Form 10QSB
period 2000-10-31
SLW ENTERPRISES INC
filed 2001-02-28
CIK 1112424

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  October  31,  2000
                          ------------------

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _____________  to _____________


Commission  File  No.  000-32093
                       ---------

                              SLW ENTERPRISES INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                            91-2022980
----------                                                            ----------
(State or Other Jurisdiction of                                (I.R.S.  Employer
incorporation or organization)                                Identification No)

                          Suite 210, 580 Hornby Street
                   Vancouver, British Columbia, Canada V6C 3B6
                   --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                   --------------------------------------------
                            Issuer's Telephone Number

                                       N/A
                   --------------------------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1) Yes  X       No        (2) Yes  X            No
               ---         ---            ---              ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                January 31, 2001

                        Common - 2,600,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

    Transitional Small Business Issuer Format       Yes  X          No
                                                        ---            ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                              SLW ENTERPRISES INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)

SLW  ENTERPRISES  INC.
(A Development Stage Company)
INTERIM  BALANCE  SHEET


                                                                               October 31,    April 30,
                                                                                  2000          2000
                                                                                   $              $
                                                                              (unaudited)     (audited)
ASSETS

Current Assets

Cash                                                                                     -           -
-------------------------------------------------------------------------------------------------------
Total Assets                                                                             -           -
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities                                               500           -
Note payable (Note 4)                                                               35,000      35,000
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   35,500      35,000
-------------------------------------------------------------------------------------------------------
Contingency (Note 2)

Stockholders' Equity (Deficit)

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
1,600,000 shares issued and outstanding (April 30, 2000 - 1,600,000)                   160         160

Additional Paid-in Capital                                                          15,840      15,840
-------------------------------------------------------------------------------------------------------
                                                                                    16,000      16,000
-------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                              -           -
-------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                   (51,500)    (51,000)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                     (35,500)    (35,000)
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                                           -           -
=======================================================================================================

(See  accompanying  Notes  to  the  Interim  Financial  Statements)

SLW  ENTERPRISES  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  OPERATIONS
(Unaudited)


                                                                              Three
                                                     Accumulated From         Months       Six Months
                                                      March 22, 2000           Ended         Ended
                                                  (Date of Inception) to    October 31,   October 31,
                                                    October 31, 2000           2000           2000
                                                           $                    $              $

Revenue                                                                -              -             -
------------------------------------------------------------------------------------------------------

General and administrative expenses                               16,500            500           500
License written-off                                               35,000              -             -
------------------------------------------------------------------------------------------------------
Net loss                                                         (51,500)          (500)         (500)
======================================================================================================
Net Loss Per Share (Basic and diluted)                                             0.00          0.00
======================================================================================================
Weighted Average Number of Shares Outstanding                                 1,600,000     1,600,000
======================================================================================================

(See accompanying Notes to the Interim Financial Statements)

SLW  ENTERPRISES  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  CASH  FLOWS
(Unaudited)


                                                                    For the period
                                                                    from March 22,
                                                   Six Months       2000 (Date of
                                                      Ended      Inception) to April
                                                   October 31,        30, 2000
                                                       2000           (audited)
                                                        $                $
Cash Flows From Operating Activities

Net loss                                                 (500)              (51,000)

Items not requiring outlay of cash:

Legal and organizational costs                              -                16,000
Amortization of license                                     -                     -
License written-off                                         -                35,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                  500                     -
------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                      -                      -
------------------------------------------------------------------------------------
Increase (Decrease) In Cash                                -                      -

Cash at Beginning of Period                                -                      -
------------------------------------------------------------------------------------
Cash at End of Period                                      -                      -
====================================================================================
Supplemental Disclosures

Interest paid                                              -                      -
Income tax paid                                            -                      -

(See accompanying Notes to the Interim Financial Statements)

SLW  ENTERPRISES  INC.
A  Development  Stage  Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER  31,  2000
(Unaudited)


1.   Basis of Presentation

     These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's SB-2 Registration Statement.

     In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ended April 30, 2001.


2.   Nature of Operations and Continuance of Business

     SLW Enterprises Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 22, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Minnesota, in which the grantor of the license offers these products for sale from various suppliers on their Web Site.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise sufficient equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.


3.   Summary of Significant Accounting Policies

     (a)  Year end

          The Company's fiscal year end is April 30.

     (b)  License

          The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. The License was written-off to operations as at April 30, 2000 due to the lack of historical cash flow of Vitaminmineralherb.com. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

3.   Summary of Significant Accounting Policies

     (d)  Revenue Recognition

          The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

     (e)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (f)  Adjustments

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

4.   License

     The Company's asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Montana, North Dakota, South Dakota and Wyoming. The license was acquired on April 13, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits.

     The Company paid total consideration of $35,000 for the license with a note payable of $35,000. See Note 5.

     The License was written-off to operations as at April 30, 2000 due to the lack of historical cash flow of Vitaminmineralherb.com. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.


5.   Note Payable

     The note payable is unsecured, non-interest bearing and is repayable upon the successful completion of an Initial Public Offering of the common stock of the Company and sale of all registered shares pursuant to such offering. As the proceeds from this offering are not sufficient to repay this loan the President of the Company does not intend to demand repayment until sufficient funds are in place.


6.   Related Party Transaction

     The License referred to in Note 4 was assigned to the Company by the sole director and President of the Company for consideration of the assumption of a note payable of $35,000. The License was recorded at the transferors cost of $35,000 which was also fair market value at the time.

     The Grantor of the License is not related to the Company.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.


Plan  of  Operation
-------------------

The Company has not engaged in any material operations or had any revenues from operations since its inception on March 22, 2000. The Company's plan of operation for the next 12 months is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and to determine the feasibility of the Company's business plan of selling Vitamineralherb products to targeted markets. Additional funds may be advanced by management or stockholders as loans to the Company. It is impossible to predict the amount of any such loans or advances. However, any such loans or advances should not exceed $25,000 and will be on terms no less favourable to the Company than would be available from a commercial lender in an arm's length transaction.

Results  of  Operations
-----------------------

During the quarterly periods ended October 31, 2000, and 1999, the Company had no business operations other than filing an SB-2 Registration Statement which costs were paid in a prior period.

Liquidity
---------

The Company had no cash on hand at October 31, 2000. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000.

PART II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings.

           None;  not  applicable.

Item  2.   Changes  in  Securities.

           None;  not  applicable.

Item  3.   Defaults  Upon  Senior  Securities.

           None;  not  applicable.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

           None;  not  applicable.

Item  5.   Other  Information.

           None;  not  applicable.

Item  6.   Exhibits  and  Reports  on  Form  8-K.

           None.


           DOCUMENTS  INCORPORATED  BY  REFERENCE

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SLW  ENTERPRISES  INC.

Date:   February 22, 2001               By:    /s/  Suzanne  Wood
       ---------------------                  -------------------------------
                                               Suzanne  Wood, President,
                                               Secretary, Treasurer and
                                               Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:   February 22, 2001               By:    /s/  Suzanne  Wood
       ---------------------                  -------------------------------
                                               Suzanne  Wood, President,
                                               Secretary, Treasurer and
                                               Director