Form 10QSB
period 2001-01-31
SLW ENTERPRISES INC
filed 2001-02-28
CIK 1112424

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  January 31, 2001
                          ----------------

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

                              SLW ENTERPRISES INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Unaudited)

SLW  ENTERPRISES  INC.
(A  Development  Stage  Company)
INTERIM  BALANCE  SHEET


                                                                               January 31,   April 30,
                                                                                  2001          2000
                                                                                   $              $
                                                                              (unaudited)     (audited)
ASSETS

Current Assets

Cash                                                                                 4,485           -
-------------------------------------------------------------------------------------------------------
Total Assets                                                                         4,485           -
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities                                             1,327
Note payable (Note 4)                                                               35,000      35,000
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   36,327      35,000
-------------------------------------------------------------------------------------------------------
Contingency (Note 2)

Stockholders' Equity (Deficit)

Common Stock: $0.001 par value; authorized 100,000,000 common shares;
2,600,000 shares issued and outstanding (April 30, 2000 - 1,600,000)                   260         160

Additional Paid-in Capital                                                          25,740      15,840
-------------------------------------------------------------------------------------------------------
                                                                                    26,000      16,000
-------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                              -           -
-------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                   (57,842)    (51,000)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                     (31,842)    (35,000)
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                                       4,485           -
=======================================================================================================

(See  accompanying  Notes  to  the  Interim  Financial  Statements)

SLW  ENTERPRISES  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  OPERATIONS
(Unaudited)


                                                                              Three           Nine
                                                     Accumulated From         Months         Months
                                                      March 22, 2000           Ended         Ended
                                                  (Date of Inception) to    January 31,   January 31,
                                                    January 31, 2001           2001          2001
                                                           $                    $              $
Revenue                                                                -              -             -
------------------------------------------------------------------------------------------------------

General and administrative expenses                               22,842          6,342         6,842
License written-off                                               35,000              -             -
------------------------------------------------------------------------------------------------------
Net loss                                                         (57,842)        (6,342)       (6,842)
======================================================================================================
Net Loss Per Share (Basic and diluted)                                           (0.004)       (0.004)
======================================================================================================
Weighted Average Number of Shares Outstanding                                 1,600,000     1,600,000
======================================================================================================

(See accompanying Notes to the Interim Financial Statements)

SLW  ENTERPRISES  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  CASH  FLOWS
(Unaudited)


                                                                     For the period
                                                                    from March 22,
                                                   Nine Months       2000 (Date of
                                                      Ended       Inception) to April
                                                    January 31,        30, 2000
                                                       2001            (audited)
                                                        $                  $
Cash Flows From Operating Activities

Net loss                                                (6,842)             (51,000)

Items not requiring outlay of cash:

Legal and organizational costs                               -               16,000
Amortization of license                                      -                    -
License written-off                                          -               35,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                 1,327                    -
------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                   (5,515)                   -
------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                    10,000                    -
------------------------------------------------------------------------------------
Increase In Cash                                         4,485                    -

Cash at Beginning of Period                                  -                    -
------------------------------------------------------------------------------------
Cash at End of Period                                    4,485                    -
====================================================================================
Supplemental Disclosures

Interest paid                                                -                    -
Income tax paid                                              -                    -

(See  accompanying  Notes  to  the  Interim  Financial Statements)

SLW  ENTERPRISES  INC.
A  Development  Stage  Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January  31,  2001
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

     In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that can be expected for the year ended April 30, 2001.


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

3.   Summary of Significant Accounting Policies

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

Results  of  Operations
-----------------------

A total of $5,000 was paid, pursuant to a Business Agreement dated January 30, 2001 with Magnum Financial Corp. The Company will receive consulting services in the area of financing, capitalization, shareholder relations, public market strategy and broker relations. In particular, Magnum Financial Corp. will file with all necessary entities the documentation required to request approval for trading on the over-the-counter Bulletin Board and will pay a further $5,000 upon OTC Bulletin Board listing and $5,000 three weeks after OTC Bulletin Board Listing. Magnum Financial Corp. will be awarded fees for financing produced at a rate of 5% of gross proceeds; 2.5% in cash and 2.5% in common shares issued under Rule 144.


Liquidity
---------

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000.

The Company had $4,485 of cash on hand at January 31, 2001. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

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