Form 10KSB
period 2001-04-30
SLW ENTERPRISES INC
filed 2001-07-26
CIK 1112424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
                                   (Mark one)
[X]   Annual  report under section 13 or 15(d) of the Securities Exchange Act of
1934  For  the  fiscal  year  ended  April  30,  2001
OR                                   ----------------
[_]   Transition report under section 13 or 15(d) of the Securities Exchange Act of  1934  For  the  transition  Period  from  ________  to  ________.

Commission  file  number:      000-32093
                         --------------------

                              SLW ENTERPRISES INC.
                              --------------------
                 (Name of small business issuer in its charter)

            Washington                                  91-2022980
            ----------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)

    Suite 210 - 580 Hornby Street
 Vancouver, British Columbia, Canada                    V6C 3B6
---------------------------------------                (Zip Code)
(Address of principal executive offices)

Issuer's  telephone  number:  (604) 687-6991

Securities registered under Section 12(b) of the Act:
            (Title  of  Class)                        Name of exchange on which
                                                      registered

                  None                                          None
        ------------------------                       ------------------------

Securities registered under
       Section 12(g) of the Act:  Common Stock, $0.0001 par value
                                  -------------------------------
                                         (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes   X       No
          ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 9, 2001, computed at which the stock was sold, was $10,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On July 9, 2001, the registrant had 2,600,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes [_]    No [X]

                                   SLW ENTERPRISES INC.

INDEX  TO
ANNUAL  REPORT  ON  FORM  10-KSB
FOR  THE  TWELVE  MONTH  PERIOD  ENDED  APRIL  30,  2001
PART I                                                                                  PAGE
Item 1   Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 2   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 3   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . .    13

PART II
Item 5   Market for Common Equity and Related Stockholder Matters . . . . . . . . . .    14
Item 6   Management's Discussion & Analysis . . . . . . . . . . . . . . . . . . . . .    14
Item 7   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Item 8   Changes In and Disagreements with Accountants. . . . . . . . . . . . . . . .    17

PART III
Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . .    17
Item 10  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Item 11  Security Ownership of Certain Beneficial Owners and Management . . . . . . .    18
Item 12  Certain Relationships and Related Transactions . . . . . . . . . . . . . . .    19
Item 13  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .    19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .19

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SLW Enterprises Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SLW Enterprises Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

THE COMPANY

     GENERAL

SLW Enterprises was incorporated under the laws of the State of Washington on March 24, 2000, and is in its early developmental and promotional stages. To date, SLW Enterprises' only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. SLW Enterprises has not commenced commercial operations. SLW Enterprises has no full time employees and owns no real estate.

     ACQUISITION  OF  THE  LICENSE

On April 13, 2000, SLW Enterprises' majority shareholder, Suzanne Wood, in return for a promissory note for $35,000, transferred to SLW Enterprises her rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Montana, South Dakota and Wyoming via the Internet. Ms. Wood acquired the license from Vitamineralherb.com for a promissory note for $35,000 payable from SLW Enterprises to Vitamineralherb.com upon the successful completion of SLW Enterprises' initial public offering.

     THE  LICENSE

SLW Enterprises has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The license grants SLW Enterprises an exclusive license for the territory of Montana, South Dakota and Wyoming. The license will be automatically renewed unless SLW Enterprises or Vitamineralherb.com gives the other notice of its intent not to renew.

Vitamineralherb.com has agreed to provide certain business administrative services to SLW Enterprises, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling SLW Enterprises to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfillment system, will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which Vitamineralherb.com and SLW Enterprises share equally.

SLW Enterprises (and its customers) will have access to all products offered on the Vitamineralherb website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which SLW Enterprises and Vitamineralherb.com share equally. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

When a fitness or health professional becomes a client, SLW Enterprises' salesperson will show the client how to access the Vitamineralherb website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check ("e-check"), or debit card. All products are shipped by the manufacturer directly to the professional or its clients.

The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the supplier. Vitamineralherb.com will then forward the money due SLW Enterprises via electronic funds transfer. Vitamineralherb's software will track all sales through the customer's identification number, and at month end, e-mail to SLW Enterprises and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in Montana, South Dakota and Wyoming will automatically be assigned to SLW Enterprises, whether or not originated by SLW Enterprises' marketing efforts.


     BACKGROUND  ON  THE  MANUFACTURER  AND  DISTRIBUTOR

Vitamineralherb.com entered into a Manufacturing Agreement, dated June 9, 2000, with Ives Formulation Co., of San Diego, California. Ives Formulation is a wholly-owned subsidiary of Ives Health Company, Inc., a public company traded on the Bulletin Board under the symbol "IVEH". Ives Formulation has been a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations. In addition to a line of standard products, Ives Formulation is able to manufacture custom blended products for customers, and to supply privately labeled products for SLW Enterprises' customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

     IMPLEMENTATION  OF  BUSINESS  PLAN:  MILESTONES

SLW Enterprises' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should SLW Enterprises determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. SLW Enterprises will achieve implementation of its business plan by meeting the following milestones:

- MILESTONE 1 - MARKET SURVEY. In order to determine the feasibility of its business plan, SLW Enterprises must conduct research into the various potential target markets. The market analysis research will likely consist of a telephone survey to 100-200 potential clients, focusing on three or four of the core target markets, such as chiropractors, health clubs, and alternative medicine practitioners. The survey would likely contain questions which would determine the marketing approach and acceptability of specific products.

- MILESTONE 2: - HIRE SALESPEOPLE. Should SLW Enterprises determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. SLW Enterprises expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. It is anticipated that hiring the salespeople may take four to eight weeks. The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

- MILESTONE 3: ESTABLISH AN OFFICE. SLW Enterprises would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. It is anticipated that it may take eight to twelve weeks to locate acceptable office space and select and purchase equipment. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

- MILESTONE 4: DEVELOPMENT OF ADVERTISING CAMPAIGN. The next step would be to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, SLW Enterprises will attempt to develop its advertising campaign concurrently with establishing an office. The cost of developing the campaign is estimated at approximately $12,000 per year.

- MILESTONE 5: IMPLEMENTATION OF ADVERTISING CAMPAIGN/SALES CALLS. Implementation of the advertising campaign would begin with mailing the sales materials to the identified list of prospects. Approximately two to four weeks thereafter, the salespeople would begin telephone follow ups and scheduling of sales calls. Although it will be necessary to make sales calls throughout the life of the company, it is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete. The cost of salary and expenses for two salespeople is estimated at $248,000 per year.

- MILESTONE 6: ACHIEVE REVENUES. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. SLW Enterprises will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. SLW Enterprises hopes that clients would begin placing orders within four weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two.

SLW Enterprises will have to obtain additional financing through an offering or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders.
Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to SLW Enterprises or at all.

     INDUSTRY  BACKGROUND

     GROWTH  OF  THE  INTERNET  AND  ELECTRONIC  COMMERCE

The Internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, as of February 2000, there were approximately 275.5 million Internet users worldwide. At the IDC Internet Executive Forum held on September 28-29, 1999, IDC stated that in 1999 US $109 billion in purchases involved the Internet. IDC's vice president, Sean Kaldor, indicated that figure is expected to increase more than ten-fold over the next five years to US $1.3 trillion in 2003, with $842 million completed directly over the Web. SLW Enterprises believes that this dramatic growth presents significant opportunities for online retailers.

     THE  VITAMIN,  SUPPLEMENT,  MINERAL  AND ALTERNATIVE HEALTH PRODUCT MARKET.

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be US $434 million in the year 2003, up from $1 million in 1998. SLW Enterprises believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

     COMPETITION

The electronic commerce industry is new, rapidly evolving and intensely competitive, and SLW Enterprises expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

     SLW  Enterprises' competitors can be divided into several groups including:

     - traditional vitamins, supplements, minerals and alternative health products retailers;
     - the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
     - online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
     - independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
     - mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
     - direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of SLW Enterprises' potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than SLW Enterprises has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than SLW Enterprises does. Increased competition may result in reduced operating margins and loss of market share.

SLW Enterprises believes that the principal competitive factors in its market are:

     -    ability  to  attract  and  retain  customers;
     -    breadth  of  product  selection;
     -    product  pricing;
     -    ability  to  customize  products  and  labeling;
     -    quality  and  responsiveness  of  customer  service.

SLW  Enterprises  believes  that  it  can  compete  favorably  on these factors.
However, SLW Enterprises will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, SLW Enterprises' online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

SLW Enterprises believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

     - Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
     - Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.
     - Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attractive to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

As a result of the foregoing limitations, SLW Enterprises believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

SLW Enterprises hopes to attract and retain consumers through the following key attributes of its business:

     - Broad Expandable Product Assortment. SLW Enterprises' product selection is substantially larger than that offered by store-based retailers.
     - Low Product Prices. Product prices can be kept low due to volume purchases through SLW Enterprises' affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to SLW Enterprises' lack of need of inventory and warehouse space. All products are shipped from International Formulation and Manufacturing's inventory.
     - Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
     - Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

     REGULATORY  ENVIRONMENT

The manufacturing, processing, formulating, packaging, labeling and advertising of the products SLW Enterprises sells may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or

"adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on SLW Enterprises' site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of SLW Enterprises' suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with SLW Enterprises' marketing of products and could cause us to incur significant additional expenses.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and SLW Enterprises cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products SLW Enterprises offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the noncompliant literature from Vitamineralherb.com's website or the modification of SLW Enterprises' selling methods, interfering with SLW Enterprises continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The
Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order.

In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

SLW Enterprises cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, SLW Enterprises cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, SLW Enterprises cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to SLW Enterprises' business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

     REGULATION  OF  THE  INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in SLW Enterprises' sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect SLW Enterprises' opportunity to derive financial benefit from such activities.

     EMPLOYEES

SLW  Enterprises  is a development stage company and currently has no employees.
SLW Enterprises is currently managed by Suzanne Wood, its sole officer and director. SLW Enterprises looks to Ms. Wood for her entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. SLW Enterprises may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in SLW Enterprises, which would dilute the ownership interest of holders of existing shares of its common stock.

     AVAILABLE  INFORMATION  AND  REPORTS  TO  SECURITIES  HOLDERS

SLW Enterprises is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room, and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. SLW Enterprises' filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

SLW Enterprises currently maintains limited office space, occupied by Suzanne Wood, for which it pays no rent. Its address is Suite 210 - 580 Hornby Street, Vancouver, British Columbia, Canada, and its phone number is (604) 687-6991. SLW Enterprises does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the twelve month period ended April 30, 2001.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

No established public trading market exists for SLW Enterprises' securities. SLW Enterprises has no common equity subject to outstanding purchase options or warrants. SLW Enterprises has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that SLW Enterprises has agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by SLW Enterprises. SLW Enterprises is currently applying to have its shares traded on the OTC Bulletin Board.

As of July 9, 2001, there were 2,600,000 shares of common stock outstanding, held by 41 shareholders of record.

To date SLW Enterprises has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon SLW Enterprises' future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On April 13, 2000, SLW Enterprises issued 1,600,000 shares of common stock to Suzanne Wood in satisfaction of legal expenses. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, Regulation S and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Ms. Wood's status as the founder and initial management of SLW Enterprises, and her status as an accredited investor and her foreign nationality, and the limited number of investors (1).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion and analysis of SLW Enterprises' financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

     PLAN  OF  OPERATION

During the period from March 24, 2000 through April 30, 2001, SLW Enterprises has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by SLW Enterprises during this period.

For the current fiscal year, SLW Enterprises anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. SLW Enterprises anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

SLW Enterprises' business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

SLW Enterprises remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, SLW Enterprises' balance sheet as of April 30, 2001, reflects total assets of $2,255, in the form of cash.

The original shareholder also paid for legal expenses in the amount of $16,000 for which she received 1,600,000 shares of common stock of the Company.

SLW Enterprises' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. In order to determine the feasibility of its business plan, SLW Enterprises plans, during the next six to twelve months, to conduct research into these various potential target markets. Should SLW Enterprises determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, SLW Enterprises believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, SLW Enterprises will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. SLW
Enterprises will have to obtain additional financing through an offering or capital contributions by current shareholders.

SLW Enterprises will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to SLW Enterprises or at all. SLW Enterprises has no commitments for capital expenditures.

In addition, SLW Enterprises may engage in a combination with another business. SLW Enterprises has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

In its Independent Auditor's Report, SLW Enterprises' accountants state that SLW Enterprises' failure to generate revenues and conduct operations since its inception raise substantial doubt about SLW Enterprises' ability to continue as a going concern. SLW Enterprises will require substantial working capital, and currently has inadequate capital to fund its business. SLW Enterprises may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

SLW  Enterprises  Inc.

Index  to  Financial  Statements  Contents

Report of Independent Auditors . . . . . . . . . . . . . . . . . .  F-1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .  F-4

Statements of Stockholders' Equity . . . . . . . . . . . . . . . .  F-5

Notes to the Financial Statements. . . . . . . . . . . . . . . . .  F-6

MANNING      ELLIOTT                        11th FLOOR, 1050 West Pender Street,
                                            Vancouver,  BC,  Canada  V6E  3S7

CHARTERED ACCOUNTANTS                       Tel: 604.714.3600 Fax: 604.714.3669
                                            Web: manningelliott.com



                          Independent Auditor's Report
                          ----------------------------


To  the  Board  of  Directors
SLW  Enterprises  Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of SLW Enterprises Inc. (A Development Stage Company) as of April 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the period from March 22, 2000 (Date of Inception) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of SLW Enterprises Inc. (A Development Stage Company), as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the period from March 22, 2000 (Date of Inception) to April 30, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Manning  Elliott

CHARTERED  ACCOUNTANTS
Vancouver,  Canada

June  8,  2001

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Balance  Sheets

                                                                      April 30,    April 30,
                                                                        2001         2000
                                                                          $            $

ASSETS

Current Assets

Cash                                                                      2,255            -
---------------------------------------------------------------------------------------------
Total Assets                                                              2,255            -
=============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                          4,338            -
Accrued liabilities                                                         750
Note payable (Note 4)                                                    35,000       35,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                        40,088       35,000
---------------------------------------------------------------------------------------------


Contingency (Note 2)

Stockholders' Equity (Deficit)

Common Stock: $0.001 par value; authorized 100,000,000 common shares; 2,600,000 and 1,600,000 shares issued and outstanding
respectively                                                                260          160

Additional Paid-in Capital                                               25,740       15,840
---------------------------------------------------------------------------------------------
                                                                         26,000       16,000
---------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred
shares; none issued                                                           -            -
---------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                        (63,833)     (51,000)
---------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                          (37,833)     (35,000)
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                            2,255            -
=============================================================================================

(See  accompanying  Notes  to  the  Financial  Statements)

SLW Enterprises Inc.
(A Development Stage Company)
Statements of Operations

                                                            Accumulated       Year      For the period
                                                                   From      Ended      from March 22,
                                                         March 22, 2000      April       2000 (Date of
                                                 (Date of Inception) to        30,       Inception) to
                                                         April 30, 2001       2001      April 30, 2000
Revenue                                                               -            -                 -
-------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                                             21,006        5,006            16,000
Bank charges                                                         34           34                 -
Consulting fees                                                   5,000        5,000                 -
License written-off                                              35,000            -            35,000
Office                                                              439          439                 -
Transfer agent and filing fees                                    2,354        2,354                 -
-------------------------------------------------------------------------------------------------------

Net loss                                                        (63,833)     (12,833)          (51,000)
=======================================================================================================

Net Loss Per Share (Basic and diluted)                                         (0.01)            (0.03)
=======================================================================================================
Weighted Average Number of Shares                                          1,933,000
Outstanding                                                                                  1,600,000
=======================================================================================================

(See  accompanying  Notes  to  the  Financial  Statements)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows

                                                   Accumulated                  For the period
                                                from March 22,                  from March 22,
                                                 2000 (Date of    Year Ended     2000 (Date of
                                                 Inception) to     April 30,     Inception) to
                                                April 30, 2001          2001    April 30, 2000
                                                             $             $                 $
Cash Flows From Operating Activities

Net loss                                               (63,833)      (12,833)          (51,000)

Items not requiring outlay of cash:

Legal and organizational costs                          16,000             -            16,000
License written-off                                     35,000             -            35,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                 5,088         5,088                 -
-----------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                   (7,745)       (7,745)                -
-----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Common shares issued                                    10,000        10,000                 -
-----------------------------------------------------------------------------------------------

Increase In Cash                                         2,255         2,255                 -

Cash at Beginning of Period                                  -             -                 -
-----------------------------------------------------------------------------------------------
Cash at End of Period                                    2,255         2,255                 -
===============================================================================================

Non-Cash Financing Activities

A total of 1,600,000 shares were issued to
a director at a fair market value of $0.01
per share for legal and organizational
expenses paid                                           16,000             -            16,000

A note payable was assumed by the
Company for the acquisition of a License
from a director (Notes 3 and 5)                         35,000             -            35,000
-----------------------------------------------------------------------------------------------

                                                        51,000                          51,000
===============================================================================================

Supplemental Disclosures

Interest paid                                                -             -                 -
Income tax paid                                              -             -                 -

(See  accompanying  Notes  to  the  Financial  Statements)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From March 22, 2000 (Date of Inception) to April 30, 2001

                                                                            Deficit
                                                                        Accumulated
                                                      Additional         During the
                                          Common Stock   Paid-in        Development
                                        Shares   Amount  Capital    Total     Stage
                                             #        $        $        $         $

Balance - March 22, 2000 (Date of
Inception)                                   -        -        -        -        -

Stock issued for legal and
organizational expenses at a fair
market value of $0.01 per share      1,600,000      160   15,840   16,000        -

Net loss for the period                      -        -        -        -  (51,000)
-----------------------------------------------------------------------------------
Balance - April 30, 2000             1,600,000      160   15,840   16,000  (51,000)

Stock issued for cash at $0.01 per
share                                1,000,000      100    9,900   10,000        -

Net loss for the year                        -        -        -        -  (12,833)
-----------------------------------------------------------------------------------
Balance - April 30, 2001             2,600,000      260   25,740   26,000  (63,833)
===================================================================================

(See  accompanying  Notes  to  the  Financial  Statements)

SLW  Enterprises  Inc.
A  Development  Stage  Company)
Notes  to  the  Financial  Statements
April  30,  2001


1.   Development  Stage  Company

     SLW Enterprises Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 22, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000.


2.   Summary  of  Significant  Accounting  Policies

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

3.   License

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


4.   Note  Payable

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


5.   Related  Party  Transaction

     The License referred to in Note 4 was assigned to the Company by the sole director and President of the Company for consideration of the assumption of a note payable of $35,000. The License was recorded at the transferors cost of $35,000 which was also fair market value at the time.

     The  Grantor  of  the  License  is  not  related  to  the  Company.


6.   Commitment

     The Company entered into a Business Agreement with Magnum Financial Corp. ("Magnum") whereby Magnum will assist the Company with the approval of trading on the OCT Bulletin Board. The Company has paid $5,000 upon acceptance of this agreement and will pay $5,000 upon listing for trading on the OTC BB and a further $5,000 three weeks after listing for trading on the OTC BB.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of SLW Enterprises:

    NAME                  AGE    POSITION
    Suzanne  L.  Wood     44     President,  Secretary,  Treasurer,  Director

In April, 2000, Ms. Wood was elected as the sole officer and director of SLW Enterprises. She will serve until the next annual meeting of SLW Enterprises' shareholders and her successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Since 1986, Ms. Wood has been the principal of Wood & Associates, financial and corporate management consultants providing services in corporate financing and mergers and acquisitions. Ms. Wood is an accountant with over 20 years' in experience in the finances and corporate management of private and public companies. After graduating from the University of British Columbia, Ms. Wood spent several years with Revenue Canada, Taxation, primarily with its Business Audit Division. During this period she participated in the Certified General Accountants Program. Since leaving government services she provides general consulting services to companies in connection with the development of new business ventures. She participates in efforts to raise capital for the companies by assisting in the strategic business planning and advising with respect to the company's capital structure. Part of her services includes the performance of a financial and strategic audit of the company in order to assist the company to formulate its future strategies. Ms. Wood assists with the performance of due diligence related to potential business arrangements. Through her network of business contacts cultivated over numerous years, she has assisted companies with the development of world-wide marketing, promotional and fund raising strategies. She is currently on the Board of Directors of a number of private and public companies including Genetronics Biomedical Ltd., a company listed on the Toronto and Amex Stock Exchange.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director has received any remuneration from SLW Enterprises. Although there is no current plan in existence, it is possible that SLW Enterprises will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of SLW Enterprises' business plan. SLW Enterprises has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. SLW Enterprises has no employment contract or compensatory plan or arrangement with any executive officer of SLW Enterprises. The director currently does not receive any cash compensation from SLW Enterprises for her service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth, as of July 9, 2001, SLW Enterprises' outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by SLW Enterprises to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                           SHARES    PERCENTAGE OF
NAME                                        OWNED     SHARES OWNED
                                          ---------  --------------
Suzanne Wood                              1,600,000            100%
Suite 210 - 580 Hornby Street
Vancouver, British Columbia, Canada
-----------------------------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A   1,600,000            100%
GROUP (1 Individual)

DESCRIPTION  OF  SECURITIES

The following description of SLW Enterprises' capital stock is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by SLW Enterprises' articles of incorporation and bylaws, and by the applicable provisions of Washington law.

The  authorized capital stock of SLW Enterprises consists of 120,000,000 shares:
100,000,000 shares of Common Stock having a par value of $0.0001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.0001 per share. The articles of incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of SLW Enterprises' common stock.

The holders of shares of common stock of SLW Enterprises do not have cumulative voting rights in connection with the election of the Board of Directors, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of SLW Enterprises' directors.

The holders of shares of common stock are entitled to dividends, out of funds legally available therefor, when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. The holders of the shares of common stock have no preemptive or subscription rights. In the event of liquidation, dissolution or winding up of the affairs of SLW Enterprises, holders are entitled to receive, ratably, the net assets of SLW Enterprises available to shareholders after payment of all creditors.

All of the issued and outstanding shares of common stock are duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of SLW Enterprises' common stock are issued, the relative interests of existing shareholders may be diluted.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No director, executive officer or nominee for election as a director of SLW Enterprises, and no owner of five percent or more of SLW Enterprises' outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

A.     Exhibits


Exhibit
Number              Description
-------             -----------------------------------
10.1                Magnum  Financial  Corp.  Agreement

B.     Reports  on  Form  8-K

None.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SLW ENTERPRISES INC.

                              By:          /s/
                                 ------------------------
                                 Suzanne  L.  Wood
                                 President

                              Date:  July  16,  2001
                                   ----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:          /s/               Date:     July  16,  2001
                      -----------------------          --------------------
                      Suzanne  L.  Wood
                      President,  Director,  Chief
                      Financial  and  Accounting
                      Officer

                                  EXHIBIT INDEX


Exhibit
Number              Description
-------             -----------------------------------
10.1                Magnum  Financial  Corp.  Agreement