Form 10QSB
period 2001-07-31
SLW ENTERPRISES INC
filed 2001-09-13
CIK 1112424

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  July  31,  2001
                          ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ___________________ to ____________________

Commission  File  No.  000-32093
                       ---------

                              SLW ENTERPRISES INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                            91-2022980
----------                                                            ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or  organization)                               Identification No)

                          Suite 210, 580 Hornby Street
                  Vancouver, British Columbia, Canada V6C 3B6
               -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                          ----------------------------
                            Issuer's Telephone Number

                                       N/A
                          ----------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                                  July 31, 2001
                        Common - 2,600,000 common shares

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

                              SLW ENTERPRISES INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

SLW  Enterprises  Inc.
(A Development Stage Company)
Interim  Balance  Sheet

                                                                               July 31,    April 30,
                                                                                   2001         2001
                                                                                      $            $
                                                                             (unaudited)    (audited)
ASSETS

Current Asset

Cash                                                                                 220        2,255
------------------------------------------------------------------------------------------------------

Total Asset                                                                          220        2,255
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                   6,192        4,338
Accrued liabilities                                                                  500          750
Note payable (Note 4)                                                             35,000       35,000
------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 41,692       40,088
------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
2,600,000 shares issued and outstanding respectively                                 260          260

Additional Paid-in Capital                                                        25,740       25,740
------------------------------------------------------------------------------------------------------
                                                                                  26,000       26,000
------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                            -            -
------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                 (67,472)     (63,833)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                          (41,472)     (37,833)
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                           220        2,255
======================================================================================================

(See Accompanying Notes to the Interim Financial Statements)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations

                                                  Accumulated From
                                                    March 24, 2000        Three months ended
                                                (Date of Inception)     July 31,      July 31,
                                                  to July 31, 2001          2001          2000
                                                                 $             $             $
                                                       (unaudited)    (unaudited)   (unaudited)
Revenue                                                           -             -             -
-----------------------------------------------------------------------------------------------
Expenses

Accounting and legal                                         23,730         2,724             -
Bank charges                                                     44            10             -
Consulting fees                                               5,000             -             -
License written-off                                          35,000             -             -
Office                                                          528            89             -
Transfer agent and filing fees                                3,170           816             -
-----------------------------------------------------------------------------------------------
Net loss                                                    (67,472)       (3,639)            -
===============================================================================================
Net Loss Per Share (Basic and diluted)                                          -             -
===============================================================================================
Weighted Average Number of Shares Outstanding                           2,600,000     1,600,000
===============================================================================================

(See  Accompanying  Notes  to  the  Interim  Financial  Statements)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows

                                                                            Three months ended
                                                                          July 31,      July 31,
                                                                              2001         2000
                                                                                 $            $
                                                                        (unaudited)   (unaudited)
Cash Flows From Operating Activities

Net loss                                                                     (3,639)            -

Items not requiring outlay of cash:

Legal and organizational costs                                                    -             -
License written-off                                                               -             -

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                                      1,604             -
-------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                        (2,035)            -
-------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Common shares issued                                                              -             -
-------------------------------------------------------------------------------------------------
Increase In Cash                                                             (2,035)            -

Cash at Beginning of Period                                                   2,255             -
-------------------------------------------------------------------------------------------------
Cash at End of Period                                                           220             -
=================================================================================================

Non-Cash Financing Activities

A total of 1,600,000 shares was issued to a director at a fair market
value of $0.01 per share for legal and organizational expenses paid               -             -

A note payable was assumed by the Company for the acquisition of a
License from a director (Notes 3 and 5)                                           -             -
-------------------------------------------------------------------------------------------------

                                                                                  -             -
=================================================================================================

Supplemental Disclosures

Interest paid                                                                     -             -
Income tax paid                                                                   -             -

(See accompanying Notes to the Financial Statements)

SLW  Enterprises  Inc.
A  Development  Stage  Company)
Notes to the Interim Financial Statements
July  31,  2001
(unaudited)


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

     (b)  License

          The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

     (f)  Interim  Financial  Statements

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

     The License has been written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.


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

Item  2.   Management's  Discussion and Analysis or Plan of Operation
---------------------------------------------------------------------

The following discussion and analysis of SLW Enterprises' financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------

During the period from March 24, 2000 through July 31, 2001, SLW Enterprises has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by SLW Enterprises during this period.

For the current fiscal year ending April 30, 2002, SLW Enterprises anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. SLW Enterprises anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

SLW Enterprises' business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

SLW Enterprises remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, SLW Enterprises' balance sheet as of July 31, 2001, reflects total assets of $220, in the form of cash.

The original shareholder also paid for legal expenses in the amount of $16,000 for which she received 1,600,000 shares of common stock of the Company.

On December 7, 2000 SLW Enterprises Inc. raised $10,000 and issued 1,000,000 shares pursuant to an SB2 Registration Statement.

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

SLW Enterprises' failure to generate revenues and conduct operations since its inception raises substantial doubt about SLW Enterprises' ability to continue as a going concern. SLW Enterprises will require substantial working capital, and currently has inadequate capital to fund its business. SLW Enterprises may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

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


                                             SLW  ENTERPRISES  INC.

Date:  September  11,  2001                  By:  /s/  Suzanne  Wood
                                                  ------------------------------
                                                  Suzanne  Wood, President,
                                                  Secretary, Treasurer and
                                                  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date:  September  11,  2001                  By:  /s/  Suzanne  Wood
                                                  ------------------------------
                                                  Suzanne  Wood, President,
                                                  Secretary, Treasurer and
                                                  Director