Form 10QSB
period 2001-10-30
SLW ENTERPRISES INC
filed 2001-12-11
CIK 1112424

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ____________ to _____________

Commission  File  No.  000-32093
                       ---------

                              SLW ENTERPRISES INC.
                              --------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                          91-2022980
----------                                                         -----------
(State  or  Other  Jurisdiction  of                           (I.R.S.  Employer
incorporation  or  organization)                             Identification  No)

                          Suite 210, 580 Hornby Street
                   Vancouver, British Columbia, Canada V6C 3B6
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 687-6991
                          -----------------------------
                            Issuer's Telephone Number

                                       N/A
                          -----------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                December 4, 2001

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

                              SLW ENTERPRISES INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)


SLW Enterprises Inc.
(A Development Stage Company)
Interim Balance Sheet

                                                                             October 31,  April 30,
                                                                               2001         2001
                                                                                 $            $
                                                                             (unaudited)  (audited)
ASSETS

Current Assets

Cash                                                                                769      2,255
Prepaid expenses                                                                  7,500          -
---------------------------------------------------------------------------------------------------
Total Assets                                                                      8,269      2,255
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                  4,870      4,338
Accrued liabilities                                                               1,124        750
Due to related party (Note 5)                                                    13,000          -
Note payable (Note 4)                                                            35,000     35,000
---------------------------------------------------------------------------------------------------
Total Liabilities                                                                53,994     40,088
---------------------------------------------------------------------------------------------------
Contingency (Note 1)

Stockholders' Deficit

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
2,600,000 shares issued and outstanding respectively                                260        260

Additional Paid-in Capital                                                       25,740     25,740
---------------------------------------------------------------------------------------------------
                                                                                 26,000     26,000
---------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                          -          -
---------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                (71,725)   (63,833)
---------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                     (45,725)   (37,833)
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                       8,269      2,255
===================================================================================================

(See Accompanying Notes to the Interim Financial Statements)


SLW Enterprises Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)


                                           Accumulated From
                                            March 24, 2000
                                         (Date of Inception)   Three months ended     Six months ended
                                            to October 31,         October 31,           October 31,
                                                 2001          2001          2000      2001        2000
                                                   $             $             $         $           $
Revenue                                                  -           -           -           -           -
-----------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                                25,392       1,662           -       4,386           -
Bank charges                                            74          30           -          40           -
Consulting fees                                      7,500       2,500           -       2,500           -
License written-off                                 35,000           -           -           -           -
Office                                                 439         (89)        500           -         500
Transfer agent and filing fees                       3,320         150           -         966           -
-----------------------------------------------------------------------------------------------------------
Net loss                                           (71,725)     (4,253)       (500)     (7,892)       (500)
===========================================================================================================
Net Loss Per Share (Basic and diluted)                               -           -           -           -
===========================================================================================================
Weighted Average Number of Shares
Outstanding                                                  2,600,000   1,600,000   2,600,000   1,600,000
===========================================================================================================

(See Accompanying Notes to the Interim Financial Statements)


SLW Enterprises Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)


                                              Six months ended
                                                 October 31,
                                                2001     2000
                                                 $        $
Cash Flows From Operating Activities

Net loss                                       (7,892)   (500)

Changes in operating assets and liabilities:

Prepaid expenses                               (7,500)      -
Accounts payable and accrued liabilities       13,906     500
--------------------------------------------------------------
Net Cash Used by Operating Activities          (1,486)      -
--------------------------------------------------------------
Cash Flows From Financing Activities                -       -
--------------------------------------------------------------
Decrease In Cash                               (1,486)      -

Cash at Beginning of Period                     2,255       -
--------------------------------------------------------------
Cash at End of Period                             769       -
==============================================================

Non-Cash Financing Activities                       -       -
==============================================================

Supplemental Disclosures

Interest paid                                       -       -
Income tax paid                                     -       -

(See accompanying Notes to the Interim Financial Statements)

SLW  Enterprises  Inc.
A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
October  31,  2001
(unaudited)


1.   Development  Stage  Company

     SLW Enterprises Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 24, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site.

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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company is listed on the OTC Bulletin Board under the symbol SLWE.

2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  April  30.

     (b)  License

          The cost to acquire the License was initially capitalized. The carrying value of the License was evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License was written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

     The License was written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.

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

     The advance owing to a Company controlled by the President is non-interest bearing, unsecured and due on demand.

6.   Commitment

     The Company entered into a Business Agreement with Magnum Financial Corp. ("Magnum") whereby Magnum was to assist the Company with the approval of trading on the OTC Bulletin Board. The Company has paid $5,000 upon acceptance of this agreement and was to pay $5,000 upon listing for trading on the OTC BB and a further $5,000 three weeks after listing for trading on the OTC BB. This agreement was cancelled and the amount owing was waived.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------

The following discussion and analysis of SLW Enterprises' financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------

During the period from March 24, 2000 through October 31, 2001, SLW Enterprises has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by SLW Enterprises during this period.

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

SLW Enterprises remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, SLW Enterprises' balance sheet as of October 31, 2001, reflects total assets of $8,269. The Company has incurred a loss of $71,725 to date. During the quarter the Company recorded a prepaid expense which represents the prepaid portion of a non-refundable fee of $10,000 paid to Equitrade Securities Corporation (an investment banking firm) pursuant to an agreement dated August 9, 2001. The Company received $13,000 from a company controlled by the President which was used to fund the operations. This advance is non-interest bearing, unsecured and due on demand. The Company has a cash balance of $769 at October 31, 2001.

The original shareholder paid for legal expenses upon inception in the amount of $16,000 for which she received 1,600,000 shares of common stock of the Company.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company is listed on the OTC Bulletin Board under the symbol SLWE.

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

                                         SLW ENTERPRISES INC.

Date:  December 4, 2001                  By:  /s/ Suzanne Wood
                                              --------------------------
                                              Suzanne Wood, President,
                                              Secretary, Treasurer and
                                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:  December 4, 2001                  By:  /s/ Suzanne Wood
                                              --------------------------
                                              Suzanne Wood, President,
                                              Secretary, Treasurer and
                                              Director