Form 10QSB
period 2002-01-31
SLW ENTERPRISES INC
filed 2002-03-15
CIK 1112424

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                   to
                                   -----------------    ------------------

Commission File No. 000-32093
                    ---------

                              SLW ENTERPRISES INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                            91-2022980
----------                                                            ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification  No)

                        4015 Palm-Aire Drive West, #1002
                          Pompano Beach, FL  USA  33069
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (416) 782-9169
                          -----------------------------
                            Issuer's Telephone Number

                          Suite 210, 580 Hornby Street
                   Vancouver, British Columbia, Canada V6C 3B6
       -------------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 13, 2002

                        Common - 16,042,002 common shares

                   DOCUMENTS INCORPORATED BY REFERENCE: None.


Transitional Small Business Issuer Format      Yes          No   X
                                                    ---         ---

                                TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

   Item 1.  Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . .     3

      Balance Sheets as of January 31, 2002 and April 30, 2001 (audited). . . . . . .     4

      Statements of Operations for the three and nine months ended
      January 31, 2002 and 2001,  and the period from Inception
      (March 24, 2000) through January 31, 2002 . . . . . . . . . . . . . . . . . . .     5

      Statements of Cash Flows for the nine months ended January 31,
      2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .     7

   Item 2. Management's Discussion and Analysis or Plan of Operation. . . . . . . . .    10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

   Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .    12

   Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . .    12

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .    12

   Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .    12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                              SLW ENTERPRISES INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                  (Unaudited)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheet
                                                                              January 31,    April 30,
                                                                                 2002          2001
                                                                                   $             $
                                                                              (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                                  540        2,255
Prepaid expenses                                                                    5,000            -
-------------------------------------------------------------------------------------------------------
Total Assets                                                                        5,540        2,255
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                        -        4,338
Accrued liabilities                                                                   450          750
Due to related party (Note 4)                                                      52,500       35,000
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  52,950       40,088
-------------------------------------------------------------------------------------------------------
Contingency (Note 1)

Stockholders' Deficit

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
2,600,000 shares issued and outstanding respectively                                 260          260

Additional Paid-in Capital                                                         25,740       25,740
-------------------------------------------------------------------------------------------------------
                                                                                   26,000       26,000
-------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                            -            -
-------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                  (73,410)     (63,833)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                       (47,410)     (37,833)
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                         5,540        2,255
=======================================================================================================

Subsequent  Event  (Note  6)

                     (See Accompanying Notes to the Interim Financial Statements)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(unaudited)

                                          Accumulated From
                                           March 24, 2000
                                        (Date of Inception)       Three months ended         Nine months ended
                                           to January 31,            January 31,                January 31,
                                                2002              2002          2001         2002         2001
                                                 $                  $             $            $            $
Revenue                                                   -              -            -            -            -
------------------------------------------------------------------------------------------------------------------
Expenses

Accounting and legal                                 24,375         (1,017)           -        3,369          500
Bank charges                                            104             30           15           70           15
Consulting fees                                      10,000          2,500        5,000        5,000        5,000
License written-off                                  35,000              -            -            -            -
Office                                                  631            192            -          192            -
Transfer agent and filing fees                        3,300            (20)       1,327          946        1,327
------------------------------------------------------------------------------------------------------------------
Net loss                                            (73,410)        (1,685)      (6,342)      (9,577)      (6,842)
==================================================================================================================
Net Loss Per Share (Basic and diluted)                                   -            -            -            -
==================================================================================================================
Weighted Average Number of Shares
Outstanding                                                      2,600,000    1,600,000    2,600,000    1,600,000
==================================================================================================================

                     (See Accompanying Notes to the Interim Financial Statements)

SLW  Enterprises  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)

                                                         Nine months ended
                                                            January 31,
                                                        2002           2001
                                                         $              $
Cash Flows Used by Operating Activities

Net loss                                                     (9,577)  (6,842)

Changes in operating assets and liabilities:

Prepaid expenses                                             (5,000)       -
Accounts payable and accrued liabilities                     (4,638)   1,327
-----------------------------------------------------------------------------
Net Cash Used by Operating Activities                       (19,215)  (5,515)
-----------------------------------------------------------------------------
Cash Flows From (Used by) Financing Activities

Common shares issued                                              -   10,000
Advances from a related party                                17,500        -
-----------------------------------------------------------------------------
Net Cash From Financing Activities                           17,500   10,000
-----------------------------------------------------------------------------
Increase (Decrease) In Cash                                  (1,715)   4,485

Cash at Beginning of Period                                   2,255        -
-----------------------------------------------------------------------------
Cash at End of Period                                           540    4,485
=============================================================================

Non-Cash Financing Activities                                     -        -
=============================================================================

Supplemental Disclosures

Interest paid                                                     -        -
Income tax paid                                                   -        -

         (See accompanying Notes to the Interim Financial Statements)

SLW  Enterprises  Inc.
A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
January  31,  2002
(unaudited)


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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission, which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company is listed on the OTC Bulletin Board under the symbol SLWE.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  April  30.

     (b)  License

          The cost to acquire the License was initially capitalized. The carrying value of the License was evaluated in each reporting period to determine if there were events or circumstances that would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the License could be sold in a current transaction between willing parties. The License was written-off to operations due to the lack of historical cash flow of the License and lack of a market to resell the License.

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

     The Company paid total consideration of $35,000 for the License with a note payable of $35,000. See Note 4.

     The License was written-off to operations due to the lack of historical cash flow and lack of a market to resell the license.


4.   Related  Party  Transaction

     The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of the assumption of a note payable of $35,000. The License was recorded at the transferors cost of $35,000 which was also fair market value at the time.

     The  Grantor  of  the  License  is  not  related  to  the  Company.

     The amounts owing to a Company controlled by the President are non-interest bearing, unsecured and due on demand. On February 21, 2002 these amounts were repaid from proceeds of a loan provided by a new shareholder. See Note 6.


5.   Commitment

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

6.   Subsequent  Events

     On February 1, 2002 pursuant to a Stock Purchase Agreement, a shareholder and the sole director and officer of the Company sold 1,600,000 shares being a 61.5% interest in the Company. The purchase price was $139,500 for the shares and a further $52,500 was loaned to the Company to settle amounts due to a related party.

     The Company intends to acquire HiEnergy Microdevices, Inc. ("HiEnergy"), a Delaware corporation in the business of developing a proprietary remote detection technology used for security and industrial control purposes, which it intends to eventually bring to market. Currently the proposed structure of the acquisition is still being negotiated between the Company and HiEnergy but is expected to be finalized prior to the end of March 2002. The acquisition of HiEnergy is anticipated to result in a change in control of the Company by way of a reverse takeover.

     On February 20, 2002, the Board of Directors of the Company approved a dividend distribution to its shareholders on a 6.17-for-one basis of the Company's outstanding shares of common stock. The stock dividend entitled each shareholder of record at the close of business on March 4, 2002 to receive 5.17 additional shares of common stock for each share owned. The additional shares were to be distributed by the Company's transfer agent on March 6, 2002. The Company's common stock was eligible to be quoted on a post-dividend basis beginning on March 7, 2002.

     On February 20, 2002, the Board of Directors of the Company approved the issuance of up to 1,500,000 shares of common stock (on a post-stock dividend basis) at $1.00 per share in connection with a private placement offering to accredited investors under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The closing of the private placement offering is contingent upon the closing of the acquisition of HiEnergy by the Company.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
-----------------------------------------------------------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21B of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------

During the period from March 24, 2000 through January 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by the Company during this period.

For  the  current  fiscal  year

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of January 31, 2002, reflects total assets of $5,540. The Company has incurred a loss of $93,410 to date. The Company has recorded a prepaid expense, which represents the prepaid portion of a non-refundable fee of $10,000 paid to Equitrade Securities Corporation (an investment banking firm) pursuant to an agreement dated August 9, 2001. The Company received $52,500 in connection with the acquisition of a controlling interest in the Company, which was used to fund the operations and repay the note payable of $35,000. This advance is non-interest bearing, unsecured and due on demand. The Company had $540 in cash at January 31, 2002.

The Company's failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company's ability to continue as a going concern.

The original shareholder paid for legal expenses upon inception in the amount of $16,000 for which she received 1,600,000 shares of common stock of the Company.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission, which was declared effective on December 7, 2000. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company is listed on the OTC Bulletin Board under the symbol SLWE.

The Company's business plan is to conduct market research within the territory in which it has the rights to sell the Vitamineralherb.com products to determine the potential target markets. Based on the market research, the Company will determine whether to continue to develop a marketing plan and engage in efforts to sell the products. Based primarily on discussions with the licensor, the

Company believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. The capital infusion is intended to cover the costs of implementing the business plan. The Company intends to obtain additional financing through an equity offering or capital contributions from its shareholders.

On February 20, 2002, Rheal Cote acquired 1,600,000 shares of the Company's common stock from Suzanne Wood pursuant to a stock purchase agreement signed on February 1, 2002. Mr. Cote paid a purchase price of $139,500, from his personal funds, to Suzanne Wood and further paid $52,500, from his personal funds, as a capital contribution to the Company for the purpose of paying all amounts due and owing from the Company to Ms. Wood. As of February 20, 2002, the issued and outstanding securities of the Company consisted of 2,600,000 shares of common stock, par value $0.0001 per share. Therefore, Mr. Cote beneficially owned approximately 61.5% of the issued and outstanding common stock of the Company.

Also on February 20, 2002, Ms. Wood resigned as a Director and as President, Secretary and Treasurer of the Company. Mr. Cote and Barry Alter were appointed members of the Board of Directors of the Company (the "Board") and Mr. Alter was appointed the President, Secretary and Treasurer of the Company.

The  purpose  of  acquiring a controlling interest in the Company by Mr. Cote is
(i) to enable him to acquire and continue implementing the current business plan of the Company, which currently involves conducting market research to assess the market for distribution of vitamins, minerals and supplements in a defined territory through the Internet, and (ii) to fulfil his obligations under the letter of intent, dated January 24, 2002, executed by Mr. Cote and HiEnergy Microdevices, Inc. ("HiEnergy") to effect the Company's acquisition of HiEnergy, a Delaware corporation in the business of developing a proprietary remote detection technology used for security and industrial control purposes, which it intends to eventually bring to market.

The letter of intent contemplated that the acquisition of HiEnergy would be conducted through a reverse triangular merger (the "Merger") whereby a wholly owned subsidiary of the Company would merge with and into HiEnergy and the Company would issue its common stock to the shareholders of HiEnergy in exchange for all of the outstanding common stock of HiEnergy. Since execution of the letter of intent, uncertainty has developed as to the ability to consummate the contemplated Merger in compliance with an exemption from the registration requirement of the Securities Act of 1933, as amended. The parties are currently discussing alternative transaction structures to effect the business combination.

In connection with the anticipated acquisition of HiEnergy, the parties have agreed that the current shareholders of HiEnergy will receive a controlling interest in the Company equal to approximately 70.5% of its issued and outstanding common stock based on a capitalization of 26,000,000 shares. In connection with that objective, Mr. Cote plans to relinquish his control position in the Company subject to the taking effect of the business combination between the Company and HiEnergy by resigning as a director and surrendering to the Company all but 300,000 shares of the common stock of the Company that he holds.

The Company will need additional capital to carry out its business plan. The Company has commenced a private placement offering of up to 1,500,000 shares of common stock at $1.00 per share. The closing of the private placement offering is contingent upon the closing of the acquisition of HiEnergy by the Company. There can be no assurance that any of the funds that the Company needs will be available to it. The Company currently has no commitments for capital expenditures.

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


Item 6.  Exhibits  and  Reports  on  Form  8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SLW  ENTERPRISES  INC.


Date:  March  13,  2002                   By:    /s/  Barry  Alter
     ------------------------                -----------------------------------
                                             Barry  Alter
                                             President, Secretary, Treasurer and
                                             Director