Form 10KSB
period 2002-04-30
HIENERGY TECHNOLOGIES INC
filed 2002-07-29
CIK 1112424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  -------------------------------------------
                                  FORM 10-KSB
(Mark one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934
                  For the fiscal year ended     April 30, 2002
                                                --------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition Period from ______________ to ______________

                   Commission file number:     0 - 32093
                                          --------------------

                             HiEnergy Technologies, Inc.
                             ---------------------------
                 (Name of small business issuer in its charter)

            Washington                                         91-2022980
  -------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

           10 Mauchly Drive, Irvine, California          92618
         ----------------------------------------     -------------
         (Address of principal executive offices)      (Zip Code)

                   Issuer's telephone number:  (949) 727-3389
                                              ---------------

Securities registered under Section 12(b) of the Act:   None
                                                      --------------------------

Securities registered under Section 12(g) of the Act:   Common Stock, par  value
                                                      --------------------------
                                                        $0.0001 per share
                                                      --------------------------
                                                          (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $148,166
                                                              ----------------

As of July 22, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $16,629,900, based on the closing price reported on the OTC BB operated by the NASD. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

On July 22, 2002, the registrant had 22,613,098 shares of common stock, par value $0.0001 per share, issued and outstanding.

Documents  incorporated  by  reference:    None.
                                        ----------

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: [ ] Yes  [X] No

                          HIENERGY TECHNOLOGIES, INC.

                                     INDEX TO
                           ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED APRIL 30, 2002


PART I                                                                      PAGE

Item 1  Description of Business . . . . . . . . . . . . . . . . . . . . . .    3

Item 2  Description of Property . . . . . . . . . . . . . . . . . . . . . .   15

Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 4  Submission of Matters to a Vote of Security Holders . . . . . . . .   15

PART II

Item 5  Market for Common Equity and Related Shareholder Matters. . . . . .   16

Item 6  Management's Discussion and Analysis of Financial Condition or
        Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 7  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .   24

Item 8  Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .   49

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act . . . . . . . . .   49

Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .   52

Item 11 Security Ownership of Certain Beneficial Owners and Management and
        Related Shareholder Matters . . . . . . . . . . . . . . . . . . . .   54

Item 12 Certain Relationships and Related Transaction.s . . . . . . . . . .   56

Item 13 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .   58

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60

                                     PART I

Unless we say otherwise, references in this document to "we", "us" or "our" refer to HiEnergy Technologies, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING  STATEMENTS
---------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

OVERVIEW

We are developing technology capable of remote and non-intrusive, quantitative on-line determination of the chemical composition of substances, including explosives, biological weapons and illegal drugs. We plan to commercialize and market our technology to agencies, organizations and ultimately industrial users that need to improve the speed, accuracy and efficiency of their security screening procedures. We may cooperate with established participants in the security marketplace to market our technology through their established distribution channels.

Our technology is a "stoichiometric" confirmation senzor that unambiguously identifies empirical chemical formulas and, at the same time, will also be capable of producing the image of the analyzed chemical substance. "Stoichiometry" is the scientific term for the art and science of deciphering empirical chemical formulas of unknown substances. Because stoichiometric detection produces quantitative identification of chemical formulas, it is a superior technology to "pattern recognition" confirmation detection, which only qualitatively recognizes specific chemical compounds that the detector is programmed to identify. Confirmation detectors, which "confirm" the presence or absence of substances in a scanned target, are distinct from so-called "anomaly detectors", such as x-ray scanners, which merely identify objects fitting a certain profile that require additional examination. As a general proposition, anomaly detectors will give a high rate of "false positives" that must be further inspected while confirmation detectors will conclusively identify the chemical nature of the target being scanned.

During the period 1998-2002, our prototype SuperSenzor demonstrated the ability to retrieve from three feet away, in a matter of seconds, the chemical formula and three-dimensional location of: (1) explosive simulant through steel or soil;
(2) cocaine simulant through rice; and (3) anthrax through paper. The empirical chemical formulas of substances and their locations are obtained non-intrusively, trans-barrier, and online. We are unaware of any other stoichiometric detector on the market or in the laboratory stages.

On May 8, 2002, our prototype Microsenzor demonstrated, before two inspectors of the Office of Inspector General of the Department of Transportation, the ability to semi-automatically, stoichiometrically identify one kilogram of TNT explosive simulant in a metal container from a distance of one foot in 20 minutes, and discriminate it from common non-explosive substances.

On June 3, 2002 our prototype Minisenzor demonstrated, before an ad hoc (internal) committee led by an aviation security specialist, its ability to stoichiometrically identify through a metal container, one pound of semtex explosive simulant in 30 seconds, automatically and without human intervention, as well as reject common non-explosive substances like sugar and chocolate.

The SuperSenzor, Minisenzor and Microsenzor are based on the proprietary invention named atometry. We led the joint private sector-government-university research consortium that developed atometry over the period from 1997-2002. Atometry was scientifically validated at the US Department of Energy's Special Technologies Laboratory in Santa Barbara and was for the first time publicly presented at the White House International Symposium on Drug Control Policy in 1999 and published in the Symposium's Proceedings.

CORPORATE  HISTORY

Our corporate structure includes a parent public company and an operating subsidiary. Our parent public company, HiEnergy Technologies, Inc., was incorporated under the laws of the State of Washington on March 20, 2000, under the name SLW Enterprises Inc. On April 30, 2002, SLW changed its name to HiEnergy Technologies, Inc. following its acquisition of an approximately 92% ownership interest in HiEnergy Microdevices, Inc. in a reverse take-over transaction. As a result of this transaction, former shareholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprise five of the six directors of the parent public company.

HiEnergy Microdevices is a Delaware corporation formed in 1995. It is the entity where our technology has been developed. Dr. Bogdan Maglich, our Chairman of the Board and Chief Scientist, founded HiEnergy Microdevices to commercialize the technology he invented to remotely and non-intrusively decipher the chemical composition of a substance.

Prior to the reverse take-over transaction, SLW's initial efforts focused on establishing a web-based nutritional supplement sales business.

INDUSTRY  OVERVIEW

We believe our technology will have broad applicability within the substance detection industry. The need for substance detection cuts across many spheres of our economic and political life. Many Americans most prominently associate substance detection with the security industry and more precisely with air travel since September 11, 2001.

Detection technology is used to detect a wide range of substances, including explosives, biological weapons and illegal drugs. We believe the major commercial applications for our technology are in areas requiring security precautions, including airports, ports of entry, postal handling facilities and other secured areas. In addition, industrial quality control processing in certain industries requires non-intrusive sampling. The table below summarizes selected markets for detection technology.

         Market Area                              Customer
         ----------------------------  ------------------------------
         Airport security screening    Transportation and Security
                                       Agency
         ----------------------------  ------------------------------
         Customs contraband detection  U.S. Customs
         ----------------------------  ------------------------------
         Biological weapons detection  Department of Defense
         ----------------------------  ------------------------------
         Landmine detection            Department of Defense
         ----------------------------  ------------------------------
         Industrial quality control    Crude oil refiners, bulk food
         processing                    processors, steel manufactures
         ----------------------------  ------------------------------
         Police and ATF Bomb squads    Bureau of Alcohol, Tobacco,
         explosive detection.          Firearms (ATF); Local Bomb
                                       Squads
         ----------------------------  ------------------------------

We believe our core technology has applications in each of these markets. In the aggregate we believe that the domestic demand for detection technology exceeds $3 billion over the next several years. We cannot predict the exact timing on which the agencies and organizations comprising these markets will purchase new detection systems. International markets also exist in each of these market areas.

Detection technologies can be broadly divided into anomaly detectors and confirmation detectors. Anomaly detectors, such as x-ray scanners, identify anomalies that require further intrusive inspection to determine whether a threat is present. As a general proposition, anomaly detectors will give a high rate of false positives that must be further investigated while confirmation detectors will conclusively identify the chemistry of the target being scanned. Pattern recognition confirmation detectors qualitatively recognize specific chemical substances that the detector is programmed to identify. In contrast, stoichiometric confirmation detectors produce a quantitative identification of chemical formulas without having to seek a match to a pre-programmed qualitative pattern. Because stoichiometric detection produces an unambiguous identification of chemical formulas, it is a superior technology to pattern recognition confirmation detection, which only recognizes specific signal shapes that the detector is programmed to identify.

The most commonly employed detection technology today is the x-ray, an anomaly detector. Certain versions of the x-ray known as a CT x-ray can retrieve precise three-dimensional images of the density of objects. The x-ray can identify objects fitting a certain profile that require further inspection through some confirmation detection process. But the x-ray is "chemically blind", and thus unable to identify the contents of a container without opening the container. In airport security screening, for example, the x-ray can roughly determine the target's density and if it is similar to that of a typical explosive. There are hundreds of common substances, however, that have a density similar to that of explosives. As many travelers experience daily at U.S. airports, once the x-ray identifies an anomaly, intrusive inspection is required to determine whether a security threat is present.

MARKET  OPPORTUNITY

The events of September 11, 2001 have fundamentally altered the way both the public and governments view security. In response to September 11, governments are looking to step up security not only in the air travel sector, but across a wide array of activities. The enhanced security will demand either increased time and expense using existing technology or the adoption of innovative technologies to improve security while minimizing the drag on economic activity.

Specific  problems  that exist with current technology include the following:

     Airport Security Screening
     --------------------------

Congress has passed legislation requiring that 100% of checked baggage be screened for explosives by December 31, 2002, although a committee of the House of Representatives recently voted to extend that deadline to December 31, 2003. It is estimated that the Transportation and Security Administration will have to purchase up to 900 new Explosive Detection Systems and 5800 trace detection systems to check this amount of baggage. Existing technology, such as Computed Tomography (CT) machines, cannot identify the contents of luggage, as they are chemically blind. Instead, they look at the density of the objects inside a container, and ask the operator of the CT machine to decide whether there is a problem. This process results in a very high rate of false positives, it depends solely upon the alertness and training of the operator, it cannot see through metal containers, and it cannot confirm the existence of explosives.

     Customs  Screening
     ------------------

The U.S. Customs Agency has identified the need to screen and check packages, shipping containers, and trucks entering all U.S. ports of entry. This task is monumental (approximately 5.7 million sea containers enter the U.S. each year), and requires technology that is quick, non-intrusive, and can operate at a distance. Under the Container Security Initiative of January 2002, the U.S. Customs has even begun pre-inspection of "high risk" cargo containers at three major points of origin. Existing technology is limited in that it cannot see well through metal, needs to be close to the suspected object (or inside the container), and cannot confirm the identity of the unknown substance.

     Landmine  Detection
     -------------------

The Department of Defense has the difficult task of protecting its own troops and tanks from anti-personnel and anti-tank mines. Significant damage is done to tanks, soldiers, and civilians by old and new mines around the world. The current technology to clear landmines that uses anomaly detectors, such as metal detectors, Ground Penetrating Radar and infrared imaging, has significant drawbacks: only one out of 800 anomalies turn out, after having been unearthed, to be real mines; the rest of the anomalies are "clutter" that must nevertheless be investigated as though they were live mines. The result is that mines cannot be checked quickly, and humans must place themselves at risk to verify that an area of land is clear. The United Nations has estimated that it would cost $30 billion and take more than 150 years to clear all landmines using existing technology.

     Contamination  Control
     ----------------------

With the advent of security for not only people, but the actual products they use, there is a growing market to make sure that someone does not cause panic and widespread terrorism by contamination. We believe that contamination control of all kinds could ultimately be one of our most significant markets. Currently contamination control is conducted through sampling, with targets being subjected to tests to determine whether specific contaminants are present. This approach requires the destruction of the target (resulting in an economic incentive to minimize sample size), it may not identify isolated instances of contamination, and it may not detect a contaminant because the contaminant's identification was excluded from the testing regimen.

In each of these areas, as well as others, we believe the market will pay for an innovative security approach that improves security while minimizing the drag on economic activity. The need for explosive and biological identification is a key factor in our assessment of the market opportunity for our technology. We believe the entire security and anti-terrorism market is a growing industry.

THE  HIENERGY  SOLUTION

We have developed unique detection technology that remotely and non-intrusively determines the chemical formula of unknown substances in real time (called "stoichiometric" detection). Our technology is unique in that it can for the first time:

     -    Unambiguously identify chemical compositions of unknown substances;
     -    Operate remotely (i.e.: from a distance of millimeters to meters);
     -    Operate through barriers (i.e.: through solid steel casing); and
     -    Operate in real-time (i.e.: in a matter of seconds).

We believe our technology represents a major innovation in the field of detection technology because it will allow us to develop detection systems that can--without needing to pre-program patterns to be recognized--confirm the presence of concealed explosives, illegal drugs, biological/chemical weapons, and other contraband. Because stoichiometric detection produces an unambiguous identification of chemical formulas, it is a superior technology to pattern recognition confirmation detection, which only recognizes specific chemical formulas that the detector is programmed to identify. Confirmation detectors, which confirm the presence of specific chemicals in a scanned target, are as a general rule superior to anomaly detectors, such as x-ray scanners, which merely identify objects fitting a certain profile that require further examination through some confirmation detection process (such as a time-consuming search). We believe our stoichiometric detection technology will provide substantial improvement over the anomaly detection based technology that prevails today, because stoichiometric detection will produce more accurate detection results while simultaneously reducing the high rate of false positives (and the accompanying time-consuming searches).

Over the last three years several successful demonstrations have been conducted which proved the technical concepts.

     - A Department of Defense funded demonstration which demonstrated the chemical detection of an explosive simulant through 3/4 of an inch of steel as well as 5 inches of soil from a distance of 3 feet;
     - A demonstration under a U.S. Customs Service contract which demonstrated the chemical detection of cocaine simulant buried in rice; and
     - A demonstration for the Defense Advanced Research Projects Agency which demonstrated the chemical fingerprinting of Anthrax simulant.

We are unaware of any prior demonstrations in the history of analytic chemistry where empirical chemical formulas have been stoichiometrically deciphered (a) on a timely basis, (b) without sampling and (c) through barriers.

We have developed our unique technology through several years of research and testing, including work under research contracts sponsored by the Department of Defense and the U.S. Customs Service, as well as by research and testing at the University of California, Irvine. Patent applications have been filed for all proprietary components of the technology as well as for the overall system.

The technology uses the physical law that the gamma spectrum emitted from a collision between a neutron and an atom in the target has a unique signature. Combining information on the neutron's direction of travel with its length of travel provides the position in space of the nucleus impacted. A proprietary processor synthesizes the gamma spectrum data and outputs both the precise molecular makeup (also known as stoichiometry) of the irradiated specimen as well as its coordinates. In this manner, our technology performs remote, non-intrusive deciphering of the chemical formulas of concealed substances and can "see through" metals and other materials. Further, it does this analysis without the need of being in close proximity with the target for inspection or chemical identification.

We believe our technology will allow us to create leading products in several market areas, including airport security screening, customs screening, landmine detection and contamination control.

     Airport  Security  Screening
     ----------------------------

X-ray detectors for airport security rely on anomaly detection, where a detector signals that a potential problem may exist. The operator must, for each bag, decide whether there is a potential problem, and then use a secondary, usually intrusive, means to actually determine whether there is an explosive. This system creates several problems, including a very high rate of false positives, and worse, the inability to detect explosives. The system depends upon the judgment of recently federalized screeners, the training and management of whom has proven a major stumbling block to consistent, alert security. Our proposed systems will be dramatically different. They should improve safety by unambiguously and automatically displaying the chemical formula of the target through up to 3/4 inch thick steel and not relying upon operator interpretation. Our technology should dramatically lower the rate of false positives, improving speed and efficiency and reducing air travel delays.

     Customs  Screening
     ------------------

The U.S. Customs has identified the need to screen ports of entry for contraband, weapons, and biological agents. Currently, less than five percent of all shipping containers are checked by any physical screening method. Senator Charles Schumer has estimated that it could cost up to $5 billion to check every shipping container and truck entering the United States. Because our technology has demonstrated that it can perform detection through up to 3/4 inch thick steel, it offers the potential for real time trans-metal deciphering of chemical formulas. Thus, shipping containers could be checked for contraband, weapons, and explosives in real-time without having to open and unseal the containers. We are not aware of any other form of detection technology that can perform trans-metal stoichiometric detection.

     Landmine  Detection
     -------------------

Current technology used to clear landmines, such as Ground Penetrating Radar and metal detectors, has significant drawbacks. Existing technology is limited by the need to penetrate soil, by the manufacture of non-metallic landmines, and by its inability to operate from a distance in real time. Only one out of 800 anomalies turn out, after having been unearthed, to be real mines; the rest of the anomalies are "clutter" that must nevertheless be investigated as though they were live mines. The result of these drawbacks is that land cannot be checked quickly or accurately, and humans must place themselves at risk to verify that an area of land is clear. Because our technology can "see through" soil and containers, and return a quantitative chemical formula, it should enable field personnel to quickly, accurately, and safely confirm whether the anomaly is an explosives loaded landmine or clutter.

     Contamination  Control
     ----------------------

We believe that our technology will be able to stoichiometrically analyze the contents of a given liquid or solid and provide an immediate warning if there are any chemicals or compounds that are not supposed to be present. We believe our technology will be a significant improvement over existing sampling procedures because of our technology's chemical-specific capabilities. Although we intend to begin pursuing this market area in the coming fiscal year, the development of this market area into a revenue-producing segment is a long-term project.

PROPOSED  PRODUCTS

We are developing three versions of our technology:

     - SuperSenzor: Fixed or van mounted, generator-powered product that can locate a concealed substance within the item being scanned and will include imaging.

     - Minisenzor: A portable sensor intended to accomplish the same objective, but without imaging, that will use a miniature accelerator that is expected to provide a substantial speed improvement over the Microsenzor.

     - Microsenzor: Portable, battery-powered, lower-cost system, also without imaging.

We have assembled bench-top prototypes of the Microsenzor and Minisenzor, and are in the process of creating a bench-top prototype of the SuperSenzor. A bench-top prototype is an improvised system, designed for laboratory use and testing, which has not been assembled into an integrated unit.

We are using our existing bench-top prototypes to conduct tests. These tests will determine performance parameters, e.g. detection rates and speed, for the Microsenzor and Minisenzor.

Once tests using the bench-top prototypes have been completed, we plan to assemble and test commercial prototypes. A commercial prototype will integrate and assemble all of the bench-top prototype's components into a fixed unit. We plan to test our commercial prototypes in circumstances that simulate the environments in which they will be used. This testing process will be a crucial link to the delivery of market-ready detection systems we seek to achieve. The results of ongoing tests may alter the direction and focus of our technology's development program.

The SuperSenzor, for which we are in the process of creating a bench-top prototype, has four key components:

     1. The "emitter" is a miniature accelerator which produces a stream of fast neutrons and alpha particles.
     2.   The  "receiver"  is  a detector of gamma rays generated by the target.
     3. The "gammalyzer" is a fast electronics system operating on a billionth-of-a-second scale. It detects and analyzes the gamma rays and alpha particles to determine the target substance's location and separate the "signal" (i.e., the target substance, such as an explosive) from "noise" (i.e., clutter).
     4. The "controller" is a computer and software for interface and signal coordination which displays the result of the analysis online.

None of these key components require an increase in performance parameters to make a commercial prototype of the SuperSenzor, although design modifications may be required to coordinate the components into an integrated production line.

We have developed relationships with some of the manufacturers of the key components of our technology, such as AMETEK Ortec, a manufacturer of high-end gamma ray detectors, and Thermo MF Physics, a manufacturer of accelerators
(neutron generators). We do not presently have supply contracts with these manufacturers or any others. Our equipment purchases to date have not entailed the volume levels that would make it advisable to put supply contracts in place.

The  Microsenzor  is  essentially a one-man portable version of the SuperSenzor.
The Microsenzor operates from a short range, a few inches from the object inspected. It is 100 times slower than the SuperSenzor, making it suitable for more static environments. We believe that certain prospective customers will view its lower unit cost and relative ease of transport as advantages. These prospective customers would choose a Microsenzor for security applications and industrial applications where using a SuperSenzor would not be feasible or efficient. The Minisenzor that we are developing is expected to perform in a manner similar to the Microsenzor, but with a substantial speed improvement.

The  Microsenzor  has  three  key  components:

     1.   The  emitter  is  a  neutron  source via Americium isotope production.
     2. The receiver is a detector of gamma rays, the same as that used in the SuperSenzor.
     3.   The  controller  computer  software for interface and results display.

The Microsenzor provides only chemical formulas as its result, without imaging. We have conducted laboratory tests of the Microsenzor for inspectors from the Office of the Inspector General of the Federal Aviation Administration, and are currently conducting laboratory tests of the Minisenzor (under a Phase I DOD
SBIR  Grant)  at  the  University  of  California,  Irvine.

MARKETING  PLANS,  SALES,  GOVERNMENT  GRANTS  AND  PRODUCTION

The market niche that we occupy, within the broad security and anti-terrorism industry, is that of advanced detector technology. This niche is characterized by expensive, technologically advanced systems such as Computed Tomograhy (CT) and Quadrapole Resonance (QR) systems for airline and customs screening, and Ground Penetrating Radar (GPR) based systems for landmine detection.

Within this market niche, we believe our stoichiometric technology has several competitive advantages, including its ability to determine the exact chemical formula of a substance, perform trans-metal deciphering, operate from a distance, and not rely on user interpretation.

     General  Marketing  Plans
     -------------------------

We believe our technology represents a new generation of improvements in security technology. As a result, we believe that a general education program is necessary to persuade opinion leaders and the public of the benefits of our technology. We must raise customer awareness, implement a customer development program, and create public pressure to demand adoption of our technology.

To increase customer awareness, we plan to gain an understanding of the specific requirements for target customers and explain how our technology will satisfy their requirements. We plan to explain our technology through technical presentations, on-site demonstrations, publishing articles in technical journals, speaking at technical conferences, and creating opportunities to give interviews and generate media attention.

We expect that our customer development program will include developing a close relationship with the appropriate technical officers within a target customer's organization. We expect our program to include describing to potential customer technical personnel how the technology can apply to their applications and requirements. We hope to provide assistance in developing specifications and statements of work and budgets and to provide additional briefings to higher levels of management.

We also plan to develop strategic relationships with suppliers of current security screening products. We believe that using our suppliers' established channels and customers will afford us quicker access to our targeted markets.

We plan to raise awareness of the unique capabilities of our technology among legislators, non-technical decision makers and the general public. Because our technology is complex it will be very cost efficient to have a digital video (both on CD and cassette), and printed promotional materials, that can be sent to prospective customers, consultants, news reporters, and strategic partners. This prepackaged promotional material will save on travel and presentation costs--enabling us to send packets of information that concisely explain the complex technology and show the demonstration units in operation at minimal cost.

To facilitate international sales, we expect to work with a network of representatives located in countries with identified opportunities. We plan to select these representatives based on their track record in selling to the target customers and to compensate them on a commission basis tied to the contract sales price. We have identified some of the prospective representatives we would like to retain.

We hope to combine the effects of technical presentations to potential customers, news media demonstrations and public relations to create a "public demand" for our technology. Publishing articles in technical journals, speaking at technical conferences and creating opportunities to give interviews will be a longer-term strategy to continue the public demand for and awareness of our technology.

For the time being, we will try to segregate the deployment of our technology from the general public. We anticipate a possible adverse public reaction to the concept of "neutron bombardment". We believe that any public objections can ultimately be overcome through education. Our Chief Scientist, Dr. Maglich, believes that our anticipated level of neutron radiation dose will result in 10 to 100 times less tissue damage than the level of x-ray radiation dose needed to accomplish security screening. Fast neutrons, which are used in our technology, do not produce the same radioactive environment as thermal neutrons. Despite the relative safety of our technology, we propose to use our technology initially only for screening procedures that are remote from the general public (such as checked baggage) to avoid this adverse public reaction, instead of proposing to use our technology for high profile procedures (such as carry-on baggage screening). As public knowledge and awareness increase, we believe that the broader array of uses for our technology will become available.

     Specific  Marketing  Plans
     --------------------------

We intend to focus on three markets initially: Airport security screening (Transportation Security Administration), landmine detection (Department of Defense), and customs screening (US Customs). This initial list of customers may be refined or altered as conditions dictate. A separate but potentially large segment includes industrial users. We will pursue each market using the same core technology.

     -    Stoichiometric   Luggage   Screening  Systems:  We  believe  that  our
          SuperSenzor technology can be integrated into luggage screening systems at passenger airports throughout the world to significantly reduce false alarm rates and to identify a wider variety of substances than current anomaly detection scanning systems. One configuration of the technology may be a system that will screen an entire luggage cart at a time on a confirmation detection basis, as opposed to the current systems that screen only one bag at a time on an anomaly detection basis. Although these systems will be more expensive than a single-piece luggage screening system, we believe that government agencies may be willing to pay a higher price because of increased volume and time efficiency. Other configurations of the technology may be a system that will screen individual checked baggage on a confirmation detection basis, or a system that is used in tandem with existing systems to enhance overall detection rates and reduce false alarm rates. We recently retained the consulting services of Isaac Yeffet, a leading expert on airline security due to his years of service as director of security operations for El Al, Israel's national airline. We believe that Mr. Yeffet will be instrumental in helping us to communicate the advantages of our technology to government officials and the public. Developing a strategic relationship with a current supplier of screening products could also help us to penetrate the market more quickly.

     - Confirmation Sensor for Demining: We have identified governments and organizations dedicated to destroying landmines throughout the world as candidates for purchasing landmine detection systems. Current landmine detection systems succeed at identifying only metal casings and tend to yield a very high false alarm rate. In contrast, we believe our SuperSenzor will detect mines in both metal casings and plastic casings and reduce the false alarm rate. We recently had a grant of $70,000 approved by the U.S. Department of Defense for testing our technology for anti-tank landmine detection and were invited to submit a Phase II proposal for up to $730,000 for additional in-depth testing of our technology.

     - Customs Screening Systems: We plan to position ourselves as a direct supplier to major governmental agencies responsible for customs screening. We have completed tests on behalf of the U.S. Customs, and believe we are well-positioned with the only stoichiometric technology that can scan sealed shipping containers for the chemical composition of concealed contraband.

We intend to pursue other markets as well. During this fiscal year, which ends April 30, 2003, we plan to devote resources to exploiting the following markets:

     - Bio-Defense: We have identified agencies such as the Department of Defense, the U.S. Postal Service, Federal Bureau of Investigation, the National Institutes of Health and their foreign equivalents that have responsibility for detecting biological warfare agents as candidates for our SuperSenzor technology.

     - Bomb Squad: Because police departments and the Bureau of Alcohol, Tobacco and Firearms have no certain method for determining if a suspicious object contains explosives, we have identified these agencies as our market for the Microsenzor or Minisenzor technology.

     - Industrial Quality Control: We have identified a wide variety of potential industrial applications for our SuperSenzor, Minisenzor and Microsenzor technologies, including detecting impurities in oil, gas, and gemstones, and providing qualitative elemental information for food products.

     Sales  and  Government  Grants
     ------------------------------

We have not made any product sales to date. Any future sales will depend on negotiating contracts with our customers and modifying our technology to meet the specifications of our customers. Because our targeted customers are primarily governmental agencies, we cannot predict the time frame on which they may obtain approval to enter into contracts to adopt a new generation of security technology. We also cannot predict the extent to which governmental agencies may require a commercial prototype specific to their application to be developed in advance of entering into a contract to purchase products incorporating our technology. We hope to ship product based on our technology within 24 months.

We have several government contracts/grants which have been awarded or are pending, including:

     -    SBIR  Phase  I

          We are completing work on a Phase I SBIR Contract for $70,000 for testing of our Minisenzor technology for landmine detection.

     -    SBIR  Phase  II

          We have submitted a Phase II SBIR Proposal for $730,000 for development of a SuperSenzor based landmine detector.

     -    CalTIP

          We have submitted a proposal for up to $250,000 in matching funds to the California Technology Investment Partnership (CalTIP), which is designated for marketing and markets development.

     -    Navy

          We have submitted a proposal for $200,000 for a feasibility study on SuperSenzor's ability to detect Biological and Chemical weapons in sealed containers. This includes an option to build a prototype for an additional approximately $1.4 million.

     Production
     ----------

Taking our technology into commercial production involves refinement of our bench-top prototypes into commercial products. The commercial unit must take into account all relevant commercial standards for usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. We intend to conduct this work both internally and with the assistance of outside partners. This work will include developing commercial blueprints, deciding upon final hardware configurations, developing testing standards, designing control units to manipulate targets or manipulate the unit itself around the target, and integrating shielding requirements. Funding requirements include internal time as well as the cost of contracting with outside firms. Where appropriate, we intend to ally ourselves with existing participants in the security field to minimize our technology's time to market.

COMPETITION

Our fast neutron scanning is the only technology we know of that provides the chemical formula for conclusive identification of the target substance. We are not aware of any other functional stoichiometric confirmation detector in the world today. We have not identified any such detector being sold in the various markets we seek to exploit. We have not encountered any patents or patent applications for any such detectors in the prosecution of the patent applications we have filed for our technology. We are not aware of any other supplier or potential supplier of detection systems that are intended to perform remote, non-intrusive confirmation deciphering of the chemical formulas of concealed substances.

From a market perspective, as opposed to a technical perspective, there are several other detection technologies being offered within our market niche. The following is a partial list of companies that market high-end explosive detection and cargo screening systems, principally for airport security screening. While none of these systems can confirm the identity of a substance, they are recognized currently as the only systems that can provide anomaly detection.

     COMPANY NAME                           PRODUCTS             COMMENT
     ------------------------------  ----------------------  ----------------
     InVision Technologies           CT Explosive detection   75% of Airports
     ------------------------------  ----------------------  ----------------
     L-3 Communications              CT Explosive detection   25% of Airports
     ------------------------------  ----------------------  ----------------
     OSI Systems, Inc.               Portable, vehicle,      Subcontractor to
                                     Cargo X-Ray             Invision
     ------------------------------  ----------------------  ----------------
     PerkinElmer                     X-Ray baggage           Not CT certified
                                     screening
     ------------------------------  ----------------------  ----------------
     American Science & Engineering  Backscatter X-ray
                                     Systems
     ------------------------------  ----------------------  ----------------

Quantum Magnetics, recently acquired by InVision, has a pattern recognition confirmation detector for explosives based on magnetic pattern recognition, which is being tested for deployment in airport security screening. To the best of our knowledge, the detector cannot "see through" metal, has no imaging capability and must be within two inches of the explosive to recognize it.

Our competitors are established companies with operating histories. They are well financed and have many contacts and connections in the industries in which they operate. We must effectively promote our technology in order to overcome these obstacles. With respect to these detection systems, we see the real competition as being the challenge of educating the consumer either to incorporate or to substitute our stoichiometric confirmation detector system for the existing detection system.

In addition to the above companies which currently operate X-ray based systems, we have competitors that use gamma ray analysis, although their technologies do not have the same capabilities as ours. We believe that these competitors will seek to compete with us in cargo screening and landmine detection. We have two principal competitors whose technology is based on gamma ray analysis:

      COMPANY NAME         PRODUCTS
      -------------------  ---------------------
      Ancore               Pulsed Fast Neutron
                           Analysis
      -------------------  ---------------------
      Thermo Gammametrics  Coal, Cement, Mineral
                           Analysis systems
      -------------------  ---------------------

As we understand its current configuration, Ancore's system cannot determine chemical formulas, and it is heavy (weighing up to 12 tons) and expensive ($8 million per system). As we understand its current configuration, Thermo Gammametrics's systems use thermal neutrons produced by radioactive Californium, and they cannot detect oxygen or carbon, only metallic impurities.

Science Applications International Corporation currently sells systems to U.S. Customs that scan trucks, railroad cars and sea containers using gamma ray technology to generate images. Science Applications International Corporation's systems "see through" metal but do not return a chemical analysis.

In addition to these companies using gamma ray analysis techniques, several research groups exist which are pursuing gamma ray based technologies. We are not aware of any that are nearing commercial production. A partial list of these companies includes the Special Technologies Lab of the DOE, the National Labs, and the Western Kentucky University consortium.

We will encounter barriers to entry in the advanced technology security market. We must obtain access to high-level governmental decision makers. Although our technology may be an improvement over existing technology, political considerations and strong lobbying by competitors must be overcome. We must conduct a vigorous public relations and marketing campaign to convince governmental decision makers of the important technical innovations that we have made. We must achieve a number of certifications in order to be successful in the sales of our products, including FAA (now TSA) certification of our systems for use in airports, DoD approval for use in military applications, and U.S. Customs approval for use at ports of entry. Additionally, we must be granted certifications for use of high-energy neutrons in public settings.

INTELLECTUAL  PROPERTY

We  have  filed  patent applications that are currently in the approval process.
We expect the examination period to begin shortly and that patents may be granted in 2003. We have filed a total of six patent applications in various jurisdictions:

     - United States Patent Office - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on February 20, 2001);
     - United States Patent Office - "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging" (filed on June 18, 2001);
     - Patent Cooperation Treaty - "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging" (filed on June 18, 2002);
     - Canada - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on August 14, 2000);
     - Japan - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on August 18, 2000); and
     - Europe - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on September 14, 2000).

The neutron microscope is a special version of the SuperSenzor that magnifies images and combines a chemically specific analysis designed to identify "inclusions" in gemstones, making it possible to determine their origins.

We are not aware of any other functional stoichiometric confirmation detector in the world today. We have not identified any such detector being sold in the various markets we seek to exploit. We have not encountered any patents or patent applications for any such detectors in the prosecution of the patents we have filed for our technology.

To date, we have not received any notification that our technology infringes the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. Any future claims that do occur may have a material adverse affect on us and our prospects.

Prior to the reverse take-over transaction, SLW's initial efforts focused on establishing a web-based nutritional supplement sales business. We still own a license to pursue this business, but until recently the licensor had failed to provide the web-based support infrastructure it promised. We will continue to evaluate the economic viability of this business as the licensor establishes its promised web-based infrastructure to determine whether we will allocate resources to pursuing this line of business. At the present time, we believe the uncertainty surrounding the licensor's ability to perform is too high for us to allocate resources to exploit the license. If we decide that future events warrant pursuing this business, we have retained a consultant who will lead this effort.

GOVERNMENT  REGULATION

Our operations are subject to compliance with regulatory requirements of federal, state and local authorities. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change. Current costs of compliance have not been material to us, but we anticipate that they will be material as we commercialize our technology into products.

Because our technology and its applications are so new, we are not certain of all of the potential government regulation that may affect us. We believe that certain applications of our technology will require approvals from various government organizations. Examples of government agencies that may regulate applications of our technology include the Federal Aviation Administration (now the Transportation Security Administration), the Department of Defense, the U.S. Customs Service, and the Food and Drug Administration in the case of potential quality assurance applications for food and drugs. We expect that our technology will require various potential environmental use approvals, particularly as it relates to using fast neutrons in public settings. The Nuclear Regulatory Commission may also regulate our use of fast neutrons. Where regulation is coordinated between federal, state and local authorities, we expect the state and local equivalents of these federal agencies to regulate us as well. The approvals from government organizations may take longer and be more difficult to obtain than expected. There is no assurance that any governmental approval that might be required will ever be obtained, which could affect our ability to commercialize and sell our technology.

We plan to have government agencies as customers for the products we develop. At the federal level, this will subject our contracting to the Federal Acquisition Regulations, a comprehensive set of regulations governing how vendors do business with the federal government. We also apply for grants, which are subject to regulation by the granting agencies. Here again, where our customers or grantors are state or local governments, we will be subject to similar state and local contracting and grant regulations.

EMPLOYEES

As of July 22, 2002, we had 7 full-time employees and 2 part-time employees classified as follows: 3 full-time executive officers; 2 full-time and 1 part-time technical personnel; and 2 full-time and 1 part-time administrative personnel. On July 22, 2002, we also had 4 consultants. Two of the consultants assist with sales and marketing and the other two assist with technical projects.

We believe that our ability to attract, hire, and retain qualified personnel now and in the future is important to our success. While sourcing and recruiting appropriate technical personnel is often difficult and competitive, we expect that our need to recruit additional personnel in the future will not negatively affect our operations. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

RESEARCH  AND  DEVELOPMENT

Our future success will depend on our research and development efforts to enhance our existing technologies and on development of applications for our detection technology. For the fiscal years ended April 30, 2002 and 2001, we spent approximately $558,184 and $164,886, respectively, on research and development of our technology.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

We lease our primary offices of approximately 1,000 square feet in Irvine, California on a month-to-month lease at a monthly lease rate of $1,900. The facilities are close to all necessary services, including laboratories at the University of California, Irvine, which are currently used for certain developmental work. We pay $1,000 per month to use a nuclear reactor laboratory at the University of California, Irvine for purposes of developing and testing the detectors. The term of the contract to use the laboratory is from June 1, 2002 to December 31, 2003. We do not anticipate that while we are in the development stage we will require significant facilities over and above those that are currently leased or available.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

In March, 2002, Keith Cowan, a former CEO and President of HiEnergy Microdevices, filed a lawsuit against HiEnergy Microdevices, Dr. Maglich, and Mr. Richard Alden in the Superior Court of the State of California, County of Orange, Central Justice Center. The plaintiff served as the CEO and President of HiEnergy Microdevices from December, 2001 through March 9, 2002. The plaintiff had an employment agreement with HiEnergy Microdevices. The Complaint contains the following claims: (A) failure to pay wages due in violation of the Labor Code against HiEnergy Microdevices and Dr. Maglich; (B) breach of contract against HiEnergy Microdevices and Dr. Maglich; (C) false representation regarding the kind and character of the work against all three defendants; and
(D) fraud against all three defendants. In the prayer for relief, the plaintiff seeks damages in the amount of $873,455, plus interest, penalties, attorney's fees, and costs. The defendants have filed a reply and the parties have commenced discovery. We deny the substance of the plaintiff's allegations and intend to vigorously defend this lawsuit. We cannot predict what the outcome of the lawsuit may be or reasonably estimate the financial effect associated with it. Pursuant to our interpretation of the severance provisions of Mr. Cowan's employment agreement, we have included in our financial statements an accrued liability of $150,000 at April 30, 2002

As discussed more fully in Item 6, Management's Discussion and Analysis of Financial Condition or Plan of Operation, we have included in our financial statements an accrued liability of $350,000 on April 30, 2002, in connection with tax returns our subsidiary HiEnergy Microdevices is delinquent in filing.

Except as described above, to the knowledge of our executive officers and directors, neither we nor our subsidiaries are party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the year ended April 30, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS
-------------------------------------------------------------------------

Our common stock commenced trading on the Over-the-Counter Bulletin Board (the "OTC BB") operated by the NASD under the symbol "SLWE" on February 27, 2002. In connection with the change of SLW Enterprises' name to HiEnergy Technologies, Inc. on April 30, 2002, our ticker symbol was changed from "SLWE" to "HIET" on May 3, 2002. The high and low closing sales prices for the quarter ended April 30, 2002 for our common stock were $2.09 and $0.486, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the high and low closing sales price information is Financial Insight Systems, Inc. and can be found on The Nasdaq Stock Market, Inc. web-site.

Our securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Our securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the our securities to buy or sell in any market that may develop.

HOLDERS  OF  RECORD

On July 22, 2002, our issued and outstanding common stock totaled 22,613,098 shares, held by 146 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

Our Board has approved and has recommended to our shareholders, for approval at the next annual meeting of shareholders, a change of domicile by HiEnergy Technologies from the State of Washington to the State of Delaware.

DIVIDENDS

Our Board has not declared or paid cash dividends on our common stock and does not plan to pay any cash dividends in the near future. Our current policy is to retain all earnings to finance future growth.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the fiscal year ended April 30, 2002. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

On April 24, 2002, our Board authorized and approved the grant and issuance of a stock option to Dr. Bogdan Maglich to purchase 2,482,011 shares of common stock at an exercise price of $0.134 per share. The option will terminate on November 30, 2008. The stock options were granted and issued in exchange for Dr. Maglich's agreement to cancel 111,040 HiEnergy Microdevices stock options issued to him prior to the acquisition of HiEnergy Microdevices by HiEnergy Technologies. The 2,482,011 shares underlying the stock option were calculated at the same rate as the voluntary share exchange transaction, or 22.3524 per

HiEnergy Microdevices share. The HiEnergy Microdevices stock options were cancelled. We believe that the offer and sale of the stock options and underlying common stock was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). Dr. Maglich is an executive officer and director of both HiEnergy Microdevices and HiEnergy Technologies. The Board has approved the grant and issuance of the stock option to Dr. Maglich and has recommended that the shareholders of HiEnergy Technologies ratify the grant of the stock option at the next annual meeting of shareholders.

On April 25, 2002, we issued 14,380,200 shares of common stock to the shareholders of HiEnergy Microdevices in connection with a voluntary share exchange offering between SLW Enterprises and the shareholders of HiEnergy Microdevices. An offering memorandum was distributed to all of the HiEnergy Microdevices shareholders 20 business days before the offering closed. We believe that the private placement offering was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those HiEnergy Microdevices shareholders who reside outside the United States and are not United States citizens, we believe that the offer and sale of common stock was exempt pursuant to Regulation S under the Securities Act.

On April 25, 2002, we issued 1,225,000 shares of common stock in connection with the initial closing of a private placement offering of our common stock at $1.00 per share. The initial closing was contingent upon closing the reverse acquisition of HiEnergy Microdevices by SLW Enterprises through the voluntary share exchange. On June 24, 2002, we issued an additional 500,000 shares of common stock at $1.00 per share in connection with the final closing of the private placement. An offering memorandum was distributed to each prospective investor. We believe that the private placement offering was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States' citizens, we believe that the offer and sale of common stock was exempt pursuant to Regulation S under the Securities Act. All of the investors who purchased shares of common stock through the private placement were accredited investors.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATION
---------

The following discussion should be read in conjunction with our audited Consolidated Financial Statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and in the subsection of this Item 6 entitled "OUTLOOK: ISSUES AND UNCERTAINTIES".

OVERVIEW

The parent public company was incorporated under the laws of the State of Washington on March 20, 2000 under the name SLW Enterprises Inc. with a business plan of establishing and operating a vitamin, mineral, and nutritional supplements distribution business, based on a distribution license with
Vitamineralherb.com. On April 30, 2002, SLW changed its name to HiEnergy Technologies, Inc. in conjunction with the acquisition of an approximately 92% interest in HiEnergy Microdevices, Inc., a Delaware corporation based in Irvine, California in the business of developing a stoichiometric-based technology that can remotely determine the empirical chemical composition of substances, including explosives, biological weapons and illegal drugs. The acquisition of HiEnergy Microdevices by SLW occurred on April 25, 2002. The common shares of
HiEnergy Technologies currently trade on the NASD's Over-the-Counter Bulletin Board under the symbol "HIET".

SLW acquired HiEnergy Microdevices, a Delaware corporation formed on August 21, 1995, pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, April 24, 2002, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, former shareholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprise five of the six directors of the parent public company.

We plan to develop three detection systems based on our innovative stoichiometric technology, which has been proven in the laboratory to remotely and non-intrusively determine the chemical formulas of concealed substances and "see through" metals and other materials. Further, the technology has proven during testing to be capable of determining the chemical make-up of the concealed substances without the need of being in close proximity with the target.

Prior to the reverse take-over transaction, SLW's initial efforts focused on establishing a web-based nutritional supplement sales business. We still own a license to pursue this business, but until recently the licensor had failed to provide the web-based support infrastructure it promised. We will continue to evaluate the economic viability of this business as the licensor establishes its promised web-based infrastructure to determine whether we will allocate resources to pursuing this line of business. At the present time, we believe the uncertainty surrounding the licensor's ability to perform is too high for us to allocate resources to exploit the license. If we decide that future events warrant pursuing this business, we have retained a consultant who will lead this effort.

BASIS  OF  PRESENTATION

For accounting purposes, the voluntary share exchange transaction between HiEnergy Technologies and HiEnergy Microdevices has been treated as a recapitalization of HiEnergy Technologies, with HiEnergy Microdevices as the accounting acquiror (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

We have prepared our Consolidated Financial Statements on a going concern basis in accordance with generally accepted accounting principles in the United States. This going concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

CRITICAL  ACCOUNTING  ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our audited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OPERATING  RESULTS

For the year ended April 30, 2002, we incurred a net loss of approximately $1.4 million, as compared to a net loss of approximately $288,000 for the same period in 2001. We had negative cash flows from operations of approximately $653,000. In addition, we had an accumulated deficit of approximately $2.7 million and were in the development stage as of April 30, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue
-------

We reported no operating revenue during the fiscal years ended April 30, 2002 and 2001. Our 2002 revenues of approximately $148,000, as compared to revenues of approximately $80,000 for the year ended April 30, 2001, were derived from government grants for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our revenues will be limited to government grants. We cannot predict exactly when we will complete development of our planned detection systems and begin production for specific applications, but expect that it will not be within the fiscal year that will end on April 30, 2003.

Operating  Expenses
-------------------

Our operating expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, and fees for professional services.

Our general and administration expenses increased to approximately $1.5 million for the year ended April 30, 2002, from approximately $358,000 for the year ended April 30, 2001. The increase in operating expenses was primarily due to increases in administrative personnel, general office, legal, accounting and investor relations expenses, as well as research and development expenses. Transactional expenses associated with the reverse takeover transaction with HiEnergy Microdevices also contributed to the increase in expenses.

Depreciation
------------

Accumulated depreciation for property and equipment at April 30, 2002 was $7,432. The depreciation expense for the years ended April 30, 2002 and 2001 was $5,469 and $968, respectively.

Delinquent  Tax  Returns
------------------------

HiEnergy Microdevices, our majority-owned subsidiary, has not filed its federal and state tax returns due for the years ended April 30, 1996 through 2001. While the estimated tax has been accrued as an expense, we will not be in compliance until such reporting is made. The Boards of Directors of HiEnergy Microdevices and HiEnergy Technologies have directed that any delinquent tax returns be filed.

HiEnergy Microdevices has also not filed certain of its Forms 1099 and W-2 and payroll tax returns for the years ended April 30, 1996 through 2002. As of April 30, 2002, HiEnergy Microdevices had accrued $350,000 for payroll taxes, penalties and interest. The Boards of Directors of HiEnergy Microdevices and HiEnergy Technologies have directed that any delinquent Forms 1099 and W-2 and payroll tax returns be filed.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of April 30, 2002, we had cash and cash equivalents of approximately $1.1 million. We used approximately $653,000 for operating activities and approximately $119,000 to acquire equipment during the year ended April 30, 2002. Our cash position improved during fiscal year 2002 because we raised approximately $1.4 million from sales of common stock and approximately $443,000 from notes payable. As of April 30, 2002, we had current liabilities of approximately $1.4 million, which exceeded our cash on hand. We have been working to preserve our cash by managing our payables and seeking additional financing.

After purchasing equipment, paying off some notes payable, paying operating expenses and raising an additional $500,000 during June 2002, as of July 22, 2002, we had cash of approximately $500,000, short-term payables of approximately $141,000 and payables that we believe we can extend to a three-to-six month time frame of approximately $460,000. Since April, 2002, our monthly cash used in operations has been around $150,000, and we expect our monthly cash used in operations to continue to be around that amount. At that rate, we estimate that we will be able to fund our operations for another three to four months before requiring additional funding. There can be no assurance that we will be able to continue as a going concern or achieve material revenues or profitable operations.

Subsequent to April 30, 2002, we have repaid approximately $310,000 of the approximately $622,000 of related party notes payable that were outstanding on April 30, 2002. Of the remaining unpaid balance, approximately $178,000 is the subject of litigation with the former president of HiEnergy Microdevices, approximately $85,000 is in default or due on demand and approximately $50,000 is due to our Chief Science Officer when we raise additional funds. After filing our delinquent tax returns, we intend to negotiate payment schedules with relevant taxing authorities. As of April 30, 2002, we had accrued $350,000 as an estimate of our liability in connection with unfiled returns, principally due to unpaid employee withholding, social security and medicare taxes.

On July 12, 2002, we executed a consulting agreement with Yeffet Security Consultant, Inc. to provide consulting services to us, which include assisting us with securing government grants and bringing our products to market once development and testing are completed. The agreement has a term of three years and provides for cash payments to Yeffet Security Consultant, Inc. in the amount of $20,000 per month and the grant of an option to Mr. Isaac Yeffet, the principal of Yeffet Security Consultant, Inc., to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share. The consulting agreement also provides that Yeffet Security Consultant, Inc. will be paid five percent of gross revenues generated from business it produces for us.

The continued development and testing of our technology to create market-ready products depends upon raising additional funds. Our most recent private placement raised $1,725,000, with a closing of $1,225,000 of that amount in April 2002 and an additional $500,000 in June 2002. We believe that we will require a total of approximately $2,500,000 in order to continue implementing our business plan during the fiscal year ending April 30, 2003, and anticipate needing an additional $2,500,000 for the year ending April 30, 2004. We believe we have sufficient authorized capital to raise $5 million during the coming two fiscal years, as our Articles of Incorporation authorize 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of July 22, 2002, there were 22,613,098 shares of common stock and no shares of preferred stock outstanding.

We plan to continue to utilize a combination of equity financings and government grants to fund our short-term growth and are currently engaged in discussions with respect to raising additional capital. However, we have no definitive plans or arrangements in place with respect to additional capital sources at this time. We have no lines of credit available to us at this time. There is no assurance that additional capital will be available when or if required. Our planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with preexisting contacts with us and our authorized representatives.

The forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the development and testing of our products, the cost of production of our products and the timing of bringing our products to market. There can be no guarantee that financing adequate to carry out our business plan will be available on terms acceptable to us, or at all.

We have no commitments to make capital expenditures for the fiscal year ending April 30, 2003. If we obtain adequate financing, however, we intend to make capital expenditures of approximately $1.4 million during the fiscal year ending April 30, 2003, to further the development and testing of our technology and proposed products.

RECENT  ACCOUNTING  PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our audited Consolidated Financial Statements,
Note  3,  pages  37  to  39.

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Form 10-KSB and our other filings with the Securities and Exchange Commission.

BUSINESS  RISKS
---------------

     WE ARE A DEVELOPMENT STAGE COMPANY THAT HAS NOT COMMENCED COMMERCIAL OPERATIONS AND THEREFORE DO NOT HAVE THE EXPERIENCE TO PREDICT WHETHER WE WILL GENERATE REVENUE IN THE FUTURE

We are a development stage company. As a result, our business model is still in an evolving stage. Since we have not commenced commercial operations, we do not have the benefit of the many years of experience that some other companies have and can use to modify their business plans and optimize their business strategies. Our ability to generate revenue and income is unproven.


      THE SUCCESS OF OUR BUSINESS DEPENDS UPON COMPLETING DEVELOPMENT AND TESTING OF OUR STOICHIOMETRIC TECHNOLOGY AND OUR DETECTION SYSTEMS WITHIN A REASONABLE PERIOD OF TIME.

Laboratory experiments have demonstrated the basic capability of the stoichiometric technology to remotely determine the chemical formula of hidden substances. That technology must now be converted into saleable products. The development of products based on the technology may take longer, cost more or be more difficult than expected. We anticipate responding to the markets that present themselves at the time our products are ready to be sold, and as such, our business and marketing approach may change from time to time. No assurances can be made that the changes in the marketing of our products will meet with success. In addition, if we are unable to complete the development of our technology and at least one of our detection systems within a reasonable period of time, we may miss the opportunity to capitalize on our lead time to market. The lost revenue associated with such a delay may negatively affect our ability to fund our operations and generate a profit.

     WE REQUIRE DEBT OR EQUITY FUNDING, WHICH MAY NOT BE AVAILABLE AND WILL DILUTE THE OWNERSHIP INTERESTS OF OUR SHAREHOLDERS.

Our ultimate success depends on our ability to raise additional capital either through debt or equity financing. We must secure enough funds to pay our current liabilities and fund the research and development of our products and increasing operational expenses. Some of our liabilities consist of amounts owing to the IRS in taxes, interest and penalties due to the late filing of tax returns and other forms by HiEnergy Microdevices. As of April 30, 2002, we have accrued $350,000 as an estimate of the delinquent payroll taxes, interest and penalties, not including delinquent income taxes, interest and penalties, that HiEnergy Microdevices may owe to the IRS. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all. If equity financing is used to raise additional working capital, the ownership interests of our existing shareholders will be diluted.

     WE  HAVE  RECEIVED  A  GOING  CONCERN  OPINION  FROM  OUR  AUDITORS.

Our Consolidated Financial Statements have been prepared on the assumption that we will continue as a going concern. Our independent auditors have issued their report dated June 21, 2002, which includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. We must continue to rely upon financing from the sale of equity securities to sustain our operations. If we cannot continue our operations as a going concern, we may have to liquidate our business and investors could lose their entire investments.

     OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, WHICH COULD INCREASE THE VOLATILITY OF OUR STOCK PRICE.

We are a development stage company. For this reason, you should not rely on period-to-period comparisons of our financial results as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results could increase the volatility of our stock price.

     WE DEPEND UPON DR. BOGDAN MAGLICH TO IMPLEMENT OUR BUSINESS PLAN, AND THE LOSS OF DR. MAGLICH WOULD SIGNIFICANTLY AFFECT OUR BUSINESS OPERATIONS.

We are dependent upon Dr. Bogdan Maglich, our Chairman and Chief Scientist, to implement our business plan. Dr. Maglich is the inventor of the stoichiometric technology and the three detection system prototypes being developed by us. The loss of Dr. Maglich would affect our ability to implement our business plan to finish development of the technology and bring products to market. We have not obtained key man insurance with respect to any of our employees.

     WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, TRADE SECRETS AND KNOW-HOW, WHICH WOULD REMOVE A BARRIER TO COMPETITION AND MAY DIRECTLY AFFECT THE AMOUNT OF REVENUE WE ARE ABLE TO GENERATE WHEN WE COMMENCE SELLING OUR PRODUCTS.

The success of our business is dependent on our ability to keep trade secrets and obtain patents covering our technologies as well as on our ability to develop applications for our detection systems to meet the needs of the marketplace. Although we intend to employ various methods, including trademarks, patents, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect our intellectual property and trade secrets, there can be no assurance that we will be able to maintain the confidentiality of our proprietary technologies, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property.

     WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

When our products are ready, we plan to rapidly and significantly expand our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. Our ability to manage our growth depends in part upon our ability to develop and establish effective operating, management, information and financial systems, and production facilities, which will significantly increase our future operating expenses. No assurance can be given that we will grow in the future or that we will be able to effectively manage such growth. Our inability to manage our growth successfully could have a material adverse effect on our business, financial condition and results of operations. We cannot successfully implement our business model if we fail to manage our growth.

     WE ARE SUBJECT TO LEGAL PROCEEDINGS THAT COULD RESULT IN JUDGMENTS THAT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

HiEnergy Microdevices is being sued by Keith Cowan, a former CEO and President. See "Legal Proceedings". An adverse judgment could result in a substantial debt that could have a material adverse effect on our business.

INVESTMENT  RISK
----------------

     THE  PRICE  OF  OUR  STOCK  IS  EXPECTED  TO  BE  HIGHLY  VOLATILE

The market price of our common stock has fluctuated significantly in the few months it has been traded, and is likely to continue to be highly volatile. To date, the trading volume in our stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. We cannot provide assurance that the sale price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such fluctuations and variations may be the result of changes in our business or prospects, announcements of technological innovations and new products by competitors, our competitors or us entering into new contractual relationships with the government or strategic partners, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

     OUR BOARD OF DIRECTORS' AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED STOCK MAY PREVENT A CHANGE IN CONTROL BY SHAREHOLDERS OF COMMON STOCK.

Our preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as our Board of Directors determines by resolution and without shareholder approval. This is an anti-takeover measure. Our Board of Directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. Our Board of Directors could use an issuance of preferred stock with dilutive or voting preferences to delay, defer or prevent common shareholders from initiating a change in control of HiEnergy Technologies or reduce the rights of common shareholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of our common stock.

     A SMALL GROUP OF OUR EXISTING SHAREHOLDERS OWN A SIGNIFICANT NUMBER OF SHARES AND THEIR INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

Our directors and executive officers currently beneficially own approximately 58% of the outstanding shares of our common equity. See "Item 11, Security Ownership of Certain Beneficial Owners and Management". Accordingly, they may exercise control over the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of HiEnergy Technologies' assets. The interests of these shareholders may differ from the interests of the other shareholders, which could result in investors not being able to realize the full value of their stock in the event of a proposed transaction rejected by the control group.

     SHAREHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING AND OUR BOARD MEMBERS WILL BE SERVING STAGGERED TERMS, THEREBY DISCOURAGING TAKEOVER ATTEMPTS.

Pursuant to our Articles of Incorporation, only our Board of Directors has the power to call a special meeting of the shareholders and our directors serve staggered terms of one, two and three years, thereby limiting the ability of shareholders to effect a change in control of HiEnergy Technologies.

     LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of our officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in HiEnergy Technologies may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by HiEnergy Technologies pursuant to the indemnification provisions of the articles of incorporation. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of our officers or directors. We have been advised that the SEC takes the position that these provisions do not affect the liability of any director under applicable federal and state securities laws.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report dated July 5, 2002,
except for Note 11 as to which the date is July
23, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Consolidated Balance Sheet as at April 30, 2002
(audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26-27

Consolidated Statements of Operations for the
years ended April 30, 2002 and 2001, and the
period from August 21, 1995 (inception) to April
30, 2002 (audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Consolidated Statements of Shareholders Equity for
the years ended April 30, 2002 and 2001, and the
period from August 21, 1995 (inception) to April
30, 2002 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29-30

Consolidated Statements of Cash Flows for the years
ended April 30, 2002 and 2001, and the period from
August 21, 1995 (inception) to April 30, 2002
(audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31-32

Notes to Consolidated Financial Statements
(audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33-48

                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Shareholders
HiEnergy  Technologies,  Inc.
(formerly  SLW  Enterprises,  Inc.)
and  subsidiaries

We have audited the accompanying consolidated balance sheet of HiEnergy Technologies, Inc. (formerly SLW Enterprises, Inc.) and subsidiaries (development stage companies) as of April 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 2002, and the period from August 21, 1995 (inception) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HiEnergy Technologies, Inc. (formerly SLW Enterprises, Inc.) and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2002, and the period from August 21, 1995 (inception) to April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended April 30, 2002, the Company incurred a net loss of $1,389,530, and it had negative cash flows from operations of $652,585. In addition, the Company had an accumulated deficit of $2,724,564 and was in the development stage as of April 30, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 5, 2002, except for Note 11 as to which the date is July 23, 2002

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  APRIL 30, 2002
================================================================================

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $1,078,136
  Accounts receivable                                                     29,166
  Other current assets                                                     7,500
                                                                      ----------

    Total current assets                                               1,114,802

PROPERTY AND EQUIPMENT, net                                              114,568
                                                                      ----------

        TOTAL ASSETS                                                  $1,229,370
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  APRIL 30, 2002
================================================================================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   209,895
  Accrued expenses                                                      151,567
  Accrued payroll and payroll taxes                                     350,000
  Accrued interest                                                       29,767
  Notes payable - related parties                                       621,691
  Convertible notes payable - related parties                            35,400
                                                                    ------------

    Total current liabilities                                         1,398,320
                                                                    ------------

MINORITY INTEREST, 20,540 shares issued and outstanding                  18,923
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value
    20,000,000 shares authorized
    none issued and outstanding                                               -
  Common stock, $0.0001 par value
    100,000,000 shares authorized
    22,075,200 shares issued and outstanding                              2,208
  Additional paid-in capital                                          2,534,483
  Deficit accumulated during the development stage                   (2,724,564)
                                                                    ------------

      Total shareholders' deficit                                      (187,873)
                                                                    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $ 1,229,370
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                                      HIENERGY TECHNOLOGIES, INC.
                                                 (FORMERLY SLW ENTERPRISES, INC.)
                                                                 AND SUBSIDIARIES
                                                    (DEVELOPMENT STAGE COMPANIES)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED APRIL 30, 2002 AND 2001 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2002
=================================================================================


                                                                       For the
                                                                     Period from
                                                                      August 21,
                                            For the Year Ended           1995
                                                 April  30,         (Inception) to
                                         --------------------------    April 30,
                                             2002          2001          2002
                                         ------------  ------------  ------------
CONTRACT REVENUES                        $   148,166   $    80,000   $   325,916

OPERATING EXPENSES
  Sales and administration                 1,525,276       358,432     3,009,442
                                         ------------  ------------  ------------

LOSS FROM OPERATIONS                      (1,377,110)     (278,432)   (2,683,526)

OTHER INCOME (EXPENSE)
  Interest expense                           (10,486)       (7,089)      (30,055)
                                         ------------  ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES    (1,387,596)     (285,521)   (2,713,581)

PROVISION FOR INCOME TAXES                     1,934         2,546        10,983
                                         ------------  ------------  ------------

NET LOSS                                 $(1,389,530)  $  (288,067)  $(2,724,564)
                                         ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE         $     (0.08)  $     (0.02)  $     (0.03)
                                         ============  ============  ============

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                             17,783,760    14,693,224    11,373,918
                                         ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                         HIENERGY TECHNOLOGIES, INC.
                                                    (FORMERLY SLW ENTERPRISES, INC.)
                                                                    AND SUBSIDIARIES
                                                       (DEVELOPMENT STAGE COMPANIES)
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2002
====================================================================================

                                                              Deficit
                                                            Accumulated
                             Common Stock       Additional  during  the
                        ----------------------   Paid-In    Development
                          Shares      Amount     Capital       Stage        Total
                        ----------  ----------  ---------  -------------  ----------
BALANCE, AUGUST 21,
  1995 (INCEPTION)              -   $       -   $      -   $          -   $       -
RECAPITALIZATION UPON
  REVERSE MERGER        6,470,000         648       (634)                        14
ISSUANCE OF COMMON
  STOCK FOR SERVICES      734,771          73      8,157                      8,230
NET LOSS                                                        (39,387)    (39,387)
                        ----------  ----------  ---------  -------------  ----------

BALANCE, APRIL 30,
  1996                  7,204,771         721      7,523        (39,387)    (31,143)
 ISSUANCE OF COMMON
  STOCK FOR SERVICES        3,219           -         36                         36
NET LOSS                                                       (110,004)   (110,004)
                        ----------  ----------  ---------  -------------  ----------

BALANCE, APRIL 30,
  1997                  7,207,990         721      7,559       (149,391)   (141,111)
ISSUANCE OF COMMON
  STOCK FOR CASH          596,589          60    144,492                    144,552
ISSUANCE OF COMMON
  STOCK FOR SERVICES    1,451,928         145     16,905                     17,050
NET LOSS                                                       (293,019)   (293,019)
                        ----------  ----------  ---------  -------------  ----------

BALANCE, APRIL 30,
  1998                  9,256,507         926    168,956       (442,410)   (272,528)
ISSUANCE OF COMMON
  STOCK FOR CASH          264,852          26    151,204                    151,230
ISSUANCE OF COMMON
  STOCK FOR SERVICES    2,167,620         217     49,542                     49,759
NET LOSS                                                       (272,426)   (272,426)
                        ----------  ----------  ---------  -------------  ----------

   The accompanying notes are an integral part of these financial statements.

                                                          HIENERGY TECHNOLOGIES, INC.
                                                     (FORMERLY SLW ENTERPRISES, INC.)
                                                                     AND SUBSIDIARIES
                                                        (DEVELOPMENT STAGE COMPANIES)
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2002
=====================================================================================


                                                               Deficit
                                                             Accumulated
                             Common Stock        Additional  during  the
                      -------------------------   Paid-In    Development
                        Shares        Amount      Capital       Stage        Total
                      -----------  ------------  ----------  ------------  ----------
BALANCE, APRIL 30,
  1999                11,688,979   $     1,169   $  369,702  $  (714,836)  $(343,965)
ISSUANCE OF COMMON
  STOCK FOR CASH         638,548            64      295,582                  295,646
ISSUANCE OF COMMON
  STOCK FOR SERVICES   1,914,570           191       85,046                   85,237
NET LOSS                                                        (332,131)   (332,131)
                      -----------  ------------  ----------  ------------  ----------

BALANCE, APRIL 30,
  2000                14,242,097         1,424      750,330   (1,046,967)   (295,213)
ISSUANCE OF COMMON
  STOCK FOR CASH         465,437            47      109,683                  109,730
ISSUANCE OF COMMON
  STOCK FOR SERVICES     371,035            37       36,431                   36,468
NET LOSS                                                        (288,067)   (288,067)
                      -----------  ------------  ----------  ------------  ----------

BALANCE, APRIL 30,
  2001                15,078,569         1,508      896,444   (1,335,034)   (437,082)
ISSUANCE OF COMMON
  STOCK FOR CASH         712,071            71      181,498                  181,569
ISSUANCE OF COMMON
  STOCK FOR SERVICES   5,059,560           506      231,664                  232,170
PRIVATE PLACEMENT      1,225,000           123    1,224,877                1,225,000
NET LOSS                                                      (1,389,530) (1,389,530)
                      -----------  ------------  ----------  ------------  ----------

BALANCE, APRIL 30,
  2002                22,075,200   $     2,208   $2,534,483  $(2,724,564)  $(187,873)
                      ===========  ============  ==========  ============  ==========

   The accompanying notes are an integral part of these financial statements.

                                                               HIENERGY TECHNOLOGIES, INC.
                                                          (FORMERLY SLW ENTERPRISES, INC.)
                                                                          AND SUBSIDIARIES
                                                             (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED APRIL 30, 2002 AND 2001 AND
                         FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2002
==========================================================================================

                                                                                For the
                                                                              Period from
                                                                               August 21,
                                                       For the Year Ended         1995
                                                           April  30,        (Inception) to
                                                    ------------------------    April 30,
                                                        2002         2001         2002
                                                    ------------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(1,389,530)  $(288,067)  $(2,724,564)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                        5,469         968         7,432
      Compensation expense relating to issuance of
        common stock in exchange for services
        rendered                                        232,170      36,468       428,950
      Compensation expense relating to issuance of
        common stock in exchange for services
        rendered to minority shareholders                 4,000           -        18,923
      Additional compensation to officer                 42,171           -        42,171
      Increase in
        Accounts receivable                             (29,166)          -       (29,166)
        Other current assets                             (7,500)          -        (7,500)
      Increase in
        Accounts payable                                185,027      24,546       209,897
        Accrued expenses                                119,579       2,227       151,583
        Accrued payroll and payroll taxes               175,000      35,000       350,000
        Accrued interest                                 10,195       7,090        29,767
                                                    ------------  ----------  ------------

Net cash used in operating activities                  (652,585)   (181,768)   (1,522,507)
                                                    ------------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (118,510)          -      (122,000)
                                                    ------------  ----------  ------------

Net cash used in investing activities                  (118,510)          -      (122,000)
                                                    ------------  ----------  ------------

       The accompanying notes are an integral part of these financial statements.

                                                           HIENERGY TECHNOLOGIES, INC.
                                                      (FORMERLY SLW ENTERPRISES, INC.)
                                                                      AND SUBSIDIARIES
                                                         (DEVELOPMENT STAGE COMPANIES)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED APRIL 30, 2002 AND 2001 AND
                     FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2002
======================================================================================


                                                                            For the
                                                                          Period from
                                                                           August 21,
                                                    For the Year Ended        1995
                                                          April 30,      (Inception) to
                                                   ----------------------   April 30,
                                                      2002        2001        2002
                                                   -----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock in
    private placement                              $1,225,000   $      -   $1,225,000
  Proceeds from issuance of common stock              181,569    109,730      882,723
  Recapitalization of reverse merger                       14          -            -
  Proceeds from notes payable - related parties       443,007     39,456      579,520
  Proceeds from convertible notes payable -
    related parties                                     5,400     25,000       55,400
  Payments on convertible notes payable -
    related parties                                    (9,280)   (10,720)     (20,000)
                                                   -----------  ---------  -----------

Net cash provided by financing activities           1,845,710    163,466    2,722,643
                                                   -----------  ---------  -----------

Net increase (decrease) in cash and cash
  equivalents                                       1,074,615    (18,302)   1,078,136

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                3,521     21,823            -
                                                   -----------  ---------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $1,078,136   $  3,521   $1,078,136
                                                   ===========  =========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                    $        -   $      -   $        -
                                                   ===========  =========  ===========

  INCOME TAXES PAID                                $    1,934   $  2,546   $   10,983
                                                   ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS

     General
     -------
     HiEnergy Technologies, Inc. ("HiEnergy") was incorporated on March 20, 2000 under the laws of the state of Washington.

     HiEnergy and its subsidiaries (collectively, the "Company") are development stage companies that were organized to develop the "Atometer," commercially known as the "SuperSenzor," which is technology for numerous governmental and commercial applications and markets, including airport security screening; border patrol/customs control drug and contraband detection; bomb, biological, and chemical weapons detection, including landmine clearance; detecting of impurities in crude oil, coal, and natural gas; and "fingerprinting" of diamonds and other gemstones. This leading edge detection technology can remotely and non-intrusively decipher (including through metal) the chemical formulas of concealed biological agents, explosives, drugs, and other substances and their locations.

     Merger
     ------
     On April 25, 2002, HiEnergy Microdevices, Inc. ("Microdevices") entered into a voluntary share exchange agreement, whereby it acquired 92% of the outstanding common stock of HiEnergy in exchange for 14,380,200 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of HiEnergy, with Microdevices as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

     Microdevices was incorporated on August 21, 1995 in the state of Delaware. HiEnergy had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.


NOTE  2  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended April 30, 2002, the Company incurred a net loss of $1,389,530, and it had negative cash flows from operations of $652,585. In addition, the Company had an accumulated deficit of $2,724,564 and was in the development stage as of April 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  2  -  GOING  CONCERN  (CONTINUED)

     Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In addition to the capital raised as of April 30, 2002 through a private placement, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of HiEnergy and its wholly owned subsidiaries, Microdevices and VWO II, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

     Development  Stage  Enterprise
     ------------------------------
     The Company is development stage companies as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Comprehensive  Income
     ---------------------
     The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

     Cash  and  Cash  Equivalents
     ----------------------------
     The Company maintains its cash deposits at several banks located throughout California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2002, uninsured portions of the balances at those banks aggregated to $1,125,206. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Accounts  Receivable
     --------------------
     Accounts receivable at April 30, 2002 consisted of an amount due from a governmental contract.

     Property  and  Equipment
     ------------------------
     Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over an estimated useful life of five years.

     Patents
     -------
     The Company has filed several patent applications within and outside the United States. The outcome is indeterminable.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Fair  Value  of  Financial  Instruments
     ---------------------------------------
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable - related parties and convertible notes payable - related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Stock-Based  Compensation
     -------------------------
     The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

     Income  Taxes
     -------------
     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Loss  per  Share
     ----------------
     The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

     Estimates
     ---------
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recently  Issued  Accounting  Pronouncements  (Continued)
     --------------------------------------------
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recently  Issued  Accounting  Pronouncements  (Continued)
     --------------------------------------------
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  at  April  30,  2002  consisted of the following:

         Micro sensor                                                   $ 42,127
         Web site development                                             14,400
         Computer equipment                                                7,473
         Neutron generator                                                58,000
                                                                        --------

                                                                         122,000
         Less accumulated depreciation                                     7,432
                                                                        --------

           TOTAL                                                        $114,568
                                                                        ========

     Depreciation expense for the years ended April 30, 2002 and 2001 was $5,469 and $968, respectively.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  5  -  NOTES  PAYABLE  -  RELATED  PARTIES

     Notes payable - related parties at April 30, 2002 consisted of the following:

          Unsecured notes to a majority shareholder/officer/director of the Company, interest payable at 6% per annum, maturing
               in December 2002. Subsequent to April 30, 2002, the notes
               were paid in full.                                       $ 59,083

          Unsecured note to a majority shareholder/officer/director of the Company as a signing bonus. Amount is non-interest-
               bearing, $50,000 payable upon receipt of $1,000,000 or
               more from any source, and $50,000 payable upon
               revenue in excess of $500,000 or $1,000,000 of additional
               funds from any source. Subsequent to April 30, 2002,
               $50,000 was repaid.                                       100,000

          Unsecured notes to a shareholder of the Company, interest
               payable at 10.5% per annum, or 15% per annum if in default, and due in November 1997. As of April 30, 2002, the notes
               were in default.                                           40,000

          Unsecured notes to a prior officer of the Company, interest payable at 6% per annum, and payable in February and
               March 2002. The Company is currently in litigation regarding these amounts. As of April 30, 2002, these notes were in
               default.                                                   27,608

          Secured note to an officer/director of the Company, non-
               interest-bearing, and due in March 2002. The note is secured by 7,857 shares of common stock. As of April 30, 2002,
               the note was in default. Subsequent to April 30, 2002,
               the note was paid in full.                                 50,000

          Secured notes to a shareholder/prior officer and director of the
               Company, non-interest-bearing, and due in March 2002.
               The notes are secured by 23,571 shares of common stock.
               As of April 30, 2002, the notes were in default.
               Subsequent to April 30, 2002, the notes were paid in full.
                                                                         150,000

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  5  -  NOTES  PAYABLE  -  RELATED  PARTIES  (CONTINUED)

          Unsecured amount to a prior officer of the Company as
               severance, non-interest-bearing, and payable upon
               demand. The Company is currently in litigation regarding
               this amount. As of April 30, 2002, this amount was
               in default.                                             $ 150,000

          Unsecured notes to an unrelated party, non-interest-bearing,
               and payable upon demand.                                   45,000
                                                                       ---------

                                                                         621,691
          Less  current  portion                                         621,691
                                                                       ---------

               LONG-TERM  PORTION                                      $       -
                                                                       =========


NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES

     Convertible notes payable - related parties at April 30, 2002 consisted of the following:

          Secured note to a shareholder/director of the Company,
               interest payable at 8% per annum, and due in July 2001.
               The note is secured by the patent application for Europe,
               Canada, and Japan. The holder of the note has the
               option to convert the principal and interest into shares
               of common stock. As of April 30, 2002, the note was in
               default.                                                  $ 5,000

          Secured notes to a shareholder/director of the Company,
               interest payable at 8% per annum, $5,000 due in July 2001, and $5,400 due in July 2002. The notes are secured by the
               patent application for Europe, Canada, and Japan. The holder of the notes has the option to convert the principal and
               interest into shares of common stock. As of April 30, 2002,
               a portion of the notes were in default.                    10,400

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES  (CONTINUED)

          Secured note to a shareholder/director of the Company,
               interest payable at 8% per annum, and due in July 2001.
               The note is secured by the patent application for Europe,
               Canada, and Japan. The holder of the note has the option
               to convert the principal and interest into shares of common
               stock. As of April 30, 2002, the note was in default.    $ 10,000

          Secured note to a shareholder/director/prior officer of the
               Company, interest payable at 8% per annum, and due in
               July 2001. The note is secured by the patent application for Europe, Canada, and Japan. The holder of the note has the option to convert the principal and interest into
               shares of common stock. As of April 30, 2002, the note
               was in default.                                             5,000

          Unsecured note to a shareholder/director/prior officer of the
               Company, interest payable at 7% per annum, and due
               in January 2002. The holder of the note has the
               option to convert the principal and interest into shares of common stock. As of April 30, 2002, the note was in
               default.                                                    5,000
                                                                       ---------

                                                                          35,400
     Less  current  portion                                               35,400
                                                                       ---------

               LONG-TERM  PORTION                                      $       -
                                                                       =========


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreement
     ---------------------
     In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

     - The Company must pay a signing bonus of $100,000, of which $50,000 was paid subsequent to April 30, 2002.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Employment  Agreement  (Continued)
     ---------------------

     - The Company must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

     - The Company must grant 2,482,011 stock options at an exercise price of $0.134, which are exercisable from time to time within the period ending November 30, 2008.

     - The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year.

     - The Company will provide its Chief Scientist/Chairman of the Board a car, pay his and his family's health insurance, provide life and disability insurance and will reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal tax liabilities arising up to $75,000.

     - If the employment agreement is terminated without cause, the Company must pay a severance package, which requires annual payments as follows:

          -    January 1, 2002 to December 31, 2002      $125,000 per year
          -    January 1, 2003 to December 31, 2003      $137,500 per year
          -    January 1, 2004 to December 31, 2004      $151,250 per year
          -    January 1, 2005 to December 31, 2005      $166,375 per year
          -    January 1, 2006 to December 31, 2006      $283,013 per year

     Delinquent  Tax  Returns
     ------------------------
     The Company has not filed its federal and state tax returns for the years ended April 30, 1995 through 2001; however, management reports that the minimum tax for the state of California has been paid. While the estimated tax owed has been accrued, the Company will not be in compliance until such reporting is made. The Board of Directors has approved the Company filing these tax returns.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Delinquent  Tax  Returns  (Continued)
     ------------------------
     In addition, the Company has not filed certain of its 1099's, W-2's, and payroll tax returns for the years ended April 30, 1995 through 2002. As of April 30, 2002, the Company has accrued $350,000 for payroll taxes, penalties, and interest. The Board of Directors has approved the Company filing these items.

     Litigation
     ----------
     The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

     Furthermore, the Company is being sued by a prior officer of the Company for failure to pay wages, breach of contract, false representations, and fraud. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

     Minority  Shareholders
     ----------------------
     Microdevices has 20,540 minority shares issued and outstanding. The Company has agreed that in the event of any merger or other consolidation of Microdevices into the Company, each remaining Microdevices shareholder will receive the greater of the market value of their Microdevices shares or shares in the Company on the same terms as the voluntary share exchange. If all minority shareholders convert, the Company will be required to issue 459,222 additional shares of common stock to the minority shareholders.

     Warrant  and  Option  Holders
     -----------------------------
     Microdevices has granted stock options and warrants to purchase 16,365 and 32,247 shares, respectively, of common stock. These stock options and warrants are exercisable at $3.50 per share. If the stock option and warrant holders exercise their stock options and warrants, the Company has agreed to allow these stock option and warrant holders to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share (or $0.157 per share). If these stock option and warrant holders exercise and convert their shares, the Company will be required to issue 1,086,682 additional shares of common stock to the stock option and warrant holders.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  8  -  SHAREHOLDERS'  DEFICIT

     Common  Stock  Issued  for  Cash
     --------------------------------
     During the years ended April 30, 2002 and 2001 and the period from August 21, 1995 (Inception) to April 30, 2002, the Company issued 712,071, 465,437, and 2,677,497, shares, respectively, of common stock in exchange for cash of $181,569, $109,730, and $882,727, respectively.

     Common  Stock  Issued  for  Services  Rendered
     ----------------------------------------------
     During the years ended April 30, 2002 and 2001 and the period from August 21, 1995 (Inception) to April 30, 2002, the Company issued 5,059,560, 371,035, and 11,702,703 shares, respectively, of common stock in exchange for services rendered valued at the fair market value of the stock given of $232,170, $36,468, and $428,950, respectively.

     Private  Placement
     ------------------
     In April 2002, the Company completed its first closing of its ongoing private placement, whereby 1,225,000 shares of common stock were issued in exchange for cash of $1,225,000. The private placement offering was originally slated to close at the same time as the voluntary share exchange. HiEnergy extended the term of the offering and increased the size to a maximum of 2,000,000 shares of common stock at $1 per share.

     Stock  Splits
     -------------
     In September 1998 and in May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.

     Stock  Options
     --------------
     The Company granted to its Chief Scientist/Chairman of the Board options to purchase 2,482,221 shares of common stock at an exercise price of $0.134.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  9  -  INCOME  TAXES

     The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended April 30, 2002 and 2001:

                                                         2002         2001
                                                      -----------  -----------
       Current
         Federal                                      $        -   $        -
         State                                             1,934        2,546
                                                      -----------  -----------

                                                           1,934        2,546
                                                      -----------  -----------

       Deferred
         Federal                                               -            -
         State                                                 -            -
                                                      -----------  -----------

                                                               -            -
                                                      -----------  -----------

           PROVISION FOR INCOME TAXES                 $    1,934   $    2,546
                                                      ===========  ===========

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended April 30, 2002 and 2001 as follows:

                                                         2002         2001
                                                      -----------  -----------

       Statutory regular federal income benefit rate       34.00%       34.00%
       State taxes                                          5.74         5.70
       Change in valuation allowance                      (39.77)      (39.19)
       Other                                               (0.09)       (0.78)
                                                      -----------  -----------

         TOTAL                                            (0.12)%      (0.27)%
                                                      ===========  ===========

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  9  -  INCOME  TAXES  (CONTINUED)

     The tax effects of temporary differences which give rise to the deferred tax provision at April 30, 2002 consisted of the following:

          Deferred tax assets
               Compensation                                          $   150,000
               Net  operating  loss  carryforward                      1,012,000
                                                                     -----------

                   Total  deferred  tax  assets                        1,162,000

          Deferred  tax  liability
               State  taxes                                             (45,000)
                                                                     -----------

                                                                       1,117,000
          Less  valuation  allowance                                   1,117,000
                                                                     -----------

                    NET  DEFERRED  TAX  ASSET                        $         -
                                                                     ===========

     As of April 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,360,000 each, which expire through 2022. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE  10  -  RELATED  PARTY  TRANSACTIONS

     See Notes 5 and 6 for related party transactions.

                                                     HIENERGY TECHNOLOGIES, INC.
                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  APRIL 30, 2002
================================================================================


NOTE  11  -  SUBSEQUENT  EVENTS

     In June 2002, the Company completed its second final closing of its private placement, whereby 500,000 shares of common stock were issued in exchange for cash of $500,000.

     In July 2002, the Company entered into a consulting agreement, whereby the consultant is to provide consulting services, which include assisting the Company with securing government grants and bringing products to market once development and testing are completed. The agreement has a three-year term and provides for cash payments of $20,000 per month. In addition, the consultant was granted 1,000,000 stock options, at an exercise price of $1.00, of which 500,000 stock options vest immediately. The agreement also states the consultant will be paid 5% of gross revenues generated from business referred by the consultant.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

The dismissal of Manning Elliott, Chartered Accountants, and the hiring of Singer Lewak Greenbaum & Goldstein LLP by the Board of HiEnergy Technologies was previously reported in a Form 8-K, as amended, dated April 25, 2002 and filed on May 10, 2002.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of HiEnergy Technologies as of April 30, 2002.

    NAME                   AGE  POSITION               TERM
    ----                   ---  --------               ----
    Dr. Bogdan C. Maglich   64  Chairman of the Board  April 25, 2002 to present
                                and Chief Scientist

    Barry Alter             47  Director, CEO,         February 20, 2002 to
                                President and          present
                                Treasurer

    Michal Levy             30  Corporate Secretary    April 25, 2002 to present
                                and Vice President

    Gregory F. Gilbert      53  Director               April 25, 2002 to present

    Richard F. Alden        77  Director               April 25, 2002 to present

    Harb S. Al Zuhair       64  Director               April 25, 2002 to present

    Edward R. Finch         82  Director               April 25, 2002 to present


All of the directors of HiEnergy Technologies will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. After the next annual meeting, the directors will be divided into three classes of two directors. The three classes will have staggered terms of one, two and three years. There is no family relationship between any of the executive officers and directors of HiEnergy Technologies.

The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of our directors and executive officers has been furnished to us by each director and executive officer.

DR. BOGDAN C. MAGLICH - CHAIRMAN OF THE BOARD AND CHIEF SCIENTIST
-----------------------------------------------------------------

As HiEnergy Technologies' Chairman and Chief Scientist, Dr. Maglich has primary responsibility for technology strategy, technology development and technical proposal development. Dr. Maglich is a respected scientist in his field. He received the White House Citation from President John F. Kennedy and was named an honorary citizen in Switzerland by the President of the Swiss Confederation for his discovery of the omega meson. In addition to his research discoveries and inventions in particle physics, instrumentation, and detection devices, Dr. Maglich has played a role in reducing weapons in areas such as Yugoslavia and Russia and working on safety measures for Soviet reactors in Europe. Currently, Dr. Maglich is involved in the development and testing of three detectors based on his stoichiometric technology.

Dr. Maglich has served as a professor of physics at University of Pennsylvania and has also worked at Rutgers and at the Joint Faculty, Princeton-Penn Accelerator Laboratory. Dr. Maglich also worked in various leadership capacities on a variety of projects, including the following: the CERN European Center for High Energy (nuclear) Physics in Geneva, Switzerland; the U.S. National Laboratories, the Air Force Weapons Laboratory (now known as the Air Force Phillips Laboratory); and the British-Swedish-American Consortium for the design of the King Abdulaziz Energy Research Center in Saudi Arabia. Dr. Maglich received a Ph.D. in high-energy physics and nuclear engineering from the Massachusetts Institute of Technology (MIT), a Master of Science from Britain's University of Liverpool, and a Bachelor of Science from the University of Belgrade.

BARRY  ALTER  -  DIRECTOR,  CEO,  PRESIDENT  AND  TREASURER
-----------------------------------------------------------

Prior to becoming an officer and director of HiEnergy Technologies and during the period from November 2000 through December 2001, Mr. Alter served as Chief Operating Officer of SBS Interactive Inc., a private Nevada corporation in the business of developing, marketing and licensing consumer electronic products, including the use of the television as an interactive medium. Since 1998, Mr. Alter has also worked through his own consulting company, Challure Capital Investment Corporation, to provide business management expertise and assistance with raising working capital to companies in financial difficulty, including Indian Motorcycle, a private California corporation in the motorcycle production business, and xseeksy.com, a private Delaware corporation online relationship dot.com company. From 1983 to 1998, Mr. Alter served as President of Sweet Expressions Inc., a private Ontario company in the business of distributing confectionery.

MICHAL  LEVY  -  CORPORATE  SECRETARY  AND  VICE  PRESIDENT
-----------------------------------------------------------

As Vice President and Corporate Secretary, Ms. Levy handles Investor Relations, Public Relations and maintains HiEnergy Technologies' records. Originally from Israel, Ms. Levy served as Vice President and Corporate Secretary for seven years at Tapuz Enterprises, Inc., a successful California construction corporation. Prior to her employment with HiEnergy Technologies, Ms. Levy worked with prize-winning writer Arthur A. Ross as an administrative assistant and was a managing partner at a California LLC dedicated to film production. Ms. Levy has studied at Ben-Zvi, Israel, LAVC and UCLA Extension.

GREGORY  F.  GILBERT  -  DIRECTOR
---------------------------------

Mr. Gilbert has diverse legal, accounting, business, science and engineering skills. He has been a member of the Board of Directors of HiEnergy Microdevices since 1996 and served as HiEnergy Microdevices' CEO and President since March, 2002. He is a licensed attorney in California with 25 years of extensive experience in international law, banking, corporate law, and business.
Currently, he is the CEO of Metabolic Industries, and the Hamilton-Biophile, a public company that manufactures creams and lotions, Hamilton-Clarke, a private company and Hamilton-May, a private company. He is also the Administrative
Director of the Diabetes Research Institute in Sacramento, California. In addition to the above companies, he is also on the boards of World Medical Organizations, Nevada Pacific Lands, and Xentrol Pharma. He has engineering company experience as a past officer and director of L&H Airco, Hamilton-Detroit, and Sunrise Systems. Prior to his career in business, he practiced law as an international lawyer, representing many foreign companies and entities, including OPEC, TTI and Novartis. He is currently admitted to practice and has practiced in the California Courts of Appeal, the California Supreme Court, the U.S. District Courts, U.S. Court of Appeals, Federal Bankruptcy Courts, the U.S. Court of Claims, the U.S. Tax Court and the U.S. Supreme Court. He remains a member of each bar. He is the recipient of the American Diabetes Association volunteer of the year award (Northern California) and the U.S. Air Force ROTC Outstanding Service Award for 1993, and was nominated for Philanthropist of the Year (1995), Central California, for charitable work to benefit mankind.

RICHARD  F.  ALDEN  -  DIRECTOR
-------------------------------

Mr. Richard F. Alden was raised in Southern California. He served as an officer in the South Pacific during World War II. Mr. Alden received his Bachelor of Arts Degree in 1946 from the University of Southern California and his J.D. Degree from the University of Southern California School of Law in 1949, where he served on the Board of Editors of the Law Review. Following graduation, Mr. Alden joined the national law firm of Latham & Watkins, where he remained until 1985, practicing tax, real estate and business acquisition law. In 1985 Mr. Alden retired from Latham & Watkins to assume the position of Vice Chairman of the Board and General Counsel of Hughes Aircraft Company after having served as that Company's General Counsel for over a decade and a director of Hughes since 1976. He retired from Hughes in 1988. Mr. Alden was a director of the Irvine Company and is a director of Safety Associates, Inc. He is trustee of the California State Parks Foundation, a trustee of the Episcopal Diocesan
Investment Trust, and has served as Finance Chairperson for the Doheny Eye Institute.

HARB  S.  AL  ZUHAIR  -  DIRECTOR
---------------------------------

Born on July 4, 1938, Mr. Al Zuhair received his primary education in Beirut and obtained a degree in civil engineering from the Portsmouth College of Technology, U.K in 1961. In 1971, he established Electronics Equipment Marketing Co. as a division of SADCO, a company run by his family. Electronics Equipment Marketing Co. is one of the leading high-tech companies in Saudi Arabia.
Presently Mr. Al Zuhair wholly owns or has investments in a variety of businesses, among them: construction, industrial, banking, mining, aviation and trading companies. Mr. Al Zuhair is also serving as chairman, member of the board of directors and founding member of various companies in the Saudi Kingdom and abroad.

EDWARD  R.  FINCH
-----------------

Mr. Edward R. Finch has been an attorney since 1948. He has also been an author, lecturer and diplomat. Mr. Finch served as a Special Ambassador for President Nixon and as a U.S. Delegate for three other Presidents of the United States - Presidents Ford, Reagan and Clinton. He was a U.S. Delegate to Unispace Two for President Reagan in Vienna, Austria and to Unispace Three in 1999 for President Clinton. Mr. Finch is a recognized expert in the following areas of law: trusts and estates law, nonprofit and charitable organizations law; and international outer space law. Since 1986, Mr. Finch has been the President of the Adams J. Memorial Fund, Inc. Mr. Finch is currently involved with a number of organizations in varying capacities, including the following: General Counsel, Saint Giles Foundation, Inc., (since 1986); New York Institute for Special Education (since 1948) (past President); Board of Governors, National Space Society (Member since 1984); Council of American Ambassadors (since 1972); New York State, Federal, American Bar Association-Vice Chairman, committee on Real Property, Wills, Trusts & Estates (since 1979); International Bar Association; The Florida Bar; The International Institute of Space Law; The International Astronautical Academy; American Bar Foundation (Fellow); St. Andrew's Dune, South Hampton, N.Y., and St. Bartholomew's Church in N.Y.; and St. Nicholas Society of the City of N.Y. (Trustee). Mr. Finch is also a former commissioner of the City of New York.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of our common stock to file with the Securities Exchange Commission and HiEnergy Technologies reports on Forms 4 and Forms 5 reflecting transactions affecting beneficial ownership. Based solely upon our review of the copies of such forms received by us, we believe that, during fiscal year ended April 30, 2002, all persons complied with such filing requirements except that Dr. Bogdan Maglich, Mr. Gregory Gilbert, Mr. Harb Al Zuhair, Mr. Richard Alden, Mr. Edward Finch and Ms. Levy each did not timely file a Form 3 reporting their initial beneficial ownership. We have received a written representation from each of our directors and executive officers that no Forms 5 are required for the fiscal year ended April 30, 2002.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth the compensation that we have paid to our Named Executive Officers for the three fiscal years ended April 30, 2002, 2001 and 2000, respectively. With the exception of Dr. Maglich, no executive officer or director received more than $100,000 in annual compensation during the year ended April 30, 2002. We do not currently have a long-term compensation plan and do not grant any long-term compensation to our executive officers. No other compensation was granted for the periods covered.


====================================================================================================

                                     SUMMARY COMPENSATION TABLE

====================================================================================================

                             Annual Compensation            Long-Term Compensation
                             -----------------------------  ----------------------------------------
                                                            Awards                 Pay-Outs
                                                            ---------------------- -----------------

                                                  Other                 Securities           All
                                                  Annual    Restricted  Under-               Other
Name and             Fiscal                       Compen-   Stock       lying      LTIP      Compen-
Principal            Year    Salary     Bonus     sation    Award(s)    Options/   Payouts   sation
Position             Ended   ($)        ($)       ($)       ($)         SARs (#)   ($)       ($)
====================================================================================================

BOGDAN                 2002  $  80,734  $ 50,000  $ 24,952  $ 196,148   2,482,011       -0-      -0-
MAGLICH                2001  $  20,140       -0-  $ 26,666  $  25,000         -0-       -0-      -0-
Chairman and           2000  $  11,430       -0-  $ 19,792  $  41,300         -0-       -0-      -0-
Chief Scientist (1)
====================================================================================================

BARRY                  2002        -0-       -0-       -0-        -0-         -0-       -0-      -0-
ALTER
Director , CEO
and President
====================================================================================================

SUZANNE                2002        -0-       -0-       -0-        -0-         -0-       -0-      -0-
WOOD                   2001        -0-       -0-       -0-        -0-         -0-       -0-      -0-
Former Director
and President
====================================================================================================

(1) Dr. Maglich served as Chairman and Chief Scientist of HiEnergy Microdevices during the three fiscal years covered. He was appointed Chairman and Chief Scientist of HiEnergy Technologies on April 25, 2002. The Other Annual Compensation amounts paid to Dr. Maglich consisted of the following personal expense reimbursements:

EXPENSE CATEGORY:      FISCAL YEAR ENDED 2002  FISCAL YEAR ENDED 2001  FISCAL YEAR ENDED 2000
---------------------  ----------------------  ----------------------  ----------------------
Auto Lease             $                6,705  $               15,745  $                8,454
Auto Insurance         $                1,438  $                2,017  $                1,267
Auto Expenses (other)  $                  500  $                  471  $                  150
Home Rent              $               13,750  $                6,500  $                6,925
Medical Insurance      $                2,559  $                1,933  $                2,996
TOTAL                  $               24,952  $               26,666  $               19,792

Dr. Maglich also received compensation in the form of shares of restricted common stock of HiEnergy Microdevices as follows: 196,149 shares with an estimated value of $196,149 during the fiscal year ended April 30, 2002; 35,000 shares with an estimated value of $25,000 during the fiscal year ended April 30, 2001; and 51,500 shares with an estimated value of $41,300 during the fiscal year ended April 30, 2000. These shares were subsequently converted by Dr. Maglich into shares of HiEnergy Technologies common stock through participation in the voluntary share exchange transaction with HiEnergy Technologies. In connection with the renegotiation of Dr. Maglich's employment agreement with

HiEnergy Microdevices, he received a signing bonus in the form of a $100,000 promissory note subject to HiEnergy Technologies meeting specific financing goals. Dr. Maglich received $50,000 as a signing bonus upon receipt by HiEnergy Technologies of $1,000,000 raised through equity financing during April, 2002.

STOCK  OPTION  GRANTS

The following table sets forth information with respect to options to purchase common stock granted to each of our Named Executive Officers during our most recent fiscal year ended April 30, 2002:

---------------------------------------------------------------------------------------
                 Number of     Percent of Total
                 Securities    Options/SARs       Exercise or Base
                 Underlying    Granted to         Price
                 Options/SARs  Employees in       ($/Share)
Name             Granted       Fiscal Year                            Expiration Date
---------------------------------------------------------------------------------------

BOGDAN              2,482,011               100%  $      0.134/share  November 30, 2008
MAGLICH
Chairman and
Chief Scientist
---------------------------------------------------------------------------------------

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our Named Executive Officers during the fiscal year ended April 30, 2002.

COMPENSATION  OF  DIRECTORS

To date, our directors have not been compensated for their service as directors. We plan to compensate our directors with stock options for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of HiEnergy Technologies.

HiEnergy Microdevices compensated its directors with shares of its common stock for their service as directors prior to the reverse takeover by HiEnergy Technologies. During the fiscal year ended April 30, 2002, the following HiEnergy Microdevices directors received shares of HiEnergy Microdevices common stock for their service as directors: Mr. Richard Alden received 3,500 shares with an estimated value of $3,500; Mr. Gregory Gilbert received 1,000 with an estimated value of $1,000; and Mr. Edward Finch received 1,000 shares with an estimated value of $1,000. These shares were subsequently converted by each of the directors into shares of HiEnergy Technologies common stock through participation in the voluntary share exchange transaction with HiEnergy Technologies.

EMPLOYMENT  CONTRACTS

In March 2002, HiEnergy Microdevices entered into an employment agreement with Dr. Maglich, its Chairman and Chief Scientist. On July 16, 2002, the employment agreement was assigned by HiEnergy Microdevices to HiEnergy Technologies pursuant to an Assignment and Assumption Agreement approved by the Boards of Directors of HiEnergy Technologies and HiEnergy Microdevices at meetings held on July 16, 2002 and executed by HiEnergy Microdevices, HiEnergy Technologies and Dr. Maglich. The material terms of the employment agreement are summarized in the footnotes to our Consolidated Financial Statements, Note 7, pages 42 to 43 herein.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  SHAREHOLDER  MATTERS
-----------------------------

To our knowledge, the following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of July 22, 2002 by:

     - each person known by us to beneficially own more than 5% of our common stock;
     -    each  of  our  executive  officers;
     -    each  of  our  directors;  and
     -    all  of  our  executive  officers  and  directors  as  a  group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o HiEnergy Technologies, Inc., 10 Mauchly Drive, Irvine, California 92618. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of July 10, 2002, but excludes shares of common stock underlying options held by any other person. The number of shares of our common stock outstanding as of July 22, 2002 was 22,613,098. Except as noted otherwise, the amounts reflected below are based upon information provided to us and in filings with the Securities and Exchange Commission.

                                                                            PERCENT OF
NAME OF BENEFICIAL OWNER                                 NUMBER OF SHARES   OUTSTANDING
-------------------------------------------------------  -----------------  ------------
Dr. Bogdan C. Maglich, Chairman of the Board and Chief
Scientist                                                   10,948,370 (1)        43.63%
-------------------------------------------------------  -----------------  ------------
Barry Alter, CEO, President, Treasurer and Director             1,542,500          5.90%
-------------------------------------------------------  -----------------  ------------
Michal Levy, Corporate Secretary and Vice President             99,410 (2)            *
-------------------------------------------------------  -----------------  ------------
Gregory F. Gilbert, Director                                            0             *
-------------------------------------------------------  -----------------  ------------
Richard F. Alden, Director                                     953,411 (3)         4.20%
-------------------------------------------------------  -----------------  ------------
Harb S. Al Zuhair, Director                                    828,422 (4)         3.66%
-------------------------------------------------------  -----------------  ------------
Edward R. Finch, Director                                      392,084 (5)         1.73%
-------------------------------------------------------  -----------------  ------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP
(7 Persons)                                                    14,764,197         58.34%
-------------------------------------------------------  -----------------  ------------

*  Indicates  less  than  one  percent  of  the  common  stock.

(1) Includes 1,236,735 shares owned by Advanced Projects Group, Inc., a Delaware corporation, of which Dr. Maglich is sole director and officer and a ten percent shareholder and 3,360,601 shares owned by Maglich Family Holdings, Inc., a Delaware corporation, of which Dr. Maglich is sole director and officer and a ten percent shareholder. Dr. Maglich disclaims beneficial ownership of the stock held by Maglich Family Holdings, Inc. and Advanced Projects Group, Inc. beyond his pecuniary interest. Also includes 2,482,011 shares of common stock issuable upon the exercise of currently exercisable stock options.

(2) Includes 89,410 shares of common stock issuable upon the exchange of 4,000 shares of HiEnergy Microdevices common stock held by Ms. Levy. The 4,000 shares of HiEnergy Microdevices common stock are subject to payment of a promissory note  in  the  amount  of  $3.50  per  share,  or  a  total  of  $14,000.

(3) Includes 2,236 shares of common stock held by Richmar Associates, a California general partnership, of which Mr. Alden is the Managing Partner. Also Includes 15,000 shares held by Rimar Investments, Inc., a California corporation, of which Mr. Alden is a director and shareholder. Mr. Alden disclaims beneficial ownership of the stock held by Richmar Associates and Rimar Investments beyond his pecuniary interest. Also includes 75,999 shares of common stock issuable upon the exchange of 3,400 shares of HiEnergy Microdevices common stock held by Mr. Alden. The 3,400 shares of HiEnergy Microdevices common stock are subject to payment of a promissory note in the amount of $3.50 per share, or a total of $11,900.

(4) Includes 17,882 shares of common stock issuable upon the exchange of 800 shares of HiEnergy Microdevices common stock held by Mr. Al Zuhair. The 800 shares of HiEnergy Microdevices common stock are subject to payment of a promissory note in the amount of $3.50 per share, or a total of $2,800.

(5) Includes 1,051 shares of common stock issuable upon the exchange of 47 shares of HiEnergy Microdevices common stock held by Mr. Finch. Does not include 354,510 shares of common stock held by Emma J. Adams Memorial Fund Inc., a non-profit charitable organization, of which Mr. Finch is President.

CHANGE  IN  CONTROL

We are not aware of any arrangement that would upset the control mechanisms currently in place over HiEnergy Technologies. Although it is conceivable that a third party could attempt a hostile takeover of HiEnergy Technologies, we have not received notice of any such effort.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table sets forth information as of April 30, 2002 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

     -    all compensation plans previously approved by security holders; and
     -    all compensation plans not previously approved by security holders.

-------------------------  ---------------------------  ---------------------------  --------------------------
                           (a)                          (b)                          (c)
-------------------------  ---------------------------  ---------------------------  --------------------------
Plan Category              Number of securities to be    Weighted-average exercise   Number of securities
                           issued upon exercise of       price of outstanding        remaining available for
                           outstanding options,          options, warrants and       future issuance under
                           warrants and rights           rights                      equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a))
-------------------------  ---------------------------  ---------------------------  --------------------------
Equity compensation plans
approved by security                                0                             0                          0
holders
-------------------------  ---------------------------  ---------------------------  --------------------------
Equity compensation plans
not approved by security                 2,482,011 (1)  $                     0.134                         (2)
holders
-------------------------  ---------------------------  ---------------------------  --------------------------
Total                                       2,482,011   $                     0.134                         (2)
-------------------------  ---------------------------  ---------------------------  --------------------------

(1) On April 24, 2002, the Board of Directors of HiEnergy Technologies approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 2,483,011 shares of HiEnergy Technologies common stock with an exercise price of $0.134 and a term that ends on November 30, 2008. The stock option was granted pursuant to the reverse takeover of HiEnergy Microdevices by SLW and Dr. Maglich's agreement to cancel a HiEnergy Microdevices' stock option to purchase 111,040 shares of HiEnergy Microdevices common stock with an exercise price of $3.00 and a term that would have ended on November 30, 2008. The number of shares and exercise price for the HiEnergy Technologies stock option was determined by using the same exchange rate as that used in the voluntary share exchange transaction, or 22.3524 shares of HiEnergy Technologies common stock for each share of HiEnergy Microdevices. The Board has recommended that the shareholders of HiEnergy Technologies ratify the grant of the stock option at the next annual meeting of shareholders.


(2) The employment agreement between Dr. Maglich and HiEnergy Technologies contemplates the issuance of the following stock options to Dr. Maglich annually through the term of the employment agreement, or until December 31, 2006: options to purchase one percent per year of HiEnergy Technologies' common stock issued and outstanding at the end of each year with an exercise price equal to the average trading price for the preceding thirty days and with terms of five years. In no case may the number of options granted in a given year be less than ten percent of the total number of options granted by HiEnergy Technologies for services in that year.

Other than outstanding options to purchase 2,482,011 shares of HiEnergy Technologies' common stock granted to Dr. Bogdan Maglich at an exercise price of $0.134 per share, HiEnergy Technologies had no other options or warrants outstanding or arrangements for the issuance of options or stock grants outstanding as of April 30, 2002.

On May 14, 2002, HiEnergy Technologies issued a warrant to Mr. Rheal Cote to purchase up to 150,000 shares at $1.00 per share with a term of three years from the date of grant. All 150,000 shares are immediately exercisable.

In July, 2002, HiEnergy Technologies executed a consulting agreement with Yeffet Security Consultant, Inc. The agreement contemplates the issuance of a qualified stock option to Isaac Yeffet, the principal of Yeffet Security Consultant, to purchase 1,000,000 shares of HiEnergy Technologies' common stock at an exercise price of $1.00 per share. One half of the shares are exercisable immediately and the other half are exercisable beginning one year after our Minisenzor product is operational and ready to be shown for approval to appropriate authorities. The Board has recommended that the shareholders of HiEnergy Technologies ratify the grant of the stock option at the next annual meeting of shareholders.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

It is our current policy that all transactions with officers, directors, 5% shareholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to HiEnergy Technologies than could be obtained from unaffiliated parties and are reasonably expected to benefit HiEnergy Technologies.

LOANS  FROM  EXECUTIVE  OFFICERS  AND  DIRECTORS

During the fiscal years ended April 30, 2002 and 2001, HiEnergy Microdevices incurred the following material notes payable to current and former officers and directors:

     - HiEnergy Microdevices has unsecured notes totaling $59,083 payable to Dr. Maglich for past due employment compensation with interest payable at 6% per annum, maturing in December 2002. Subsequent to April 30, 2002, the notes were paid in full.

     - HiEnergy Technologies has an unsecured note totaling $100,000 payable to Dr. Maglich as a signing bonus pursuant to his employment agreement. The amount is non-interest-bearing, $50,000 payable upon receipt of $1,000,000 or more from any source, and $50,000 payable upon revenue in excess of $500,000 or $1,000,000 of additional funds from any source. Subsequent to April 30, 2002, $50,000 was paid to Dr. Maglich by HiEnergy Technologies.

     - During March, 2002, Mr. Barry Alter, a director and officer of HiEnergy Technologies, made a non-interest-bearing loan to HiEnergy Microdevices of $50,000. Subsequent to April 30, 2002, the note was paid in full.

     - During March and April, 2002, Mr. Rheal Cote, a former director of HiEnergy Technologies, made several non-interest-bearing loans to HiEnergy Microdevices totaling $150,000. Subsequent to April 30, 2002, the notes were paid in full. In consideration for paying the notes late, in May, 2002, we issued to Mr. Cote, upon approval by the Board, a warrant to purchase 150,000 shares of our common stock at a conversion price of $1.00 with a three year term.

     - HiEnergy Microdevices has a secured note totaling $10,400 payable to Mr. Edward Finch, a director of HiEnergy Technologies, interest payable at 8% per annum, and due in July 2001. The note is secured by the patent applications for Europe, Canada, and Japan. The holder of the note has the option to convert the principal and interest into shares of common stock. As of April 30, 2002, the note was in default.

     - HiEnergy Microdevices had a secured note totaling $5,000 payable to Mr. Gregory Gilbert, a director of HiEnergy Technologies, with interest payable at 8% per annum, and due in July 2001. Subsequent to April 30, 2002, the note was paid in full.

     - HiEnergy Microdevices had an unsecured note totaling $5,000 payable to Hamilton-Clarke, a corporation of which Mr. Gilbert is a shareholder, director and officer. Subsequent to April 30, 2002, the note was paid in full.

     - In July, 2002, we issued 11,218 shares of common stock to Mr. Harb Al Zuhair, a director of HiEnergy Technologies, valued at $1.00 per share to retire the principal and interest owing to Mr. Al Zuhair on two notes payable in the amounts of $5,780 and $5,438, respectively. The notes are considered paid in full.

     - In July, 2002, we issued 11,678 shares of common stock to Mr. Richard Alden valued at $1.00 per share to retire the principal and interest owing to Mr. Alden on a note payable totaling $11,678. The note is considered paid in full. In July, 2002, we issued 15,000 shares of common stock to Rimar Investments, Inc., a California corporation, valued at $1.00 per share to retire the principal and interest owing to Rimar Investments, Inc. on a note payable totaling $15,000. The note is considered paid in full. Mr. Alden is one of three shareholders and directors of Rimar Investments, Inc.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
--------------------------------------------------------------------------------

2.1* Voluntary Share Exchange Agreement by and between HiEnergy Technologies, Inc. and HiEnergy Microdevices, Inc. dated March

3.1**          Articles  of  Incorporation  filed  on  March  20,  2000

3.2 Articles of Amendment (Changing the name of the corporation) filed on April 30, 2002

3.3            Amended  and  Restated  Bylaws

4.1*           Specimen  Common Stock Certificate of HiEnergy Technologies, Inc.

4.2*           Form  of  Registration  Rights  Agreement

4.3*           Form  of  Amendment  No.  1  to  Registration  Rights  Agreement

4.4 Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002

10.1**         Vitamineralherb.com  License  Agreement

10.2**         Assignment  of  Vitamineralherb.com  License  Agreement

10.3 Lease Agreement between HiEnergy Microdevices, Inc. and TESLAco dated December 13, 1996

10.4           Award  Contract  between HiEnergy Microdevices, Inc. and the U.S.
               Department  of  Defense  dated  February  12,  2002

10.5           Employment  Agreement between HiEnergy Microdevices, Inc. and Dr.
               Bogdan  C.  Maglich  dated  March  6,  2002

10.6 Assignment and Assumption of Employment Agreement between HiEnergy Technologies, Inc., HiEnergy Microdevices, Inc. and Dr.

10.7 Stock Option Agreement between Dr. Bogdan C. Maglich and HiEnergy Technologies, Inc. effective April 24, 2002

10.8 Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy Technologies, Inc. dated July 12, 2002

21.1           List  of  Subsidiaries


* Filed on May 10, 2002 as an exhibit to HiEnergy Technologies' report on Form 8-K dated April 25, 2002 and incorporated herein by reference.

** Filed on June 2, 2000 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-38536) and incorporated herein by reference.

REPORTS  ON  FORM  8-K

On May 10, 2002, we filed a report on Form 8-K dated April 25, 2002. The report contained an Item 1 disclosure regarding a change in control of SLW Enterprises, an Item 2 disclosure regarding the acquisition of HiEnergy Microdevices by SLW Enterprises, an Item 4 disclosure regarding a change in SLW Enterprises' principal accountants and Item 5 disclosures regarding an initial closing of the private placement offering and the change in SLW Enterprises' name and principal executive offices. On June 12, 2002, we filed a report on Form 8-K/A dated April 25, 2002, revising the Item 4 disclosure. On July 3, 2002, we filed a report on Form 8-K/A dated April 25, 2002, which contained an Item 7 disclosure consisting of HiEnergy Microdevices' audited consolidated financial statements for the fiscal years ended April 30, 2002 and 2001 and the period from August 21, 1995 (inception of HiEnergy Microdevices) through April 30, 2002.

On April 9, 2002, we filed a report on Form 8-K dated March 22, 2002. The report contained Item 5 disclosures regarding execution by SLW Enterprises and HiEnergy Microdevices of the Voluntary Share Exchange Agreement and approval by the Board of Directors of SLW Enterprises of the increase in the maximum number of shares sold through the private placement offering.

On March 7, 2002, we filed a report on Form 8-K dated February 20, 2002. The report contained an Item 1 disclosure regarding a change in control of SLW Enterprises and Item 5 disclosures regarding a forward stock split and the commencement of a private placement offering by SLW Enterprises.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HIENERGY TECHNOLOGIES, INC.



                    By:  /s/  Barry Alter
                       ------------------------------
                       Barry  Alter
                       CEO, President  and  Director

                    Date:  July 26/02
                         ----------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                By:   /s/  Dr. Bogdan C. Maglich              Date: 7/26/02
                   ------------------------------                  -------------
                   Dr. Bogdan C. Maglich
                   Chairman of the Board and Chief Scientist



                By:  /s/  Barry  Alter                        Date: July 26/02
                   ------------------------------                  -------------
                   Barry  Alter
                   CEO, President, Treasurer and Director



                By:  /s/  Harb S. Al Zuhair                  Date: 27 July 2002
                   ------------------------------                  -------------
                   Harb  S.  Al  Zuhair
                   Director



                By:   /s/  Edward R. Finch                    Date: 07/26/02
                   ------------------------------                  -------------
                   Edward  R.  Finch
                   Director

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
--------------------------------------------------------------------------------

2.1* Voluntary Share Exchange Agreement by and between HiEnergy Technologies, Inc. and HiEnergy Microdevices, Inc. dated March

3.1**          Articles  of  Incorporation  filed  on  March  20,  2000

3.2 Articles of Amendment (Changing the name of the corporation) filed on April 30, 2002

3.3            Amended  and  Restated  Bylaws

4.1*           Specimen  Common Stock Certificate of HiEnergy Technologies, Inc.

4.2*           Form  of  Registration  Rights  Agreement

4.3*           Form  of  Amendment  No.  1  to  Registration  Rights  Agreement

4.4 Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002

10.1**         Vitamineralherb.com  License  Agreement

10.2**         Assignment  of  Vitamineralherb.com  License  Agreement

10.3 Lease Agreement between HiEnergy Microdevices, Inc. and TESLAco dated December 13, 1996

10.4           Award  Contract  between HiEnergy Microdevices, Inc. and the U.S.
               Department  of  Defense  dated  February  12,  2002

10.5           Employment  Agreement between HiEnergy Microdevices, Inc. and Dr.
               Bogdan  C.  Maglich  dated  March  6,  2002

10.6 Assignment and Assumption of Employment Agreement between HiEnergy Technologies, Inc., HiEnergy Microdevices, Inc. and Dr.

10.7 Stock Option Agreement between Dr. Bogdan C. Maglich and HiEnergy Technologies, Inc. effective April 24, 2002

10.8 Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy Technologies, Inc. dated July 12, 2002

21.1           List  of  Subsidiaries

* Filed on May 10, 2002 as an exhibit to HiEnergy Technologies' report on Form 8-K dated April 25, 2002 and incorporated herein by reference.

** Filed on June 2, 2000 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-38536) and incorporated herein by reference.