Form 10QSB
period 2002-07-31
HIENERGY TECHNOLOGIES INC
filed 2002-09-20
CIK 1112424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         July 31, 2002
                                              ---------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________ to __________

     Commission file number:       0 - 32093
                                ---------------


                             HIENERGY TECHNOLOGIES, INC.
                             ---------------------------
        (Exact name of small business issuer as specified in its charter)

                   Washington                         91-2022980
             ------------------------         --------------------------
        State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization


                   10 Mauchly Drive, Irvine, California 92618
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 727-3389
                          ---------------------------
                          (Issuer's telephone number)


      ------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes{X] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 9, 2002, the issuer had 22,613,098 shares of Common Stock, par value $0.0001 per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes[X]   No [ ]

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-KSB
                       FOR THE QUARTER ENDED JULY 31, 2002


PART I - FINANCIAL INFORMATION                                                              PAGE

Item 1   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

         Consolidated Balance Sheets as of April 30, 2002 and July 31, 2002 (unaudited)

         Consolidated Statements of Operations for the three months ended July 31, 2002 and 2001 (unaudited) and for the Period from August 21, 1995 (Inception) to
          July 31, 2002 (unaudited)

         Consolidated Statements of Shareholders' Equity for the Period from August 21,
          1995 (Inception) to July 31, 2002 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended July 31, 2002 and
          2001 (unaudited) and for the Period from August 21, 1995 (Inception) to
          July 31, 2002 (unaudited)

         Notes to the Consolidated Financial Statements (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

PART II - OTHER INFORMATION

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

Item 2   Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . .     29

Item 3   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .     30

Item 5   Other Information    . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

Item 6   Exhibits and Reports on Form 8-K     . . . . . . . . . . . . . . . . . . . .     31

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                    CONSOLIDATED BALANCE SHEETS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                      ASSETS
                                                           July 31,     April 30,
                                                             2002          2002
                                                         ------------  ------------
                                                          (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                              $   439,575   $ 1,078,136
  Accounts receivable                                         29,166        29,166
  Other current assets                                        77,025         7,500
                                                         ------------  ------------

    Total current assets                                     545,766     1,114,802

PROPERTY AND EQUIPMENT, net                                  394,456       114,568
                                                         ------------  ------------

        TOTAL ASSETS                                     $   940,222   $ 1,229,370
                                                         ============  ============


   The accompanying notes are an integral part of these financial statements.
                                        1


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                    CONSOLIDATED BALANCE SHEETS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                            July 31,     April 30,
                                                             2002          2002
                                                         ------------  ------------
                                                          (unaudited)
CURRENT LIABILITIES
  Accounts payable                                       $   489,545   $   209,895
  Accrued expenses                                            38,745       151,567
  Accrued payroll and payroll taxes                          350,000       350,000
  Accrued interest                                            28,277        29,767
  Notes payable - related parties                            312,608       621,691
  Convertible notes payable - related parties                 10,400        35,400
                                                         ------------  ------------

    Total current liabilities                              1,229,575     1,398,320
                                                         ------------  ------------

MINORITY INTEREST, 20,540 (unaudited) and 20,540
  shares issued and outstanding                               18,923        18,923
                                                         ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value
    20,000,000 shares authorized
    0 (unaudited) and 0 issued and outstanding                     -             -
  Common stock, $0.0001 par value
    100,000,000 shares authorized
    22,613,098 (unaudited) and 22,075,200 shares
      issued and outstanding                                   2,262         2,208
  Additional paid-in capital                               4,057,042     2,534,483
  Committed shares, 45,759 outstanding                         7,164             -
  Deferred compensation                                     (739,868)            -
  Deficit accumulated during the development stage        (3,634,876)   (2,724,564)
                                                         ------------  ------------

        Total shareholders' deficit                         (308,276)     (187,873)
                                                         ------------  ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $   940,222   $ 1,229,370
                                                         ============  ============

   The accompanying notes are an integral part of these financial statements.
                                        2

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended July 31, 2002 and 2001 (unaudited) and for the Period from August 21, 1995 (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                  For the
                                                                Period from
                                                                 August 21,
                                     For the Three Months Ended     1995
                                              July 31,         (Inception) to
                                    --------------------------     July 31,
                                        2002          2001          2002
                                    ------------  ------------  ------------
                                    (unaudited)    (unaudited)   (unaudited)
CONTRACT REVENUES                   $         -   $    91,000   $   325,916

OPERATING EXPENSES
  General and administration           (721,740)     (135,172)   (3,731,182)
                                    ------------  ------------  ------------

LOSS FROM OPERATIONS                   (721,740)      (44,172)   (3,405,266)
                                    ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                         2,158             -         2,158
  Interest expense                       (3,020)       (2,549)      (33,075)
  Financing expense                    (223,710)            -      (223,710)
  Forgiveness of accounts payable        36,000             -        36,000
                                    ------------  ------------  ------------

    Total other income (expense)       (188,572)       (2,549)     (218,627)
                                    ------------  ------------  ------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                         (910,312)      (46,721)   (3,623,893)

PROVISION FOR INCOME TAXES                    -             -        10,983
                                    ------------  ------------  ------------

NET LOSS                            $  (910,312)  $   (46,721)  $(3,634,876)
                                    ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE    $     (0.04)  $         -   $     (0.31)
                                    ============  ============  ============

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                        22,591,996    15,443,920    11,781,869
                                    ============  ============  ============

   The accompanying notes are an integral part of these financial statements.
                                        3

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from August 21, 1995  (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------


                                                                                              Deficit
                                                                                            Accumulated
                                     Common Stock        Additional                          during the
                               -----------------------    Paid-in  Committed   Deferred     Development
                                 Shares       Amount     Capital    Shares   Compensation      Stage        Total
                               -----------  ----------  ---------  --------  -------------  ------------  ----------
BALANCE, AUGUST 21, 1995
 (INCEPTION)                            -   $       -   $      -   $      -   $        -      $       -    $     -
RECAPITALIZATION UPON REVERSE
  MERGER                        6,470,000         648       (634)                                               14
ISSUANCE OF COMMON STOCK
  FOR SERVICES                    734,771          73      8,157                                             8,230
NET LOSS                                                                                       (39,387)    (39,387)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------


BALANCE, APRIL 30, 1996         7,204,771         721      7,523          -              -      (39,387)    (31,143)
ISSUANCE OF COMMON STOCK
  FOR SERVICES                      3,219           -         36                                                 36
NET LOSS                                                                                       (110,004)   (110,004)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------


BALANCE, APRIL 30, 1997         7,207,990         721      7,559          -              -     (149,391)   (141,111)
ISSUANCE OF COMMON STOCK
  FOR CASH                        596,589          60    144,492                                            144,552
ISSUANCE OF COMMON STOCK
  FOR SERVICES                  1,451,928         145     16,905                                             17,050
NET LOSS                                                                                       (293,019)   (293,019)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------

   The accompanying notes are an integral part of these financial statements.
                                        4

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from August 21, 1995  (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                     Common Stock        Additional                          during the
                               -----------------------    Paid-in  Committed   Deferred     Development
                                 Shares       Amount     Capital    Shares   Compensation      Stage        Total
                               -----------  ----------  ---------  --------  -------------  ------------  ----------

BALANCE, APRIL 30, 1998         9,256,507   $     926   $168,956   $      -  $           -  $  (442,410)  $(272,528)
ISSUANCE OF COMMON STOCK
  FOR CASH                        264,852          26    151,204                                            151,230
ISSUANCE OF COMMON STOCK
  FOR SERVICES                  2,167,620         217     49,542                                             49,759
NET LOSS                                                                                       (272,426)   (272,426)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------


BALANCE, APRIL 30, 1999        11,688,979       1,169    369,702          -              -     (714,836)   (343,965)
ISSUANCE OF COMMON STOCK
  FOR CASH                        638,548          64    295,582                                            295,646
ISSUANCE OF COMMON STOCK
  FOR SERVICES                  1,914,570         191     85,046                                             85,237
NET LOSS                                                                                       (332,131)   (332,131)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------


BALANCE, APRIL 30, 2000        14,242,097       1,424    750,330          -              -   (1,046,967)   (295,213)
ISSUANCE OF COMMON STOCK
  FOR CASH                        465,437          47    109,683                                            109,730
ISSUANCE OF COMMON STOCK
  FOR SERVICES                    371,035          37     36,431                                             36,468
NET LOSS                                                                                       (288,067)   (288,067)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------

   The accompanying notes are an integral part of these financial statements.
                                        5

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from August 21, 1995  (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                     Common Stock        Additional                          during the
                               -----------------------    Paid-in  Committed   Deferred     Development
                                 Shares       Amount     Capital    Shares   Compensation      Stage        Total
                               -----------  ----------  ---------  --------  -------------  ------------  ----------



BALANCE, APRIL 30, 2001       15,078,569      $  1,508     $896,444  $   -    $         -   $(1,335,034)  $(437,082)
ISSUANCE OF COMMON STOCK
  FOR CASH                       712,071            71      181,498                                          181,569
ISSUANCE OF COMMON STOCK
  FOR SERVICES                 5,059,560           506      231,664                                          232,170
PRIVATE PLACEMENT              1,225,000           123    1,224,877                                        1,225,000
NET LOSS                                                                                     (1,389,530)  (1,389,530)
                               -----------  ----------  ---------  --------  -------------  ------------  ----------

BALANCE, APRIL 30, 2002       22,075,200         2,208    2,534,483       -             -    (2,724,564)   (187,873)
PRIVATE PLACEMENT
  (unaudited)                    500,000            50      499,950                                          500,000
CONVERSION OF NOTES
  PAYABLE TO COMMON
  STOCK (unaudited)               37,898             4       37,892                                           37,896
FINANCING EXPENSE IN
  CONNECTION WITH
  ISSUANCE OF WARRANTS
  (unaudited)                                               223,710                                          223,710


   The accompanying notes are an integral part of these financial statements.
                                        6

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from August 21, 1995  (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                     Common Stock        Additional                          during the
                               -----------------------    Paid-in  Committed   Deferred     Development
                                 Shares       Amount     Capital    Shares   Compensation      Stage        Total
                               -----------  ----------  ---------  --------  -------------  ------------  ----------



DEFERRED COMPENSATION
  IN CONNECTION WITH
  ISSUANCE OF STOCK
  OPTIONS TO CONSULTANT
  (unaudited)                                          $ 761,007              $(761,007)                 $        -
AMORTIZATION OF DEFERRED
  COMPENSATION (unaudited)                                                       21,139                      21,139
EXERCISE OF STOCK OPTIONS
  IN SUBSIDIARY (unaudited)                                          $ 7,164                                  7,164
NET LOSS (unaudited)                                                                        $  (910,312)   (910,312)
                               -----------  ----------  ----------  ---------  -----------  ------------  ----------

BALANCE, JULY 31, 2002
  (UNAUDITED)                  22,613,098   $    2,262  $4,057,042  $  7,164   $(739,868)   $(3,634,876)  $(308,276)
                               ===========  ==========  ==========  ========== ===========  ============  ==========

   The accompanying notes are an integral part of these financial statements.
                                        7

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended July 31, 2002 and 2001 (unaudited) and for the Period from August 21, 1995 (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------


                                                                          August 21,
                                              For the Three Months Ended    1995
                                                      July 31,          (Inception) to
                                             --------------------------    July 31,
                                                 2002          2001         2002
                                             ------------  ------------  ------------
                                             (unaudited)   (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $  (910,312)  $   (46,721)  $(3,634,876)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation                                14,112         1,133        21,544
      Compensation expense relating to
        issuance of common stock in
        exchange for services rendered                 -        22,930       428,950
      Compensation expense relating to
        issuance of common stock in
        exchange for services rendered
        to minority shareholders                       -             -        18,923
      Additional compensation to officer               -             -        42,171
      Amortization of deferred compensation       21,139             -        21,139
      Financing expense                          223,710             -       223,710
      Forgiveness of accounts payable             36,000             -        36,000
      (Increase) decrease in
        Accounts receivable                            -             -       (29,166)
        Other current assets                     (69,525)            -       (77,025)
      Increase (decrease) in
        Accounts payable                         243,650        12,874       453,547
        Accrued expenses                        (112,822)       (5,251)       38,761
        Accrued payroll and payroll taxes              -        10,000       350,000
        Accrued interest                           1,406         2,549        31,173
                                             ------------  ------------  ------------

Net cash used in operating activities           (552,642)       (2,486)   (2,075,149)
                                             ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment            (294,000)      (42,128)     (416,000)
                                             ------------  ------------  ------------

Net cash used in investing activities           (294,000)      (42,128)     (416,000)
                                             ------------  ------------  ------------
   The accompanying notes are an integral part of these financial statements.
                                        8

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended July 31, 2002 and 2001 (unaudited) and for the Period from August 21, 1995 (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                          August 21,
                                              For the Three Months Ended    1995
                                                      July 31,          (Inception) to
                                             --------------------------    July 31,
                                                 2002          2001         2002
                                             ------------  ------------  ------------
                                             (unaudited)   (unaudited)   (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock in private placement               $   500,000   $         -   $ 1,725,000
  Proceeds from issuance of common
    stock                                              -        30,000       882,723
  Exercise of stock options in subsidiary          7,164             -         7,164
  Proceeds from notes payable -
    related parties                                    -        40,000       579,520
  Payments on notes payable -
    related parties                             (279,803)       (6,513)     (279,803)
  Proceeds from convertible notes
    payable - related parties                          -             -        55,400
  Payments on convertible notes
    payable - related parties                    (19,280)       (9,280)      (39,280)
                                             ------------  ------------  ------------

Net cash provided by financing activities        208,081        54,207     2,930,724
                                             ------------  ------------  ------------

Net increase (decrease) in cash and
  cash equivalents                              (638,561)        9,593       439,575

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          1,078,136         3,521             -
                                             ------------  ------------  ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                              $   439,575   $    13,114   $   439,575
                                             ============  ============  ============

   The accompanying notes are an integral part of these financial statements.
                                        9

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended July 31, 2002 and 2001 (unaudited) and for the Period from August 21, 1995 (Inception) to July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                          August 21,
                                              For the Three Months Ended    1995
                                                      July 31,          (Inception) to
                                             --------------------------    July 31,
                                                 2002          2001         2002
                                             ------------  ------------  ------------
                                             (unaudited)   (unaudited)   (unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

    INTEREST PAID                            $         -   $         -   $         -
                                             ============  ============  ============

    INCOME TAXES PAID                        $         -   $         -   $    10,983
                                             ============  ============  ============


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  FINANCING  ACTIVITIES
During the three months ended July 31, 2002, the Company converted $37,896 (unaudited) of notes payable, including principal and interest, into 37,898 shares (unaudited) of common stock.





   The accompanying notes are an integral part of these financial statements.
                                        10

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. The interim financial data is unaudited; however, in the opinion of HiEnergy's management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the three months ended July 31, 2002 and 2001, the Company incurred net losses of $910,312 (unaudited) and $46,721 (unaudited), respectively, and it had negative cash flows from operations of $552,642 (unaudited) and $2,486 (unaudited), respectively. In addition, the Company had an accumulated deficit of $3,634,876 (unaudited) and was in the development stage as of July 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of July 31, 2002 through a private placement, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of HiEnergy and its wholly owned subsidiaries, Microdevices and VWO II, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Cash  and  Cash  Equivalents
----------------------------
The Company maintains its cash deposits at several banks located throughout California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2002 and July 31, 2002, uninsured portions of the balances at those banks aggregated to $1,125,206 and $371,189 (unaudited), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts  Receivable
--------------------
Accounts receivable at April 30, 2002 and July 31, 2002 consisted of an amount due from a governmental contract.

Property  and  Equipment
------------------------
Property and equipment are recorded at cost and are depreciated using the straight-line method over an estimated useful life of five years.

Patents
-------
The Company has filed several patent applications within and outside the United States. The outcome is indeterminable.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments
---------------------------------------
For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable - related parties and convertible notes payable - related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Stock-Based  Compensation
-------------------------
The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Estimates
---------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently  Issued  Accounting  Pronouncement
-------------------------------------------
In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment at April 30, 2002 and July 31, 2002 consisted of the following:

                                        July  31,       April  30,
                                           2002           2002
                                      ------------     -----------
                                       (unaudited)

     Micro  sensor                    $     53,115     $    42,127
     Laboratory  equipment                 277,508          -
     Web  site  development                 14,400          14,400
     Computer  equipment                    12,977           7,473
     Neutron  generator                     58,000          58,000
                                      ------------     ------------

                                          416,000          122,000
     Less  accumulated  depreciation       21,544            7,432
                                      ------------     ------------


          TOTAL                       $   394,456      $   114,568
                                      ============     ============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE  4  -  PROPERTY  AND  EQUIPMENT  (CONTINUED)

Depreciation expense for the three months ended July 31, 2002 and 2001 and the period from August 21, 1995 (inception) to July 31, 2002 was $14,112
(unaudited),  $1,133  (unaudited),  and  $21,544  (unaudited),  respectively.


NOTE  5  -  NOTES  PAYABLE  -  RELATED  PARTIES

Notes payable - related parties at April 30, 2002 and July 31, 2002 consisted of the following:


                                                                      July  31,      April  30,
                                                                         2002           2002
                                                                      ----------     ----------
                                                                     (unaudited)
     Unsecured  notes  to  a  majority  shareholder/officer/
          director  of  the  Company,  interest  payable  at  6%
          per  annum,  maturing  in  December  2002.  During
          the  three  months  ended  July  31,  2002,  the  notes
          were  paid  in  full  (unaudited).                            $     -     $     59,083

     Unsecured  note  to  a  majority  shareholder/officer/
          director  of  the  Company  as  a  signing  bonus.
          Amount  is  non-interest-bearing,  $50,000
          payable  upon  receipt  of  $1,000,000  or  more
          from  any  source,  and  $50,000  payable  upon
          revenue  in  excess  of  $500,000  or  $1,000,000
          of  additional  funds  from  any  source.  During
          the  three  months  ended  July  31,  2002,  $50,000
          (unaudited)  was  repaid.                                       50,000         100,000

     Unsecured  notes  to  a  shareholder  of  the  Company,
          interest  payable  at  10.5%  per  annum,  or  15%
          per  annum  if  in  default,  and  due  in  November
          1997.  As  of  July  31,  2002,  the  notes  were  in
          default  (unaudited).                                           40,000          40,000

     Unsecured  notes  to  a  prior  officer  of  the  Company, interest  payable  at  6%  per  annum,  and  payable
          in  February  and  March  2002.  The  Company  is
          currently  in  litigation  regarding  these  amounts.
          As  of  July  31,  2002,  these  notes  were  in  default
          (unaudited).                                                    27,608          27,608

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE  5  -  NOTES  PAYABLE  -  RELATED  PARTIES  (CONTINUED)
                                                                       July  31,        April  30,
                                                                         2002             2002
                                                                       ----------       ----------
                                                                       (unaudited)
     Secured  note  to  an  officer/director  of  the  Company, non-interest-bearing,  and  due  in  March  2002.
          The  note  is  secured  by  7,857  shares  of
          common  stock.  As  of  April  30,  2002,  the  note
          was  in  default.  During  the  three  months  ended
          July  31,  2002,  the  note  was  paid  in  full
          (unaudited).                                                   $     -        $   50,000

     Secured  notes  to  a  shareholder/prior  officer  and
          director  of  the  Company,  non-interest-bearing,
          and  due  in  March  2002.  The  notes  are  secured
          by  23,571  shares  of  common  stock.  As  of  April
          30,  2002,  the  notes  were  in  default.  During  the
          three  months  ended  July  31,  2002,  the  notes  were
          paid  in  full.  In  addition,  since  the  notes  were  in default  and  the  principal  balance  of  $150,000
          was  paid  late,  the  Company  granted  the  holder
          of  the  notes  a  warrant  to  purchase  150,000
          shares  of  common  stock  (unaudited).                               -         150,000

     Unsecured  amount  to  a  prior  officer  of  the  Company as  severance,  non-interest-bearing,  and  payable
          upon  demand.  The  Company  is  currently  in
          litigation  regarding  this  amount.  As  of  July  31,
          2002,  this  amount  was  in  default  (unaudited).             150,000         150,000

     Unsecured  notes  to  an  unrelated  party,  non-interest-
          bearing,  and  payable  upon  demand.                            45,000          45,000
                                                                       ----------       ----------


                                                                          312,608         621,691
     Less  current  portion                                               312,608         621,691
                                                                       ----------       ----------


               LONG-TERM  PORTION                                      $        -       $       -
                                                                       ==========       ==========

                                       17

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES

Convertible notes payable - related parties at April 30, 2002 and July 31, 2002 consisted of the following:


                                                                       July  31,        April  30,
                                                                         2002             2002
                                                                       ----------       ----------
                                                                       (unaudited)
     Secured  note  to  a  shareholder/director  of  the
          Company,  interest  payable  at  8%  per  annum,
          and  due  in  July  2001.  The  note  is  secured
          by  the  patent  application  for  Europe,  Canada,
          and  Japan.   The  holder  of  the  note  has  the
          option  to  convert  the  principal  and  interest  into
          shares  of  common  stock.  During  the  three
          months  ended  July  31,  2002,  this  note  plus
          accrued  interest  of  $780  was  converted  into
          5,780  shares of common stock (unaudited).                   $       -        $   5,000

     Secured  notes  to  a  shareholder/director  of  the
          Company,  interest  payable  at  8%  per  annum,
          $5,000  due  in  July  2001,  and  $5,400  due  in
          July  2002.  The  notes  are  secured  by  the
          patent  application  for  Europe,  Canada,  and
          Japan.   The  holder  of  the  notes  has  the  option
          to  convert  the  principal  and  interest  into  shares
          of  common  stock.  As  of  July  31,  2002,  the
          notes  were  in  default  (unaudited).                          10,400           10,400

     Secured  note  to  a  shareholder/director  of  the
          Company,  interest  payable  at  8%  per  annum,
          and  due  in  July  2001.  The  note  is  secured  by
          the  patent  application  for  Europe,  Canada,  and
          Japan.   The  holder  of  the  note  has  the  option
          to  convert  the  principal  and  interest  into  shares
          of  common  stock.  During  the  three  months  ended
          July  31,  2002,  this  note  plus  accrued  interest  of
          $1,678  was  converted  into  11,678  shares  of
          common  stock  (unaudited).                                          -          10,000

                                       18

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES (CONTINUED)


                                                                       July  31,        April  30,
                                                                         2002             2002
                                                                       ----------       ----------
                                                                       (unaudited)
     Secured  note  to  a  shareholder/director/prior  officer
          of  the  Company,  interest  payable  at  8%  per
          annum,  and  due  in  July  2001.  The  note  is
          secured  by  the  patent  application  for  Europe,
          Canada,  and  Japan.   The  holder  of  the  note
          has  the  option  to  convert  the  principal  and
          interest  into  shares  of  common  stock.  During
          the  three  months  ended  July  31,  2002,  the
          notes  were  paid  in  full  (unaudited).                      $     -          $  5,000

     Unsecured  note  to  a  shareholder/director/prior
          officer  of  the  Company,  interest  payable  at
          7%  per  annum,  and  due  in  January  2002.  The
          holder  of  the  note  has  the  option  to  convert
          the  principal  and  interest  into  shares  of  common
          stock.  During  the  three  months  ended  July  31,
          2002,  the  notes  were  paid  in  full  (unaudited).                 -            5,000
                                                                         ----------       ----------

                                                                           10,400           35,400
     Less  current  portion                                                10,400           35,400
                                                                         ----------       ----------

               LONG-TERM  PORTION                                        $      -          $     -
                                                                         ==========       ==========

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Employment  Agreement
---------------------
In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

-    The  Company  must  pay  a  signing  bonus  of  $100,000,  of which $50,000
     (unaudited)  was  paid  during  the  three  months  ended  July  31,  2002.

- The Company must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Employment  Agreement  (Continued)
---------------------

- The Company granted 2,482,011 stock options at an exercise price of $0.134, vesting immediately, and which are exercisable from time to time within the period ending November 30, 2008.

- The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year.

- The Company will provide its Chief Scientist/Chairman of the Board a car, pay his and his family's health insurance, provide life and disability insurance and will reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal tax liabilities arising up to $75,000. During the three months ended July 31, 2002, the Company paid $17,500 (unaudited) for an automobile deposit on behalf of its Chief Scientist/Chairman of the Board.

-     The  Company  must  pay  a  base  salary  payable  in  cash  as  follows:
-     January  1,  2002  to  December  31,  2002          $125,000  per  year
-     January  1,  2003  to  December  31,  2003          $137,500  per  year
-     January 1, 2004 to December 31, 2004                $151,250 per year
-     January 1, 2005 to December 31, 2005                $166,375 per year
-     January 1, 2006 to December 31, 2006                $283,013 per year

- If the agreement is terminated by the Company without cause, the Company shall pay its Chief/Scientist/Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

Consulting  Agreement  (unaudited)
---------------------
In July 2002, the Company entered into a three-year consulting agreement, whereby the consultant will assist the Company with business development, product and corporate image advertising, and access to government grants and purchases. The Company will pay the consultant $20,000 per month, plus 5% of any gross revenues collected in cash from government grants or business and other third-party business that the consultant produces for the Company. Furthermore, the consultant was granted options to purchase 1,000,000 shares of common stock. Of these options, 500,000 vested immediately, and the remaining 500,000 vest one year after the Company's Minisenzor product is operational and ready to be shown. The stock options have an exercise price of $1 per share and are exercisable for six years from the date of grant.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Consulting  Agreement  (unaudited)  (Continued)
---------------------
The Company recorded deferred compensation of $761,007 related to the vested options, which will be amortized over three years, which represents the term of the consulting agreement. During the three months ended July 31, 2002, $21,139 was expensed and is included in general and administration expenses on the accompanying statement of operations.

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

Minority  Shareholders
----------------------
Microdevices has 20,540 minority shares issued and outstanding. The Company has agreed that in the event of any merger or other consolidation of Microdevices with HiEnergy, each remaining Microdevices shareholder will receive the greater of the market value of his/her Microdevices shares or shares in the Company on the same terms as the voluntary share exchange. If all minority shareholders convert, the Company will be required to issue 459,222 additional shares of common stock to the minority shareholders.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

During the three months ended July 31, 2002, 2,047 (unaudited) of the above stock options were exercised via a cash payment of $7,164 (unaudited), or $3.50 per share. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,755 (unaudited) shares of common stock.


NOTE  8  -  SHAREHOLDERS'  DEFICIT

Common  Stock  Issued  for  Cash  (unaudited)
--------------------------------
During the three months ended July 31, 2002 and 2001 and the period from August 21, 1995 (inception) to July 31, 2002, the Company issued 0, 53,650, and 2,677,497, shares, respectively, of common stock in exchange for cash of $0, $30,000, and $882,727, respectively.

Common  Stock  Issued  for  Services  Rendered  (unaudited)
----------------------------------------------
During the three months ended July 31, 2002 and 2001 and the period from August 21, 1995 (inception) to July 31, 2002, the Company issued 0, 512,582, and 11,702,703 shares, respectively, of common stock in exchange for services rendered valued at the fair market value of the stock given of $0, $22,930, and $428,950, respectively.

Common  Stock  Issued  in  Exchange  for  Convertible  Notes Payable (unaudited)
--------------------------------------------------------------------
During the three months ended July 31, 2002 and 2001 and the period from August 21, 1995 (inception) to July 31, 2002, the Company issued 37,898, 0, and 37,898 shares, respectively, of common stock for principal and accrued interest of $37,896, $0, and $37,896, respectively.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  8  -  SHAREHOLDERS'  DEFICIT  (CONTINUED)

Common  Stock  Issued  in  Private  Placement
---------------------------------------------
In April 2002, the Company completed its first closing of its private placement, whereby 1,225,000 shares of common stock were issued in exchange for cash of $1,225,000. The private placement offering was originally slated to close at the same time as the voluntary share exchange. HiEnergy extended the term of the offering and increased the size to a maximum of 2,000,000 shares of common stock at $1 per share.

During the three months ended July 31, 2002, the Company completed its second closing of its private placement, whereby 500,000 shares (unaudited) of common stock were issued in exchange for cash of $500,000 (unaudited). The private placement has been closed.

Stock  Splits
-------------
In September 1998 and May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.

Stock  Options  (unaudited)
--------------
During the three months ended July 31, 2002, the Company granted to its Chief Scientist/Chairman of the Board options to purchase 2,482,221 shares of common stock at an exercise price of $0.134.


NOTE  9  -  FINANCING  EXPENSE  -  RELATED  PARTY  (UNAUDITED)

In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/prior officer/director of the Company. The warrants vest immediately, are exercisable at $1 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/prior officer/director of the Company, the Company granted these warrants. Accordingly, the Company recorded financing expense of $223,710 during the three months ended July 31, 2002.


NOTE  10  -  RELATED  PARTY  TRANSACTIONS

See  Notes  5,  6,  and  9  for  related  party  transactions.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2002 and July 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE  11  -  SUBSEQUENT  EVENTS  (UNAUDITED)

Agreements
----------
In August 2002, the Company entered into a one-year agreement with a placement agent to arrange the sale of debt or equity securities. Upon execution of the agreement, the Company issued warrants to purchase 100,000 shares of common stock, exercisable at $0.01 per share. In addition, the Company will pay a cash payment of 8% on any gross proceeds received by the Company in connection with this agreement. Furthermore, the Company will pay a cash payment of 4% in connection with the exercise of investor warrants issued in connection with this agreement.

In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued an option to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. Either party may terminate the agreement six months after the commencement of this agreement.

Amendment  to  Articles  of  Incorporation
------------------------------------------
In August 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation to establish Series A convertible preferred stock (the "Series A"), par value $0.0001 per share. The Series A will have certain voting rights, and the holders may be entitled to receive dividends at the rate of 8% of the price paid for each share.

Private  Placement  Offering
----------------------------
In August 2002, the Company commenced a private placement offering of up to 345 shares of the Series A at $10,000 per share to raise up to $3,450,000. The private placement offering includes warrants to purchase shares of the Company's common stock for $1.50 per share. The offering is anticipated to have multiple closings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by HiEnergy Technologies. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended April 30, 2002.

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

SLW acquired HiEnergy Microdevices, a Delaware corporation formed on August 21, 1995, pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, former shareholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprise five of the six directors of the parent public company.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OPERATING RESULTS

Three Months Ended July 31, 2002 Compared To Three Months Ended July 31, 2001.

For the three months ended July 31, 2002, we incurred a net loss of approximately $910,312, as compared to a net loss of approximately $46,721 for the same period in 2001. At July 31, 2002, we had negative cash flows from operations of approximately $552,642. In addition, we had an accumulated deficit of approximately $3.6 million and were in the development stage as of July 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REVENUE

We had no revenues during the period ended July 31, 2002, as compared to revenues of approximately $91,000 during the same period last year. Our 2001 revenues were derived from government grants for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our revenues will be limited to government grants. We cannot predict exactly when we will complete development of our planned detection systems and begin production for specific applications, but expect that it will not be within the fiscal year that will end on April 30, 2003.

OPERATING EXPENSES

Our operating expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, and fees for professional services.

Our general and administration expenses increased to approximately $721,740 during the three-month period ended July 31, 2002, from approximately $135,172 during the same period in 2001. The increase in operating expenses was primarily due to increases in administrative personnel, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

DEPRECIATION

Accumulated depreciation for property and equipment at July 31, 2002 was approximately $21,544. The depreciation expense for the three-month periods ended July 31, 2002 and 2001 was $14,112 and $1,133, respectively.

DELINQUENT TAX RETURNS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to HiEnergy Technologies.

LIQUIDITY AND CAPITAL RESOURCES; PLAN OF OPERATION

As of July 31, 2002, we had cash and cash equivalents of approximately $440,000. We used approximately $553,000 for operating activities, approximately $294,000 to acquire equipment during the quarter ended July 31, 2002, and approximately $330,000 to repay related party liabilities. These uses of cash were funded principally through opening cash of approximately $1.1 million and the private placement offering that raised $500,000. As of July 31, 2002, we had current liabilities of approximately $1.2 million, which exceeded our cash on hand of $440,000. We have been working to preserve our cash by managing our payables and seeking additional financing. There can, however, be no assurance that we will be able to continue as a going concern or achieve material revenues or profitable operations.

During the first quarter of fiscal year ending April 30, 2003, we have repaid approximately $330,000 of the approximately $657,000 of related party notes payable that were outstanding on April 30, 2002. Of the remaining unpaid balance, approximately $178,000 is the subject of litigation with the former president of HiEnergy Microdevices, approximately $85,000 is in default or due on demand and approximately $50,000 is due to our Chief Scientific Officer when we generate at least $500,000 in revenues (excluding grants directed for equipment) or receive financing in the amount of at least $1 million. After filing our delinquent tax returns, we intend to negotiate payment schedules with relevant taxing authorities. As of July 31, 2002, we had accrued $350,000 as an estimate of our liability in connection with unfiled returns, principally due to unpaid employee withholding, social security and medicare taxes.

After purchasing equipment, paying off some notes payable and paying operating expenses, as of September 16, 2002, we had cash of approximately $125,000, short-term payables of approximately $150,000 and payables that we believe we can extend to a three-to-six month time frame of approximately $100,000. During first quarter of 2002, our monthly cash used in operations has been around
$175,000, and we expect our monthly cash used in operations to continue to be around that amount. At that rate, we need additional funding immediately. Several accredited investors have committed funds in the amount of $385,875 with the intention of investing in our series A Convertible Preferred Stock offering, as more fully discussed below.

The continued development and testing of our technology to create market-ready products depends upon raising additional funds. Our most recent private placement raised $1,725,000, with a closing of $1,225,000 of that amount in

April 2002 and an additional $500,000 in June 2002. We believe that we will require a total of approximately $1.8 million in order to continue implementing our business plan during the balance of the fiscal year ending April 30, 2003, and anticipate needing an additional $2.5 million for the year ending April 30, 2004. We believe we have sufficient authorized capital to raise approximately $4.3 million during the coming two fiscal years, as our Articles of Incorporation authorize 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 9, 2002, there were 22,613,098 shares of common stock and no shares of preferred stock outstanding.

In August 2002, with the assistance of our financial advisors, we commenced a best efforts, no minimum private placement offering of up to 345 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $10,000 per share to raise up to $3,450,000. There is a fixed conversion price of $1.15 and a mandatory conversion requirement after two years from the date of issuance. The private placement offering includes warrants to purchase shares of common stock of HiEnergy Technologies for $1.50 per share. The offering and sale of the Series A Preferred Stock has not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to accredited investors with preexisting contacts with HiEnergy Technologies and its authorized representatives.

In August 2002, HiEnergy Technologies' project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research ("SBIR") program to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. The total cost of the project is $1,400,000, which includes private matching funds of $550,000 and $70,000 granted by the Department of Defense for Phase I testing of the system currently being completed. The private contribution consists of approximately $200,000 in matching funds from a private individual and approximately $350,000 worth of HiEnergy's hi-tech equipment. The selection is subject to successful contract negotiations and is based on availability of government funds. As of the date of this report, we are continuing to negotiate the contractual terms with the Department of Defense.

We plan to continue to utilize a combination of equity financings and government grants to fund our short-term growth. Except for the Series A Convertible Preferred Stock private placement offering and the application to receive funding from the Department of Defense, we have no definitive plans or arrangements in place with respect to additional capital sources at this time. We have no lines of credit available to us at this time. There is no assurance that additional capital will be available when or if required.

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

We have no commitments to make capital expenditures for the remainder of the fiscal year ending April 30, 2003. If we obtain adequate financing, however, we intend to make capital expenditures of approximately $1.4 million during the fiscal year ending April 30, 2003, to further the development and testing of our technology and proposed products.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The lawsuit filed by Mr. Keith Cowan, a former CEO and President of HiEnergy Microdevices, against HiEnergy Microdevices, Dr. Maglich and Mr. Alden has been previously reported in our Form 10-KSB for the fiscal year ended April 30, 2002, which was filed with the Commission on July 29, 2002. No material change has occurred with respect to the litigation.

Except as described above and in our Form 10-KSB for the fiscal year ended April 30, 2002, to the knowledge of our executive officers and directors, neither we nor our subsidiaries are party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES  OF  UNREGISTERED  SECURITIES  DURING THE THREE MONTHS ENDED JULY 31, 2002

- On July 12, 2002, we issued and granted a non-qualified stock option to Mr. Isaac Yeffet to purchase up to 1,000,000 shares of our common stock, par value $0.0001 per share, at $1.00 per share. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant, Inc., of which Mr. Yeffet is the sole principal, and HiEnergy Technologies dated July 12, 2002. One half of the shares are exercisable immediately and the other half are exercisable beginning one year after our Minisenzor product is operational and ready to be shown for approval to appropriate authorities.

     The Stock Option Agreement executed on July 12, 2002 was amended and restated in September 2002 to add a cashless exercise provision. In the First Amended and Restated Stock Option Agreement, Mr. Yeffet may tender the Option Exercise Price to HiEnergy Technologies, (i) by cash, check, wire transfer or such other method of payment (e.g., delivery or attestation of shares already owned) as may be acceptable to HiEnergy Technologies, (ii) by "cashless exercise", but only when a registration statement under Securities Act qualifying a public offering of the underlying Shares is not then in effect, or (iii) by a combination of the foregoing methods of payment selected by Mr. Yeffet.

     The "cashless exercise" provision of the First Amended Stock Option Agreement will enable Mr. Yeffet to exercise his stock option by paying the exercise price in the form of shares of common stock based on the market price of the common stock on the date of exercise. This will allow him to commence the one-year holding period for purposes of Rule 144 on the date of grant, or July 12, 2002, instead of the date of exercise. If he does not exercise the stock option and sell the shares of common stock through a registered offering, he will have the option of exercising the stock option using the cashless exercise method and selling the restricted shares of common stock he receives beginning one (1) year after the grant date, or July 12, 2003, subject to the provisions of Rule 144.

     If Mr. Yeffet's status as a consultant is terminated at any time after the grant of the stock option for any reason other than death or disability, then any vested options will terminate on the expiration date otherwise provided in the Stock Option Agreement. Any nonvested options will terminate immediately upon the effective date of termination of the Consulting Agreement. The Board has recommended that the shareholders of HiEnergy Technologies ratify the grant of the stock option at the next annual meeting of shareholders scheduled to be held on October 10, 2002.

     We believe the issuance of the stock option to Mr. Yeffet was exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. Mr. Yeffet is an accredited investor.

- In July, 2002, we issued 11,218 shares of common stock, par value $0.0001 per share, to Mr. Harb Al Zuhair, a director of HiEnergy Technologies, valued at $1.00 per share to retire the principal and interest owing to Mr. Al Zuhair on two notes payable in the amounts of $5,780 and $5,438, respectively. The notes are considered paid in full. We believe the issuance of the stock to Mr. Al Zuhair was exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. Alternatively, the offer and sale of the stock may be exempt pursuant to Regulation S under the Securities Act of 1933, as amended. Mr. Al Zuhair is an accredited investor and resides outside of the United States.

- In July, 2002, we issued 11,678 shares of common stock, par value $0.0001 per share, to Mr. Richard Alden, a director of HiEnergy Technologies, valued at $1.00 per share to retire the principal and interest owing to Mr. Alden on a note payable totaling $11,678. The note is considered paid in full. In July, 2002, we issued 15,000 shares of common stock, par value $0.0001 per share, to Rimar Investments, Inc., a California corporation, valued at $1.00 per share to retire the principal and interest owing to Rimar Investments, Inc. on a note payable totaling $15,000. The note is considered paid in full. Mr. Alden is one of three shareholders and directors of Rimar Investments, Inc. We believe the issuances of stock to Mr. Alden and to Rimar Investments, Inc. were exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. Mr. Alden and Rimar Investments, Inc. are accredited investors.

- On June 24, 2002, we issued 500,000 shares of common stock, par value $0.0001 per share, at $1.00 per share in connection with the final closing of the $2 million private placement offering. An offering memorandum was distributed to each prospective investor. We believe that the private placement offering was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. In addition, for those investors who reside outside the United States and are not United States' citizens, we believe that the offer and sale of common stock in the amount of $325,000 was exempt pursuant to Regulation S under the Securities Act of 1933, as amended. All of the investors who purchased shares of common stock through the private placement were accredited investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

MATERIAL DEFAULTS

As of July 31, 2002, HiEnergy Microdevices had defaulted on notes payable to related parties in the amount of $78,008. This does not include the $150,000 to Keith Cowan, a former officer of HiEnergy Microdevices, which is currently being litigated. For further details regarding the notes payable, please see Notes 5 and 6 in the unaudited quarterly financial statements above.

ITEM 5.  OTHER INFORMATION

INVESTOR RELATIONS FIRM

On August 1, 2002, we hired Primoris Group Inc., located in Toronto, Ontario, to be our investor and media relations firm. We will pay Primoris Group $10,000 per month, plus approved expenses, pursuant to the one-year consulting agreement executed between HiEnergy Technologies and Primoris Group. Under the terms of the consulting agreement, we granted and issued, following approval by our Board of Directors, a non-qualified stock option to Primoris Group to purchase 400,000 shares of our common stock with an exercise price of $2.00 and a term of two years. The stock option vests immediately. We also executed a registration rights agreement with Primoris Group giving them piggyback registration rights for a period of two years from the date of grant of the stock option or, if earlier, the date that all of the shares underlying the stock option have been exercised and may be sold pursuant to Rule 144.

RESIGNATION OF DIRECTOR

After serving on HiEnergy Microdevices' Board of Directors since 1997 and on HiEnergy Technologies' Board of Directors since April 2002, Mr. Edward Finch has resigned as a director from both Boards, effective September 6, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
3.1     Articles  of  Amendment (adding Series A Convertible Preferred Stock) filed on  September  9,  2002

4.1     Designation  of Relative Rights and Preferences of the Series A Convertible
        Preferred  Stock  (see  Exhibit  3.1)

10.1*   Assignment  and  Assumption  of  Employment  Agreement  among  HiEnergy
        Technologies,  Inc.,  HiEnergy Microdevices, Inc. and Dr. Bogdan C. Maglich
        dated  July  16,  2002

10.2*   Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy
        Technologies,  Inc.  dated  July  12,  2002

10.3    Stock Option Agreement between Isaac Yeffet and HiEnergy Technologies, Inc.
        dated  July  12,  2002

10.4    Letter  Agreement  between  H.C.  Wainwright  &  Co.,  Inc.  and  HiEnergy
        Technologies,  Inc.  dated  August 8,  2002


* Filed on July 29, 2002 as an exhibit to HiEnergy Technologies' report on Form 10-KSB for the fiscal year ended April 30, 2002 and incorporated herein by reference.


(B)  REPORTS ON FORM 8-K

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

On July 10, 2002, we filed a report on Form 8-K dated June 24, 2002. The report contained an Item 5 disclosure regarding the final closing of a $2 million private placement offering by HiEnergy Technologies, which raised a total of $1,725,000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HIENERGY TECHNOLOGIES, INC.



Date:    September 20, 2002        By:     /s/ Barry Alter
      ---------------------               ---------------
                                   Name:  Barry Alter
                                   Title: Chief Executive Officer and
                                          Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Barry Alter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HiEnergy Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:    September 20, 2002                    /s/ Barry Alter
      -------------------------               --------------------
                                               Barry Alter
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Barry Alter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HiEnergy Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:    September 20, 2002                     /s/ Barry Alter
      -------------------------               ---------------------
                                              Barry Alter
                                              Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
3.1     Articles  of  Amendment (adding Series A Convertible Preferred Stock) filed on  September  9,  2002

4.1     Designation  of Relative Rights and Preferences of the Series A Convertible
        Preferred  Stock  (see  Exhibit  3.1)

10.1*   Assignment  and  Assumption  of  Employment  Agreement  among  HiEnergy
        Technologies,  Inc.,  HiEnergy Microdevices, Inc. and Dr. Bogdan C. Maglich
        dated  July  16,  2002

10.2*   Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy
        Technologies,  Inc.  dated  July  12,  2002

10.3    Stock Option Agreement between Isaac Yeffet and HiEnergy Technologies, Inc.
        dated  July  12,  2002

10.4    Letter  Agreement  between  H.C.  Wainwright  &  Co.,  Inc.  and  HiEnergy
        Technologies,  Inc.  dated August 8,  2002


* Filed on July 29, 2002 as an exhibit to HiEnergy Technologies' report on Form 10-KSB for the fiscal year ended April 30, 2002 and incorporated herein by reference.