Form 10QSB
period 2002-10-31
HIENERGY TECHNOLOGIES INC
filed 2002-12-16
CIK 1112424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended     October  31,  2002
                                                --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from__________  to  __________

         Commission  file  number:       0  -  32093
                                  ---------------------

                             HIENERGY TECHNOLOGIES, INC.
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                           91-2022980
               --------                           ----------
       State or other jurisdiction of   (IRS Employer Identification No.)
       incorporation or organization


              1601 Alton Parkway, Unit B, Irvine, California 92606
           ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 757-0855
                          ---------------------------
                          (Issuer's telephone number)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 6, 2002, the issuer had 24,042,360 shares of Common Stock, par value $0.001 per share, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one): Yes [ ] No [X]

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2002

PART  I - FINANCIAL INFORMATION                                                 PAGE

Item  1   Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . .   1

          Consolidated  Balance Sheets as of April 30, 2002 and October 31, 2002
          (unaudited)

          Consolidated Statements of Operations for the three and six months ended October 31, 2002 and 2001 (unaudited) and for the Period from August 21, 1995 (Inception) to October 31, 2002 (unaudited)

          Consolidated  Statements  of  Shareholders' Equity for the Period from
          August  21,  1995  (Inception)  to  October  31,  2002  (unaudited)

          Consolidated Statements of Cash Flows for the six months ended October
          31,  2002 and 2001 (unaudited) and for the Period from August 21, 1995
          (Inception)  to  October  31,  2002  (unaudited)

          Notes  to  the  Consolidated  Financial  Statements  (unaudited)

Item  2   Management's  Discussion  and  Analysis  of  Financial Condition and
          Results  of  Operations. . . . . . . . . . . . . . . . . . . . . . .    32

Item  3   Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . .    36

PART  II- OTHER  INFORMATION

Item  1   Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .     36

Item  2   Changes  in  Securities  and  Use  of  Proceeds. . . . . . . . . . .    37

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders. . . . .    38

Item  5   Other  Information. . . . . . . . . . . . . . . . . . . . . . . . . .   39

Item  6   Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . .  .   39

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42



                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                                           HIENERGY TECHNOLOGIES, INC.
                                                       (FORMERLY SLW ENTERPRISES, INC.)
                                                                     AND  SUBSIDIARIES
                                                          (DEVELOPMENT STAGE COMPANIES)
                                                             CONSOLIDATED BALANCE SHEET
                                        APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
========================================================================================


                                        ASSETS

                                                            October 31,     April 30,
                                                               2002          2002
                                                            ------------  ------------
                                                            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                 $ 1,949,408   $ 1,078,136
  Accounts receivable                                            70,000        29,166
  Subscription receivable                                       184,000             -
  Other current assets                                          220,721         7,500
                                                            ------------  ------------

    Total current assets                                      2,424,129     1,114,802

PROPERTY AND EQUIPMENT, net                                     496,427       114,568
                                                            ------------  ------------

TOTAL ASSETS                                                $ 2,920,556   $ 1,229,370
                                                            ============  ============

The accompanying notes are an integral part of these financial statements.



                                                           HIENERGY TECHNOLOGIES, INC.
                                                       (FORMERLY SLW ENTERPRISES, INC.)
                                                                     AND  SUBSIDIARIES
                                                          (DEVELOPMENT STAGE COMPANIES)
                                                             CONSOLIDATED BALANCE SHEET
                                        APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
========================================================================================



           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



                                                             October 31,     April 30,
                                                                2002          2002
                                                            ------------  ------------
                                                            (unaudited)
CURRENT LIABILITIES
  Accounts payable                                          $   525,533   $   209,895
  Accrued expenses                                               72,885       151,567
  Accrued payroll and payroll taxes                             350,000       350,000
  Accrued interest                                               30,661        29,767
  Notes payable - related parties                               312,608       621,691
  Convertible notes payable - related parties                    10,400        35,400
                                                            ------------  ------------
    Total current liabilities                                 1,302,087     1,398,320
                                                            ------------  ------------

MINORITY INTEREST IN SUBSIDIARY                                  18,923        18,923
                                                            ------------  ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  Preferred stock, $0.001 par value
  20,000,000 shares authorized
    Series A convertible, redeemable preferred stock
      8% dividends, voting rights, liquidation preference
      $10,000 per share, 345 shares authorized
      98 (unaudited) and 0 issued and outstanding                     1             -
  Additional paid-in capital                                    800,398             -
                                                            ------------  ------------
    Total redeemable convertible preferred stock                800,399             -
                                                            ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value
    100,000,000 shares authorized
    24,042,360 (unaudited) and 22,075,200 shares
      issued and outstanding                                     24,042        22,075
  Additional paid-in capital                                 10,233,514     2,514,616
  Committed shares, 45,755 (unaudited) and 0 outstanding          7,164             -
  Deferred compensation                                      (3,981,993)            -
  Deficit accumulated during the development stage           (5,483,580)   (2,724,564)
                                                            ------------  ------------

        Total shareholders' equity (deficit)                    799,147      (187,873)
                                                            ------------  ------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)       $ 2,920,556   $ 1,229,370
                                                            ============  ============

The accompanying notes are an integral part of these financial statements.
                                        2


                                                                     HIENERGY TECHNOLOGIES, INC.
                                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                                AND SUBSIDIARIES
                                                                   (DEVELOPMENT STAGE COMPANIES)
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED),
                             FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED), AND
                 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2002 (UNAUDITED)

================================================================================================

                                                                                      For the
                                                                                    Period from
                                                                                     August 21,
                                                                                        1995
                            For the Three Months Ended  For the Six Months Ended  (Inception) to
                                  October 31,                   October 31,          October 31,
                                2002          2001          2002          2001          2002
                            ------------  ------------  ------------  ------------  ------------
                            (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
CONTRACT REVENUES           $    40,834   $    26,000   $    40,834   $   117,000   $   366,750

OPERATING EXPENSES
  General and
    administration            1,042,562       136,187     1,764,302       271,359     4,773,521
                            ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS         (1,001,728)     (110,187)   (1,723,468)     (154,359)   (4,406,771)
                            ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                 1,200             -         3,358             -         3,135
  Interest expense               (2,385)        1,385        (5,405)       (1,164)      (35,460)
  Financing expense                   -             -      (223,710)            -      (223,710)
  Forgiveness of accounts
    payable                           -             -        36,000             -        36,000
                            ------------  ------------  ------------  ------------  ------------

Total other income
  (expense)                      (1,185)        1,385      (189,757)       (1,164)     (220,035)
                            ------------  ------------  ------------  ------------  ------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES           (1,002,913)     (108,802)   (1,913,225)     (155,523)   (4,626,806)

PROVISION FOR INCOME
  TAXES                               -             -             -             -        10,983
                            ------------  ------------  ------------  ------------  ------------

The accompanying notes are an integral part of these financial statements.


                                                                     HIENERGY TECHNOLOGIES, INC.
                                                                (FORMERLY SLW ENTERPRISES, INC.)
                                                                                AND SUBSIDIARIES
                                                                   (DEVELOPMENT STAGE COMPANIES)
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED),
                             FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED), AND
                 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2002 (UNAUDITED)

================================================================================================

                                                                                      For the
                                                                                    Period from
                                                                                     August 21,
                                                                                        1995
                            For the Three Months Ended  For the Six Months Ended  (Inception) to
                                  October 31,                   October 31,          October 31,
                                2002          2001          2002          2001          2002
                            ------------  ------------  ------------  ------------  ------------
                            (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
NET LOSS                    $(1,002,913)  $  (108,802)  $(1,913,225)  $  (155,523)  $(4,637,789)

BENEFICIAL CONVERSION
  FEATURE GRANTED ON           (767,431)            -      (767,431)            -      (767,431)
  PREFERRED STOCK

PREFERRED STOCK
  DIVIDENDS                     (78,360)            -       (78,360)            -       (78,360)
                            ------------  ------------  ------------  ------------  ------------

NET LOSS AVAILABLE TO
  COMMON
  SHAREHOLDERS               (1,848,704)   $  (108,802)  (2,759,016)  $  (155,523)    (5,483,580)
                            ============  ============  ============  ============  ============

BASIC AND DILUTED LOSS
  AVAILABLE TO COMMON
  SHAREHOLDERS PER
  SHARE                     $     (0.08)  $     (0.01)  $     (0.12)  $     (0.01)  $     (0.45)
                            ============  ============  ============  ============  ============

BASIC AND DILUTED
  WEIGHTED-AVERAGE
  COMMON SHARES
  OUTSTANDING                22,973,597    16,222,711    22,783,343    15,833,315    12,173,702
                            ============  ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                                                                                       HIENERGY TECHNOLOGIES, INC.
                                                                                                  (FORMERLY SLW ENTERPRISES, INC.)
                                                                                                                  AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31,2002
                                                                                                                       (UNAUDITED)
==================================================================================================================================


                                                                                             Deficit
                                                                                           Accumulated
                                                                Additional                   during the
                                          Common Stock           Paid-in     Committed       Deferred     Development
                                   --------------------------
                                      Shares        Amount       Capital       Shares      Compensation      Stage        Total
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------
BALANCE, AUGUST 21, 1995
                                    (INCEPTION)            -   $         -   $        -   $           -   $         -   $       -
RECAPITALIZATION UPON
  REVERSE MERGER                     6,470,000         6,470        (6,456)          14
ISSUANCE OF COMMON STOCK
  FOR SERVICES                         734,771           735         7,495        8,230
NET LOSS                                                                                                      (39,387)    (39,387)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------
BALANCE, APRIL 30, 1996              7,204,771         7,205         1,039            -               -       (39,387)    (31,143)
ISSUANCE OF COMMON STOCK
  FOR SERVICES                           3,219             3            33           36
NET LOSS                                                                                                     (110,004)   (110,004)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------


BALANCE, APRIL 30, 1997              7,207,990         7,208         1,072            -               -      (149,391)   (141,111)
ISSUANCE OF COMMON STOCK
  FOR CASH                             596,589           597       143,955                                                144,552
ISSUANCE OF COMMON STOCK
  FOR SERVICES                       1,451,928         1,452        15,598       17,050
NET LOSS                                                                                                     (293,019)   (293,019)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

The accompanying notes are an integral part of these financial statements.

                                                                                                       HIENERGY TECHNOLOGIES, INC.
                                                                                                  (FORMERLY SLW ENTERPRISES, INC.)
                                                                                                                  AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31,2002
                                                                                                                       (UNAUDITED)
===================================================================================================================================


                                                                                             Deficit
                                                                                           Accumulated
                                                                Additional                   during the
                                          Common Stock           Paid-in     Committed       Deferred     Development
                                   --------------------------
                                      Shares        Amount       Capital       Shares      Compensation      Stage        Total
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

BALANCE, APRIL 30, 1998              9,256,507   $     9,257   $   160,625   $        -   $           -   $  (442,410)  $(272,528)
ISSUANCE OF COMMON STOCK
  FOR CASH                             264,852           265       150,965      151,230
ISSUANCE OF COMMON STOCK
  FOR SERVICES                       2,167,620         2,167        47,592       49,759
NET LOSS                                                                                                     (272,426)   (272,426)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

BALANCE, APRIL 30, 1999             11,688,979        11,689       359,182            -               -      (714,836)   (343,965)
ISSUANCE OF COMMON STOCK
  FOR CASH                             638,548           638       295,008      295,646
ISSUANCE OF COMMON STOCK
  FOR SERVICES                       1,914,570         1,915        83,322       85,237
NET LOSS                                                                                                     (332,131)   (332,131)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

BALANCE, APRIL 30, 2000             14,242,097        14,242       737,512            -               -    (1,046,967)   (295,213)
ISSUANCE OF COMMON STOCK
  FOR CASH                             465,437           465       109,265      109,730
ISSUANCE OF COMMON STOCK
  FOR SERVICES                         371,035           371        36,097       36,468
NET LOSS                                                                                                     (288,067)   (288,067)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

The accompanying notes are an integral part of these financial statements.

                                                                                                       HIENERGY TECHNOLOGIES, INC.
                                                                                                  (FORMERLY SLW ENTERPRISES, INC.)
                                                                                                                  AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31,2002
                                                                                                                       (UNAUDITED)
===================================================================================================================================


                                                                                             Deficit
                                                                                           Accumulated
                                                                Additional                   during the
                                          Common Stock           Paid-in     Committed       Deferred     Development
                                   --------------------------
                                      Shares        Amount       Capital       Shares      Compensation      Stage        Total
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

BALANCE, APRIL 30, 2001             15,078,569   $    15,078   $   882,874   $        -   $           -   $(1,335,034)  $(437,082)
ISSUANCE OF COMMON STOCK
  FOR CASH                             712,071           712       180,857                                                181,569
ISSUANCE OF COMMON STOCK
  FOR SERVICES                       5,059,560         5,060       227,110                                                232,170
PRIVATE PLACEMENT                    1,225,000         1,225     1,223,775                                              1,225,000
NET LOSS                                                                                                   (1,389,530) (1,389,530)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------


BALANCE, APRIL 30, 2002             22,075,200        22,075     2,514,616            -               -    (2,724,564)   (187,873)
ISSUANCE OF COMMON STOCK IN
  PRIVATE PLACEMENT (unaudited)        500,000           500       499,500                                                500,000
ISSUANCE OF COMMON STOCK IN
  PRIVATE PLACEMENT (unaudited)      1,349,934         1,350     1,821,057                                              1,822,407
OFFERING COSTS (unaudited)                                 -      (196,793)                                              (196,793)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

The accompanying notes are an integral part of these financial statements.


                                                                                                       HIENERGY TECHNOLOGIES, INC.
                                                                                                  (FORMERLY SLW ENTERPRISES, INC.)
                                                                                                                  AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31,2002
                                                                                                                       (UNAUDITED)
===================================================================================================================================


                                                                                             Deficit
                                                                                           Accumulated
                                                                Additional                   during the
                                          Common Stock           Paid-in     Committed       Deferred     Development
                                   --------------------------
                                      Shares        Amount       Capital       Shares      Compensation      Stage        Total
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------



DIVIDENDS ON PREFERRED STOCK
  (unaudited)                           68,150   $        68   $    78,292                                 $  (78,360)  $       -
BENEFICIAL CONVERSION FEATURE
  GRANTED IN CONNECTION WITH
  ISSUANCE OF PREFERRED
  STOCK (unaudited)                                        -       767,431                                   (767,431)          -
ISSUANCE OF COMMON STOCK TO
  AN EMPLOYEE FOR A BONUS
  (unaudited)                           11,178            11        21,339                                                 21,350
CONVERSION OF NOTES
  PAYABLE TO COMMON
  STOCK (unaudited)                     37,898            38        37,858                                                 37,896
FINANCING EXPENSE IN
  CONNECTION WITH ISSUANCE
  OF WARRANTS (unaudited)                                  -       223,710                                                223,710
DEFERRED COMPENSATION IN
  CONNECTION WITH ISSUANCE
  OF STOCK OPTIONS TO
  CONSULTANT (unaudited)                                   -       761,007                $  (761,007)                          -
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

The accompanying notes are an integral part of these financial statements.

                                                                                                       HIENERGY TECHNOLOGIES, INC.
                                                                                                  (FORMERLY SLW ENTERPRISES, INC.)
                                                                                                                  AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31,2002
                                                                                                                       (UNAUDITED)

==================================================================================================================================


                                                                                             Deficit
                                                                                           Accumulated
                                                                Additional                   during the
                                          Common Stock           Paid-in     Committed       Deferred     Development
                                   --------------------------
                                      Shares        Amount       Capital       Shares      Compensation      Stage        Total
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------


DEFERRED COMPENSATION IN
  CONNECTION WITH ISSUANCE
  OF STOCK OPTIONS TO
  EMPLOYEE (unaudited)                                     -   $ 3,305,542                 $(3,305,542)                  $       -
STOCK OPTIONS ISSUED TO A
  CONSULTANT IN EXCHANGE FOR
  ACCOUNTS PAYABLE (unaudited)                             -        50,000                                                  50,000
WARRANTS ISSUED TO A CONSULTANT
  FOR SERVICES RENDERED OR TO BE
  RENDERED (unaudited)                                     -       349,955                                                 349,955
AMORTIZATION OF DEFERRED
  COMPENSATION (unaudited)                                                                       84,556                     84,556
EXERCISE OF STOCK OPTIONS
  IN SUBSIDIARY (unaudited)                                                  $     7,164                                     7,164
NET LOSS (unaudited)                                                                                      $(1,913,225)  (1,913,225)
                                   ------------  ------------  ------------  -----------  --------------  ------------  ----------

BALANCE, OCTOBER 31, 2002
  (UNAUDITED)                       24,042,360   $    24,042   $10,233,514   $    7,164   $  (3,981,993)  $(5,483,580)  $ 799,147
                                   ============  ============  ============  ===========  ==============  ============  ==========


The accompanying notes are an integral part of these financial statements.


                                                                    HIENERGY TECHNOLOGIES, INC.
                                                               (FORMERLY SLW ENTERPRISES, INC.)
                                                                               AND SUBSIDIARIES
                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED), AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2002 (UNAUDITED)
===============================================================================================



                                                                                     For the
                                                                                   Period from
                                                                                    August 21,
                                                                                      1995
                                                        For the Six Months Ended  (Inception)to
                                                                October 31,        October 31,
                                                        -------------------------
                                                           2002          2001          2002
                                                       ------------  ------------  ------------
                                                        (unaudited)   (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(1,913,225)  $  (155,523)  $(4,637,789)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                          40,262         2,281        47,694
      Compensation expense relating to issuance of
        common stock in exchange for services
        rendered                                                 -        47,030       428,954
      Compensation expense relating to issuance of
        common stock in exchange for services
        rendered to minority shareholders                        -             -        18,923
      Warrants issued for services rendered                349,955             -       349,955
      Common stock issued to an employee for a bonus        21,350             -        21,350
      Additional compensation of officer                         -             -        42,171
      Amortization of deferred compensation                 84,556             -        84,556
      Financing expense                                    223,710             -       223,710
      Forgiveness of accounts payable                       36,000             -        36,000
      Increase in
        Accounts receivable                                (40,834)            -       (70,000)
        Other current assets                              (213,221)            -      (220,721)
      Increase (decrease) in
        Accounts payable                                   329,641        22,779       539,536
        Accrued expenses                                   (78,682)       (5,254)       72,885
        Accrued payroll and payroll taxes                        -        15,000       350,000
        Accrued interest                                     3,790         2,549        33,557
                                                       ------------  ------------  ------------

Net cash used in operating activities                   (1,156,698)      (71,138)   (2,679,219)
                                                       ------------  ------------  ------------

The accompanying notes are an integral part of these financial statements.


                                                                    HIENERGY TECHNOLOGIES, INC.
                                                               (FORMERLY SLW ENTERPRISES, INC.)
                                                                               AND SUBSIDIARIES
                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED), AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2002 (UNAUDITED)
===============================================================================================


                                                                                     For the
                                                                                   Period from
                                                                                    August 21,
                                                                                      1995
                                                        For the Six Months Ended  (Inception)to
                                                                October 31,        October 31,
                                                        -------------------------
                                                           2002          2001          2002
                                                       ------------  ------------  ------------
                                                        (unaudited)   (unaudited)   (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   $  (422,121)  $   (44,818)  $  (544,121)
                                                       ------------  ------------  ------------

Net cash used in investing activities                     (422,121)      (44,818)     (544,121)
                                                       ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Book overdraft                                                 -         1,772             -
  Proceeds from issuance of common stock in
    private placement                                    2,122,407             -     3,347,407
  Offering costs on common stock                          (180,793)            -      (180,793)
  Proceeds from issuance of common stock                         -        95,000       882,723
  Proceeds from issuance of preferred stock                979,300       979,300
  Offering costs on preferred stock                       (178,904)     (178,904)
  Recapitalization of reverse merger                             -             -            14
  Exercise of stock options in subsidiary                    7,164             -         7,164
  Proceeds from notes payable - related parties                  -        40,000       579,520
  Payments on notes payable - related parties             (279,803)      (15,057)     (279,803)
  Proceeds from convertible notes payable - related
    parties                                                      -             -        55,400
  Payments on convertible notes payable - related
    parties                                                (19,280)       (9,280)      (39,280)
                                                       ------------  ------------  ------------

Net cash provided by financing activities                2,450,091       112,435     5,172,748
                                                       ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents       871,272        (3,521)    1,949,408

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,078,136         3,521             -
                                                       ------------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,949,408   $         -   $ 1,949,408
                                                       ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                                                    HIENERGY TECHNOLOGIES, INC.
                                                               (FORMERLY SLW ENTERPRISES, INC.)
                                                                               AND SUBSIDIARIES
                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001 (UNAUDITED), AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2002 (UNAUDITED)
================================================================================================



                                                                                     For the
                                                                                   Period from
                                                                                    August 21,
                                                                                      1995
                                                        For the Six Months Ended  (Inception)to
                                                                October 31,        October 31,
                                                        -------------------------
                                                           2002          2001          2002
                                                       ------------  ------------  ------------
                                                        (unaudited)   (unaudited)   (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                        $     4,511   $         -   $     4,799
                                                       ============  ============  ============

  INCOME TAXES PAID                                    $         -   $         -   $    10,983
                                                       ============  ============  ============

SUPPLEMENT  SCHEDULE  OF  NON-CASH  FINANCING  ACTIVITIES
During the six months ended October 31, 2002 and 2001, and the period from August 21, 1995 (inception) to October 31, 2002, the Company converted $37,896 (unaudited), $0 (unaudited) and $37,896 (unaudited), respectively, of notes payable, including principal and interest, into 37,898 shares (unaudited), 0 shares (unaudited), and 37,898 shares (unaudited), respectively, of common stock.

During the six months ended October 31, 2002 and 2001, and the period from August 21, 1995 (inception) to October 31, 2002, the Company converted $50,000 (unaudited), $0 (unaudited) and $50,000 (unaudited), respectively of accounts payable to a consultant into stock options to purchase 45,472 (unaudited), 0 (unaudited) and 45,472 (unaudited), respectively, shares of common stock.

During the six months ended October 31, 2002 and 2001, and the period from August 21, 1995 (inception) to October 31, 2002, the Company issued 148,151 shares (unaudited), 0 shares (unaudited), and 148,151 shares (unaudited), respectively, of common stock in a private placement in exchange for a subscription receivable of $184,000 (unaudited), $0 (unaudited), and $184,000 (unaudited), respectively. The full amount was collected in November 2002.

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================


NOTE 1 - ORGANIZATION  AND  LINE  OF  BUSINESS

     General
     -------
     HiEnergy Technologies, Inc. ("HiEnergy") was incorporated on March 20, 2000 under the laws of the state of Washington. In October 2002, HiEnergy reincorporated under the laws of the state of Delaware.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 2 - GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the six months ended October 31, 2002 and 2001, the Company incurred net losses of $1,913,225 (unaudited) and $155,523 (unaudited), respectively, and it had negative cash flows from operations of $1,156,698 (unaudited) and $71,138 (unaudited), respectively. In addition, the Company had an accumulated deficit of $5,483,580 (unaudited) and was in the development stage as of October 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     In addition to the capital raised as of October 31, 2002 through a private placement, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

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

     Cash  and  Cash  Equivalents
     ----------------------------
     The Company maintains its cash deposits at several banks located throughout California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2002 and October 31, 2002, uninsured portions of the balances at those banks aggregated to $1,125,206 and $1,852,625 (unaudited), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Accounts  Receivable
     --------------------
     Accounts receivable at April 30, 2002 and October 31, 2002 consisted of an amount due from a governmental contract. The total accounts receivable balance  of  $70,000  was  collected  in  December  2002

     Property  and  Equipment
     ------------------------
     Property and equipment are recorded at cost and are depreciated using the straight-line method over an estimated useful life of five years.

     Patents
     -------
     The Company has filed several patent applications within and outside the United States. The outcome is indeterminable.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 3 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Loss  per  Share  (Continued)
     ----------------
     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:


                                           October 31,
                                              2002
                                           ----------
  Stock options outstanding                 6,621,913
  Warrants outstanding                      1,815,686
  Series A, convertible preferred stock       851,565
  Microdevices minority shareholders          459,222
  Microdevices option and warrant holders     997,272
                                           ----------

      TOTAL                                10,745,658
                                           ==========

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

     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------
     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 3 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recently  Issued  Accounting  Pronouncements  (Continued)
     --------------------------------------------
     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.


NOTE 4  -  PROPERTY  AND  EQUIPMENT

     Property and equipment at April 30, 2002 and October 31, 2002 consisted of the following:


                                October 31, April 30,
                                    2002      2002
                                  --------  --------
(unaudited)
  Micro sensor                    $ 53,115  $ 42,127
  Laboratory equipment             401,572         -
  Web site development              14,400    14,400
  Computer equipment                17,034     7,473
  Neutron generator                 58,000    58,000
                                  --------  --------

                                   544,121   122,000
  Less accumulated depreciation     47,694     7,432
                                  --------  --------

    TOTAL                         $496,427  $114,568
                                  ========  ========


     Depreciation expense for the six months ended October 31, 2002 and 2001 and the period from August 21, 1995 (inception) to October 31, 2002 was $40,262 (unaudited), $2,281 (unaudited), and $47,694 (unaudited), respectively.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 5 - NOTES  PAYABLE  -  RELATED  PARTIES

     Notes payable - related parties at April 30, 2002 and October 31, 2002 consisted of the following:


                                                       October 31,  April 30,
                                                         2002          2002
                                                       -----------  ---------
                                                       (unaudited)
  Unsecured notes to a majority shareholder/officer/
    director of the Company, interest payable at 6%
    per annum, maturing in December 2002.  During
    the six months ended October 31, 2002, the
    notes were paid in full (unaudited).                $       -   $  59,083

  Unsecured note to a majority shareholder/officer/
    director of the Company as a signing bonus.
    Amount is non-interest-bearing, $50,000
    payable upon receipt of $1,000,000 or more
    from any source, and $50,000 payable upon
    revenue in excess of $500,000 or $1,000,000
    of additional funds from any source.  During
    the six months ended October 31, 2002,
    $50,000 (unaudited) was repaid.                     $  50,000   $ 100,000

  Unsecured notes to a shareholder of the Company,
    interest payable at 10.5% per annum, or 15%
    per annum if in default, and due in November
    1997.  As of October 31, 2002, the notes were
    in default (unaudited).                                40,000      40,000

  Unsecured notes to a prior officer of the Company,
    interest payable at 6% per annum, and payable
    in February and March 2002.  The Company is
    currently in litigation regarding these amounts.
    As of October 31, 2002, these notes were in
    default (unaudited).                                   27,608      27,608

  Secured note to an officer/director of the Company,
    non-interest-bearing, and due in March 2002.
    The note is secured by 7,857 shares of
    common stock.  As of April 30, 2002, the note
    was in default.  During the six months ended
    October 31, 2002, the note was paid in full
    (unaudited).                                                -      50,000

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 5  -  NOTES  PAYABLE  -  RELATED  PARTIES  (CONTINUED)

                                                       October 31,  April 30,
                                                         2002          2002
                                                       -----------  ---------
                                                       (unaudited)
  Secured notes to a shareholder/prior officer and
    director of the Company, non-interest-bearing,
    and due in March 2002.  The notes are secured
    by 23,571 shares of common stock.  As of April
    30, 2002, the notes were in default.  During the
    six months ended October 31, 2002, the notes
    were paid in full.  In addition, since the notes
    were in default and the principal balance of
    $150,000 was paid late, the Company granted
    the holder of the notes a warrant to purchase
    150,000 shares of common stock (unaudited).        $        -   $ 150,000

  Unsecured amount to a prior officer of the Company
    as severance, non-interest-bearing, and payable
    upon demand.  The Company is currently in
    litigation regarding this amount.  As of October
    31, 2002, this amount was in default (unaudited).      150,000    150,000

  Unsecured notes to an unrelated party, non-interest-
    bearing, and payable upon demand.                       45,000     45,000
                                                       -----------  ---------

                                                           312,608    621,691
  Less current portion                                     312,608    621,691
                                                       -----------  ---------

      LONG-TERM PORTION                                $         -  $       -
                                                       ===========  =========

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 6  -  CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES

Convertible notes payable - related parties at April 30, 2002 and October 31, 2002 consisted of the following:

                                                       October 31,  April 30,
                                                         2002          2002
                                                       -----------  ---------
                                                       (unaudited)
  Secured note to a shareholder/director of the
    Company, interest payable at 8% per annum,
    and due in July 2001.  The note is secured
    by the patent application for Europe, Canada,
    and Japan.   The holder of the note has the
    option to convert the principal and interest into
    shares of common stock.  During the six
    months ended October 31, 2002, this note plus
    accrued interest of $780 was converted into
    5,780 shares of common stock (unaudited).           $       -   $   5,000

  Secured notes to a shareholder/director of the
    Company, interest payable at 8% per annum,
    $5,000 due in July 2001, and $5,400 due in
    July 2002.  The notes are secured by the
    patent application for Europe, Canada, and
    Japan.   The holder of the notes has the option
    to convert the principal and interest into shares
    of common stock.  As of October 31, 2002, the
    notes were in default (unaudited).                     10,400      10,400

  Secured note to a shareholder/director of the
    Company, interest payable at 8% per annum,
    and due in July 2001.  The note is secured by
    the patent application for Europe, Canada, and
    Japan.   The holder of the note has the option
    to convert the principal and interest into shares
    of common stock.  During the six months ended
    October 31, 2002, this note plus accrued
    interest of $1,678 was converted into 11,678
    shares of common stock (unaudited).                         -      10,000

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 6  -  CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES  (CONTINUED)

                                                       October 31,  April 30,
                                                         2002          2002
                                                       -----------  ---------
                                                       (unaudited)
  Secured note to a shareholder/director/prior officer
    of the Company, interest payable at 8% per
    annum, and due in July 2001.  The note is
    secured by the patent application for Europe,
    Canada, and Japan.   The holder of the note
    has the option to convert the principal and
    interest into shares of common stock.  During
    the six months ended October 31, 2002, the
    notes were paid in full (unaudited).               $        -  $    5,000

  Unsecured note to a shareholder/director/prior
    officer of the Company, interest payable at
    7% per annum, and due in January 2002.  The
    holder of the note has the option to convert
    the principal and interest into shares of common
    stock.  During the six months ended October 31,
    2002, the notes were paid in full (unaudited).               -      5,000
                                                       -----------  ---------

                                                            10,400     35,400
  Less current portion                                      10,400     35,400
                                                       -----------  ---------

      LONG-TERM PORTION                                $         -  $       -
                                                       ===========  =========

NOTE 7  -  COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements
     ----------------------
     In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

     - The Company must pay a signing bonus of $100,000, of which $50,000 (unaudited) was paid during the six months ended October 31, 2002.

     - The Company must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 7 - COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Employment  Agreements  (Continued)
     ----------------------
     - The Company granted options to purchase 2,482,011 shares of common stock at an exercise price of $0.134 per share, vesting immediately, and which are exercisable from time to time within the period ending November 30, 2008.

     - The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year. As of October 31, 2002, the Company is required to grant options to purchase 405,492 shares of common stock.

     - The Company will provide its Chief Scientist/Chairman of the Board a car, pay his and his family's health insurance, provide life and disability insurance and will reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal tax liabilities arising up to $75,000. During the six months ended October 31, 2002, the Company paid $17,500 (unaudited) for an automobile deposit on behalf of its Chief Scientist/Chairman of the Board.

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

     - In December 2002, the Company increased its Chief Scientist/Chairman of the Board's base salary to $175,000 per year, effective November 2002.

     - If the agreement is terminated by the Company without cause, the Company shall pay its Chief/Scientist/Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 7 - COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Employment  Agreements  (Continued)
     ----------------------
     In September 2002, the Company entered into a three-year employment agreement with its President/Chief Executive Officer. Major terms of the agreement are as follows:

     -    The  Company  must  pay  a  base  salary  as  follows:

          -    $135,000  per  year

          - $175,000 per year when the Company receives new revenue and/or new financing in excess of $2,000,000

          - $250,000 per year when the Company receives new revenue and/or new financing in excess of $4,000,000

          - The officer is entitled to a bonus equal to $250,000 once the Company achieves two consecutive quarters of positive cash flows from operations.

          - The Company granted options to purchase 3,005,038 shares of common stock, which represents an amount equal to 10% of the Company's outstanding common stock on a fully diluted basis as of September 30, 2002. Of these options, 75% vest 1/12 on a quarterly basis over the next 36 months. The remaining 25% vest on the earlier of a) the date when the Company's closing price of its common stock has equaled or exceeded $1.75 for 90 consecutive calendar days, b) the date immediately preceding a sale of the Company for $1.75 per share of common stock or more, or c) if the Company's common stock ceased to be publicly traded on the date following the closing of an offering at a deemed price per share of common stock of $1.75 or more.

               The exercise price is fixed six months after September 25, 2002 at the lesser of a) $1 per share, b) for any offering of preferred or common stock that closes within six months from September 25, 2002, the following percentage of price per unit:
               (i) for preferred with warrants - 70%, (ii) for preferred without warrants - 80%, (iii) for common with warrants - 90%, (iv) for common without warrants - 100%. The Company granted the stock options below the fair market on the date of grant. As none of the stock options vested as of October 31, 2002, the Company recorded deferred compensation of $3,305,542, which will be expensed as the options vest.

          - If the agreement is terminated without cause, the Company must pay its President/Chief Executive Officer an amount equal to the executive's annual salary, payable in 12 monthly installments following the termination date, and health insurance benefits for 12 months.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 7 - COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Employment  Agreements  (Continued)
     ----------------------
     In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company will pay a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company's common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. As of October 31, 2002, the 11,178 shares of common stock given under this agreement were valued at $21,350, which approximates the fair value of the shares.

     Consulting  Agreements  (unaudited)
     ----------------------
     In July 2002, the Company entered into a three-year consulting agreement, whereby the consultant will assist the Company with business development, product and corporate image advertising, and access to government grants and purchases. The Company will pay the consultant $20,000 per month, plus 5% of any gross revenues collected in cash from government grants or business and other third-party business that the consultant produces for the Company. Furthermore, the consultant was granted options to purchase 1,000,000 shares of common stock. Of these options, 500,000 vested immediately, and the remaining 500,000 vest one year after the Company's Minisenzor product is operational and ready to be shown. The stock options have an exercise price of $1 per share and are exercisable for six years from the date of grant.

     The Company recorded deferred compensation of $761,007 related to the vested options, which will be amortized over three years, which represents the term of the consulting agreement. During the six months ended October 31, 2002, $84,556 was expensed and is included in general and administration expenses in the accompanying statement of operations.

     In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued a warrant to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. The warrants were valued at $187,163, of which $46,791 was expensed and is included in general and administration expenses in the accompanying statement of operations. The remaining balance of $140,372 is included in other current assets, which will be amortized over the term of the consulting agreement. Either party may terminate the agreement six months after the commencement of this agreement.

     In September 2002, the Company entered into a one-year consulting agreement with its prior Chief Executive Officer. Under the terms of the agreement, the Company will pay $5,000 per month, plus out-of-pocket expenses.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 7 - COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Placement  Agent  Agreement
     ---------------------------
     In August 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange the sale of debt or equity securities. Major terms of the agreement are as follows:

     - Upon execution of the agreement, the Company issued warrants to purchase 100,000 shares of common stock, exercisable at $0.01 per share. The warrants vest immediately and expire five years from date of grant.

     - The Company paid a placement fee equal to 8% on any gross proceeds received by the Company.

     - The Company issued warrants to purchase 10% of the amounts of securities issued to investors. The exercise price of the warrants were equal to the price at which the security was issued. The warrants vest immediately and expire five years from the date of grant. Upon the closing of the preferred stock private placement and closing of the common stock private placement, the Company issued a warrant to purchase 117,994 and 161,994 shares of common stock, respectively at an exercise price of $1.15 per share and $1.35 per share, respectively.

     - In December 2002, to cancel the remainder of the terms of this agreement, the Company issued a warrant to purchase 150,000 shares of common stock. The warrants vest immediately, with an exercise price of $2.48 per share, and expire five years from the date of grant.

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

     In addition, the Company has not filed certain of its 1099's, W-2's, and payroll tax returns for the calendar years ended December 31, 1995 through 2001. As of April 30, 2002 and October 31, 2002, the Company has accrued $350,000 and $350,000 (unaudited), respectively, for payroll taxes, penalties, and interest. The Board of Directors has approved the Company filing these items.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 7 - COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

     Warrant  and  Option  Holders
     -----------------------------
     Microdevices has granted stock options and warrants to purchase 12,365 and 32,247 shares, respectively, of common stock. These stock options and warrants are exercisable at $3.50 per share. If the stock option and warrant holders exercise their stock options and warrants, the Company has agreed to allow these stock option and warrant holders to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share (or $0.157 per share). If these stock option and warrant holders exercise and convert their shares, the Company will be required to issue 997,272 additional shares of common stock to the stock option and warrant holders.

     During the six months ended October 31, 2002, 2,047 (unaudited) of the above stock options were exercised via a cash payment of $7,164 (unaudited), or $3.50 per share. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of
     22.3524  per  share,  or  45,755  (unaudited)  shares  of  common  stock.

     During the six months ended October 31, 2002, options to purchase 4,000 (unaudited) shares of Microdevices' common stock were assumed by the Company at an exchange rate of 22.3524 per share (or $0.157 per share). Therefore, the Company issued options to purchase 89,410 shares of its common stock at an exercise price of $0.157 per share.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 8 - PREFERRED  STOCK

     Series  A  Convertible,  Redeemable  Preferred  Stock  (unaudited)
     -----------------------------------------------------

     In August 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation to establish Series A convertible preferred stock (the "Series A"), par value $0.001 per share. The Company is authorized to issue 345 shares of the Series A. Each share is convertible on either of these events a) any time at the option of the holder at $1.15 per share or b) mandatorily convertible two years following the issuance date at $1.15 per share. Under certain circumstances the conversion price is subject to adjustment. Furthermore, upon a certain major transaction or triggering event, the holder of the Series A has the right to require the Company to redeem all or a portion of the Series A at a price per share equal to the liquidation preference, plus any accrued but unpaid dividends and liquidated damages.

     The liquidation preference is $10,000 per share. The holders of the Series A are entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 8%, or $800 per share in advance for each of the first two years. The dividends may be paid in cash or common stock at the election of the Board of Directors. The Series A has certain class voting rights and general voting rights.

     In October 2002, the Company sold 98 shares of the Series A for net cash proceeds of $800,396. At the time of issuance, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the Series A was convertible immediately, the Company recorded a beneficial conversion feature upon issuance of $767,431.

     As of December 2002, the Company may be in default with a triggering event, therefore the holders of the Series A may be able to request the Company to redeem their shares in cash at $10,000 per share. If all holders were to request redemption, the Company would be required to make a cash payment of $979,300.

NOTE 9 - SHAREHOLDERS'  EQUITY  (DEFICIT)

     Common  Stock  Issued  for  Cash  (unaudited)
     --------------------------------
     During the six months ended October 31, 2002 and 2001 and the period from August 21, 1995 (inception) to October 31, 2002, the Company issued 0, 344,255, and 2,677,497, shares, respectively, of common stock in exchange for cash of $0, $95,000, and $882,723, respectively.

     Common  Stock  Issued  for  Services  Rendered  (unaudited)
     ----------------------------------------------
     During the six months ended October 31, 2002 and 2001 and the period from August 21, 1995 (inception) to October 31, 2002, the Company issued 0, 1,051,318, and 11,702,703 shares, respectively, of common stock in exchange for services rendered valued at the fair market value of the stock given of $0, $47,030, and $428,954, respectively.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================


NOTE 9 - SHAREHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

     Notes  Payable  Converted  into  Common  Stock  (unaudited)
     ----------------------------------------------
     During the six months ended October 31, 2002 and 2001 and the period from August 21, 1995 (inception) to October 31, 2002, the Company issued 37,898, 0, and 37,898 shares, respectively, of common stock for principal and accrued interest of $37,896, $0, and $37,896, respectively.

     Common  Stock  Issued  in  Private  Placements
     ----------------------------------------------
     In April 2002, the Company completed its first closing of its private placement, whereby 1,225,000 shares of common stock were issued in exchange for cash of $1,225,000. The private placement offering was originally slated to close at the same time as the voluntary share exchange. HiEnergy extended the term of the offering and increased the size to a maximum of 2,000,000 shares of common stock at $1 per share.

     In June 2002, the Company completed its second closing of its private placement, whereby 500,000 shares (unaudited) of common stock were issued in exchange for cash of $500,000 (unaudited). The private placement has been closed.

     In October 2002, the Company completed a private placement, issuing 1,349,934 (unaudited) shares of common stock in exchange for net cash proceeds of $1,625,614 (unaudited), of which $184,000 (unaudited) was recorded as a subscription receivable and collected in November 2002.

     Common  Stock  Issued  for  Dividends  (unaudited)
     -------------------------------------
     In October 2002, the Company issued 68,150 shares of common stock for $78,360 of dividends accrued on the Series A.

     Common  Stock  Issued  for  Employee  Bonus  (unaudited)
     -------------------------------------------
     The Company issued 11,178 shares of common stock to an employee of the Company in lieu of a cash bonus. The shares were valued at $21,350, which approximates the fair value of the shares.

     Stock  Splits
     -------------
     In September 1998 and May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 9 - SHAREHOLDERS'  EQUITY  (DEFICIT)  (CONTINUED)

     Stock Options and Warrants (unaudited) The following summarizes the stock options and warrant transactions:


                     Weighted-          Weighted-          Weighted-          Weighted-
                     Average             Average            Average           Average
                     Granted  Stock      Granted            Granted  Total    Granted
            Stock     Price   Options    Price   Warrants   Price   Options    Price
           Options     Per      Non-      Per       Non-     Per      and       Per
           Employee   Share   Employee   Share   Employee   Share   Warrants   Share
           ---------  ------  ---------  ------  ---------  ------  ---------  ------
Out-
standing,
April 30,
2002       2,482,011  $ 0.13          -  $    -          -  $    -  2,482,011  $ 0.13

Granted    3,005,038  $ 1.00  1,045,454  $ 1.00  1,815,686  $ 1.68  5,866,178  $ 1.21

Trans-
ferred        89,410  $ 0.16          -  $    -          -  $    -     89,410  $ 0.16
           ---------          ---------          ---------          ---------

OUT-
STANDING,
OCTOBER
31, 2002   5,576,459  $ 0.60  1,045,454  $ 1.00  1,815,686  $ 1.68  8,437,599  $ 0.88
           =========          =========          =========          =========

OUT-
STANDING,
OCTOBER
31, 2002   2,571,421  $ 0.13    500,000  $ 1.00  1,815,686  $ 1.68  4,887,107  $ 0.80
           =========          =========          =========          =========

NOTE 10 - FINANCING  EXPENSE  -  RELATED  PARTY  (UNAUDITED)

     In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/prior director of the Company. The warrants vest immediately, are exercisable at $1 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/prior officer/director of the Company, the Company granted these warrants. Accordingly, the Company recorded financing expense of $223,710 during the six months ended October 31, 2002.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND OCTOBER 31, 2002 (UNAUDITED)
================================================================================

NOTE 11 - RELATED  PARTY  TRANSACTIONS

     During the six months ended October 31, 2002 and 2001 and the period from August 21, 1995 (inception) to October 31, 2002, the Company purchased $4,767 (unaudited), $0 (unaudited), and $4,767 (unaudited), respectively, of property and equipment from a Board member.

     See  Notes  5,  6,  and  10  for  additional  related  party  transactions.


NOTE 12 - SUBSEQUENT  EVENTS

     In November 2002, the Company entered into a four month consulting agreement with a public relations firm. Under the terms of the agreement, the Company will pay $12,500 per month, plus out-of-pocket expenses.

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

OVERVIEW

Our parent public company was incorporated under the laws of the State of Washington on March 20, 2000, under the name SLW Enterprises Inc. On April 30, 2002, SLW changed its name to HiEnergy Technologies, Inc. in conjunction with the acquisition of an approximately 92% interest in HiEnergy Microdevices, Inc., a Delaware corporation based in Irvine, California in the business of developing a stoichiometric-based technology that can remotely determine the empirical chemical composition of substances, including explosives, biological weapons and illegal drugs. HiEnergy Microdevices was formed on August 21, 1995.

The acquisition of HiEnergy Microdevices by SLW occurred on April 25, 2002. SLW acquired HiEnergy Microdevices pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, former stockholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprised five of the six directors of the parent public company. The composition of our board of directors has subsequently evolved due to resignations and an appointment to fill a vacancy on the board.

On October 22, 2002, we changed the domicile of our parent public company from the State of Washington to Delaware. Our parent public company's name remains HiEnergy Technologies, Inc., and our common shares continue to trade on the NASD's Over-the-Counter Bulletin Board under the symbol "HIET".

We plan to develop three detection systems based on our innovative stoichiometric technology, which has been proven in the laboratory to remotely and non-intrusively determine the chemical formulas of certain concealed substances in controlled situations and "see through" metals and other materials.

Prior to the reverse take-over transaction, SLW's initial efforts focused on establishing a web-based nutritional supplement sales business.

BASIS  OF  PRESENTATION

For accounting purposes, the voluntary share exchange transaction between HiEnergy Technologies and HiEnergy Microdevices has been treated as a recapitalization of HiEnergy Technologies, with HiEnergy Microdevices as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

We have prepared our unaudited Consolidated Financial Statements on a going concern basis in accordance with generally accepted accounting principles in the United States. This going concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

CRITICAL  ACCOUNTING  ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OPERATING  RESULTS

For the six months ended October 31, 2002, we incurred a net loss of approximately $1.9 million, as compared to a net loss of approximately $156,000 for the same period in 2001. For the three months ended October 31, 2002, we incurred a net loss of approximately $1.0 million, as compared to a net loss of approximately $109,000 for the same period in 2001. For the six months ended October 31, 2002, we had negative cash flows from operations of approximately $1.2 million. In addition, we had an accumulated deficit of approximately $5.5 million and were in the development stage as of October 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001

     REVENUE

We had revenues of approximately $41,000 during the three-month period ended October 31, 2002, as compared to revenues of approximately $26,000 during the same period last year. Our revenues were derived from government grants for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our revenues will most likely be limited to government grants. We cannot predict exactly when we will complete development of our planned detection systems and begin production for specific applications, but we expect that it will not be within the fiscal year that will end on April 30, 2003.

     OPERATING  EXPENSES

Our operating expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, and fees for professional services.

Our general and administration expenses increased to approximately $1.0 million during the three-month period ended October 31, 2002, from approximately $136,000 during the same period in 2001. The increase in operating expenses was primarily due to increases in administrative personnel, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

     DEPRECIATION

Accumulated depreciation for property and equipment at October 31, 2002 was approximately $48,000. Depreciation expense for the three-month periods ended October 31, 2002 and 2001 was approximately $26,000 and $1,000, respectively.

SIX  MONTHS ENDED OCTOBER 31, 2002 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2001

     REVENUE

We had revenues of approximately $41,000 during the six-month period ended October 31, 2002, as compared to revenues of approximately $117,000 during the same period last year. Our revenues were derived from government grants for development and testing of our remote detection technology.

     OPERATING  EXPENSES

Our general and administration expenses increased to approximately $1.8 million during the six-month period ended October 31, 2002, from approximately $271,000 during the same period in 2001. The increase in operating expenses was primarily due to increases in administrative personnel, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

OTHER  MATTERS

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

     RECENT  ACCOUNTING  PRONOUNCEMENTS

The subsection of Note 3 to the unaudited Notes to the Financial Statements entitled "Recently Issued Accounting Pronouncements" is incorporated herein by reference.

LIQUIDITY  AND  CAPITAL  RESOURCES;  PLAN  OF  OPERATION

During the six months ended October 31, 2002, we used approximately $1.2 million for operating activities, approximately $422,000 to acquire equipment and approximately $300,000 to repay related party liabilities. These uses of cash were funded principally through opening cash on April 30, 2002 of approximately $1.1 million and private placement offerings that provided net proceeds of approximately $2.9 million. As of October 31, 2002, we had cash of approximately $1.9 million, funds in transit from a closing of approximately $184,000 and current liabilities of approximately $1.3 million.

We raised approximately $2.5 million in net proceeds (after commissions) during the three months ended October 31, 2002. On October 7, 2002, we closed an offering of our Series A Convertible Preferred Stock, providing net proceeds (after commissions) of approximately $855,000. We issued approximately 98 Series A Preferred shares at a face value of $10,000 per share. The Series A Preferred shares are convertible into common stock at a fixed rate of $1.15 per share. Each investor also received 30% warrant coverage, based on the number of common shares their Series A Preferred can be converted into, with an exercise price of $1.50 per share. We also paid an 8% dividend on the Series A Preferred in advance by issuing approximately 68,000 common shares to the investors. On October 31, 2002, we completed an offering of our common stock, providing net proceeds (after commissions) of approximately $1.7 million. We issued approximately 1.3 million common shares at a price per share of $1.35. Each investor also received 20% warrant coverage, based on the number of common shares purchased, with an exercise price of $2.50 per share. The offerings and sales of our Series A Preferred Stock and our common stock were not registered under the Securities Act and were conducted pursuant to applicable exemptions from the Securities Act's registration requirements. This disclosure is not an offer of securities by us or a solicitation of an offer to buy securities from us. Placements were made only to accredited investors with preexisting contacts with HiEnergy Technologies and its authorized representatives.

Before December 31, 2002, we plan to repay $50,000 of the approximately $323,000 of related party notes payable that were outstanding. Of the remaining unpaid balance, approximately $178,000 is the subject of litigation with the former president of HiEnergy Microdevices and approximately $95,000 is in default or due on demand. After filing our delinquent tax returns, we intend to negotiate payment schedules with relevant taxing authorities. As of October 31, 2002, we had accrued $350,000 as an estimate of our liability in connection with unfiled returns, principally due to unpaid employee withholding, social security and medicare taxes.

On November 6, 2002, we filed a registration statement on Form SB-2 to register an offering of common stock by some of our shareholders on a delayed and continuous basis. The Securities and Exchange Commission has notified us that it will not review the registration statement. During the course of our ongoing due diligence in connection with this filing, we have determined that certain disclosures should be updated prior to requesting that the Securities and Exchange Commission declare the registration statement effective. We intend to file a pre-effective amendment to the registration statement that updates these disclosures and includes updated financial statements. Certain shareholders may have rights under their respective registration rights agreements to demand payment of penalties because we have not requested the Securities and Exchange Commission to declare our registration statement effective. Although we believe we have valid reasons for amending our registration statement, we may be liable for these penalties nonetheless. If a court determines us liable for these penalties, or if we agree to pay them to avoid litigation, the penalties would be approximately $28,000 for the first month (ending in December) and approximately $42,000 per month thereafter. We cannot predict whether the Securities and Exchange Commission will decide to review our pre-effective amendment, but a decision to review our filing could substantially lengthen the period during which we will be exposed to liability for penalties. We have the option to pay a portion of these penalties in common stock that would be included in the registration statement. Although we believe we have valid reasons for amending our registration statement, it may be possible for our Series A shareholders to claim a right to redeem their Series A Convertible Preferred Stock by alleging that our decision to update and amend our registration statement is a material breach of our registration rights agreement with them. If all of our Series A shareholders made such a claim and prevailed, we would have to redeem their Series A shares in an amount of approximately $1.0 million. Although this claim is a reasonable possibility, we do not believe it is probable, and we believe we have defenses against it.

During the second quarter of 2002, our monthly cash used in operations has been around $225,000, and we expect our monthly cash used in operations to increase to approximately $250,000 per month. We have no contractual obligations to make capital expenditures. Thus far during the fiscal year ending April 30, 2003, we have made capital expenditures of approximately $680,000. We intend to make additional capital expenditures of approximately $400,000, for a total of approximately $1.1 million during the fiscal year ending April 30, 2003, to further the development and testing of our technology and proposed products. If we make all of these capital expenditures and our cash used in operations remains steady at approximately $250,000 per month, we expect to have enough cash to support our operations for approximately 9 to 12 months.

The continued development and testing of our technology to create market-ready products depends upon raising additional funds. We anticipate needing an additional $3.0 million for the year ending April 30, 2004, in order to continue our operations at their current level. We believe we have sufficient authorized capital to raise approximately $3.0 million during the coming fiscal year, as our Certificate of Incorporation authorizes 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 6, 2002, there were 24,042,360 shares of common stock and approximately 98 shares of preferred stock outstanding. There can, however, be no assurance that we will be able to continue as a going concern or achieve material revenues or profitable operations.

In August 2002, our project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research
("SBIR")  program  to receive up to $780,000 in funding over two years for Phase

II testing and development of an anti-tank landmine detection system. The total cost of the project is $1,400,000, which includes private matching funds of $550,000 and $70,000 granted by the Department of Defense for Phase I testing of the system currently being completed. The private contribution consists of approximately $200,000 in matching funds from private individuals and approximately $350,000 worth of HiEnergy's hi-tech equipment. The selection is subject to successful contract negotiations and is based on availability of government funds. We are continuing to negotiate the contractual terms with the Department of Defense.

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


ITEM  3.  CONTROLS  AND  PROCEDURES

(A)  EVALUATION  OF  CONTROLS  AND  PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Tom Pascoe, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13(a) -14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that he is alerted on a timely basis to material information relating to HiEnergy Technologies (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act and that such information is recorded, processed and reported as and when required.

(B)  CHANGES  IN  INTERNAL  CONTROLS

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The lawsuit filed by Mr. Keith Cowan, a former CEO and President of HiEnergy Microdevices, against HiEnergy Microdevices, Dr. Maglich and Mr. Alden has been previously reported in our Form 10-KSB for the fiscal year ended April 30, 2002, which was filed with the Commission on July 29, 2002. A summary judgment hearing was held on October 10, 2002. The court denied Mr. Cowan's motion for summary judgment and the case is proceeding towards trial, which is scheduled to take place in March 2003. As of the date of this report, no settlement has been reached.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2002

- In October 2002, we issued 1,349,934 shares of common stock and 269,990 warrants in connection with a private placement offering of our common stock at $1.35 per unit for aggregate gross proceeds from the offering of approximately $1.8 million. The warrants have an exercise price of $2.50 and a term of 3 years. Fees consisting of approximately $146,000 and warrants to purchase approximately 162,000 shares of common stock, with an exercise price of $1.35 per share and a term of five years, were paid to H.C. Wainwright & Co., Inc., our placement agents, in connection with this offering. All of the investors who purchased shares of common stock through the private placement were accredited investors. We believe that the offer and sale of the securities through the private placement offering were exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States citizens, comprising approximately $887,000 of the offering, we believe that the offer and sale of securities was exempt pursuant to Regulation S under the Securities Act.

- In October 2002, we issued approximately 98 shares of Series A Convertible Preferred Stock, approximately 68,000 shares of common stock, and approximately 256,000 warrants in connection with the closing of a private placement offering of our Series A Convertible Preferred Stock at a face value of $10,000 per share for aggregate gross proceeds of approximately $930,000. The shares of Series A Preferred are convertible into common stock at an exchange rate of $1.15 per share. The warrants have an exercise price of $1.50 per share and a term of two years. Fees consisting of approximately $74,000 and warrants to purchase approximately 118,000 shares of common stock, with an exercise price of $1.15 per share and a term of five years, were paid to H.C. Wainwright & Co., Inc., our placement agents, in connection with this offering. All of the investors who purchased Series A Preferred shares and warrants through the private placement were accredited investors. We believe that the offer and sale of the securities through the private placement offering were exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States' citizens, comprising $190,000 of the offering, we believe that the offer and sale of securities were exempt pursuant to Regulation S under the Securities Act.

- In September 2002, we issued a stock option to Tom Pascoe, our President and CEO and a director, to purchase 3,005,038 shares of common stock in connection with his employment agreement with us. Mr. Pascoe is an accredited investor. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

- As an accommodation to adjust amounts owing to QED Law Group, P.L.L.C., on September 25, 2002, we issued stock options to Shea Wilson and Derek Woolston to purchase an aggregate of 45,454 shares of common stock at $1.00 per share. September 25, 2002 was the third trading day following our filing of a report on Form 10-QSB for the quarterly period ended July 31, 2002. The closing sales price on September 25, 2002 was $2.10. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or
     Section  4(2)  under  the  Securities  Act.

- In September 2002, we issued a stock option to Michal Levy, our Corporate Secretary and Vice President, to purchase 89,410 shares of common stock at $0.157 per share pursuant to her employment agreement with us. In September 2002, we also issued 11,178 shares of common stock to Ms. Levy pursuant to her employment agreement with us. Ms. Levy is an accredited investor. We believe the issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

- In August 2002, we issued warrants to purchase 100,000 shares of common stock, with an exercise price of $0.01 per share and a term of five years, to H.C. Wainwright & Co., Inc. as a retainer fee in connection with a placement agent letter agreement. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

- In August 2002, we issued a warrant to Primoris Group Inc. to purchase 400,000 shares of common stock at $2.00 per share with a term of 2 years in connection with a consulting agreement. Primoris Group Inc. provides investor relations services to us. Since Primoris Group Inc. is an Ontario corporation and has its headquarters in Toronto, Ontario, we believe the issuance of securities was exempt from registration under Regulation S under the Securities Act.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On October 10, 2002, we held our annual meeting of stockholders in Irvine, California. At the meeting, our stockholders were asked to vote on the election of members to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our stockholders as a result of the following votes:

                       Votes "For" Election     Votes "Withheld"
Bogdan C. Maglich           16,831,957              1,550
Gregory F. Gilbert          16,831,957              1,550
Barry Alter                 16,831,957              1,550
Harb S. Al Zuhair           16,831,957              1,550
Richard F. Alden            16,800,663             32,844

In addition to the election of directors, the following matters were voted upon at the annual meeting:

- To ratify the Board of Directors' selection of Singer Lewak Greenbaum & Goldstein as our independent auditors for the fiscal year ending April 30, 2003. The votes were cast as follows: 16,820,578 in favor of ratification; 954 against ratification; and 16,975 abstaining.

- To ratify the Board of Directors' grant of a stock option to Dr. Bogdan Maglich to purchase 2,482,011 shares of common stock of the Company at $0.134 per share. The votes were cast as follows: 7,370,799 in favor of ratification and 11,404 against ratification. 8,457,359 shares whose beneficial ownership is attributed to Dr. Maglich under rules administered by the Commission were excluded from the voting group entitled to vote on this proposal.

-    To  ratify  the  Board  of  Directors'  approval  of HiEnergy Technologies'
     Employment Agreement, as amended, with Dr. Bogdan Maglich, including the issuance of additional stock options to Dr. Maglich during the term of his Employment Agreement. The votes were cast as follows: 7,332,002 in favor of ratification and 50,201 against ratification. 8,457,359 shares whose beneficial ownership is attributed to Dr. Maglich under rules administered by the Commission were excluded from the voting group entitled to vote on this proposal.

- To ratify the Board of Directors' grant of a stock option to Mr. Isaac Yeffet to purchase 1,000,000 shares of common stock of the Company at $1.00 per share. At the meeting several stockholders proposed to add a performance condition to Mr. Yeffet's consulting agreement with HiEnergy Technologies requiring Mr. Yeffet to provide additional and more specific performance requirements for his services to HiEnergy Technologies, including a monthly written report, weekly communications and a defined time commitment. The votes were cast as follows: 8,457,359 shares were voted at the meeting in favor of ratifying Mr. Yeffet's option, subject to the Board negotiating the proposed change with Mr. Yeffet; 7,298,207 shares voted by proxy in favor of ratifying Mr. Yeffet's option, without advance notice of the proposed change; 7,404 voted against ratification; and 17,975 abstained.

- To adopt and approve the Agreement and Plan of Merger to effect a change in domicile of the Company from Washington to Delaware. The votes were cast as follows: 15,837,608 in favor of ratification; 1,954 against ratification; and 0 abstaining.

No  other  matters  were  submitted  to  our stockholders at the annual meeting.

ITEM  5.  OTHER  INFORMATION

RESIGNATION  OF  DIRECTOR

After serving on HiEnergy Microdevices' Board of Directors since 1997 and on HiEnergy Technologies' Board of Directors since April 2002, Mr. Richard Alden has resigned as a director from both Boards, effective December 2, 2002.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
 2.1* Agreement and Plan of Merger dated October 18, 2002 by and between the Registrant and its wholly owned subsidiary, HiEnergy Technologies, Inc., a Delaware corporation

 3.1*     Certificate  of Incorporation filed on October 17, 2002

 3.2*     Bylaws  adopted  on  October  18,  2002

 4.1*     Specimen  Common  Stock  Certificate

 4.2*     Specimen  Series  A  Convertible  Preferred  Stock  Certificate

 4.3 Designation of Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Exhibit 3.1)

 4.4* Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock investor


 4.5* Registration Rights Agreement dated July 12, 2002 between the Registrant and Isaac Yeffet

 4.6* Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.


 4.7* Form of Registration Rights Agreement dated October 7, 2002 between the Registrant and the Series A Convertible Preferred Stock investors

  4.8* Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to each Series A Convertible Preferred Stock investor

  4.9* Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement Common Stock Investor

 4.10* Form of Warrant Certificate issued by the Registrant to each October 2002 Private Placement Common Stock investor

 10.1* Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics

 10.2* Amended and Restated Nonqualified Stock Option dated July 12, 2002 issued by the Registrant to Isaac Yeffet

 10.3* Consulting Agreement dated August 1, 2002 between the Registrant and Primoris Group Inc.

 10.4* Amendment No. 1 to the Consulting Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

 10.5* Nonqualified Stock Option (Warrant) dated August 1, 2002 issued by the Registrant to Primoris Group Inc.

 10.6* Letter Employment Agreement dated February 26, 2002 between HiEnergy Microdevices, Inc. and Michal Levy

 10.7* Assignment, Assumption and Amendment of Employment Agreement dated September 17, 2002 by and among the Registrant, HiEnergy Microdevices, Inc. and Michal Levy

 10.8* Nonqualified Stock Option dated September 17, 2002 issued by the Registrant to Michal Levy

 10.9* Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Chapin E. Wilson

10.10* Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Derek W. Woolston

10.11* Employment Agreement dated September 25, 2002 between the Registrant and Tom Pascoe

10.12* Nonqualified Stock Option effective September 25, 2002 issued by the Registrant to Tom Pascoe

10.13* Form of Series A Convertible Preferred Stock Purchase Agreement dated October 7, 2002 between the Registrant and the investors named therein

10.14* Consulting Agreement dated September 25, 2002 between the Registrant and Barry Alter

10.15* Form of Subscription Agreement between the Registrant and each April 2002 Private Placement Common Stock investor

10.16* Form of Subscription Agreement between the Registrant and each October 2002 Private Placement Common Stock investor

10.17 Form of Warrant Certificate dated August 11, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.18 Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.19 Form of Warrant Certificate dated October 31, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

* Filed on November 6, 2002 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-101055) and incorporated herein by reference.


(B)  REPORTS  ON  FORM  8-K

On September 20, 2002, we filed a report on Form 8-K dated September 20, 2002. The report contained an Item 7, listing exhibits, and an Item 9 disclosure regarding the Section 906 Certifications under the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HIENERGY  TECHNOLOGIES,  INC.



Date:    December  16,  2002               By:  /s/  Tom  Pascoe
      ------------------------------          ------------------------
                                           Name:  Tom  Pascoe
                                           Title: Chief Executive Officer and
                                                  Principal Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I,  Tom  Pascoe,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of HiEnergy Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   December  16,  2002                  /s/  Tom  Pascoe
    -----------------------------          ------------------------
                                           Tom  Pascoe
                                           Chief  Executive  Officer  and
                                           Principal  Financial  Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
 2.1* Agreement and Plan of Merger dated October 18, 2002 by and between the Registrant and its wholly owned subsidiary, HiEnergy Technologies, Inc., a Delaware corporation

 3.1*     Certificate  of Incorporation filed on October 17, 2002

 3.2*     Bylaws  adopted  on  October  18,  2002

 4.1*     Specimen  Common  Stock  Certificate

 4.2*     Specimen  Series  A  Convertible  Preferred  Stock  Certificate

 4.3 Designation of Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Exhibit 3.1)

 4.4* Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock investor


 4.5* Registration Rights Agreement dated July 12, 2002 between the Registrant and Isaac Yeffet

 4.6* Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.


 4.7* Form of Registration Rights Agreement dated October 7, 2002 between the Registrant and the Series A Convertible Preferred Stock investors

  4.8* Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to each Series A Convertible Preferred Stock investor

  4.9* Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement Common Stock Investor

 4.10* Form of Warrant Certificate issued by the Registrant to each October 2002 Private Placement Common Stock investor

 10.1* Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics

 10.2* Amended and Restated Nonqualified Stock Option dated July 12, 2002 issued by the Registrant to Isaac Yeffet

 10.3* Consulting Agreement dated August 1, 2002 between the Registrant and Primoris Group Inc.

 10.4* Amendment No. 1 to the Consulting Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

 10.5* Nonqualified Stock Option (Warrant) dated August 1, 2002 issued by the Registrant to Primoris Group Inc.

 10.6* Letter Employment Agreement dated February 26, 2002 between HiEnergy Microdevices, Inc. and Michal Levy

 10.7* Assignment, Assumption and Amendment of Employment Agreement dated September 17, 2002 by and among the Registrant, HiEnergy Microdevices, Inc. and Michal Levy

 10.8* Nonqualified Stock Option dated September 17, 2002 issued by the Registrant to Michal Levy

 10.9* Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Chapin E. Wilson

10.10* Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Derek W. Woolston

10.11* Employment Agreement dated September 25, 2002 between the Registrant and Tom Pascoe

10.12* Nonqualified Stock Option effective September 25, 2002 issued by the Registrant to Tom Pascoe

10.13* Form of Series A Convertible Preferred Stock Purchase Agreement dated October 7, 2002 between the Registrant and the investors named therein

10.14* Consulting Agreement dated September 25, 2002 between the Registrant and Barry Alter

10.15* Form of Subscription Agreement between the Registrant and each April 2002 Private Placement Common Stock investor

10.16* Form of Subscription Agreement between the Registrant and each October 2002 Private Placement Common Stock investor

10.17 Form of Warrant Certificate dated August 11, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.18 Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.19 Form of Warrant Certificate dated October 31, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

* Filed on November 6, 2002 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-101055) and incorporated herein by reference.