Form 10KSB/A
period 2002-04-30
HIENERGY TECHNOLOGIES INC
filed 2003-03-11
CIK 1112424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
(Mark one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended     April 30, 2002
                                                --------------
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition Period from ______________ to ______________

                   Commission file number:           0 - 32093
                                          --------------------

                             HiEnergy Technologies, Inc.
               --------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                91-2022980
 ----------------------------------------          -------------------
    (State or other jurisdiction of                (I.R.S.  Employer
     incorporation or organization)                 Identification No.)

 1601 Alton Parkway, Unit B, Irvine, California          92606
 ----------------------------------------------     ---------------
   (Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number:(949) 757-0855
                                              --------------

Securities registered under Section 12(b) of the Act:        None
                                                      ------------------------

Securities registered under Section 12(g) of the Act:  Common Stock, par value
                                                       $0.001 per share
                                                      -------------------------
                                                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.
Yes   [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:      $148,166
                                                                  ----------

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

Documents incorporated by reference:   None.
                                     ----------

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]   No [X]

EXPLANATORY NOTE:

THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED APRIL 30, 2002, CORRECTS CERTAIN DISCLOSURES CONTAINED IN ITEM 9 IN THE BIOGRAPHICAL INFORMATION FOR GREGORY F. GILBERT.

WE RECENTLY OBTAINED INFORMATION CONCERNING MR. GILBERT'S PAST THAT SHOULD HAVE BEEN INCLUDED IN HIS BIOGRAPHICAL INFORMATION. SPECIFICALLY, WE OBTAINED A COPY OF A "FINAL JUDGMENT AS TO GREGORY GILBERT" FROM THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF COLUMBIA DATED MAY 7, 1999, AND FILED MAY 10, 1999, IN SEC v. BIO-TECH INDUSTRIES, INC., ET AL., CASE NO. 98 CIV. 2298. BASED ON A REVIEW OF THE CIVIL DOCKET FOR THIS CASE, WE DO NOT BELIEVE THIS JUDGMENT, AS REINSTATED ON OR ABOUT JULY 20, 1999, HAS BEEN REVERSED, SUSPENDED OR VACATED.

THE JUDGMENT PERMANENTLY RESTRAINS AND ENJOINS MR. GILBERT FROM VIOLATING THE ANTI-FRAUD PROVISIONS OF THE SECURITIES EXCHANGE ACT OF 1934 AND IMPOSES A CIVIL PENALTY OF $100,000 ON HIM. MR. GILBERT DID NOT DISCLOSE THIS JUDGMENT TO US DURING THE COURSE OF OUR PREPARATION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED APRIL 30, 2002.

WE ALSO DETERMINED, BASED ON SEC LITIGATION RELEASE NO. 16182 (JUNE 9, 1999), THAT A PREDECESSOR TO HAMILTON BIOPHILE, OF WHICH MR. GILBERT IS CHIEF EXECUTIVE OFFICER, WAS ENJOINED TO FILE ITS QUARTERLY AND ANNUAL REPORTS DUE UNDER THE SECURITIES EXCHANGE ACT OF 1934. BASED ON ENTRIES ON THE SEC's EDGAR DATABASE, IT DOES NOT APPEAR THAT EITHER HAMILTON BIOPHILE OR THE PREDECESSOR HAS COMPLIED WITH THIS INJUNCTION.

WE HAVE MADE ONE OTHER REVISION TO THE PREVIOUSLY FILED FORM 10-KSB TO CORRECT DR. BOGDAN C. MAGLICH'S AGE. ALL INFORMATION IN AMENDED ITEM 9 IN THIS FORM 10-KSB/A IS AS OF APRIL 30, 2002, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS. MR. GILBERT RESIGNED FROM OUR BOARD OF DIRECTORS EFFECTIVE MARCH 3, 2003, AT THE REQUEST OF DR. BOGDAN C. MAGLICH, OUR CHAIRMAN.

TO AVOID CONFUSION, YOU SHOULD BE AWARE THAT THE FOLLOWING ADDITIONAL CHANGES IN THE COMPOSITION OF OUR BOARD OF DIRECTORS HAVE OCCURRED SINCE APRIL 30, 2002:
-     MR. EDWARD R. FINCH HAS RESIGNED AS A DIRECTOR.
-     MR. RICHARD F. ALDEN IS DECEASED AND NO LONGER A DIRECTOR.
- MR. BARRY ALTER RESIGNED AS A DIRECTOR ON MARCH 7, 2003 AT THE REQUEST OF DR. BOGDAN C. MAGLICH, OUR CHAIRMAN.
- MR. TOM PASCOE JOINED THE BOARD AS A DIRECTOR IN SEPTEMBER 2002 AND RESIGNED ON MARCH 7, 2003.
-     MR. DAVID R. BAKER JOINED THE BOARD AS A DIRECTOR ON FEBRUARY 27, 2003.

MR. PASCOE ALSO BECAME OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER IN SEPTEMBER 2002 AND RESIGNED ON MARCH 7, 2003. DR. BOGDAN C. MAGLICH IS NOW OUR PRINCIPAL EXECUTIVE OFFICER ON AN INTERIM BASIS.

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                               AMENDMENT NO. 1 TO
                         ANNUAL REPORT ON FORM 10-KSB/A
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002


PART III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act . . . . 1

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
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of HiEnergy Technologies as of April 30, 2002.

NAME                       AGE    POSITION                   TERM
----                       ---    --------                   ----

Dr. Bogdan C. Maglich      74     Chairman of the Board      April 25, 2002 to present
                                  and Chief Scientist

Barry Alter                47     Director, CEO,             February 20, 2002 to present
                                  President and Treasurer

Michal Levy                30     Corporate Secretary and    April 25, 2002 to present
                                  Vice President

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


The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of our directors and executive officers has been furnished to us by each director and executive officer, except in the case of Gregory F. Gilbert. With respect to Mr. Gilbert, we have included additional information obtained from other sources.

DR.  BOGDAN  C.  MAGLICH  -  CHAIRMAN  OF  THE  BOARD  AND  CHIEF  SCIENTIST
----------------------------------------------------------------------------

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

GREGORY  F.  GILBERT  -  DIRECTOR
---------------------------------

Mr. Gilbert has diverse legal, accounting, business, science and engineering skills. He has been a member of the Board of Directors of HiEnergy Microdevices since 1996 and served as HiEnergy Microdevices' CEO and President since March, 2002. He is a licensed attorney in California with 25 years of extensive experience in international law, banking, corporate law, and business.
Currently, he is the CEO of Metabolic Industries, and the Hamilton-Biophile, a public company that manufactures creams and lotions, Hamilton-Clarke, a private company and Hamilton-May, a private company. Based on a review of certain information available on the web site of the Securities and Exchange Commission, www.sec.gov, it appears that Hamilton-Biophile is not current in its reporting obligations under the Securities Exchange Act of 1934, and that this deficiency may be in violation of an injunction ordering a predecessor to file its quarterly and annual reports. Mr. Gilbert is also subject to a judgment that permanently restrains and enjoins him from violating the anti-fraud provisions of the Securities Exchange Act of 1934 and that imposed a civil penalty of $100,000 on him. This judgment resulted from an action brought by the Securities and Exchange Commission alleging that Gilbert participated in stock manipulation with respect to a micro-cap issuer named Bio-Tech Industries, Inc.

Mr. Gilbert is also the Administrative Director of the Diabetes Research Institute in Sacramento, California. In addition to the above companies, he is also on the boards of World Medical Organizations, Nevada Pacific Lands, and Xentrol Pharma. He has engineering company experience as a past officer and director of L&H Airco, Hamilton-Detroit, and Sunrise Systems. Prior to his career in business, he practiced law as an international lawyer, representing many foreign companies and entities, including OPEC, TTI and Novartis. He is currently admitted to practice and has practiced in the California Courts of Appeal, the California Supreme Court, the U.S. District Courts, U.S. Court of Appeals, Federal Bankruptcy Courts, the U.S. Court of Claims, the U.S. Tax Court and the U.S. Supreme Court. He remains a member of each bar. He is the recipient of the American Diabetes Association volunteer of the year award (Northern California) and the U.S. Air Force ROTC Outstanding Service Award for 1993, and was nominated for Philanthropist of the Year (1995), Central California, for charitable work to benefit mankind.

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

EDWARD R. FINCH
---------------

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by undersigned, thereunto duly authorized, as of March 11, 2003.

                              HIENERGY TECHNOLOGIES, INC.


                                /s/ B. C. Maglich
                              ----------------------
                              By: Bogdan C. Maglich
                              Its: Principal Executive Officer

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I,  Bogdan  C.  Maglich,  certify  that:

1. I have reviewed this amendment no. 1 to annual report on Form 10-KSB/A of HiEnergy Technologies, Inc.; and

2. Based on my knowledge, this amendment no. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to annual report.


Date:       March 11, 2003                  /s/ B. C. Maglich
      ------------------------               --------------------
                                             Bogdan C. Maglich
                                             Principal Executive Officer and
                                             Principal Financial Officer