Form 10QSB
period 2003-01-31
HIENERGY TECHNOLOGIES INC
filed 2003-03-24
CIK 1112424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         January 31, 2003
                                              ---------------------


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


              1601 Alton Parkway, Unit B, Irvine, California 92606
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 757-0855
                            -------------------------
                           (Issuer`s telephone number)

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer`s classes of common equity, as of the latest practicable date: As of March 14, 2003, the issuer had 24,174,605 shares of Common Stock, par value $0.001 per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]



                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2003


PART I - FINANCIAL INFORMATION                                                                  PAGE

Item 1     Financial Statements..........................................................................1

           Consolidated Balance Sheets as of April 30, 2002 and January 31, 2003 (unaudited)

           Consolidated Statements of Operations for the three and nine months ended January 31, 2003 and 2002 (unaudited) and for the Period from August 21, 1995 (Inception) to January 31, 2003 (unaudited)

           Consolidated  Statements of Shareholders`  Equity (Deficit) for the Period from
           August 21, 1995 (Inception) to January 31, 2003

           Consolidated  Statements  of Cash  Flows  for the nine  months  ended
           January 31, 2003 and 2002  (unaudited) and for the Period from August
           21, 1995 (Inception) to January 31, 2003 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)

Item 2     Management`s Discussion and Analysis or Plan of Operation....................................38

Item 3     Controls and Procedures......................................................................45

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................46

Item 2     Changes in Securities........................................................................47

Item 5     Other Information............................................................................48

Item 6     Exhibits and Reports on Form 8-K.............................................................48

SIGNATURES     ........................................................................................ 50

CERTIFICATIONS   ...................................................................................... 51


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                  ASSETS

                                                                               January 31,          April 30,
                                                                                   2003               2002
                                                                             ----------------   ----------------
                                                                               (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                                    $ 755,833         $ 1,078,136
     Accounts receivable                                                                  -              29,166
     Other current assets                                                           883,041               7,500
                                                                             ----------------   ----------------


         Total current assets                                                     1,638,874           1,114,802

PROPERTY AND EQUIPMENT, net                                                         719,120             114,568
                                                                             ----------------   ----------------


TOTAL ASSETS                                                                   $  2,357,994         $ 1,229,370
                                                                             ================   ================


   The accompanying notes are an integral part of these financial statements.


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

              LIABILITIES AND SHAREHOLDERS` EQUITY (DEFICIT)

                                                                                    January 31,        April 30,
                                                                                       2003               2002
                                                                                 ----------------   ----------------
                                                                                     (unaudited)
CURRENT LIABILITIES
     Accounts payable                                                                $ 469,945           $ 209,895
     Accrued expenses                                                                    6,400             151,567
     Accrued payroll and payroll taxes                                                 429,034             350,000
     Accrued interest                                                                   32,973              29,767
     Notes payable - related parties                                                   135,000             621,691
     Convertible notes payable - related parties                                        10,400              35,400
                                                                                  ----------------   ----------------


         Total current liabilities                                                   1,083,752           1,398,320
                                                                                  ----------------   ----------------


MINORITY INTEREST IN SUBSIDIARY                                                         18,923              18,923
                                                                                  ----------------   ----------------


COMMITMENTS AND CONTINGENCIES

   The accompanying notes are an integral part of these financial statements.


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


              LIABILITIES AND SHAREHOLDERS` EQUITY (DEFICIT)

                                                                                     January 31,          April 30,
                                                                                        2003               2002
                                                                                   -------------        ------------
                                                                                    (unaudited)
CONVERTIBLE, REDEEMABLE PREFERRED STOCK
     Series A convertible, redeemable preferred stock
         8% dividends, voting rights, liquidation preference
         $10,000 per share, 345 shares authorized
         96 (unaudited) and 0 shares issued and outstanding                           $      1             $     -
     Additional paid-in capital                                                        783,152                   -
                                                                                   -------------        ------------


            Total convertible, redeemable preferred stock                              783,153                   -
                                                                                   -------------        ------------


SHAREHOLDERS` EQUITY (DEFICIT)
     Preferred stock, $0.001 par value
         20,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                                           -                   -
     Common stock, $0.001 par value
         100,000,000 shares authorized
         24,174,605 (unaudited) and 22,075,200 shares
            issued and outstanding                                                       24,174              22,075
     Additional paid-in capital                                                      10,390,628           2,514,616
     Committed common stock, 51,348 (unaudited) and
         0 outstanding                                                                   20,298                   -
     Deferred compensation                                                           (2,272,561)                  -
     Deficit accumulated during the development stage                                (7,690,373)         (2,724,564)
                                                                                   -------------        ------------


                Total shareholders` equity (deficit)                                   472,166             (187,873)
                                                                                   -------------        ------------


TOTAL LIABILITIES AND SHAREHOLDERS` EQUITY (DEFICIT)                               $ 2,357,994          $ 1,229,370
                                                                                    ============        ============

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE  MONTHS ENDED JANUARY 31, 2003 AND 2002  (UNAUDITED),
        AND FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                                                        1995
                                     For the Three Months Ended       For the Nine Months Ended    (Inception) to
                                            January 31,                     January 31,              January 31,
                                     ---------------------------      ---------------------------  ------------
                                          2003            2002            2003            2002          2003
                                     ------------     ----------      ------------    -----------  -------------
                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)

CONTRACT REVENUES                             $ -            $ -         $ 40,834      $ 117,000        $ 366,750

OPERATING EXPENSES
    General and administration          2,206,319        435,919        3,970,621        707,278        6,979,839
                                     ------------     ----------      ------------    -----------   -------------

LOSS FROM OPERATIONS                   (2,206,319)      (435,919)      (3,929,787)      (590,278)      (6,613,089)
                                     ------------     ----------      ------------    -----------   -------------


OTHER INCOME (EXPENSE)
    Interest income                         3,230              -            6,588              -            6,365
    Other income                              231              -              231              -              231
    Interest expense                       (3,135)        (6,483)          (8,540)        (7,647)         (38,595)
    Financing expense                           -              -         (223,710)             -         (223,710)
    Forgiveness of accounts
      payable                                   -               -          36,000              -           36,000
                                     ------------     ----------      ------------    -----------    -------------


Total other income
    (expense)                                326          (6,483)        (189,431)        (7,647)        (219,709)
                                     ------------     ----------      ------------    -----------    -------------


LOSS BEFORE PROVISION
    FOR INCOME TAXES                   (2,205,993)      (442,402)      (4,119,218)      (597,925)      (6,832,798)

PROVISION FOR INCOME
    TAXES                                    800              -               800              -           11,784
                                     ------------     ----------      ------------    -----------    -------------

NET LOSS                               (2,206,793)      (442,402)      (4,120,018)      (597,925)      (6,844,582)

BENEFICIAL CONVERSION
    FEATURE GRANTED ON
    PREFERRED STOCK                             -              -         (767,431)             -         (767,431)

   The accompanying notes are an integral part of these financial statements.


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE  MONTHS ENDED JANUARY 31, 2003 AND 2002  (UNAUDITED),
        AND FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                                                                                      For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                                                        1995
                                     For the Three Months Ended       For the Nine Months Ended    (Inception) to
                                            January 31,                     January 31,              January 31,
                                     ---------------------------      ---------------------------    ------------
                                          2003            2002            2003            2002          2003
                                     ------------     ----------      ------------    -----------    -------------
                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)


PREFERRED STOCK
    DIVIDENDS                                $  -            $ -        $ (78,360)          $  -        $ (78,360)
                                     ------------     ----------      ------------    -----------    -------------


NET LOSS AVAILABLE TO
    COMMON
    SHAREHOLDERS                     $ (2,206,793)    $ (442,402)    $ (4,965,809)    $ (597,925)     $(7,690,373)
                                     =============    ===========    =============    ===========     ============

NET LOSS PER SHARE                        $ (0.09)       $ (0.03)         $ (0.18)       $ (0.04)         $ (0.55)

BENEFICIAL CONVERSION
    FEATURE GRANTED ON
    PREFERRED STOCK
    PER SHARE                                   -              -            (0.03)             -            (0.06)

PREFERRED STOCK
    DIVIDENDS PER SHARE                        -              -                -              -             (0.01)
                                     ------------     ----------      ------------    -----------    -------------


BASIC AND DILUTED LOSS
    AVAILABLE TO COMMON
    SHAREHOLDERS PER
    SHARE                                 $ (0.09)       $ (0.03)         $ (0.21)       $ (0.04)         $ (0.62)
                                     =============    ===========    =============    ===========     ============


BASIC AND DILUTED
    WEIGHTED-AVERAGE
    COMMON SHARES
    OUTSTANDING                       24,056,753     17,477,991       23,131,533     16,248,534       12,443,033
                                     =============    ===========    =============    ===========     ============

   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS` EQUITY (DEFICIT)
            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                                                                              Deficit
                                                                                                            Accumulated
                                             Common Stock            Additional  Committed                  during the
                                        --------------------------     Paid-in    Common       Deferred     Development
                                            Shares       Amount        Capital     Stock      Compensation     Stage       Total
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------
BALANCE, AUGUST 21, 1995
    (INCEPTION)                                  -         $ -             $ -       $ -           $ -           $ -       $     -
RECAPITALIZATION UPON
    REVERSE MERGER                       6,470,000       6,470          (6,456)                                                 14
ISSUANCE OF COMMON STOCK
    FOR SERVICES                           734,771         735           7,495                                               8,230
NET LOSS                                                                                                     (39,387)      (39,387)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------



BALANCE, APRIL 30, 1996                  7,204,771       7,205           1,039         -             -       (39,387)      (31,143)
ISSUANCE OF COMMON STOCK
    FOR SERVICES                             3,219           3              33                                                  36
NET LOSS                                                                                                    (110,004)     (110,004)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

BALANCE, APRIL 30, 1997                  7,207,990       7,208           1,072         -             -      (149,391)     (141,111)
ISSUANCE OF COMMON STOCK
    FOR CASH                               596,589         597         143,955                                             144,552
ISSUANCE OF COMMON STOCK
    FOR SERVICES                         1,451,928       1,452          15,598                                              17,050
NET LOSS                                                                                                    (293,019)     (293,019)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS` EQUITY (DEFICIT)
            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                                                                              Deficit
                                                                                                            Accumulated
                                             Common Stock            Additional  Committed                  during the
                                        --------------------------     Paid-in    Common       Deferred     Development
                                            Shares       Amount        Capital     Stock      Compensation     Stage       Total
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

BALANCE, APRIL 30, 1998                  9,256,507     $ 9,257       $ 160,625       $ -           $ -    $ (442,410)    $(272,528)
ISSUANCE OF COMMON STOCK
    FOR CASH                               264,852         265         150,965                                             151,230
ISSUANCE OF COMMON STOCK
    FOR SERVICES                         2,167,620       2,167          47,592                                              49,759
NET LOSS                                                                                                    (272,426)     (272,426)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

BALANCE, APRIL 30, 1999                 11,688,979      11,689         359,182         -             -      (714,836)     (343,965)
ISSUANCE OF COMMON STOCK
    FOR CASH                               638,548         638         295,008                                             295,646
ISSUANCE OF COMMON STOCK
    FOR SERVICES                         1,914,570       1,915          83,322                                              85,237
NET LOSS                                                                                                    (332,131)     (332,131)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

BALANCE, APRIL 30, 2000                 14,242,097      14,242         737,512         -             -    (1,046,967)     (295,213)
ISSUANCE OF COMMON STOCK
    FOR CASH                               465,437         465         109,265                                             109,730
ISSUANCE OF COMMON STOCK
    FOR SERVICES                           371,035         371          36,097                                              36,468
NET LOSS                                                                                                    (288,067)     (288,067)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------


   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS` EQUITY (DEFICIT)
            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                                                                              Deficit
                                                                                                            Accumulated
                                             Common Stock            Additional  Committed                  during the
                                        --------------------------     Paid-in    Common       Deferred     Development
                                            Shares       Amount        Capital     Stock      Compensation     Stage       Total
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

BALANCE, APRIL 30, 2001                 15,078,569    $ 15,078       $ 882,874       $ -           $ -    (1,335,034)    $(437,082)
ISSUANCE OF COMMON STOCK
    FOR CASH                               712,071         712         180,857                                             181,569
ISSUANCE OF COMMON STOCK
    FOR SERVICES                         5,059,560       5,060         227,110                                             232,170
PRIVATE PLACEMENT                        1,225,000       1,225       1,223,775                                           1,225,000
NET LOSS                                                                                                  (1,389,530)   (1,389,530)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------


BALANCE, APRIL 30, 2002                 22,075,200      22,075       2,514,616         -             -    (2,724,564)     (187,873)
ISSUANCE OF COMMON STOCK IN
    PRIVATE PLACEMENT (unaudited)          500,000         500         499,500                                             500,000
ISSUANCE OF COMMON STOCK IN
    PRIVATE PLACEMENT (unaudited)        1,349,934       1,350       1,821,057                                           1,822,407
OFFERING COSTS (unaudited)                                   -        (196,793)                                           (196,793)
DIVIDENDS ON PREFERRED STOCK
    (unaudited)                             68,150          68          78,292                                              78,360
BENEFICIAL CONVERSION FEATURE
    GRANTED IN CONNECTION WITH
    ISSUANCE OF PREFERRED
    STOCK (unaudited)                                        -         767,431                                             767,431



   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS` EQUITY (DEFICIT)
            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                                                                              Deficit
                                                                                                            Accumulated
                                             Common Stock            Additional  Committed                  during the
                                        --------------------------     Paid-in    Common       Deferred     Development
                                            Shares       Amount        Capital     Stock      Compensation     Stage       Total
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

ISSUANCE OF COMMON STOCK TO
    AN EMPLOYEE FOR A BONUS
    (unaudited)                             11,178        $ 11        $ 21,339                                            $ 21,350
COMMON STOCK COMMITTED TO
    AN EMPLOYEE FOR A BONUS
    (unaudited)                                                                   $13,136                                   13,134
ISSUANCE OF COMMON STOCK ON
    CONVERSION OF SERIES A
    REDEEMABLE CONVERTIBLE
    PREFERRED STOCK (unaudited)             18,336          18          17,228                                              17,246
ISSUANCE OF COMMON STOCK IN
    LEGAL SETTLEMENT (unaudited)            80,000          80         124,920                                             125,000
CONVERSION OF CONVERTIBLE NOTES
    PAYABLE - RELATED PARTIES INTO
    COMMON STOCK (unaudited)                37,898          38          37,858                                             37,896
ISSUANCE OF COMMON STOCK IN
    CASHLESS EXERCISE OF WARRANTS
    (unaudited)                             33,909          34             (34)                                                 -
FINANCING EXPENSE IN
    CONNECTION WITH ISSUANCE
    OF WARRANTS (unaudited)                                            223,710                                            223,710



   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS` EQUITY (DEFICIT)
            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO  JANUARY 31, 2003

--------------------------------------------------------------------------------

                                                                                                              Deficit
                                                                                                            Accumulated
                                             Common Stock            Additional  Committed                  during the
                                        --------------------------     Paid-in    Common       Deferred     Development
                                            Shares       Amount        Capital     Stock      Compensation     Stage       Total
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------
STOCK OPTIONS ISSUED TO A
    CONSULTANT FOR SERVICES
    TO BE RENDERED (unaudited)                                       $ 761,007                                           $ 761,007
DEFERRED COMPENSATION IN
    CONNECTION WITH ISSUANCE
    OF STOCK OPTIONS TO
    EMPLOYEE (unaudited)                                             3,305,542            $ (3,305,542)                         -
STOCK OPTIONS ISSUED TO A
    CONSULTANT IN EXCHANGE FOR
    ACCOUNTS PAYABLE (unaudited)                                        65,000                                             65,000
WARRANTS ISSUED TO A CONSULTANT
    FOR SERVICES RENDERED OR TO BE
    RENDERED (unaudited)                                               349,955                                            349,955
AMORTIZATION OF DEFERRED
    COMPENSATION (unaudited)                                                                 1,032,981                  1,032,981
EXERCISE OF STOCK OPTIONS
    IN SUBSIDIARY (unaudited)                                                     $7,164                                    7,164
NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS (unaudited)                                                                               $(4,965,809) (4,965,809)
                                        ------------ -------------   ----------- ---------- --------------- -----------  ----------

BALANCE, JANUARY 31, 2003
    (UNAUDITED)                          24,174,605    $ 24,174      $10,390,628 $20,298      $(2,272,561) $(7,690,373)  $ 472,166
                                        ============ =============   =========== ========== =============== ============ ==========




   The accompanying notes are an integral part of these financial statements.

                                                 HIENERGY TECHNOLOGIES, INC. AND
                                                                    SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED JANUARY 31,
                                                  2003 AND 2002 (UNAUDITED), AND
                                             FOR THE PERIOD FROM AUGUST 21, 1995
                                     (INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                     Period from
                                                                                                      August 21,
                                                                   For the Nine Months Ended             1995
                                                                           January 31,              (Inception) to
                                                          ---------------------------------------      January 31,
                                                                    2003               2002              2003
                                                          --------------------  ----------------- ---------------------
                                                               (unaudited)         (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $ (4,120,018)         $ (597,925)      $ (6,844,582)
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation                                                 72,556               5,829             79,988
        Compensation expense relating to issuance of
           common stock in exchange for services
           rendered                                                       -             161,707            428,950
        Compensation expense relating to issuance of
           common stock in exchange for services
           rendered to minority shareholders                              -                   -             18,923
        Warrants issued for services rendered                       349,955                   -            349,955
        Common stock issued to an employee for a
           bonus                                                     21,350                   -             21,350
        Common stock committed to an employee
           for a bonus                                               13,134                   -             13,134
        Common stock issued to a former officer
           as a settlement                                          125,000                   -            125,000
        Additional compensation to officer                                -                   -             42,171
        Amortization of deferred compensation                     1,032,981                   -          1,032,981
        Financing expense in connection with issuance
           of warrants                                              223,710                   -            223,710
        Forgiveness of accounts payable                              36,000                   -             36,000
        (Increase) decrease in
           Accounts receivable                                       29,166                   -                  -
           Other current assets                                    (114,534)                  -           (122,034)




   The accompanying notes are an integral part of these financial statements.

                                                 HIENERGY TECHNOLOGIES, INC. AND
                                                                    SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED JANUARY 31,
                                                  2003 AND 2002 (UNAUDITED), AND
                                             FOR THE PERIOD FROM AUGUST 21, 1995
                                     (INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                     Period from
                                                                                                      August 21,
                                                                   For the Nine Months Ended             1995
                                                                           January 31,              (Inception) to
                                                          ---------------------------------------      January 31,
                                                                    2003               2002              2003
                                                          --------------------  ----------------- ---------------------
                                                               (unaudited)         (unaudited)        (unaudited)


        Increase (decrease) in
           Accounts payable                                       $ 289,488           $ 147,020          $ 499,385
           Accrued expenses                                        (145,167)              5,669              6,416
           Accrued payroll and payroll taxes                         79,034              75,000            429,034
           Accrued interest                                           5,664               7,647             35,431
                                                          --------------------  ----------------- ---------------------


Net cash used in operating activities                            (2,101,681)           (195,053)        (3,624,188)
                                                          --------------------  ----------------- ---------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                             (677,108)            (44,818)          (799,108)
                                                          --------------------  ----------------- ---------------------


Net cash used in investing activities                              (677,108)            (44,818)          (799,108)
                                                          --------------------  ----------------- ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock in
      private placement                                           2,322,407                   -          3,547,407
    Offering costs on common stock                                 (196,793)                  -           (196,793)
    Proceeds from issuance of common stock                                -             153,000            882,723
    Proceeds from issuance of preferred stock                       979,301                   -            979,301
    Offering costs on preferred stock                              (178,902)                  -           (178,902)
    Exercise of stock options in subsidiary                           7,164                   -              7,164
    Proceeds from notes payable - related parties                         -             183,468            579,520
    Payments on notes payable - related parties                    (486,691)            (38,528)          (486,691)



   The accompanying notes are an integral part of these financial statements.

                                                 HIENERGY TECHNOLOGIES, INC. AND
                                                                    SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED JANUARY 31,
                                                  2003 AND 2002 (UNAUDITED), AND
                                             FOR THE PERIOD FROM AUGUST 21, 1995
                                     (INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                     Period from
                                                                                                      August 21,
                                                                   For the Nine Months Ended             1995
                                                                           January 31,              (Inception) to
                                                          ---------------------------------------      January 31,
                                                                    2003               2002              2003
                                                          --------------------  ----------------- ---------------------
                                                               (unaudited)         (unaudited)        (unaudited)




    Proceeds from convertible notes payable - related
      parties                                                      $ 29,280                 $ -           $ 84,680
    Payments on convertible notes payable - related
      parties                                                       (19,280)             (9,280)           (39,280)
                                                          --------------------  ----------------- ---------------------


Net cash provided by financing activities                         2,456,486             288,660          5,179,129
                                                          --------------------  ----------------- ---------------------


Net increase (decrease) in cash and cash
    equivalents                                                    (322,303)             48,789            755,833

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                        1,078,136               3,521                  -
                                                          --------------------  ----------------- ---------------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  755,833            $ 52,310          $ 755,833
                                                           ===================   ================= ====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                  $ 2,876                 $ -            $  2,876
                                                           ===================   ================= ====================


    INCOME TAXES PAID                                                $ 800                 $ -           $  11,783
                                                           ===================   ================= ====================



   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED), AND FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2003
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------


SUPPLEMENT SCHEDULE OF NON-CASH FINANCING ACTIVITIES (UNAUDITED)
During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company issued 37,898, 0, and 37,898 shares, respectively, of common stock for the outstanding principal on convertible notes payable - related parties and accrued interest of $37,896, $0, and $37,896, respectively.

During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company converted accounts payable due to a consultant of $65,000, $0, and $65,000, respectively, into options to purchase 72,726, 0, and 72,726 shares, respectively, of common stock. Of these options, 45,454 are exercisable at $1 per share, vest over a one-year period, and expire in September 2012. The remaining options are exercisable at $2.24 per share, vest over a one-year period, and expire in December 2012.

During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company issued 68,150, 0, and 68,150 shares, respectively, of common stock for $78,360, $0, and $78,360, respectively, of dividends accrued on the Series A convertible, redeemable preferred stock.

During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the holders of 2, 0, and 2 shares, respectively, of the Series A convertible, redeemable preferred stock converted their shares into 18,336, 0, and 18,336 shares, respectively, of common stock.

During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, warrants to purchase 47,000, 0, and 47,000 shares, respectively, of common stock were exercised via a cashless exercise, whereby the Company issued 33,909, 0, and 33,909 shares, respectively, of common stock.

During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, options to purchase 1,000,000, 0, and 1,000,000 shares, respectively, of common stock were issued to a consultant for services to be rendered valued at $761,007, $0, and $761,007 (see
Note 8).


   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         -------
         HiEnergy Technologies, Inc. ("HiEnergy") was incorporated on March 22, 2000 under the laws of the state of Washington. In October 2002, HiEnergy reincorporated under the laws of the state of Delaware.

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

         As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. The interim financial data is unaudited; however, in the opinion of HiEnergy`s management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for the nine months ended January 31, 2003 are not necessarily indicative of those to be expected for the year ended April 30, 2003.

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

         Microdevices was incorporated on August 21, 1995 in the state of Delaware. HiEnergy had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, pro forma information is not presented.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company incurred net losses available to common shareholders of $4,965,809 (unaudited), $597,925 (unaudited), and $7,690,373
         (unaudited), respectively, and it had negative cash flows from operations of $2,101,681 (unaudited), $195,053 (unaudited), and $3,624,188 (unaudited), respectively. In addition, the Company had an accumulated deficit of $7,690,373 (unaudited) and was in the development stage as of January 31, 2003. These factors raise substantial doubt about the Company`s ability to continue as a going concern.

         Recovery of the Company`s assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company`s development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company`s cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company`s ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         In addition to the capital raised as of January 31, 2003 through a private placement, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company`s sales volume reaches a sufficient level to cover operating expenses.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of HiEnergy and its wholly owned subsidiaries, Microdevices and VWO II, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Development Stage Enterprise
         ----------------------------
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company`s development stage activities.

         Comprehensive Income
         --------------------
         The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company`s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Cash and Cash Equivalents
         --------------------------
         The Company maintains its cash deposits at several banks located throughout California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2002 and January 31, 2003, uninsured portions of the balances at those banks aggregated to $1,125,206 and $640,357 (unaudited), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Accounts Receivable
         -------------------
         Accounts receivable at April 30, 2002 consisted of an amount due from a governmental contract.

         Property and Equipment
         ----------------------
         Property and equipment are recorded at cost and are depreciated using the straight-line method over an estimated useful life of five years.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Patents
         --------
         The Company has filed several patent applications within and outside the United States. The outcome is indeterminable.

         Fair Value of Financial Instruments
         ------------------------------------
         For certain of the Company`s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable - related parties and convertible notes payable - related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         Stock-Based Compensation
         ------------------------
         The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

         Income Taxes
         ------------
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the nine months ended January 31, 2003 and 2002:

                                                                                      2003               2002
                                                                                ---------------    ----------------
                                                                                    (unaudited)      (unaudited)

                  Stock options outstanding                                           6,649,185                   -
                  Warrants outstanding                                                1,918,686                   -
                  Series A convertible, redeemable preferred stock                      833,217                   -
                  Microdevices minority shareholders                                    459,222             459,222
                  Microdevices option and warrant holders                               951,507             952,557
                                                                                ---------------    ----------------

                      TOTAL                                                          10,811,817           1,411,779
                                                                                ===============    ================

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

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         ------------------------------------------
         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity`s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company`s financial statements as management does not have any intention to change to the fair value method.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 4 - OTHER CURRENT ASSETS

         Other current assets at April 30, 2002 and January 31, 2003 consisted of the following:

                                          January 31,          April 30,
                                               2003               2002
                                         ---------------    ----------------
                                          (unaudited)

        Restricted cash held in escrow   $       125,000    $              -
        Prepaid consulting                       706,515                   -
        Other                                     51,526               7,500
                                         ---------------    ----------------

            TOTAL                        $       883,041    $          7,500
                                         ===============    ================


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at April 30, 2002 and January 31, 2003 consisted of the following:

                                            January 31,          April 30,
                                               2003               2002
                                         ---------------    ----------------
                                          (unaudited)

      Micro sensor                       $        53,115    $         42,127
      Laboratory equipment                       666,121                   -
      Web site development                        14,400              14,400
      Furniture and equipment                      7,473               7,473
      Neutron generator                           58,000              58,000
                                         ---------------    ----------------

                                                 799,109             122,000
      Less accumulated depreciation               79,989               7,432
                                         ---------------    ----------------

          TOTAL                          $       719,120    $        114,568
                                         ===============    ================

         Depreciation expense for the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31,
         2003  was  $72,556   (unaudited),   $5,829  (unaudited),   and  $79,988
         (unaudited), respectively.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties at April 30, 2002 and January 31, 2003 consisted of the following:


                                                                                 January 31,          April 30,
                                                                                      2003               2002
                                                                                ---------------    ----------------
                                                                                 (unaudited)
                  Unsecured notes to a majority shareholder/officer/ director of the Company, interest payable at 6% per annum, maturing in
                      December  2002.  During the nine months ended  January 31,
                      2003, the   notes were paid in full (unaudited).            $          -    $         59,083

                  Unsecured note to a majority  shareholder/officer/ director of
                      the    Company   as   a   signing    bonus.    Amount   is
                      non-interest-bearing,  $50,000  payable  upon  receipt  of
                      $1,000,000  or more from any source,  and $50,000  payable upon  revenue  in  excess of  $500,000  or  $1,000,000  of additional  funds from any source.  During the nine months
                      ended January 31, 2003,  $50,000 (unaudited) was repaid.          50,000             100,000

                  Unsecured  notes to a  shareholder  of the  Company,  interest payable  at  10.5%  per  annum,  or 15%  per  annum  if in default, and due in November 1997. As of January 31, 2003,
                      the notes were  in default (unaudited).                           40,000              40,000

                  Unsecured notes to a former  officer of the Company,  interest payable at 6% per annum, and payable in February and March
                      2002.  The  Company  was  in  litigation  regarding  these amounts, but a settlement was reached, and the full amount
                      was paid in January 2003 (unaudited)  (see Note 8).                    -              27,608

                  Secured   note  to  an   officer/director   of  the   Company,
                      non-interest-bearing,  and due in March 2002.  The note is secured by 7,857 shares of common  stock.  As of April 30,
                      2002,  the note was in  default.  During  the nine  months
                      ended January 31, 2003, the note was paid in full  (unaudited).         -             50,000


                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE - RELATED PARTIES (CONTINUED)
                                                                                 January 31,          April 30,
                                                                                      2003               2002
                                                                                ---------------    ----------------
                                                                                 (unaudited)

                 Secured notes to a shareholder/former officer/ director of the
                      Company, non-interest-bearing,  and due in March 2002. The notes are secured by 23,571 shares of common stock.  As of
                      April 30, 2002, the notes were in default. During the nine months ended January 31, 2003, the notes were paid in full
                      (unaudited).  In addition, since the notes were in default and the principal  balance of $150,000 was paid late,  the
                      Company  granted  the  holder  of the  notes  warrants  to purchase 150,000 shares of common stock (unaudited)
                     (see Note 11).                                             $             -    $        150,000

                  Unsecured  amount  to a  former  officer  of  the  Company  as severance, non-interest-bearing,  and payable upon demand.
                      The Company was in litigation regarding this amount, but a settlement was reached, and the full amount was paid in
                      January 2003 (unaudited) (see Note 8).                                  -             150,000

                  Unsecured notes to an unrelated party, non-interest-
                      bearing, and payable upon demand.                                  45,000              45,000
                                                                                ---------------    ----------------

                                                                                        135,000             621,691
                  Less current portion                                                  135,000             621,691
                                                                                ---------------    ----------------

                           LONG-TERM PORTION                                    $             -    $              -
                                                                                ===============    ================



                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------



NOTE 7 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

         Convertible  notes  payable -  related  parties  at April 30,  2002 and
         January 31, 2003 consisted of the following:
                                                                                 January 31,          April 30,
                                                                                      2003               2002
                                                                                ---------------    ----------------
                                                                                 (unaudited)
                  Secured  note  to  a  shareholder/director   of  the  Company,
                      interest  payable at 8% per  annum,  and due in July 2001.
                      The note is secured by the patent  application for Europe,
                      Canada,  and Japan.  The holder of the note had the option to convert  the  principal  and  interest  into  shares of common  stock.  During the nine months  ended  January 31,
                      2003,  this  note  plus  accrued   interest  of  $780  was
                      converted into 5,780 shares of common stock (unaudited).   $            -    $         5,000

                  Secured  notes  to  a  shareholder/director  of  the  Company, interest payable at 8% per annum, $5,000 due in July 2001, and $5,400 due in July 2002.  The notes are secured by the patent  application  for Europe,  Canada,  and Japan.  The holder  of  the  notes  has  the  option  to  convert  the principal and interest into shares of common stock.  As of
                      January 31, 2003, the notes were in default (unaudited).          10,400              10,400

                  Secured  note  to  a  shareholder/director   of  the  Company,
                      interest  payable at 8% per  annum,  and due in July 2001.
                      The note is secured by the patent  application for Europe,
                      Canada,  and Japan.  The holder of the note had the option to convert  the  principal  and  interest  into  shares of common  stock.  During the nine months  ended  January 31,
                      2003,  this  note plus  accrued  interest  of  $1,678  was
                      converted into 11,678  shares of common stock (unaudited).             -              10,000


                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------



NOTE 7 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (CONTINUED)

                                                                                 January 31,          April 30,
                                                                                      2003               2002
                                                                                ---------------    ----------------
                                                                                 (unaudited)
                  Secured note to a  shareholder/director/former  officer of the
                      Company, interest payable at 8% per annum, and due in July
                      2001.  The note is secured by the patent  application  for
                      Europe,  Canada, and Japan. The holder of the note had the option to convert the  principal  and interest into shares of common stock.  During the nine months ended January 31,
                      2003, the   note was paid in full (unaudited).             $             -    $         5,000

                  Unsecured note to a shareholder/director/former officer of the
                      Company,  interest  payable  at 7% per  annum,  and due in
                      January  2002.  The  holder of the note had the  option to convert the  principal  and interest into shares of common stock. During the nine months ended January 31,
                      2003, the note was paid in full (unaudited).                            -               5,000
                                                                                ---------------    ----------------

                                                                                         10,400              35,400
                  Less current portion                                                   10,400              35,400
                                                                                ---------------    ----------------

                           LONG-TERM PORTION                                    $             -    $              -
                                                                                ===============    ================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Employment Agreements
         ---------------------
         In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

     o The Company must pay a signing bonus of $100,000, of which $50,000 (unaudited) was paid during the nine months ended January 31, 2003.

     o The Company must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------
NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements (Continued)
         ---------------------

o The Company granted options to purchase 2,482,011 shares of common stock at an exercise price of $0.134 per share, vesting immediately, and which are exercisable from time to time within the period ending November 30, 2008.

o The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company`s stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year. As of January 31, 2003, the Company is required to grant options to purchase 405,492 shares (unaudited) of common stock.

o The Company will provide its Chief Scientist/Chairman of the Board a car, pay his and his family`s health insurance, provide life and disability insurance and will reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal tax liabilities arising up to $75,000. During the nine months ended January 31, 2003, the Company paid $17,500 (unaudited) for an automobile deposit on behalf of its Chief Scientist/Chairman of the Board.

o            The Company must pay a base salary payable in cash as follows:

               o January 1, 2002 to December 31, 2002 $125,000 per year

               o January 1, 2003 to December 31, 2003 $175,000 per year

               o January 1, 2004 to December 31, 2004 $175,000 per year

               o January 1, 2005 to December 31, 2005 $175,000 per year

               o January 1, 2006 to December 31, 2006 $283,013 per year

o             In   December    2002,    the   Company    increased   its   Chief
              Scientist/Chairman of the Board`s base salary to $175,000 per year, effective November 2002.

o If the agreement is terminated by the Company without cause, the Company must pay its Chief/Scientist/Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


Employment Agreements (unaudited)
--------------------
In September  2002,  the Company  entered into a three-year  employment
agreement        with       its        President/Chief        Executive
Officer/Treasurer/Director.   Major  terms  of  the  agreement  are  as
follows:

o The Company must pay a base salary as follows:

               o $135,000 per year

               o $175,000 per year when the Company  receives new revenue and/or new financing in excess of $2,000,000

               o $250,000 per year when the Company  receives new revenue and/or new financing in excess of $4,000,000

o The officer is entitled to a bonus equal to $250,000 once the Company achieves two consecutive quarters of positive cash flows from operations.

o The Company granted options to purchase 3,005,038 shares of common stock, which represents an amount equal to 10% of the Company`s outstanding common stock on a fully diluted basis as of September 30, 2002. Of these options, 75% vest 1/12 on a quarterly basis over the next 36 months. The remaining 25% vest on the earlier of a) the date when the Company`s closing price of its common stock has equaled or exceeded $1.75 for 90 consecutive calendar days, b) the date immediately preceding a sale of the Company for $1.75 per share of common stock or more, or c) if the Company`s common stock ceased to be publicly traded on the date following the closing of an offering at a deemed price per share of common stock of $1.75 or more.

     The exercise price is fixed six months after September 25, 2002 at the lesser of a) $1 per share or b) for any offering of preferred or common stock that closes within six months from September 25, 2002, the following percentage of price per unit: (i) for preferred with warrants - 70%, (ii) for preferred without warrants - 80%, (iii) for common with warrants - 90%,
     (iv) for common without warrants - 100%. The Company granted the stock options below the fair market on the date of grant; therefore, the Company recorded deferred compensation of $3,305,542.

     As of January 31, 2003, options to purchase 939,703 shares of common stock had vested, and $1,032,981 of the deferred compensation was expensed and is included in general and administration expenses on the accompanying statement of operations.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements (unaudited) (Continued)
         ---------------------

          o If the agreement is terminated without cause, the Company must pay its President/Chief Executive Officer/Treasurer/Director an amount equal to the executive`s annual salary, payable in 12 monthly installments following the termination date, and health insurance benefits for 12 months.

          In      March      2003,      the      President/Chief       Executive
          Officer/Treasurer/Director resigned his position (see Note 13.)

          In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company will pay a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company`s common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. As of January 31, 2003, 11,178 shares of common stock were issued, and 5,589 shares of common stock were committed. The shares were valued at $34,484, which approximates the fair value of the shares.

          In March 2003, the Vice President / Corporate Secretary resigned her positions (see Note 13).

          Consulting Agreements (unaudited)
          ---------------------
          In July 2002, the Company entered into a three-year consulting agreement, whereby the consultant will assist the Company with business development, product and corporate image advertising, and access to government grants and purchases. The Company will pay the consultant $20,000 per month, plus 5% of any gross revenues collected in cash from government grants or business and other third-party business that the consultant produces for the Company. Furthermore, the consultant was granted options to purchase 1,000,000 shares of common stock. Of these options, 500,000 vested immediately, and the remaining 500,000 vest one year after the Company`s Minisenzor product is operational and ready to be shown. The stock options have an exercise price of $1 per share and are exercisable for six years from the date of grant.

          The stock options were valued at $761,007, of which $148,073 was expensed and is included in general and administration expenses on the accompanying statement of operations. The remaining balance of $612,934 is included in prepaid consulting in other current assets, which will be amortized over the remaining term of the consulting agreement.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Consulting Agreements (unaudited) (Continued)
         ---------------------
         In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued warrants to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. The warrants were valued at $187,163, of which $93,582 was expensed and is included in general and administration expenses on the accompanying statement of operations. The remaining balance of $93,581 is included in prepaid consulting in other current assets, which will be amortized over the term of the consulting agreement. Either party may terminate the agreement six months after the commencement of this agreement.

         In September 2002, the Company entered into a one-year consulting agreement with its former Chief Executive Officer. Under the terms of the agreement, the Company will pay $5,000 per month, plus out-of-pocket expenses. Effective February 2003, the Company terminated this consulting agreement by mutual written consent.

         In November 2002, the Company entered into a four-month consulting agreement with a public relations firm. Under the terms of the agreement, the Company will pay $12,500 per month, plus out-of-pocket expenses.

         Lease Agreement (unaudited)
         ---------------
         In September 2002, the Company entered into a three-year operating lease agreement for its corporate officers in Irvine, California. The lease provides for monthly rent of $8,000, expiring in October 2005. Future minimum payments at January 31, 2003 under this lease agreement were as follows:

                    12 Months
                     Ending
                   January 31,
                  ------------
                      2004                   $  96,000
                      2005                      96,000
                      2006                      72,000
                                            ------------

                           TOTAL             $ 264,000
                                            ============

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Placement Agent Agreements (unaudited)
         --------------------------
         In August 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

          o Upon execution of the agreement, the Company issued warrants to purchase 100,000 shares of common stock, exercisable at $0.01 per share. The warrants vest immediately and expire five years from date of grant.

          o The Company paid a placement fee equal to 8% of any gross proceeds received by the Company.

          o The Company issued warrants to purchase 10% of the amounts of securities issued to investors. The exercise price of the warrants will be equal to the price at which the security was issued. The warrants vest immediately and expire five years from the date of grant. Upon the closing of the preferred stock private placement and closing of the common stock private placement, the Company issued warrants to purchase 117,994 and 161,994 shares of common stock, respectively at an exercise price of $1.15 per share and $1.35 per share, respectively.

          o In December 2002, to cancel the remainder of the terms of this agreement, the Company issued warrants to purchase 150,000 shares of common stock. The warrants vest immediately, with an exercise price of $2.48 per share, and expire five years from the date of grant.

         In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

          o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and will pay an additional $25,000 on March 1, 2003.

          o The Company will pay a placement fee equal to 8% of any gross proceeds received by the Company.

          o The Company will issue warrants to purchase 10% of the amounts of securities issued to investors. The exercise price of the warrants will be equal to the price at which the security was issued. The warrants vest immediately, expire five years from the date of grant, and include piggyback registration rights.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Placement Agent Agreements (unaudited) (Continued)
          -------------------------

          o    The placement  agent has the right to  participate  in any equity
               transaction  under  the  same  terms  as  other  investors.   Its
               investment will be limited to 10% of the total capital raised.

          o The placement agent will act as a financial advisor to the Company with respect to any potential business combinations. Upon the closing of such business combination, the Company will pay a minimum transaction fee of $250,000.

         Tax Returns
         -----------
         Microdevices has not filed its federal and state tax returns for the years ended April 30, 1995, 2000, and 2001; however, management reports that the minimum tax for the state of California has been paid. While the estimated tax owed has been accrued, the Company will not be in compliance until such reporting is made. The Board of Directors has approved the Company`s filing these tax returns.

          In addition, the Company seemingly has not filed certain of its 1099`s, W-2`s, and payroll tax returns for the calendar years ended December 31, 1995 through 2001. As of January 31, 2003, federal and state taxing authorities have not assessed the Company any additional amounts due for payroll taxes, penalties, and interest. The Company has reserved $350,000 and $350,000 for any potential taxes due for payroll taxes, penalties, and interest that may have accrued as of April 30, 2002 and January 31, 2003, respectively. The Board of Directors has approved the Company`s filing these forms and payroll tax returns, and the Company is in the process of determining what needs to be filed and what amount, if any, is due.

         Litigation
         -----------
         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company`s financial position or results of operations.

         In addition, the Company was sued by a former officer of the Company for failure to pay wages, breach of contract, false representations, and fraud. In January 2003, the Company entered into a settlement agreement with this former officer. The settlement agreement provides that the Company will pay its former officer $25,000 (unaudited) in salary owed, $25,000 (unaudited) to reimburse legal and moving expenses, plus issue 80,000 shares (unaudited) of the Company`s restricted common stock. The shares are to be included in the next registration statement filed by the Company. If the 80,000 shares are not sold through the registered offering before April 1, 2003, the former officer has the option of tendering the shares to the Company and demanding payment of $125,000.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (Continued)
         -----------
         Furthermore, if the former officer receives less than $125,000 upon the sale of the 80,000 shares with 30 days of the effective date of the registration statement, he is entitled to payment of the difference between $125,000 and the amount he received from the sale of the stock. Under the terms of the agreement, the $125,000 has been deposited into an escrow account acceptable to the former officer and is included in other current assets on the accompanying balance sheet.

         Minority Shareholders
         ---------------------
         Microdevices has 20,540 minority shares issued and outstanding. The Company has agreed that in the event of any merger or other consolidation of Microdevices with HiEnergy, each remaining Microdevices shareholder will receive the greater of the market value of his/her Microdevices shares or shares in the Company on the same terms as the voluntary share exchange. If all minority shareholders convert, the Company will be required to issue 459,222 additional shares of common stock to the minority shareholders.

         Warrant and Option Holders
         --------------------------
         Microdevices has granted stock options and warrants to purchase 12,365 and 32,247 shares, respectively, of common stock. These stock options and warrants are exercisable at $3.50 per share. If the stock option and warrant holders exercise their stock options and warrants, the Company has agreed to allow these stock option and warrant holders to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share (or $0.157 per share). If these stock option and warrant holders exercise and convert their shares, the Company will be required to issue 997,272 additional shares of common stock to the stock option and warrant holders.

         During the nine months ended January 31, 2003, 2,047 (unaudited) of the above stock options were exercised via a cash payment of $7,165
         (unaudited), or $3.50 per share. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,759 shares (unaudited) of common stock.

         During the nine months ended January 31, 2003, options to purchase 4,000 (unaudited) shares of Microdevices` common stock were assumed by the Company at an exchange rate of 22.3524 per share (or $0.157 per share). Therefore, the Company issued options to purchase 89,410 shares (unaudited) of its common stock at an exercise price of $0.157 per share.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - PREFERRED STOCK

         Series A Convertible, Redeemable Preferred Stock (unaudited)
         ------------------------------------------------
          In August 2002, the Board of Directors approved an amendment to the Company`s Articles of Incorporation to establish Series A convertible preferred stock (the "Series A"), par value $0.001 per share. The Company is authorized to issue 345 shares of the Series A. Each share is convertible on either of these events a) any time at the option of the holder at $1.15 per share or b) mandatorily convertible two years following the issuance date at $1.15 per share. Under certain circumstances the conversion price is subject to adjustment. Furthermore, upon a certain major transaction or triggering event, the holder of the Series A has the right to require the Company to redeem all or a portion of the Series A at a price per share equal to the liquidation preference, plus any accrued but unpaid dividends and liquidated damages.

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

          In January 2003, two shares of the Series A were converted into 18,336 shares of the Company`s common stock.

          As of March 2003, the Company may be in default with a triggering event; therefore, the holders of the Series A may be able to request the Company to redeem their shares in cash at $10,000 per share. If all holders were to request redemption, the Company would be required to make a cash payment of $958,200. In addition, the Company could be subject to paying penalties of approximately $28,000 for the first month (ending in December 2002) and approximately $42,000 per month thereafter.



NOTE 10 - SHAREHOLDERS` EQUITY (DEFICIT)

         Common Stock Issued for Cash (unaudited)
         ----------------------------
         During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company issued 0, 344,255, and 2,677,497, shares, respectively, of common stock in exchange for cash of $0, $153,000, and $882,723, respectively.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS` EQUITY (DEFICIT) (CONTINUED)

         Common Stock Issued for Services Rendered (unaudited)
         -----------------------------------------
         During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company issued 0, 1,051,318, and 11,702,703 shares, respectively, of common stock in exchange for services rendered valued at the fair market value of the stock given of $0, $161,707, and $428,950, respectively.

         Notes Payable Converted into Common Stock (unaudited)
         -----------------------------------------
         During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company issued 37,898, 0, and 37,898 shares, respectively, of common stock for the outstanding principal on convertible notes payable - related parties and accrued interest of $37,896, $0, and $37,896, respectively.

         Common Stock Issued in Private Placements
         ------------------------------------------
         In April 2002, the Company completed its first closing of its first private placement, whereby 1,225,000 shares of common stock were issued in exchange for cash of $1,225,000. The private placement offering was originally slated to close at the same time as the voluntary share exchange. HiEnergy extended the term of the offering and increased the size to a maximum of 2,000,000 shares of common stock at $1 per share.

         In June 2002, the Company completed its second closing of its first private placement, whereby 500,000 shares (unaudited) of common stock were issued in exchange for cash of $500,000 (unaudited). This private placement has been closed.

         In October 2002, the Company completed its second private placement, issuing 1,349,934 shares (unaudited) of common stock in exchange for net cash proceeds of $1,625,614 (unaudited), of which $184,000 (unaudited) was recorded as a subscription receivable and collected in November 2002.

         Common Stock Issued for Dividends (unaudited)
         ---------------------------------
         In October 2002, the Company issued 68,150 shares of common stock for $78,360 of dividends accrued on the Series A.

         Common Stock Issued for Employee Bonus (unaudited)
         --------------------------------------
         The Company issued 11,178 shares of common stock and committed to issue 5,589 shares of common stock to an employee of the Company in lieu of a cash bonus. The shares were valued at $34,484, which approximates the fair value of the shares.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS` EQUITY (DEFICIT) (CONTINUED)

         Accounts Payable Converted into Stock Options (unaudited)
         ---------------------------------------------
         During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company converted accounts payable due to a consultant of $65,000, $0, and $65,000, respectively, into options to purchase 72,726, 0, and 72,726 shares, respectively, of common stock. Of these options, 45,454 are exercisable at $1 per share, vest over a one-year period, and expire in September 2012. The remaining options are exercisable at $2.24 per share, vest over a one-year period, and expire in December 2012.

         Cashless Exercise of Warrants (unaudited)
         ------------------------------
         In December 2002, warrants to purchase 47,000 shares of common stock were exercised via a cashless exercise, whereby the Company issued 33,909 shares of common stock.

         Common Stock Issued to a Former Officer as a Settlement (unaudited)
         -------------------------------------------------------
         In February 2003, the Company issued 80,000 shares of restricted common stock valued at $125,000 in connection with a settlement agreement with a former officer.

         Stock Splits
         ------------
         In September 1998 and May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.


NOTE 11 - FINANCING EXPENSE - RELATED PARTY (UNAUDITED)

         In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director of the Company. The warrants vest immediately, are exercisable at $1 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/former officer/director of the Company, the Company granted these warrants (see Note 6). Accordingly, the Company recorded financing expense of $223,710 during the nine months ended January 31, 2003.


NOTE 12 - RELATED PARTY TRANSACTIONS

         During the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company purchased $4,767 (unaudited), $0 (unaudited), and $4,767 (unaudited), respectively, of property and equipment from a Board member.

         See Notes 6, 7, and 11 for additional related party transactions.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

         Management Changes
         ------------------
         Appointments
         In February 2003, the Company appointed Mr. David R. Baker to the Board of Directors of the Company.

         In March 2003, the Company appointed Mr. Robert Drysdale and Mr. Bruce Del Mar to its Board of Directors.

         In March 2003, Ms. Ioana C. Nicodin was appointed Secretary of the Company.

         In March 2003, Dr. Bogdan C. Maglich was appointed Chief Executive Officer, President, and Treasurer of the Company.

         Resignations
         At the request of the Chief Scientist/Chairman of the Board, Mr. Gregory Gilbert and Mr. Barry Alter, both of whom were directors of the Company, resigned their positions in March 2003.

         In  March  2003,   Mr.   Thomas   Pascoe   resigned  his  positions  as
         President/Chief Executive Officer/Treasurer/Director of the Company.

         In March 2003, Ms. Michal Levy resigned her positions as Secretary and Vice President of the Company.

         SEC Investigation
         -----------------
          In February 2003, the Enforcement Division of the Securities and Exchange Commission opened an investigation requesting the Company`s cooperation on a voluntary basis and we have not been notified of any formal investigation. The Company has supplied the Enforcement
          Division`s attorneys with the reports developed by the Company`s independent investigators. The Company has cooperated promptly and continuously and intends to cooperate with the Enforcement Division`s investigation and has agreed to voluntarily provide the Enforcement Division with other documents they have requested in its informal investigation. At this time, the Enforcement Division`s attorneys have not indicated whether they intend to recommend action against the Company or any of its officers or directors and has not commenced a formal investigation.

          In connection with the SEC investigation, the Company may be subject to a claim by a former Chief Executive Officer and director for an alleged right to indemnification from expenses incurred by him in connection with the investigation under the indemnification provisions of the Company`s Certificate of Incorporation and Bylaws. The Company is in the process of considering the request for indemnification and has not made a determination that he is entitled to it.

         Consulting Agreement
         --------------------
         Effective February 21, 2003, the Company terminated the consulting agreement with a former Chief Executive Officer by mutual written consent.

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

         Employment Agreement
         --------------------
         In February 2003, the Company paid $50,000 due on a promissory note to its Chief Scientist/Chairman of the Board and issued options to purchase 416,712 shares of common stock in connection with his employment agreement.

         Stock Options
         -------------
         In February 2003, the Company issued warrants to purchase 80,000 shares of common stock to a placement agent. The options vest immediately, have an exercise price of $1.50 per share, and expire in February 2006.

ITEM 2.  MANAGEMENT`S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management`s Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by HiEnergy Technologies, Inc. (the "Company"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended April 30, 2002.

OVERVIEW

We were incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. On April 30, 2002, SLW changed its name to HiEnergy Technologies, Inc. in conjunction with the acquisition of an approximately 92% interest in HiEnergy Microdevices, Inc., a Delaware corporation based in Irvine, California in the business of developing a stoichiometric-based technology that can remotely determine the empirical chemical composition of substances, including explosives, biological weapons and illegal drugs. HiEnergy Microdevices was formed on August 21, 1995.

The acquisition of HiEnergy Microdevices by SLW occurred on April 25, 2002. SLW acquired HiEnergy Microdevices pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices` common stock. On the closing date of the offering, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices` outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, SLW changed its name to HiEnergy Technologies, Inc., the former stockholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprised five of the six directors of the parent public company. The composition of our board of directors has subsequently evolved due to resignations and appointments and currently consists of five directors.

On October 22, 2002, we reincorporated under the laws of the State of Delaware. Our name remains HiEnergy Technologies, Inc., and our common shares continue to trade on the NASD`s Over-the-Counter Bulletin Board(R) under the symbol "HIET".

We plan to develop three detection systems based on our innovative stoichiometric technology, which has been proven in the laboratory to remotely and non-intrusively determine the chemical formulas of certain concealed substances in controlled situations and "see through" metals and other materials.

BASIS OF PRESENTATION

For accounting purposes, the voluntary share exchange transaction between SLW and HiEnergy Microdevices has been treated as a recapitalization of SLW, with HiEnergy Microdevices as the accounting acquiror (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OPERATING RESULTS

For the nine months ended January 31, 2003, we incurred a net loss of approximately $4.1 million, as compared to a net loss of approximately $600,000 for the same period in 2002. For the three months ended January 31, 2003, we incurred a net loss of approximately $2.2 million, as compared to a net loss of approximately $440,000 for the same period in 2002. For the nine months ended January 31, 2003, we had negative cash flows from operations of approximately $2.1 million. In addition, we had an accumulated deficit of approximately $7.7 million and were in the development stage as of January 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002
------------------------------------------------------------------

         REVENUE

We had no revenues during the three-month periods ended January 31, 2003 or 2002. Our only revenues have been derived from government grants for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our revenues will most likely be limited to government grants. We cannot predict exactly when we will complete development of our planned detection systems and begin production for specific applications, but we expect that it will not be within the fiscal year that will end on April 30, 2003.

         OPERATING EXPENSES

Our operating expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, and fees for professional services.

Our general and administration expenses increased to approximately $2.2 million during the three-month period ended January 31, 2003, from approximately $436,000 during the same period in 2002. The increase in operating expenses was primarily due to increases in scientific administrative personnel, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

NINE MONTHS ENDED JANUARY 31, 2003 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 2002
----------------------------------------------------------------

         REVENUE

We had revenues of approximately $41,000 during the nine-month period ended January 31, 2003, as compared to revenues of approximately $117,000 during the same period last year. Our revenues were derived from government grants for development and testing of our remote detection technology.

         OPERATING EXPENSES

Our general and administration expenses increased to approximately $4.0 million during the nine-month period ended January 31, 2003, from approximately $707,000 during the same period in 2002. The increase in operating expenses was primarily due to increases in scientific and administrative personnel, amortization of deferred compensation and prepaid consulting, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

         OTHER EXPENSES

We incurred finance expenses of $223,710 during the nine months ended January 31, 2003 as discussed in Note 10, page 35 of the Notes to Consolidated Financial Statements.

         DEPRECIATION

Accumulated depreciation for property and equipment at January 31, 2003 was approximately $80,000. Depreciation expense for the nine-month periods ended January 31, 2003 and 2002 was approximately $72,500 and $5,800, respectively.

OTHER MATTERS
-------------

         TAX RETURNS

The Company`s subsidiary, HiEnergy Microdevices, has not filed certain of its Forms 1099 and W-2 and payroll tax returns for the years ended April 30, 1996 through 2002. HiEnergy Microdevices has reserved $350,000 as of April 30, 2002, and $350,000 as of January 31, 2003 for any potential taxes due for payroll taxes, penalties and interest that may have accrued as of such dates. The Boards of Directors of HiEnergy Microdevices and HiEnergy Technologies have directed that any delinquent Forms 1099 and W-2 and payroll tax returns be filed.

         RECENT ACCOUNTING PRONOUNCEMENTS

The subsection of Note 3 to the unaudited Notes to the Financial Statements entitled "Recently Issued Accounting Pronouncements" is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES; PLAN OF OPERATION

During the nine months ended January 31, 2003, we used approximately $2.1 million for operating activities, approximately $677,000 to acquire equipment and approximately $506,000 to repay related party liabilities. These uses of cash were funded principally through opening cash on April 30, 2002 of approximately $1.1 million and private placement offerings of common and preferred stock that provided net proceeds of approximately $2.9 million. As of January 31, 2003, we had cash of approximately $756,000 and current liabilities of approximately $1.1 million.

We raised approximately $2.5 million in net proceeds (after commissions) during the three months ended October 31, 2002. On October 7, 2002, we closed an offering of our Series A Convertible Preferred Stock, providing net proceeds (after commissions) of approximately $855,000. We issued approximately 98 Series A Preferred shares at a face value of $10,000 per share. The Series A Preferred shares are convertible into common stock at a fixed rate of $1.15 per share. Each investor also received 30% warrant coverage, based on the number of common shares their Series A Preferred can be converted into, with an exercise price of $1.50 per share. We also paid an 8% dividend on the Series A Preferred in advance by issuing approximately 68,000 common shares to the investors. On October 31, 2002, we completed an offering of our common stock, providing net proceeds (after commissions) of approximately $1.7 million. We issued approximately 1.3 million common shares at a price per share of $1.35. Each investor also received 20% warrant coverage, based on the number of common shares purchased, with an exercise price of $2.50 per share. The offerings and sales of our Series A Preferred Stock and our common stock were not registered under the Securities Act and were conducted pursuant to applicable exemptions from the Securities Act`s registration requirements. This disclosure is not an offer of securities by us or a solicitation of an offer to buy securities from us. Placements were made only to accredited investors with preexisting contacts with HiEnergy Technologies and its authorized representatives.

On February 7, 2003, we repaid approximately $50,000 of the approximately $145,000 of related party notes payable that were outstanding on January 31, 2003. The remaining unpaid balance of approximately $95,000 is in default or due on demand. As discussed in the section entitled "Legal Proceedings", on January 15, 2003, we executed a settlement agreement with Keith Cowan, a former executive officer of HiEnergy Microdevices, that contains a maximum cash exposure of $175,000. The settlement agreement provides that we will pay Mr. Cowan $50,000. In addition, Mr. Cowan received 80,000 shares of restricted HiEnergy Technologies common stock with registration rights. If the 80,000 shares are not sold through a registered offering before April 1, 2003, then Mr. Cowan has the option of tendering the shares to HiEnergy Technologies and demanding payment of $125,000. The $125,000 is being held in escrow. In the alternative, if Mr. Cowan receives less than $125,000 upon the sale of the 80,000 shares within 30 days of the effective date of the registration statement, he is entitled to payment of the difference between $125,000 and the amount he received from the sale of the stock. Once HiEnergy Technologies has fulfilled its obligations under the settlement agreement, Mr. Cowan has agreed to request dismissal, with prejudice, of the lawsuit.

After filing our payroll tax returns, we intend to negotiate payment schedules with relevant taxing authorities. The Company`s subsidiary, HiEnergy Microdevices, has reserved $350,000 as of April 30, 2002, and $350,000 as of January 31, 2003 for any potential taxes due to payroll taxes, penalties and interest that may have accrued as of such dates.

On November 6, 2002, we filed a registration statement on Form SB-2 to register an offering of common stock by some of our shareholders on a delayed and continuous basis. The Securities and Exchange Commission notified us that it would not review the registration statement. During the course of our ongoing due diligence in connection with this filing, we determined that certain disclosures should be updated prior to requesting that the Securities and Exchange Commission declare the registration statement effective. On February 25, 2003, we filed a pre-effective amendment to the registration statement that updates these disclosures and includes updated financial statements. We will have to file a second pre-effective amendment because the February 25, 2003 filing now contains outdated financial statements and does not accurately reflect the current composition of our Board of Directors. Certain shareholders may have rights under their respective registration rights agreements to demand payment of penalties because we did not request the Securities and Exchange Commission to declare our registration statement effective. Although we believe we have valid reasons for amending our registration statement, we may be liable for these penalties nonetheless. If a court determines us liable for these penalties, or if we agree to pay them to avoid litigation, the penalties would be approximately $28,000 for the first month (ending in December) and approximately $42,000 per month thereafter. We cannot predict whether the Securities and Exchange Commission will decide to review our second pre-effective amendment, but a decision to review our filing could substantially lengthen the period during which we will be exposed to liability for penalties. We have the option to pay a portion of these penalties in common stock that would be included in the registration statement. Although we believe we have valid reasons for amending our registration statement, it may be possible for our Series A shareholders to claim a right to redeem their Series A Convertible Preferred Stock by alleging that our decision to update and amend our registration statement is a material breach of our registration rights agreement with them. If all of our Series A shareholders made such a claim and prevailed, we would have to redeem their Series A shares in an amount of approximately $1.0 million (this amount is in addition to the penalties discussed above). Although this claim is a reasonable possibility, we believe we have defenses against it.

The SEC has initiated an investigation which includes an investigation of the relationship of certain of our directors and stockholders to an individual who has previously been involved in stock manipulation schemes and our relationships, contracts and press releases. The SEC has requested our cooperation on a voluntary basis. We had previously conducted an independent investigation of such relationships with that individual, the conclusions of which are discussed further below in the section entitled "Legal Proceedings." We intend to cooperate with the ongoing investigation of this matter by the SEC and may be required to incur additional expenses related to the investigation. We may also be subject to a claim by Barry Alter, a former Chief Executive
Officer and director of HiEnergy Technologies, for an alleged right to indemnification from expenses incurred by him in connection with the investigation under the indemnification provisions of our Certificate of Incorporation and Bylaws. We are in the process of considering the request for indemnification and have not made a determination that Mr. Alter is entitled to it. If it is determined that Mr. Alter`s claim satisfies the conditions for indemnification, we may be obligated to pay for any expenses, liabilities or losses incurred by him in connection with the investigation. In a determination of Mr. Alter`s right to indemnification, we will bear the burden of proof in demonstrating that he is not entitled to indemnification under the provisions of the Certificate of Incorporation and Bylaws.

During the quarter ended January 31, 2003, our monthly cash used in operations was around $265,000, excluding the $50,000 paid to and the $125,000 held in escrow for Keith Cowan in connection with the settlement agreement. We are now working to conserve our cash. As a result of cost cutting measures, we are trying to limit our monthly cash used in operations to approximately $150,000 per month. We have no contractual obligations to make capital expenditures. During the nine-month period ended January 31, 2003, we have made capital expenditures of approximately $677,000. We intend to make additional capital expenditures of approximately $30,000 through April 30, 2003, for a total of approximately $700,000 during the fiscal year, to further the development and testing of our technology and proposed products. If we make all of these capital expenditures and our cash used in operations remains steady at approximately $150,000 per month, we expect to have enough cash to support our operations, with continued cost-cutting measures, for approximately three to four months. Our cash on hand, however, may not be sufficient to fund our operations for a period of four months and we will need to raise additional funds to support our operations beyond four months.

The continued development and testing of our technology to create market-ready products depends upon raising additional funds. We anticipate needing an additional $2.0 million for the year ending April 30, 2004, in order to continue our operations at their current level. We believe we have sufficient authorized capital to raise approximately $2.0 million during the coming fiscal year, as our Certificate of Incorporation authorizes 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 14, 2003, there were 24,174,605 shares of common stock and approximately 95.82 shares of preferred stock outstanding. There can, however, be no assurance that we will be able to continue as a going concern or achieve material revenues or profitable operations.

In August 2002, our project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research ("SBIR") program to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. The total cost of the project is $1,400,000, which includes private matching funds of $550,000 and $70,000 granted by the Department of Defense for Phase I testing of the system currently being completed. The private contribution consists of approximately $200,000 in matching funds from private individuals and approximately $350,000 worth of HiEnergy Technologies` hi-tech equipment. On January 15, 2003, the contract with the Department of Defense was executed by the parties. We have commenced work under year one of the $415,000 contract. We are contractually scheduled to receive $34,585 per month under the contract commencing in February 2003 and have submitted invoices to the DOD for the February and March 2003 payments, but have not yet received them. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the DOD at the end of the first year.

We plan to continue to utilize a combination of equity financings and government grants to fund our short-term growth. Negative publicity surrounding the matters discussed in the section entitled "Legal Proceedings" could increase the challenge of raising additional capital. However, the lower stock price could make the stock more attractive to private investors. There is no assurance that additional capital will be available when or if required.

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

RISKS RELATED TO OUR BUSINESS

THERE HAS BEEN AN INFORMAL SEC INQUIRY THAT RELATES TO INVESTORS IN OUR PREDECESSOR COMPANY ABOUT THE TIME OF THE REVERSE ACQUISITION TRANSACTION BETWEEN SLW ENTERPRISES INC. AND HIENERGY MICRODEVICES, INC.
-------------------------------------------------------------------------------

We were made aware by a reporter with the Dow Jones News Service that there may be a relationship between a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies, Barry Alter, and an individual by the name of Phil Gurian, who had previously been convicted and awaits sentencing for stock manipulation schemes. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in any wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse acquisition of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of HiEnergy Technologies. However, we believe that Mr. Gurian introduced other investors who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse acquisition knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian`s mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. Please see "Legal Proceedings." Mr. Alter has engaged his own separate legal counsel and is a recipient of an informal inquiry by the SEC as to this matter. Mr. Alter has also requested that we advance him legal counsel retainer against future expenses in connection with that investigation. After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian.

Despite the ongoing investigation by the SEC, the development of our technology and products is proceeding undisturbed and without interruption. Naturally, we have cooperated fully with the SEC. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided approximately 3,000 pages of documents. There will be a few additional documents supplied as and when requested. As to the conclusions of the independent investigators, please see "Legal Proceedings."

The price of our stock declined precipitously in connection with the news story and our announcements concerning our investigation. Nevertheless, current management is highly confident of the Company`s ability to raise financing. The SEC has not made or filed any allegations as it is still a matter of informal investigation. One of the possible effects on us could be a depressed stock price, which may result in difficulty raising equity capital or the sale of equity at prices that are less than the price of our common stock on the market. We also would be subject to indemnification claims by Mr. Alter, who claims that we are required to advance his expenses until there is a final judgment, which could be years away. We are in the process of considering the request for indemnification and have not made a determination that Mr. Alter is entitled to it. There may be costs and expenses in addition to these, such as legal expenses and other incremental expenses that could be involved in sorting out these issues and assisting the SEC with such work.

We may also consider instituting litigation as a result of any wrongdoing that is found. Such litigation could also involve material costs that could affect our financial position. We will rely upon the SEC`s investigation to help us determine whether and what action is appropriate.

FORMER DIRECTOR FAILED TO DISCLOSE COURT JUDGMENT.
--------------------------------------------------

We filed on March 11, 2003 an amendment to our annual report on Form 10-KSB for the year ended April 30, 2002 disclosing additional biographical information about Gregory F. Gilbert, a former director. Specifically, we obtained a copy of a "Final Judgment as to Gregory Gilbert" from the United States District Court for the District of Columbia dated May 7, 1999, in SEC v. Bio-Tech Industries, Inc., et al., Case No. 98 Civ. 2298. Based on a review of the civil docket for this case, we do not believe this judgment, as reinstated on or about July 20, 1999, has been reversed, suspended or vacated. Therefore, this involvement by a director in such legal proceedings was not known by the Company or disclosed in the Form 10-KSB pursuant to Item 401(d) of Regulation S-B.

The judgment permanently restrains and enjoins Mr. Gilbert from violating the anti-fraud provisions of the Securities Exchange Act of 1934 and imposes a civil penalty of $100,000 on him. Mr. Gilbert did not disclose this judgment to us during the course of our preparation of our annual report on Form 10-KSB for the year ended April 30, 2002. We also determined, based on SEC Litigation Release No. 16182 (June 9, 1999), that a predecessor to Hamilton-Biophile Companies, of which Mr. Gilbert is Chief Executive Officer, was enjoined to file its quarterly and annual reports due under the Securities Exchange Act of 1934. Based on entries on the SEC`s EDGAR database, it does not appear that either Hamilton-Biophile or the predecessor has complied with this injunction. Additionally, Hamilton-Biophile, including its predecessors, has filed or had filed against it petitions for voluntary and involuntary bankruptcy during Mr. Gilbert`s tenure as its Chief Executive Officer.

Because the information had not been disclosed by Mr. Gilbert to us, we could not include the information in any filings with the SEC prior to the filing on March 11, 2003 of the amendment to our annual report on Form 10-KSB for the year ended April 30, 2002.

PURCHASERS OF OUR SECURITIES AND STOCKHOLDERS COULD ATTEMPT TO ASSERT CLAIMS AGAINST US FOR INADEQUATE DISCLOSURE.
--------------------------------------------------------------------------------

In April, June and October 2002, we sold 1,725,000 shares of Common Stock, 97.93 shares of Series A Convertible Preferred Stock and 1,349,934 shares of Common Stock in three separate private equity offerings. Facts related to Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described under "Former Director Failed to Disclose Court Judgment" "There Has Been an Informal SEC Inquiry ... SLW Enterprises Inc. and HiEnergy Microdevices, Inc." and "Legal Proceedings," were not known to us and were not disclosed in sales materials or filings with the SEC. We do not believe that the information was material, and we believe that we have valid defenses against liability under the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act") and other state and federal securities laws. However, if a court decides to the contrary, that could result in liability under the Securities Act to such purchasers or under the Securities Exchange Act of 1934 to stockholders, or under other state securities laws that may apply similar or different standards as the federal law. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent they were involved.

IF WE ARE UNABLE TO SECURE ANTICIPATED GOVERNMENTAL FUNDING, WE MAY BE FORCED TO CURTAIL SPENDING FURTHER THAN ANTICIPATED.
--------------------------------------------------------------------------------

We must secure enough funds to pay our current liabilities and fund the research and development of our products. We are currently in the process of negotiating several proposals with various government agencies for the development and use of our technology, which we believe will provide adequate sources of funding for our operations for the foreseeable future. The government review and procurement process can be slow and unpredictable at times. However, management is highly confident as our products have performed well in all tests and demonstrations to date and been well received by these agencies.

We may instead raise capital funds through other sources. If equity financing is used to raise additional working capital, the ownership interests of our existing stockholders will be diluted. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If unavailable, our operations could be severely limited, and we may not be able to implement our business plan in a timely manner or at all.

IF WE ARE UNABLE TO RETAIN KEY TECHNICAL AND SCIENTIFIC PERSONNEL, IT MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN, LIMIT OUR PROFITABILITY AND DECREASE THE VALUE OF YOUR STOCK.
--------------------------------------------------------------------------------

We are dependent on the talent and resources of our key managers and employees. In particular, the success of our business depends to a great extent on Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer and Chief Scientific Officer. Dr. Maglich is the inventor of the stoichiometric technology and the three detection system prototypes being developed by us, and his services are critical to our success. We have not obtained key man insurance with respect to Dr. Maglich or any of our executive officers. The loss of Dr. Maglich may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE ONE OF THE MATERIAL FACTORS TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION, EXCEPT TO THE EXTENT WE OTHERWISE CAN PROTECT OUR INTERESTS.
-------------------------------------------------------------------------------

We do not solely rely on contractual rights, patents, copyrights or other legal protection of intellectual property for any aspect of our technology. Because the combination of contractual rights, patents and copyrights may only provide narrow protection of our proprietary rights, we also rely on the protection afforded by our trade secrets, rapid innovation and advancement of technology and scientific expertise. However, we believe that our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. The failure or inability to protect these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.

We may receive infringement claims from third parties relating to our products under development and technologies. We intend to investigate the validity of any infringement claims that may be made against us and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into the products we are developing, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs in defending any legal action taken against us.

OUR AUDITORS INCLUDED A GOING CONCERN QUALIFICATION IN THEIR REPORT ON OUR AUDITED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Our recurring losses, our accumulated deficit, and our working capital deficiency, among other factors, raises substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to qualify their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern. Reports of independent auditors questioning a company`s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.


ITEM 3.  CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Treasurer, Dr. Bogdan C. Maglich, with the assistance of other management, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a -14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that he is alerted on a timely basis to material information relating to HiEnergy Technologies (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act and that such information is recorded, processed and reported as and when required.

(B)  CHANGES IN INTERNAL CONTROLS

The finding of the evaluation of our internal controls is that they need improvements, and we are in the process of addressing these issues. In March 2003, our Board of Directors revised the procedures for monetary payments by the Company to require that all monetary payments made by the Company or its subsidiaries be first approved in writing by Dr. Maglich and that Dr. Maglich has sole authority to sign checks, notes or drafts for the Company and its subsidiaries.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As we reported in our February 25, 2003, amendment to our Form SB-2 registration statement, we have become aware of rumors regarding certain stockholders and their relationship to a person who has previously been involved in stock manipulation schemes. Our general policy is not to respond to rumors, but we believe that these rumors may have contributed to a decline in the market price of our common stock and may continue to contribute to a further decline. Our Board of Directors directed our President to hire a team of independent investigators to investigate whether the Company or any of our officers and directors engaged in any wrongdoing. The core team of independent investigators consisted of two former federal prosecutors, a former Assistant United States Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. The independent investigators reviewed disclosures HiEnergy Technologies has made, reviewed disclosures made by SLW Enterprises prior to the April 2002 reverse merger, reviewed other publicly available information, and conducted a number of interviews, including interviews with the person who had previously been involved in stock manipulation schemes and two of HiEnergy Technologies` former directors who know him.

The independent investigators have completed their investigation. Except as discussed in the next two paragraphs, the independent investigators have concluded the following:

1.            The  independent  investigators  have not  identified any evidence
              that  our  current  executive   management  team  engaged  in  any
              wrongdoing.

2. The independent investigators have not identified any evidence of wrongdoing following the April 2002 reverse merger of SLW Enterprises and HiEnergy Microdevices that resulted in our public company, HiEnergy Technologies.

3.            The  independent   investigators  believe  there  is  insufficient
              evidence to fully conclude that there was no wrongdoing by SLW Enterprises prior to the reverse merger.

4. Our post-merger officers and directors responded promptly and cooperated fully with the investigation.

Concerning item 3, above, the independent investigators obtained evidence that some of HiEnergy Technologies` stockholders who purchased significant amounts of SLW Enterprises shares prior to the reverse merger then had know or had business dealings with the person who had previously been involved in stock manipulation and that one of these stockholders was a company reportedly owned by his mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. A person who later served as HiEnergy Technologies` interim President and was a director was aware of at least some aspect of these purchases of SLW Enterprises shares. The independent investigators believe the evidence is inconclusive whether the person who had previously been involved in stock manipulation had control over these SLW Enterprises shares and whether, if so, HiEnergy Technologies` former President and director had any knowledge of such control.

Subsequent to the conclusion of the independent investigation, we obtained information concerning former director Gregory Gilbert`s past that should have been included in his biographical information in the Form 10-KSB for the year ended April 30, 2002. We filed an amendment to our Form 10-KSB on March 11, 2003, to include this information.

The Enforcement Division of the Securities and Exchange Commission has opened an investigation requesting HiEnergy Technologies` cooperation on a voluntary basis. We have supplied the Enforcement Division attorneys with the reports developed by our independent investigators. We intend to cooperate with the Enforcement Division`s investigation and have voluntarily provided the Enforcement Division with documents they have requested. At this time the Enforcement Division attorneys have not indicated whether they intend to recommend action against the Company or any of its officers or directors or former officers or directors.

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A (common stock) of HiEnergy Microdevices at $5.00 per share. The demand letter received by us does not specify a specific amount of damages but states that such amount is "considerable". No lawsuit has been filed by Mr. Eckhouse as of February 1, 2003.

In March, 2002, Keith Cowan, a former CEO and President of HiEnergy Microdevices, filed a lawsuit against HiEnergy Microdevices, Dr. Maglich, and Mr. Richard Alden in the Superior Court of the State of California, County of Orange, Central Justice Center. Mr. Cowan sought damages in the amount of $873,455, plus interest, penalties, attorney`s fees, and costs based on the following claims: (a) failure to pay wages due in violation of the Labor Code against HiEnergy Microdevices and Dr. Maglich; (b) breach of contract against HiEnergy Microdevices and Dr. Maglich; (c) false representation regarding the kind and character of the work against all three defendants; and (d) fraud against all three defendants. The parties to the lawsuit executed a settlement agreement on January 15, 2003. The settlement agreement provides that HiEnergy Technologies will pay Mr. Cowan $50,000: $25,000 in the form of wages that will be subject to payroll taxes and $25,000 in the form of a reimbursement for moving expenses and legal fees. In addition, Mr. Cowan received 80,000 shares of restricted common stock of HiEnergy Technologies with registration rights. If the 80,000 shares are not sold through a registered offering before April 1, 2003, then Mr. Cowan has the option of tendering the shares to HiEnergy Technologies and demanding payment of $125,000. In the alternative, if Mr. Cowan receives less than $125,000 upon the sale of the 80,000 shares within 30 days of the effective date of the registration statement, he is entitled to payment of the difference between $125,000 and the amount he received from the sale of the stock. Once HiEnergy Technologies has fulfilled its obligations under the settlement agreement, Mr. Cowan has agreed to request dismissal, with prejudice, of the lawsuit.

As discussed more fully above under Management`s Discussion and Analysis or Plan of Operation, the Company`s subsidiary, HiEnergy Microdevices, has reserved $350,000 as of April 30, 2002, and $350,000 as of January 31, 2003 for any
potential taxes due to payroll taxes, penalties and interest that may have accrued as of such dates.

Except as described above, to the knowledge of our executive officers and directors, neither we nor our subsidiaries are party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.


ITEM 2.  CHANGES IN SECURITIES

LIST OF SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED JANUARY 31, 2003

o In January 2003, we issued 80,000 shares of common stock to Keith Cowan, a former director and executive officer of HiEnergy Microdevices, in connection with a settlement agreement. Mr. Cowan is an accredited investor. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o As an accommodation to adjust amounts owing to QED Law Group, P.L.L.C., on December 19, 2002, we issued stock options to Shea Wilson and Derek Woolston to purchase an aggregate of 27,272 shares of common stock at $2.24 per share. December 19, 2002 was the third trading day following our filing of a report on Form 10-QSB for the quarterly period ended October 31, 2002. The closing sales price on December 19, 2002 was $2.79. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or
     Section 4(2) under the Securities Act.

o In December 2002, we issued warrants to purchase 250,000 shares of common stock, with an exercise price of $2.12 and a termination date of May 1, 2007, to Wolfe Axelrod Weinberger Associates in connection with the termination of a consulting agreement with HiEnergy Technologies. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

ITEM 5.  OTHER INFORMATION

RESIGNATIONS AND APPOINTMENTS OF DIRECTORS AND OFFICERS

In February 2003, HiEnergy Technologies appointed David R. Baker to its Board of Directors.

Mr. Baker has been an attorney for over 45 years and is currently Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham, Alabama and New York City, and is a Retired Partner of Jones, Day, Reavis & Pogue from its New York City office. Mr. Baker is a graduate of Harvard Law School. He is a member of the Alabama and New York State Bar Associations, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association`s principal representative in New York to the United Nations. In addition, he serves as Chairman of the New York Legislative Service.

Subsequent to the quarter that is the subject of this report, and as first reported by us in an amendment to our Annual Report on Form 10-KSB for the year ended April 30, 2002 which was filed with the SEC on March 11, 2003, the following directors and officers resigned at the request of Dr. Bogdan C. Maglich, Chairman of our Board of Directors. Gregory Gilbert and Barry Alter resigned their positions on the HiEnergy Technologies Board of Directors, effective March 3, 2003, and March 7, 2003, respectively. In addition, Mr. Gilbert resigned his position on the HiEnergy Microdevices, Inc. Board of Directors. Tom Pascoe also resigned his positions as President, Chief Executive Officer and Director on March 7, 2003.

Dr. Maglich has been elected Chief Executive Officer, President and Treasurer on an interim basis.

In March 2003, Mr. Robert Drysdale and Mr. Bruce Del Mar were appointed to the Board of Directors.

Also in March 2003, Ms. Michal Levy resigned her positions as Vice President and Secretary of the Company and Ms. Ioana C. Nicodin was appointed Secretary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
------------------ ---------------------------------------------------------------------------------------------------
   10.29*          Termination Agreement dated November 27, 2002 between HiEnergy Technologies, Inc. and H.C.
                   Wainwright & Co., Inc.

   10.30*          Termination Agreement dated December 2, 2002 between HiEnergy Technologies, Inc. and Wolfe
                   Axelrod Weinberger Associates LLC

   10.31*          Form of Warrant Certificate dated December 9, 2002 issued by HiEnergy Technologies, Inc. to H.C.
                   Wainwright & Co., Inc. and Assigns

   10.32*          Placement Agent Agreement dated December 16, 2002 between HiEnergy Technologies, Inc. and Seabury
                   Transportation Advisors LLC

   10.33*          Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Chapin
                   E. Wilson

   10.34*          Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Derek
                   W. Woolston

   10.35*          Settlement Agreement dated January 15, 2003 between HiEnergy Technologies, Inc. and Keith Cowan

   10.36*          Settlement Agreement dated February 14, 2003 among HiEnergy Technologies, Inc., Columbus
                   Group/cFour Partners, Robert W. Bellano and Shaun Corrales




   10.37*          Form of Warrant Certificate dated February 17, 2003 between HiEnergy Technologies, Inc. and the principals of Columbus Group/cFour Partners

   10.38*          Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies,
                   Inc. (Confidential Treatment Requested)

   10.39           Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises,
                   Inc.

   99.1            Certification of Chief Executive Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Filed  on  February  25,  2003  as  an  exhibit  to  HiEnergy   Technologies`
registration statement on Form SB-2/A (File No. 333-101055) and incorporated herein by reference.

(B)  REPORTS ON FORM 8-K

In connection with the filing of our quarterly report on Form 10-QSB for the period ended October 31, 2002, on December 16, 2002, we filed the periodic report certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 under Item 7 and Item 9 of a report on Form 8-K dated December 16, 2002.

On November 12, 2002, we filed a report on Form 8-K dated October 7, 2002. The report contained an Item 5, disclosing the closing of a Series A Convertible Preferred Stock private placement offering, the closing of a Common Stock private placement offering, and the Company`s reincorporation from Washington to Delaware. The report also contained an Item 7 listing exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HIENERGY TECHNOLOGIES, INC.



Date:    MARCH 21, 2003           By:  /S/ B. C. MAGLICH
      --------------------           --------------------------------
                                  Name: Bogdan C. Maglich
                                  Title:  Chief Executive Officer and President

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  AND TREASURER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



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


4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and


6. The registrant`s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:       March 21, 2003                /s/ B.C. Maglich
      ------------------------------     -----------------------------------
                                         Bogdan C. Maglich
                                         Chief Executive Officer and
                                         Treasurer


                                  EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------------------ ---------------------------------------------------------------------------------------------------
   10.29*          Termination Agreement dated November 27, 2002 between HiEnergy Technologies, Inc. and H.C.
                   Wainwright & Co., Inc.

   10.30*          Termination Agreement dated December 2, 2002 between HiEnergy Technologies, Inc. and Wolfe
                   Axelrod Weinberger Associates LLC

   10.31*          Form of Warrant Certificate dated December 9, 2002 issued by HiEnergy Technologies, Inc. to H.C.
                   Wainwright & Co., Inc. and Assigns

   10.32*          Placement Agent Agreement dated December 16, 2002 between HiEnergy Technologies, Inc. and Seabury
                   Transportation Advisors LLC

   10.33*          Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Chapin
                   E. Wilson

   10.34*          Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Derek
                   W. Woolston

   10.35*          Settlement Agreement dated January 15, 2003 between HiEnergy Technologies, Inc. and Keith Cowan

   10.36*          Settlement Agreement dated February 14, 2003 among HiEnergy Technologies, Inc., Columbus
                   Group/cFour Partners, Robert W. Bellano and Shaun Corrales

   10.37*          Form of Warrant Certificate dated February 17, 2003 between HiEnergy Technologies, Inc. and the principals of Columbus Group/cFour Partners

   10.38*          Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies,
                   Inc. (Confidential Treatment Requested)

   10.39           Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises,
                   Inc.

   99.1            Certification of Chief Executive Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Filed  on  February  25,  2003  as  an  exhibit  to  HiEnergy   Technologies`
registration statement on Form SB-2/A (File No. 333-101055) and incorporated herein by reference.