Form 10QSB/A
period 2003-01-31
HIENERGY TECHNOLOGIES INC
filed 2003-04-22
CIK 1112424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     JANUARY 31, 2003
                                                 ----------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from__________ to __________

                        Commission file number: 0 - 32093
                                                ----------


                           HIENERGY TECHNOLOGIES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       91-2022980
        --------------                                    ----------
 State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization


              1601 Alton Parkway, Unit B, Irvine, California 92606
             --------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 757-0855
                           ---------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 17, 2003, the issuer had 24,174,605 shares of Common Stock, par value $0.001 per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed solely for the purpose of amending Items 1, 2 and 3 of Part I and Items 2, 5 and 6 of Part II of the Quarterly Report on Form 10-QSB for the quarter ended January 31, 2003 of HiEnergy Technologies, Inc. previously filed on March 24, 2003 with the Securities and Exchange Commission.

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                               AMENDMENT NO. 1 TO
                        QUARTERLY REPORT ON FORM 10-QSB/A
                     FOR THE QUARTER ENDED JANUARY 31, 2003


PART I - FINANCIAL INFORMATION                                                                  PAGE

Item 1     Financial Statements..........................................................................1

           Consolidated Balance Sheets as of April 30, 2002 and January 31, 2003
           (unaudited)

           Consolidated Statements of Operations for the three and nine months ended January 31, 2003 and 2002 (unaudited) and for the Period from August 21, 1995 (Inception) to January 31, 2003 (unaudited)

           Consolidated  Statements of  Shareholders'  Equity  (Deficit) for the
           Period  from  August  21,  1995   (Inception)  to  January  31,  2003
           (unaudited)

           Consolidated  Statements  of Cash  Flows  for the nine  months  ended
           January 31, 2003 and 2002  (unaudited) and for the Period from August
           21, 1995 (Inception) to January 31, 2003 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)

Item 2     Management's Discussion and Analysis or Plan of Operation....................................38

Item 3     Controls and Procedures......................................................................45

PART II - OTHER INFORMATION

Item 2     Changes in Securities .......................................................................46

Item 5     Other Information............................................................................46

Item 6     Exhibits and Reports on Form 8-K.............................................................48

SIGNATURES     .........................................................................................50

CERTIFICATIONS .........................................................................................51



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                    CONSOLIDATED BALANCE SHEETS
                              APRIL 30, 2002 AND JANUARY  31,  2003  (UNAUDITED)
--------------------------------------------------------------------------------



                                                     ASSETS

                                                                                              January 31,       April 30,
                                                                                                  2003            2002
                                                                                             ------------    ------------
                                                                                               (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                                               $    755,833    $  1,078,136
     Accounts receivable                                                                                -          29,166
     Other current assets                                                                         883,041           7,500
                                                                                             ------------    ------------

         Total current assets                                                                   1,638,874       1,114,802

PROPERTY AND EQUIPMENT, net                                                                       719,120         114,568
                                                                                             ------------    ------------

TOTAL ASSETS                                                                                 $  2,357,994    $  1,229,370
                                                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.





                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                    CONSOLIDATED BALANCE SHEETS
                              APRIL 30, 2002 AND JANUARY  31,  2003  (UNAUDITED)
--------------------------------------------------------------------------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                               January 31,     April 30,
                                                                                                  2003           2002
                                                                                             ------------    ------------
                                                                                               (unaudited)
CURRENT LIABILITIES
     Accounts payable                                                                        $    469,945    $    209,895
     Accrued expenses                                                                               6,400         151,567
     Accrued payroll and payroll taxes                                                            429,034         350,000
     Accrued interest                                                                              32,973          29,767
     Notes payable - related parties                                                              135,000         621,691
     Convertible notes payable - related parties                                                   10,400          35,400
                                                                                             ------------    ------------

         Total current liabilities                                                              1,083,752       1,398,320
                                                                                             ------------    ------------

MINORITY INTEREST IN SUBSIDIARY                                                                    18,923          18,923
                                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES




   The accompanying notes are an integral part of these financial statements.


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                    CONSOLIDATED BALANCE SHEETS
                              APRIL 30, 2002 AND JANUARY  31,  2003  (UNAUDITED)
--------------------------------------------------------------------------------



                                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                              January 31,      April 30,
                                                                                                 2003            2002
                                                                                             ------------    ------------
                                                                                              (unaudited)
CONVERTIBLE, REDEEMABLE PREFERRED STOCK
     Series A convertible, redeemable preferred stock
         8% dividends, voting rights, liquidation preference
         $10,000 per share, 345 shares authorized
         96 (unaudited) and 0 shares issued and outstanding                                  $          1             $ -
     Additional paid-in capital                                                                   783,152               -
                                                                                             ------------    ------------

            Total convertible, redeemable preferred stock                                         783,153               -
                                                                                             ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.001 par value
         20,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                                                     -               -
     Common stock, $0.001 par value
         100,000,000 shares authorized
         24,174,605 (unaudited) and 22,075,200 shares
            issued and outstanding                                                                 24,174          22,075
     Additional paid-in capital                                                                10,781,037       2,514,616
     Committed common stock, 51,348 (unaudited) and
         0 outstanding                                                                             20,298               -
     Deferred compensation                                                                     (2,272,561)              -
     Deficit accumulated during the development stage                                          (8,080,782)     (2,724,564)
                                                                                             ------------    ------------

                Total shareholders' equity (deficit)                                              472,166        (187,873)
                                                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                         $  2,357,994    $  1,229,370
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

                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                    (DEVELOPMENT STAGE COMPANIES)
       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
 JANUARY 31, 2003 AND 2002 (UNAUDITED), AND  FOR THE PERIOD FROM AUGUST 21, 1995
                                      (INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                   For the
                                                                                                                 Period from
                                                                                                                   August 21,
                                                 For the Three Months Ended     For the Nine Months Ended            1995
                                                         January 31,                      January 31,           (Inception to)
                                                 ----------------------------    ----------------------------    January 31,
                                                     2003            2002            2003            2002            2003
                                                 ------------    ------------    ------------    ------------    ------------
                                                  (unaudited)    (unaudited)     (unaudited)      (unaudited)     (unaudited)

Contract revenues                                $         --    $         --    $     40,834    $    117,000    $    366,750

Operating expenses
    General and administration                      2,596,728         435,919       4,361,030         707,278       7,370,248
                                                 ------------    ------------    ------------    ------------    ------------

Loss from operations                               (2,596,728)       (435,919)     (4,320,196)       (590,278)     (7,003,498)
                                                 ------------    ------------    ------------    ------------    ------------

Other income (expense)
    Interest income                                     3,230              --           6,588              --           6,365
    Other income                                          231              --             231              --             231
    Interest expense                                   (3,135)         (6,483)         (8,540)         (7,647)        (38,595)
    Financing expense                                      --              --        (223,710)             --        (223,710)
    Forgiveness of accounts
      payable                                              --              --          36,000              --          36,000
                                                 ------------    ------------    ------------    ------------    ------------

Total other income
    (expense)                                             326          (6,483)       (189,431)         (7,647)       (219,709)
                                                 ------------    ------------    ------------    ------------    ------------

Loss before provision
    for income taxes                               (2,596,402)       (442,402)     (4,509,627)       (597,925)     (7,223,207)

Provision for income
    taxes                                                 800              --             800              --          11,784
                                                 ------------    ------------    ------------    ------------    ------------

Net loss                                           (2,597,202)       (442,402)     (4,510,427)       (597,925)     (7,234,991)

Beneficial conversion
    feature granted on
    preferred stock                                        --              --        (767,431)             --        (767,431)


   The accompanying notes are an integral part of these financial statements.




                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                    (DEVELOPMENT STAGE COMPANIES)
       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
 JANUARY 31, 2003 AND 2002 (UNAUDITED), AND  FOR THE PERIOD FROM AUGUST 21, 1995
                                      (INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                                   For the
                                                                                                                 Period from
                                                                                                                   August 21,
                                                 For the Three Months Ended     For the Nine Months Ended            1995
                                                         January 31,                      January 31,           (Inception to)
                                                 ----------------------------    ----------------------------    January 31,
                                                     2003            2002            2003            2002            2003
                                                 ------------    ------------    ------------    ------------    ------------
                                                  (unaudited)    (unaudited)     (unaudited)      (unaudited)     (unaudited)

Preferred stock
    dividends                                    $         --    $         --    $    (78,360)   $         --    $    (78,360)
                                                 ------------    ------------    ------------    ------------    ------------

Net loss available to
    common
    shareholders                                 $ (2,597,202)   $   (442,402)   $ (5,356,218)   $   (597,925)   $ (8,080,782)
                                                 ============    ============    ============    ============    ============

Net loss per share                               $      (0.11)   $      (0.03)   $      (0.20)   $      (0.04)   $      (0.58)

Beneficial conversion
    feature granted on
    preferred stock
    per share                                              --              --           (0.03)             --           (0.06)

Preferred stock
    dividends per share                                    --              --              --              --           (0.01)
                                                 ------------    ------------    ------------    ------------    ------------

Basic and diluted loss
    available to common
    shareholders per
    share                                        $      (0.11)   $      (0.03)   $      (0.23)   $      (0.04)   $      (0.65)
                                                 ============    ============    ============    ============    ============

Basic and diluted
    weighted-average
    common shares
    outstanding                                    24,056,753      17,477,991      23,131,533      16,248,534      12,443,033
                                                 ============    ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM AUGUST 21, 1995(INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                       Deficit
                                                                                                      Accumulated
                                                               Additional  Committed                  during the
                                          Common Stock         Paid-in      Common      Deferred      Development
                                       Shares        Amount    Capital       Stock    Compensation      Stage           Total
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, August 21, 1995
    (inception)                                -    $     -     $       -    $    -     $        -     $        -       $       -
Recapitalization upon
    reverse merger                     6,470,000      6,470        (6,456)                                                     14
Issuance of common stock
    for services                         734,771        735         7,495                                                   8,230
Net loss                                                                                                  (39,387)        (39,387)
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, April 30, 1996                7,204,771      7,205         1,039         -               -       (39,387)        (31,143)
Issuance of common stock
    for services                           3,219          3            33                                                      36
Net loss                                                                                                  (110,004)      (110,004)
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, April 30, 1997                7,207,990      7,208         1,072         -               -      (149,391)       (141,111)
Issuance of common stock
    for cash                             596,589        597       143,955                                                 144,552
Issuance of common stock
    for services                       1,451,928      1,452        15,598                                                  17,050
Net loss                                                                                                 (293,019)       (293,019)
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------


   The accompanying notes are an integral part of these financial statements.


                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM AUGUST 21, 1995(INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                       Deficit
                                                                                                      Accumulated
                                                               Additional  Committed                  during the
                                          Common Stock         Paid-in      Common      Deferred      Development
                                       Shares        Amount    Capital       Stock    Compensation      Stage           Total
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, April 30, 1998                9,256,507   $  9,257  $    160,625    $    -      $       -     $(442,410)      $ (272,528)
Issuance of common stock
    for cash                             264,852        265       150,965                                                 151,230
Issuance of common stock
    for services                       2,167,620      2,167        47,592                                                  49,759
Net loss                                                                                                (272,426)        (272,426)
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, April 30, 1999               11,688,979     11,689       359,182         -               -      (714,836)       (343,965)
Issuance of common stock
    for cash                             638,548        638       295,008                                                  295,646
Issuance of common stock
    for services                       1,914,570      1,915        83,322                                                   85,237
Net loss                                                                                                 (332,131)        (332,131)
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, April 30, 2000               14,242,097     14,242       737,512         -               -    (1,046,967)       (295,213)
Issuance of common stock
    for cash                             465,437        465       109,265                                                 109,730
Issuance of common stock
    for services                         371,035        371        36,097                                                  36,468
Net loss                                                                                                 (288,067)       (288,067)
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------
   The accompanying notes are an integral part of these financial statements.


                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM AUGUST 21, 1995(INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                       Deficit
                                                                                                      Accumulated
                                                               Additional  Committed                  during the
                                          Common Stock         Paid-in      Common      Deferred      Development
                                       Shares        Amount    Capital       Stock    Compensation      Stage           Total
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Balance, April 30, 2001               15,078,569  $  15,078  $    882,874   $     -     $        -    $(1,335,034)   $   (437,082)
Issuance of common stock
    for cash                             712,071        712       180,857                                                 181,569
Issuance of common stock
    for services                       5,059,560      5,060       227,110                                                 232,170
Issuance of common stock               1,225,000      1,225     1,223,775                                               1,225,000
    in private placement
Net loss                                                                                               (1,389,530)     (1,389,530)
                                    ------------ ----------  ------------   --------   -------------  ------------    ------------

Balance, April 30, 2002               22,075,200     22,075     2,514,616          -               -    (2,724,564)       (187,873)
Issuance of common stock in
    private placement (unaudited)        500,000        500       499,500                                                  500,000
Issuance of common stock in
    private placement (unaudited)      1,349,934      1,350     1,821,057                                                1,822,407
Offering costs (unaudited)                                -      (196,793)                                                (196,793)
Dividends on preferred stock
    (unaudited)                           68,150         68        78,292                                 (78,360)               -
Beneficial conversion feature
    granted in connection with
    issuance of preferred
    stock (unaudited)                                     -       767,431                                (767,431)               -

   The accompanying notes are an integral part of these financial statements.


                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM AUGUST 21, 1995(INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                       Deficit
                                                                                                      Accumulated
                                                               Additional  Committed                  during the
                                          Common Stock         Paid-in      Common      Deferred      Development
                                       Shares        Amount    Capital       Stock    Compensation      Stage           Total
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------
Issuance of common stock to
    an employee for a bonus
    (unaudited)                           11,178  $      11  $     21,339                                             $21,350
Common stock committed to
    an employee for a bonus
    (unaudited)                                                            $  13,134                                   13,134
Issuance of common stock on
    conversion of Series A
    convertible, redeemable
    preferred stock (unaudited)           18,336         18        17,228                                              17,246
Issuance of common stock in
    legal settlement (unaudited)          80,000         80       124,920                                             125,000
Conversion of convertible notes
    payable - related parties into
    common stock (unaudited)              37,898         38        37,858                                              37,896
Issuance of common stock in
    cashless exercise of warrants
    (unaudited)                           33,909         34           (34)                                                  -
Financing expense in
    connection with issuance
    of warrants (unaudited)                                       223,710                                             223,710

   The accompanying notes are an integral part of these financial statements.


                                   HIENERGY TECHNOLOGIES, INC. AND  SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM AUGUST 21, 1995(INCEPTION) TO JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                                                      Accumulated
                                                               Additional  Committed                  during the
                                          Common Stock         Paid-in      Common      Deferred      Development
                                       Shares        Amount    Capital       Stock    Compensation      Stage           Total
                                    ------------ ----------  ------------   -------   -------------   -----------    ------------

Stock options issued to a
    consultant for services
    to be rendered (unaudited)                                 $  761,007                                              $  761,007
Deferred compensation in
    connection with issuance
    of stock options to
    employee (unaudited)                                        3,305,542               $(3,305,542)                            -
Stock options issued to a
    consultant in exchange for
    accounts payable (unaudited)                                   65,000                                                  65,000
Warrants issued to a consultant
    for services rendered or to be
    rendered (unaudited)                                          740,364                                                 740,364
Amortization of deferred
    compensation (unaudited)                                                              1,032,981                     1,032,981
Exercise of stock options
    in subsidiary (unaudited)                                                $ 7,164                                        7,164
Net loss (unaudited)                                                                                   $ (4,510,427)   (4,510,427)
                                    ------------ ----------  ------------   --------   -------------  ------------    ------------

Balance, January 31, 2003
    (unaudited)                       24,174,605     24,174  $ 10,781,037   $  20,298   $  (2,272,561) $ (8,080,782)   $  472,166
                                    ============ ==========  ============   =========   =============  ============    ============

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

--------------------------------------------------------------------------------


                                                                                         For the
                                                                                       Period from
                                                                                        August 21,
                                                                                           1995
                                                          For the Nine Months Ended   (Inception) to
                                                                  January 31,          January 31,
                                                              2003          2002           2003
                                                        --------------- ------------- --------------
                                                          (unaudited)    (unaudited)    (unaudited)
Cash flows from operating activities
    Net loss                                             $(4,510,427)   $  (597,925)   $(7,234,991)
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation                                          72,556          5,829         79,988
        Compensation expense relating to issuance of
           common stock in exchange for services
           rendered                                                -        161,707        428,950
        Compensation expense relating to issuance of
           common stock in exchange for services
           rendered to minority shareholders                       -              -         18,923
        Warrants issued for services rendered
           or to be rendered                                 740,364              -        740,364
        Common stock issued to an employee for a
           bonus                                              21,350              -         21,350
        Common stock committed to an employee
           for a bonus                                        13,134              -         13,134
        Common stock issued to a former officer
           as a settlement                                   125,000              -        125,000
        Additional compensation to officer                         -              -         42,171
        Amortization of deferred compensation              1,032,981              -      1,032,981
        Financing expense in connection with issuance
           of warrants                                       223,710              -        223,710
        Forgiveness of accounts payable                       36,000              -         36,000
        (Increase) decrease in
           Accounts receivable                                29,166              -              -
           Other current assets                             (114,534)             -       (122,034)


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

--------------------------------------------------------------------------------
                                                                                         For the
                                                                                       Period from
                                                                                        August 21,
                                                                                           1995
                                                          For the Nine Months Ended   (Inception) to
                                                                  January 31,          January 31,
                                                              2003          2002           2003
                                                        --------------- ------------- --------------
                                                          (unaudited)    (unaudited)    (unaudited)

        Increase (decrease) in
           Accounts payable                              $   289,488    $   147,020    $   499,385
           Accrued expenses                                 (145,167)         5,669          6,416
           Accrued payroll and payroll taxes                  79,034         75,000        429,034
           Accrued interest                                    5,664          7,647         35,431
                                                         -----------    -----------    -----------

Net cash used in operating activities                     (2,101,681)      (195,053)    (3,624,188)
                                                         -----------    -----------    -----------

Cash flows from investing activities
    Purchase of property and equipment                      (677,108)       (44,818)      (799,108)
                                                         -----------    -----------    -----------

Net cash used in investing activities                       (677,108)       (44,818)      (799,108)
                                                         -----------    -----------    -----------

Cash flows from financing activities
    Proceeds from issuance of common stock in
      private placement                                    2,322,407              -      3,547,407
    Offering costs on common stock                          (196,793)             -       (196,793)
    Proceeds from issuance of common stock                         -        153,000        882,723
    Proceeds from issuance of preferred stock                979,301              -        979,301
    Offering costs on preferred stock                       (178,902)             -       (178,902)
    Exercise of stock options in subsidiary                    7,164              -          7,164
    Proceeds from notes payable - related parties                  -        183,468        579,520
    Payments on notes payable - related parties             (486,691)       (38,528)      (486,691)


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

--------------------------------------------------------------------------------
                                                                                         For the
                                                                                       Period from
                                                                                        August 21,
                                                                                           1995
                                                          For the Nine Months Ended   (Inception) to
                                                                  January 31,          January 31,
                                                              2003          2002           2003
                                                        --------------- ------------- --------------
                                                          (unaudited)    (unaudited)    (unaudited)

    Proceeds from convertible notes payable - related
      parties                                            $    29,280            $ -    $    84,680
    Payments on convertible notes payable - related
      parties                                                (19,280)        (9,280)       (39,280)
                                                         -----------    -----------    -----------

Net cash provided by financing activities                  2,456,486        288,660      5,179,129
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash
    equivalents                                             (322,303)        48,789        755,833

Cash and cash equivalents, beginning of
    period                                                 1,078,136          3,521              -
                                                         -----------    -----------    -----------

Cash and cash equivalents, end of period                 $   755,833    $    52,310    $   755,833
                                                         ===========    ===========    ===========


Supplemental disclosures of cash flow information

    Interest paid                                        $     2,876    $         -    $     2,876
                                                         ===========    ===========    ===========

    Income taxes paid                                    $       800    $         -    $    11,783
                                                         ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR  THE  NINE  MONTHS   ENDED JANUARY  31,  2003 AND 2002  (UNAUDITED),
           AND FOR THE PERIOD  FROM  AUGUST 21, 1995 (INCEPTION)    TO   JANUARY
                                                                     (UNAUDITED)

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

         As contemplated by the Securities and Exchange Commission ("SEC") under
         Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. The interim financial data is unaudited; however, in the opinion of HiEnergy's management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for the nine months ended January 31, 2003 are not necessarily indicative of those to be expected for the year ended April 30, 2003.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the nine months ended January 31, 2003 and 2002 and the period from August 21, 1995 (inception) to January 31, 2003, the Company incurred net losses available to common shareholders of $5,356,218 (unaudited), $597,925 (unaudited), and $8,080,782
         (unaudited), respectively, and it had negative cash flows from operations of $2,101,681 (unaudited), $195,053 (unaudited), and $3,624,188 (unaudited), respectively. In addition, the Company had an accumulated deficit of $8,080,782 (unaudited) and was in the development stage as of January 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         CASH AND CASH EQUIVALENTS
         -------------------------
         The Company maintains its cash deposits at several banks located throughout California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2002 and January 31, 2003, uninsured portions of the balances at those banks aggregated to $1,125,206 and $640,357 (unaudited), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------
         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable - related parties and convertible notes payable - related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------
         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

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
--------------------------------------------------------------------------------



NOTE 6 - NOTES PAYABLE - RELATED PARTIES (CONTINUED)
                                                                                 January 31,          April 30,
                                                                                      2003               2002
                                                                                ---------------    ----------------
                                                                                 (unaudited)
                  Secured notes to a shareholder/former officer/ director of the
                      Company, non-interest-bearing,  and due in March 2002. The notes are secured by 23,571 shares of common stock.  As of
                      April 30, 2002, the notes were in default. During the nine months ended January 31, 2003, the notes were paid in full
                      (unaudited).  In addition, since the notes were in default and the principal  balance of $150,000 was paid late,  the
                      Company  granted  the  holder of the  notes,  a warrant to purchase 150,000 shares of common stock
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

          o    In   December   2002,    the   Company    increased   its   Chief
               Scientist/Chairman of the Board's base salary to $175,000 per year, effective November 2002.

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         EMPLOYMENT AGREEMENTS (unaudited)
         ---------------------
          In September  2002, the Company  entered into a three-year  employment
          agreement       with       its        President/Chief        Executive
          Officer/Treasurer/Director. Major terms of the agreement are as follows:

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

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         EMPLOYMENT AGREEMENTS (unaudited) (Continued)
         --------------------

          o If the agreement is terminated without cause, the Company must pay its President/Chief Executive Officer/Treasurer/Director an amount equal to the executive's annual salary, payable in 12 monthly installments following the termination date, and health insurance benefits for 12 months.

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

         In March 2003, the Vice President/Corporate Secretary resigned her positions (see Note 13).

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

                    12 Months
                    Ending
                   January 31,
                ------------------

                      2004                                  $       96,000
                      2005                                          96,000
                      2006                                          72,000
                                                            ---------------

                           TOTAL                            $      264,000
                                                            ===============

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

          o The Company issued warrants to purchase 10% of the amounts of securities issued to investors. The exercise price of the warrants will be equal to the price at which the security was issued. The warrants vest immediately and expire five years from the date of grant. Upon the closing of the preferred stock private placement and closing of the common stock private placement, the Company issued warrants to purchase 117,994 and 161,994 shares of common stock, respectively, at an exercise price of $1.15 per share and $1.35 per share, respectively.

          o In November 2002, to cancel the remainder of the terms of this agreement, the Company agreed to issue warrants to purchase 150,000 shares of common stock. The warrants vest immediately, have an exercise price of $2.48 per share, and expire five years from the date of grant (see Note 10).

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

         In addition, the Company seemingly has not filed certain of its 1099's, W-2's, and payroll tax returns for the calendar years ended December 31, 1995 through 2001. As of January 31, 2003, federal and state taxing authorities have not assessed the Company any additional amounts due for payroll taxes, penalties, and interest. The Company has reserved $350,000 and $350,000 (unaudited) for any potential taxes due for payroll taxes, penalties, and interest that may have accrued as of April 30, 2002 and January 31, 2003, respectively. The Board of Directors has approved the Company filing these forms and payroll tax returns, and the Company is in the process of determining what needs to be filed and what amount, if any, is due.

         LITIGATION
         ----------
         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

         In addition, the Company was sued by a former officer of the Company for failure to pay wages, breach of contract, false representations, and fraud. In January 2003, the Company entered into a settlement agreement with this former officer. The settlement agreement provides that the Company will pay its former officer $25,000 (unaudited) in salary owed, $25,000 (unaudited) to reimburse legal and moving expenses, plus issue 80,000 shares (unaudited) of the Company's restricted common stock. The shares are to be included in the next registration statement filed by the Company. If the 80,000 shares are not sold through the registered offering before April 1, 2003, the former officer has the option of tendering the shares to the Company and demanding payment of $125,000.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LITIGATION (Continued)
         ----------
         Furthermore, if the former officer receives less than $125,000 upon the sale of the 80,000 shares with 30 days of the effective date of the registration statement, he is entitled to payment of the difference between $125,000 and the amount he received from the sale of the stock. Under the terms of the agreement, the $125,000 has been deposited into an escrow account acceptable to the former officer and is included in other current assets on the accompanying balance sheet.

         In April 2003, the former officer tendered the 80,000 shares and received payment of $125,000.

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

         WARRANT AND OPTION HOLDERS
         ---------------------------
         Microdevices has granted stock options and warrants to purchase 12,365 and 32,247 shares, respectively, of common stock. These stock options and warrants are exercisable at $3.50 per share. If the stock option and warrant holders exercise their stock options and warrants, the Company has agreed to allow these stock option and warrant holders to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share (or $0.157 per share). If these stock option and warrant holders exercise and convert their shares, the Company will be required to issue 997,272 additional shares of common stock to the stock option and warrant holders.

         During the nine months ended January 31, 2003, 2,047 (unaudited) of the above stock options were exercised via a cash payment of $7,165
         (unaudited), or $3.50 per share. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,759 shares (unaudited) of common stock.

         During the nine months ended January 31, 2003, options to purchase 4,000 (unaudited) shares of Microdevices' common stock were assumed by the Company at an exchange rate of 22.3524 per share (or $0.157 per share). Therefore, the Company issued options to purchase 89,410 shares (unaudited) of its common stock at an exercise price of $0.157 per share.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 9 - PREFERRED STOCK

         SERIES A CONVERTIBLE, REDEEMABLE PREFERRED STOCK (unaudited)
         ------------------------------------------------
         In August 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation to establish Series A convertible, redeemable preferred stock (the "Series A"), par value $0.001 per share. The Company is authorized to issue 345 shares of the Series A. Each share is convertible on either of these events a) any time at the option of the holder at $1.15 per share or b) mandatorily convertible two years following the issuance date at $1.15 per share. Under certain circumstances the conversion price is subject to adjustment. Furthermore, upon a certain major transaction or triggering event, the holder of the Series A has the right to require the Company to redeem all or a portion of the Series A at a price per share equal to the liquidation preference, plus any accrued but unpaid dividends and liquidated damages.

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

         In January 2003, two shares of the Series A were converted into 18,336 shares of the Company's common stock.

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


NOTE 10 - SHAREHOLDERS' EQUITY (DEFICIT)

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



NOTE 10 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

         COMMON STOCK ISSUED IN PRIVATE PLACEMENTS
         -----------------------------------------
         In April 2002, the Company completed its first closing of its first private placement, whereby 1,225,000 shares of common stock were issued in exchange for cash of $1,225,000. The private placement offering was originally slated to close at the same time as the voluntary share exchange. HiEnergy extended the term of the offering and increased the size to a maximum of 2,000,000 shares of common stock at $1 per share.

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

         COMMON STOCK ISSUED AND COMMITTED FOR EMPLOYEE BONUS (unaudited)
         ----------------------------------------------------
         The Company issued 11,178 shares of common stock and is committed to issue 5,589 shares of common stock to an employee of the Company in lieu of a cash bonus. The shares were valued at $34,484, which approximates the fair value of the shares.

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


NOTE 10 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

         CASHLESS EXERCISE OF WARRANTS (unaudited)
         -----------------------------
         In December 2002, warrants to purchase 47,000 shares of common stock were exercised via a cashless exercise, whereby the Company issued 33,909 shares of common stock.

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

         WARRANTS ISSUED FOR SERVICES RENDERED
         -------------------------------------
          In November 2002, the Company entered into a termination agreement with its placement agent, whereby the Company agreed to issue warrants to purchase 150,000 shares of common stock. The warrants vest immediately, are exercisable at $2.48 per share, and expire five years from the date of grant. Any liabilities arising under the original placement agent agreement have been released.


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


NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

         MANAGEMENT CHANGES
         -------------------

         Appointments
         In February 2003, the Company appointed Mr. David R. Baker to the Board of Directors of the Company.

         In March 2003, the Company appointed Mr. Robert Drysdale and Mr. Bruce Del Mar to its Board of Directors.

         In March 2003, Ms. Ioana C. Nicodin was appointed Secretary of the Company.

         In March 2003, Dr. Bogdan C. Maglich was appointed Chief Executive Officer, President, and Treasurer of the Company.

         Resignations
         At the request of the Chairman of the Board, Mr. Gregory Gilbert and Mr. Barry Alter, both of whom were directors of the Company, resigned their positions in March 2003.

         In  March  2003,   Mr.   Thomas   Pascoe   resigned  his  positions  as
         President/Chief Executive Officer/Treasurer/Director of the Company.

         In March 2003, Ms. Michal Levy resigned her positions as Vice President and Corporate Secretary of the Company at the request of the Chairman of the Board.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------



NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

         SEC INVESTIGATION
         -----------------
         In February 2003, the Enforcement Division of the SEC opened an investigation requesting the Company's cooperation on a voluntary basis. The Company has not been notified of any formal investigation. The Company has supplied the Enforcement Division's attorneys with the reports developed by the Company's independent investigators. The Company has cooperated promptly and continuously and intends to continue to cooperate with the Enforcement Division's investigation. It has also agreed to voluntarily provide the Enforcement Division with other documents they have requested in its investigation. In April 2003, the Enforcement Division of the SEC commenced a formal investigation.

         In connection with the SEC investigation, the Company may be subject to a claim by a former Chief Executive Officer/director for an alleged right to indemnification from expenses incurred by him in connection with the investigation under the indemnification provisions of the Company's Certificate of Incorporation and Bylaws. The Company is in the process of considering the request for indemnification and has not made a determination that he is entitled to it.

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

         CONTINGENCY WITH FORMER OFFICER OF THE COMPANY
         ----------------------------------------------
         In April 2003, a former officer of the Company returned 80,000 shares of common stock to the Company, and the Company released from escrow $125,000 to the former officer in accordance with the terms of a settlement agreement (see Note 8).

         OUTSIDE SERVICES
         ----------------
         In March, 2003, the Company retained corporate counsel. Under the terms of the agreement, with respect to non-litigation matters, the counsel's fees until August 31, 2003 will be payable by delivery of convertible promissory notes. The convertible promissory notes earn interest at 10% per annum, fall due within 6 months and are convertible into a number of shares of common stock of the Company equal to the result of dividing the principal amount of the note by $1.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB/A, and specifically in "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by HiEnergy Technologies, Inc. (the "Company"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB/A and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business.

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

On October 22, 2002, we reincorporated under the laws of the State of Delaware. Our name remains HiEnergy Technologies, Inc., and our common shares continue to trade on the NASD's Over-the-Counter Bulletin Board(R) under the symbol "HIET".

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

OPERATING RESULTS

For the nine months ended January 31, 2003, we incurred a net loss of approximately $4.5 million, as compared to a net loss of approximately $600,000 for the same period in 2002. For the three months ended January 31, 2003, we incurred a net loss of approximately $2.6 million, as compared to a net loss of approximately $440,000 for the same period in 2002. For the nine months ended January 31, 2003, we had negative cash flows from operations of approximately $2.1 million. In addition, we had an accumulated deficit of approximately $8.1 million and were in the development stage as of January 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31,
------------------------------------------------------------------------------
2002
----

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

Our general and administration expenses increased to approximately $2.6 million during the three-month period ended January 31, 2003, from approximately $436,000 during the same period in 2002. The increase in operating expenses was primarily due to increases in scientific and administrative personnel, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

NINE MONTHS ENDED JANUARY 31, 2003 COMPARED TO NINE MONTHS ENDED JANUARY 31,
----------------------------------------------------------------------------
2002
----

         REVENUE

We had revenues of approximately $41,000 during the nine-month period ended January 31, 2003, as compared to revenues of approximately $117,000 during the same period last year. Our revenues were derived from government grants for development and testing of our remote detection technology.

         OPERATING EXPENSES

Our general and administration expenses increased to approximately $4.4 million during the nine-month period ended January 31, 2003, from approximately $707,000 during the same period in 2002. The increase in operating expenses was primarily due to increases in scientific and administrative personnel, amortization of deferred compensation and prepaid consulting, general office, legal, accounting and investor relations expenses, as well as research and development expenses.

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

OTHER MATTERS
-------------

         TAX RETURNS

The Company's subsidiary, HiEnergy Microdevices, has not filed certain of its Forms 1099 and W-2 and payroll tax returns for the years ended April 30, 1996 through 2002. HiEnergy Microdevices has reserved $350,000 as of April 30, 2002, and $350,000 as of January 31, 2003 for any potential taxes due for payroll taxes, penalties and interest that may have accrued as of such dates. The Boards of Directors of HiEnergy Microdevices and HiEnergy Technologies have directed that any delinquent Forms 1099 and W-2 and payroll tax returns be filed.

         RECENT ACCOUNTING PRONOUNCEMENTS

The subsection of Note 3 to the unaudited Notes to the Financial Statements entitled "Recently Issued Accounting Pronouncements" is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES; PLAN OF OPERATION

During the nine months ended January 31, 2003, we used approximately $2.1 million for operating activities, approximately $677,000 to acquire property and equipment and approximately $487,000 to repay related party liabilities. These uses of cash were funded principally through opening cash on April 30, 2002 of approximately $1.1 million and private placement offerings of common and preferred stock that provided net proceeds of approximately $2.9 million. As of January 31, 2003, we had cash of approximately $756,000 and current liabilities of approximately $1.1 million.

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

On February 7, 2003, we repaid approximately $50,000 of the approximately $145,000 of related party notes payable that were outstanding on January 31, 2003. The remaining unpaid balance of approximately $95,000 is in default or due on demand. As discussed in the section entitled "Legal Proceedings", on January 15, 2003, we executed a settlement agreement with Keith Cowan, a former executive officer of HiEnergy Microdevices, that contains a maximum cash exposure of $175,000. The settlement agreement provides that we will pay Mr. Cowan $50,000. In addition, Mr. Cowan received 80,000 shares of restricted HiEnergy Technologies common stock with registration rights. The settlement agreement provided that if the 80,000 shares were not sold through a registered offering before April 1, 2003, then Mr. Cowan had the option of tendering the shares to HiEnergy Technologies and demanding payment of $125,000. As of April 1, 2003, the shares had not been registered and Mr. Cowan subsequently tendered the 80,000 shares to HiEnergy Technologies and received a payment of $125,000.

After filing our payroll tax returns, we intend to negotiate payment schedules with relevant taxing authorities. The Company's subsidiary, HiEnergy Microdevices, has reserved $350,000 as of April 30, 2002, and $350,000 as of January 31, 2003 for any potential taxes due to payroll taxes, penalties and interest that may have accrued as of such dates.

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

The SEC has initiated an investigation which includes an investigation of the relationship of certain of our directors and stockholders to an individual who has previously been involved in stock manipulation schemes and our relationships, contracts, and press releases. The SEC has requested our cooperation on a voluntary basis. We conducted an independent investigation of such relationships with that individual, the conclusions of which are discussed further below in the section entitled "Legal Proceedings." We intend to cooperate with the ongoing investigation of this matter by the SEC and may be required to incur additional expenses related to the investigation.

We may also be subject to a claim by Barry Alter, a former Chief Executive Officer and director of HiEnergy Technologies, for an alleged right to indemnification from expenses incurred by him in connection with the investigation under the indemnification provisions of our Certificate of Incorporation and Bylaws. We are in the process of considering the request for indemnification and have not made a determination that Mr. Alter is entitled to it. If it is determined that Mr. Alter's claim satisfies the conditions for indemnification, we may be obligated to pay for any expenses, liabilities or losses incurred by him in connection with the investigation. In a determination of Mr. Alter's right to indemnification, we will bear the burden of proof in demonstrating that he is not entitled to indemnification under the provisions of the Certificate of Incorporation and Bylaws. Please see the discussion under "Risks Related to Our Business" entitled "One of our former directors has requested ... dealing with the SEC's investigation."

During the quarter ended January 31, 2003, our monthly cash used in operations was around $265,000, excluding the $50,000 paid to and the $125,000 paid to Keith Cowan in connection with the settlement agreement. We are now working to conserve our cash. As a result of cost cutting measures, we are trying to limit our monthly cash used in operations to approximately $150,000 per month. We have no contractual obligations to make capital expenditures. During the nine-month period ended January 31, 2003, we have made capital expenditures of approximately $677,000. We intend to make additional capital expenditures of approximately $30,000 through April 30, 2003, for a total of approximately $700,000 during the fiscal year, to further the development and testing of our technology and proposed products. If we make all of these capital expenditures and our cash used in operations remains steady at approximately $150,000 per month, we expect to have enough cash to support our operations, with continued cost-cutting measures, for approximately three to four months. Our cash on hand, however, may not be sufficient to fund our operations for a period of four months and we will need to raise additional funds to support our operations beyond four months.

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

In August 2002, our project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research ("SBIR") program to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. The total cost of the project is $1,400,000, which includes private matching funds of $550,000 and $70,000 granted by the Department of Defense for Phase I testing of the system currently being completed. The private contribution consists of approximately $200,000 in matching funds from private individuals and approximately $350,000 worth of HiEnergy Technologies' hi-tech equipment. On January 15, 2003, the contract with the Department of Defense was executed by the parties. We have commenced work under year one of the $415,000 contract. We are contractually scheduled to receive $34,585 per month under the contract commencing in February 2003 and have submitted invoices to the DOD for the February and March 2003 payments, but have not yet received them. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the DOD at the end of the first year.

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

RISKS RELATED TO OUR BUSINESS

THERE IS A FORMAL SEC INQUIRY THAT RELATES TO INVESTORS IN OUR PREDECESSOR COMPANY ABOUT THE TIME OF THE REVERSE ACQUISITION TRANSACTION BETWEEN SLW ENTERPRISES INC. AND HIENERGY MICRODEVICES, INC.

We were first made aware by a reporter with the Dow Jones News Service that there may be an alleged relationship between an individual by the name of Phil Gurian, who had previously been convicted and awaits sentencing for previously alleged stock manipulation schemes, and a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies, Barry Alter. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in any wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse acquisition of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of HiEnergy Technologies. However, we believe that Mr. Gurian introduced other investors who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse acquisition knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. Please see the section entitled "Legal Proceedings." After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian. Despite the ongoing investigation by the SEC, we endeavor to continue the development of our technology and products. Thus far our efforts are proceeding undisturbed and without interruption. Naturally, we have cooperated fully with the SEC. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided over 3,000 pages of documents. As to the conclusions of the independent committee, please see "Legal Proceedings." We will also rely upon the SEC's investigation to help us determine whether and what action is appropriate. The SEC has indicated that its investigation will not be swiftly concluded.

The price of our stock declined precipitously in connection with the news story and our announcements concerning our independent investigation and the SEC investigation. Also, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our shareholders could lose confidence in us if they believe this incident is a result of inadequate oversight and control by the Board of Directors. There may be material additional costs and expenses, such as legal expenses, that could be involved in sorting out these issues and assisting the SEC with such work. Much worse yet, this incident could materially damage the public's perception of us, and adverse public sentiment can materially adversely affect the market price of our Common Stock and our financial results. One of the possible effects on us could be a continuing depressed stock price, which may result in difficulty raising equity capital or the sale of equity at prices that are unfavorable to us. Current management may also consider instituting litigation as a result of any wrongdoing that is found. Such litigation could also involve material costs that could affect our financial position.

ONE OF OUR FORMER DIRECTORS HAS REQUESTED THAT WE ADVANCE HIM EXPENSES OF DEALING WITH THE SEC'S INVESTIGATION.

Our former director and Chief Executive Officer, Barry Alter, has engaged his own separate legal counsel with respect to the SEC investigation and is a recipient of what we understand to be an informal request that was or will be followed by a formal subpoena from the SEC as to its investigation. Mr. Alter has also demanded that we advance him $24,000 in connection with the informal investigation that the SEC has conducted and intends to demand that we advance him all his costs and expenses of the investigation. We could be subject to indemnification demands by Mr. Alter until there is a final judgment, which could be years away.

FORMER DIRECTOR FAILED TO DISCLOSE COURT JUDGMENT.

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

The judgment permanently restrains and enjoins Mr. Gilbert from violating the anti-fraud provisions of the Securities Exchange Act of 1934 and imposes a civil penalty of $100,000 on him. Mr. Gilbert did not disclose this judgment to us during the course of our preparation of our annual report on Form 10-KSB for the year ended April 30, 2002. We also determined, based on SEC Litigation Release No. 16182 (June 9, 1999), that a predecessor to Hamilton-Biophile Companies, of which Mr. Gilbert is Chief Executive Officer, was enjoined to file its quarterly and annual reports due under the Securities Exchange Act of 1934. Additionally, Hamilton-Biophile, including its predecessors, has filed or had filed against it petitions for voluntary and involuntary bankruptcy during Mr. Gilbert's tenure as its Chief Executive Officer.

Because the information had not been disclosed by Mr. Gilbert to us, we could not include the information in any filings with the SEC prior to the filing on March 11, 2003 of the amendment to our annual report on Form 10-KSB for the year ended April 30, 2002.

PURCHASERS OF OUR SECURITIES AND STOCKHOLDERS COULD ATTEMPT TO ASSERT CLAIMS AGAINST US FOR INADEQUATE DISCLOSURE.

In April, June and October 2002, we sold 1,725,000 shares of Common Stock, 97.93 shares of Series A Convertible Preferred Stock and 1,349,934 shares of Common Stock in three separate private equity offerings. Facts related to Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described under "Former director failed to disclose court judgment" "There is a formal SEC inquiry ... SLW Enterprises Inc. and HiEnergy Microdevices, Inc." and "Legal Proceedings," were not known to us and were not disclosed in sales materials or filings with the SEC. We do not believe that the information was material, and we believe that we have valid defenses against liability under the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act") and other state and federal securities laws. However, if a court decides to the contrary, that could result in liability under the Securities Act to such purchasers or under the Securities Exchange Act of 1934 to stockholders, or under other state securities laws that may apply similar or different standards as the federal law. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent they were involved.

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

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE ONE OF THE MATERIAL FACTORS TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION, EXCEPT TO THE EXTENT WE OTHERWISE CAN PROTECT OUR INTERESTS.
We do not solely rely on contractual rights, patents, copyrights or other legal protection of intellectual property for any aspect of our technology. Because the combination of contractual rights, patents and copyrights may only provide narrow protection of our proprietary rights, we also rely on the protection afforded by our trade secrets, rapid innovation and advancement of technology and scientific expertise. However, we believe that our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. Furthermore, we have accepted SBIR grants; and therefore the U.S. Federal Government has royalty-free rights for the use of resulting products and data. We nevertheless own the data and title to resulting products and are permitted to obtain patent protection. The Federal Government does not undertake to protect data or inventions from public disclosure beyond four (4) years after the term of our contract. The failure or inability to protect these rights and to fully exploit these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.

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

OUR AUDITORS INCLUDED A GOING CONCERN QUALIFICATION IN THEIR REPORT ON OUR AUDITED FINANCIAL STATEMENTS.

Our recurring losses, our accumulated deficit, and our working capital deficiency, among other factors, raises substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to qualify their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Treasurer, Dr. Bogdan C. Maglich, with the assistance of other management, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a -14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-QSB/A (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that he is alerted on a timely basis to material information relating to HiEnergy Technologies (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act and that such information is recorded, processed and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

LIST OF SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED JANUARY 31, 2003

- In January 2003, we issued 80,000 shares of common stock to Keith Cowan, a former director and executive officer of HiEnergy Microdevices, in connection with a settlement agreement. Mr. Cowan is an accredited investor. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

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

- In December 2002, we issued warrants to purchase 250,000 shares of common stock, with an exercise price of $2.12 and a termination date of May 1, 2007, to Wolfe Axelrod Weinberger Associates in connection with the termination of a consulting agreement with HiEnergy Technologies. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

- In November 2002, to cancel the remainder of the terms of a placement agreement, the Company agreed to issue warrants to purchase 150,000 shares of common stock. The warrants vest immediately, have an exercise price of $2.48 per share, and expire five years from the date of grant. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or
     Section  4(2)  under  the  Securities  Act.

ITEM 5.  OTHER INFORMATION

RESIGNATIONS AND APPOINTMENTS OF DIRECTORS AND OFFICERS

In February 2003, HiEnergy Technologies appointed David R. Baker to its Board of Directors.

Mr. Baker has been an attorney for over 45 years and is currently Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham, Alabama and New York City, and is a Retired Partner of Jones, Day, Reavis & Pogue from its New York City office. Mr. Baker is a graduate of Harvard Law School. He is a member of the Alabama and New York State Bar Associations, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association's principal representative in New York to the United Nations. In addition, he serves as Chairman of the New York Legislative Service.

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

FORMAL INQUIRY BY THE SECURITIES AND EXCHANGE COMMISSION

In April 2003, we conferred with the SEC concerning its ongoing investigation and were informed by the SEC that it was proceeding to make it a formal investigation. The investigation concerns alleged relationships between certain of our former directors and a former officer to an individual who has previously been involved in stock manipulation schemes. We have provided all requested information to the SEC, concerning primarily questions covering our relationships, contracts and press releases. We provided this cooperation on a voluntary basis and will continue to fully cooperate. Please see the discussion under "Risks Related to Our Business" entitled "There is a formal SEC inquiry
.... SLW Enterprises Inc. and HiEnergy Microdevices, Inc."

The SEC can investigate matters without commencing a proceeding and may conduct extensive private investigations, formally or informally, before initiating a proceeding. The SEC possesses extensive authority to investigate violations and may issue subpoenas to require testimony or production of documents in connection with an investigation. Once the SEC's investigative process is complete, it may then elect to bring an enforcement action by filing a civil action against specified persons or the Company in federal court or by initiating a variety of administrative proceedings.

It is anticipated that the formal investigation by the SEC will involve a former director and officer who has requested indemnification by the Company. Please see the discussion under "Risks Related to Our Business" entitled "One of our former directors has requested ... dealing with the SEC's investigation." We intend to cooperate fully with the SEC's formal investigation and to comply with any requests for information by the SEC. The Company has not yet received any formal inquiry.

CONTINGENCY WITH FORMER OFFICER OF THE COMPANY

In April 2003, Keith Cowan, a former officer of the Company, tendered 80,000 shares of common stock to the Company, and the Company released from escrow $125,000 to Mr. Cowan in accordance with the terms of a settlement agreement. Please see the discussion under "Liquidity and Capital Resources; Plan of Operation."

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

   10.37*          Form of Warrant Certificate dated February 17, 2003 between HiEnergy Technologies, Inc. and the principals of Columbus Group/cFour Partners

   10.38*          Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies,
                   Inc. (Confidential Treatment Requested)

   10.39**         Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises,
                   Inc.

   99.1            Certification of Chief Executive Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Filed  on  February  25,  2003  as  an  exhibit  to  HiEnergy   Technologies'
registration  statement on Form SB-2/A (File No.  333-101055)  and  incorporated herein by reference.

** Filed on March 24, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended January 31, 2003 and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

In connection with the filing of our quarterly report on Form 10-QSB for the period ended October 31, 2002, on December 16, 2002, we filed the periodic report certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 under Item 7 and Item 9 of a report on Form 8-K dated December 16, 2002.

On November 12, 2002, we filed a report on Form 8-K dated October 7, 2002. The report contained an Item 5, disclosing the closing of a Series A Convertible Preferred Stock private placement offering, the closing of a Common Stock private placement offering, and the Company's reincorporation from Washington to Delaware. The report also contained an Item 7 listing exhibits.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HIENERGY TECHNOLOGIES, INC.



Date:    APRIL 21, 2003                   By:  /S/ B. C. MAGLICH
      ----------------------                 --------------------------------
                                          Name:  Bogdan C. Maglich
                                          Title: Chief Executive Officer and
                                                 President

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                  AND TREASURER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Bogdan C. Maglich, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of HiEnergy Technologies, Inc.;


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



Date:        APRIL 21, 2003                   /S/ B. C. MAGLICH
      -----------------------                 -----------------------------
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

   10.37*          Form of Warrant Certificate dated February 17, 2003 between HiEnergy Technologies, Inc. and the principals of Columbus Group/cFour Partners

   10.38*          Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies,
                   Inc. (Confidential Treatment Requested)

   10.39**         Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises,
                   Inc.

   99.1            Certification of Chief Executive Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Filed  on  February  25,  2003  as  an  exhibit  to  HiEnergy   Technologies'
registration  statement on Form SB-2/A (File No.  333-101055)  and  incorporated herein by reference.

** Filed on March 24, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended January 31, 2003 and incorporated herein by reference.

