Form 10KSB
period 2003-04-30
HIENERGY TECHNOLOGIES INC
filed 2003-08-08
CIK 1112424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                   FORM 10-KSB

(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 30, 2003

                                       OR

[ ]  Transition report under section 13 or 15(d) of the Securities  Exchange Act
     of  1934  For  the   transition

           Period from _____________________ to _____________________

                       Commission file number: 0 - 32093

                           HiEnergy Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 91-2022980
               --------                                 ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

         1601 Alton Pkwy, Suite B, Irvine, CA                   92606
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (949) 757-0855
                                               ---------------

Securities registered under Section 12(b) of the Act: None
                                                      ----

Securities  registered  under Section
  12(g) of the Act:     Common Stock,  par value $0.0001 per share
                        ------------------------------------------
                                     (Title of class)


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

Registrant's revenues for its most recent fiscal year:          $144,587
                                                       -------------------------

As of July 22, 2003 the aggregate market value of the voting common equity held by non-affiliates of the registrant was $14,249,000 based on $0.75/share as the closing price reported on the OTC BB operated by the NASD. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

On July 22, 2003, the registrant had 28,819,464 shares of common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.
                                     ----



          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003


PART I                                                                                                 PAGE

Item 1     Description of Business...................................................................... 4

Item 2     Description of Property......................................................................17

Item 3     Legal Proceedings............................................................................17

Item 4     Submission of Matters to a Vote of Security Holders..........................................18

PART II

Item 5     Market for Common Equity and Related Shareholder Matters.....................................19

Item 6     Management's Discussion and Analysis or

           Plan of Operation............................................................................23

Item 7     Financial Statements.........................................................................35


Item 8     Changes In and Disagreements With Accountants on Accounting and

           Financial Disclosure.........................................................................70


PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance

           With Section 16(a) of the Exchange Act.......................................................71

Item 10    Executive Compensation.......................................................................73


Item 11    Security Ownership of Certain Beneficial Owners and Management and

           Related Shareholder Matters..................................................................76

Item 12    Certain Relationships and Related Transactions...............................................78

Item 13    Exhibits and Reports on Form 8-K.............................................................80

Item 14    Controls and Procedures......................................................................81

Item 15    Principal Accountant Fees and Services.......................................................81

SIGNATURES..............................................................................................82

                                     PART I

Unless we say  otherwise,  references in this document to "we",  "us",  "our" or
"Company"   refer  to  HiEnergy   Technologies,   Inc.   and  its   consolidated
subsidiaries.

FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.


ITEM 1.  DESCRIPTION OF BUSINESS


OVERVIEW

We have developed technology capable of remote and non-intrusive, quantitative on-line deciphering of the chemical composition of substances, including explosives, biological weapons and illegal drugs. We plan to continue to develop, commercialize and market our technology to agencies, organizations and ultimately industrial users that need to improve the speed, accuracy and efficiency of their security screening procedures.


Our technology is a "stoichiometric" sensor that identifies the empirical chemical formulas of the analyzed chemical substance. "Stoichiometry" is the scientific term for the art and science of deciphering the empirical chemical formulas of unknown substances.


Our technology is superior to confirmation detectors which provide confirmation of presence or absence by using "pattern recognition" technology which only qualitatively recognizes the specific chemical compounds that the detector is programmed to identify. While both stoichiometric technology and confirmation detectors will conclusively identify the chemical nature of the target being scanned, stoichiometric detection produces an identification of chemical formulas of almost every substance and is not limited to finding targeted substances. Our technologies are far superior to the so-called "anomaly detectors"," such as x-ray scanners, which merely identify objects fitting a certain profile. As a general proposition, anomaly detectors will give a high rate of "false positives." that require additional examination.


During the period 1998-2002, our prototype SuperSenzor demonstrated the ability to retrieve from three feet away, in a matter of seconds, the chemical formula and three-dimensional location of (1) explosive simulant through steel or soil;
(2) cocaine simulant through rice; and (3) anthrax through paper. The empirical chemical formulas of substances and their locations are obtained non-intrusively, trans-barrier, and online.


On May 8, 2002, our prototype MicroSenzor demonstrated, before two inspectors of the Office of Inspector General of the Department of Transportation, the ability to semi-automatically, stoichiometrically identify one kilogram of TNT explosive simulant in a metal container from a distance of one foot in 20 minutes, and discriminate it from common non-explosive substances.

On June 3, 2002 our prototype MiniSenzor demonstrated, before an ad hoc (internal) committee led by an aviation security specialist, its ability to stoichiometrically identify, through a metal container, one pound of semtex explosive simulant in 30 seconds, automatically and without human intervention, as well as to reject common non-explosive substances like sugar and chocolate.


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


We are unaware of any other stoichiometric detector on the market. We understand there may be two in the laboratory stages, neither of which has been shown to have stoichiometric detection capability.


On January 9, 2003, our MiniSenzor demonstrated high reliability in blind open air field tests at the Indian Point, Maryland, U.S. Navy Base. The primary goal of the tests was to determine the ability of our MiniSenzor to chemically determine, from the outside, whether or not the filler of an artillery shell or other containers, is an explosive or an inert substance. MiniSenzor scored a perfect 100%.


MiniSenzor automatically, without any human intervention, correctly differentiated every explosive from every non-explosive -- a score of 100%. The secondary goal was to identify what specific explosive but in 20% of the cases, MiniSenzor could not distinguish between two explosives. MiniSenzor got the exact chemical composition of all the inert substances and could not differentiate two explosives that were too similar to be distinguished exactly, which made our score come to 80%. In easier cases, it differentiated TNT from Semtex; gasoline from diesel fuel; and fertilizer from RDX.


Our  scientists  consider  MiniSenzor to be a "poor man's  SuperSenzor"  because
SuperSenzor is projected to be at least 10 times more accurate. MiniSenzor initially had not been developed as an industrial product but rather as a test device for the ultimate SuperSenzor.


Delivery of the key component of the first portable SuperSenzor, which is 25 lbs. in weight, is scheduled for August 2003. Past SuperSenzor tests were carried out with large, immobile laboratory equipment.

CORPORATE HISTORY

We are the parent public company of what had been an operating subsidiary named HiEnergy Microdevices, Inc. We were incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. On April 30, 2002, we changed our name to HiEnergy Technologies, Inc. following our acquisition of an approximately 92% ownership interest in HiEnergy Microdevices, Inc. in a reverse take-over transaction. As a result of this transaction, former stockholders of HiEnergy Microdevices came to own approximately 65% of our outstanding equity. The composition of our board of directors currently consists of five directors.


On October 22, 2002, we changed our domicile (state of incorporation) from Washington to Delaware by merging into a Delaware corporation. Our name remains HiEnergy Technologies, Inc. Our 92% owned subsidiary, HiEnergy Microdevices is a Delaware corporation formed in 1995. It is the entity by which our technology had been developed. Dr. Bogdan Maglich, our Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, founded HiEnergy Microdevices to commercialize the technology he invented to remotely and non-intrusively decipher the chemical composition of substances.


Prior to the reverse take-over transaction, SLW Enterprises' initial efforts focused on establishing a web-based nutritional supplement sales business. under a different trade name. That business has been inactive the past fiscal year.

INDUSTRY OVERVIEW

We believe our technology will have broad applicability within the substance detection industry. The need for substance detection cuts across many spheres of our economic and political life. Many Americans most prominently associate substance detection with the security industry and more precisely with air travel since September 11, 2001.

Detection technology is used to detect a wide range of substances, including explosives, biological weapons and illegal drugs. We believe the major commercial  applications  for our  technology  are in areas  requiring  security precautions, including airports, ports of entry, military/government installations and other secured areas. In addition, industrial quality control processing in certain industries requires non-intrusive sampling. The table below summarizes selected markets for detection technology.

Market Area                               Potential Customer
--------------------------------------------------------------------------------
Airport security screening                Transportation Security Administration
--------------------------------------------------------------------------------
Customs contraband detection              U.S. Customs Service
--------------------------------------------------------------------------------
Biological weapons detection              Department of Defense
--------------------------------------------------------------------------------
Landmine detection                        Department of Defense
--------------------------------------------------------------------------------
Industrial quality control                Crude oil refiners, bulk food
processing                                processors, steel manufactures
--------------------------------------------------------------------------------
Police and ATF Bomb squads                Bureau of Alcohol, Tobacco,
explosive detection                       Firearms (ATF); Local Bomb Squads
--------------------------------------------------------------------------------

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

Detection technologies can be broadly divided into anomaly detectors and confirmation detectors. Anomaly detectors, such as x-ray scanners, identify anomalies that require further intrusive inspection to determine whether a threat is present. As a general proposition, anomaly detectors will give a high rate of false positives that must be further investigated while confirmation detectors will conclusively identify the chemistry of the target being scanned. Pattern recognition confirmation detectors qualitatively recognize specific chemical substances that the detector is programmed to identify. In contrast, stoichiometric confirmation detectors produce a quantitative identification of chemical formulas without having to seek a match to a pre-programmed qualitative pattern. Because stoichiometric detection produces an identification of chemical formulas, it is a superior technology to pattern recognition confirmation detection, which only recognizes specific signal shapes that the detector is programmed to identify.

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

Specific problems that exist with current technology include the following:


AIRPORT SECURITY SCREENING


Congress passed legislation requiring that 100% of checked baggage be screened for explosives by December 31, 2002, and authorized extensions to the December 31, 2002 deadline for fully deployed electronic detection systems in the legislation which created the new Department of Homeland Security. The Transportation Security Administration began screening 100% of all checked baggage by the December 31, 2002 deadline, but is using temporary measures and equipment many airports. Existing technology, such as Computed Tomography (CT) machines, cannot identify the contents of luggage, as they are chemically blind. Instead, they look at the density of the objects inside a container, and ask the operator of the CT machine to decide whether there is a problem. This process results in a very high rate of false positives, it depends solely upon the alertness and training of the operator, it cannot see through metal containers, and it cannot confirm the existence of explosives.


CUSTOMS SCREENING

The U.S. Customs Service has identified the need to screen and check packages, shipping containers, and trucks entering all U.S. ports of entry. This task is monumental (approximately 5.7 million sea containers enter the U.S. each year), and requires technology that is quick, non-intrusive, and can operate at a distance. Under the Container Security Initiative of January 2002, the U.S. Customs has even begun pre-inspection of "high risk" cargo containers at three major points of origin. Existing technology is limited in that it cannot see well through metal, needs to be close to the suspected object (or inside the container), and cannot confirm the identity of the unknown substance.

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

CARBOMB DETECTION

Car bombs have emerged as a threat in the European market and in the Middle East / African market with the recent terrorist attacks in Casablanca and Riyadh, and capability to remotely detect car bombs has generated interest in the these markets. These attacks were carried out by large car bombs, which are relatively easily detectable with HiEnergy's technologies. We believe we can, under appropriate circumstances, capture a significant part of both the European and Middle East- / African markets.

In each of these areas, as well as others, we believe the market will pay for an innovative security approach that improves security while minimizing the drag on economic activity. The need for explosive and biological identification is a key factor in our assessment of the market opportunity for our technology. We believe the entire security and anti-terrorism market is a growing industry.

THE HIENERGY TECHNOLOGIES SOLUTION

We have developed unique detection technology that remotely and non-intrusively determines the chemical formula of unknown substances in real time (called "stoichiometric" detection). Our technology is unique in that it can for the first time:

     o    Identify chemical compositions of unknown substances;

     o    Operate remotely (i.e.: from a distance of millimeters to meters);

     o    Operate through barriers (i.e.: through solid steel casing); and

     o    Operate in real-time (i.e.: in a matter of seconds).

We believe our technology represents a major innovation in the field of detection technology because it will allow us to develop detection systems that can - without needing to pre-program patterns to be recognized - confirm the presence of concealed explosives, illegal drugs, biological/chemical weapons, and other contraband. Because stoichiometric detection produces an identification of chemical formulas, it is a superior technology to pattern recognition confirmation detection, which only recognizes specific chemical formulas that the detector is programmed to identify. Confirmation detectors, which confirm the presence of specific chemicals in a scanned target, are as a general rule superior to anomaly detectors, such as x-ray scanners, which merely identify objects fitting a certain profile that require further examination through some confirmation detection process (such as a time-consuming search). We believe our stoichiometric detection technology will provide substantial improvement over the anomaly detection based technology that prevails today, because stoichiometric detection will produce more accurate detection results while simultaneously reducing the high rate of false positives (and the accompanying time-consuming searches).
Over the last three years several successful demonstrations have been conducted which proved the technical concepts.

     o A Department of Defense funded demonstration which demonstrated the chemical detection of an explosive simulant through 3/4 of an inch of steel as well as 5 inches of soil from a distance of 3 feet;

     o    A  demonstration   under  a  U.S.   Customs  Service   contract  which
          demonstrated the chemical detection of cocaine simulant buried in rice; and

     o A demonstration for the Defense Advanced Research Projects Agency which demonstrated the chemical fingerprinting of Anthrax simulant.

We are unaware of any prior demonstrations in the history of analytic chemistry where empirical chemical formulas have been stoichiometrically deciphered (a) on a timely basis, (b) without sampling and (c) through barriers.

We have developed our unique technology through several years of research and testing, including work under research contracts sponsored by the Department of Defense and the U.S. Customs Service, as well as by research and testing at the University of California, Irvine. Patent applications have been filed for certain proprietary components of the technology.

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

CUSTOMS SCREENING

The U.S. Customs Service has identified the need to screen ports of entry for contraband, weapons, and biological agents. Currently, less than five percent of all shipping containers are checked by any physical screening method. Senator Charles Schumer has estimated that it could cost up to $5 billion to check every shipping container and truck entering the United States. Because our technology has demonstrated that it can perform detection through up to 3/4 inch thick steel, it offers the potential for real time trans-metal deciphering of chemical formulas. Thus, shipping containers could be checked for contraband, weapons, and explosives in real-time without having to open and unseal the containers. We are not aware of any other form of detection technology that can perform trans-metal stoichiometric detection.

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

CARBOMB DETECTION

We submitted a solicited bid for our new CarBomb Finder(tm) series of remote clandestine detectors of bombs in trunks, seats and engines of parked or moving cars to a counterterrorist agency of a major European Union country. CarBomb Finder(tm) is designed as a police-vehicle-borne SuperSenzor (`303'), MiniSenzor(`302') or MicroSenzor (`301') which will decipher the chemical composition of the contents of other cars through the metallic walls of both the police car and the target vehicle. The CarBomb Finder (TM) will detect bombs in trunks, seats and engines of parked or moving cars. They are priced at, $500,000, $250,000 and $175,000 respectively. They provide clandestine, non-obtrusive, effective searching inside cars.


The CarBomb Finder has generated interest in the European market possibly due to the most recent terrorist attacks, those in Casablanca and Riyadh. These attacks were carried out by large car bombs, which are relatively easily detectable with HiEnergy's technologies. We believe we can, under appropriate circumstances, capture both the European and Middle East-African markets.

PROPOSED PRODUCTS

We are developing three versions of our technology:

     o SuperSenzor: Fixed or van mounted, generator-powered product that can locate a concealed substance within the item being scanned and will include imaging.

     o MiniSenzor: A portable sensor intended to accomplish the same objective, but without imaging, that will use a miniature accelerator that is expected to provide a substantial speed improvement over the MicroSenzor.

     o    MicroSenzor:  Portable,   battery-powered,   lower-cost  system,  also
          without imaging.

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

We have assembled a commercial prototype (beta version) of a MiniSenzor designed for interrogating unexploded ordnances, and conducted tests in circumstances that simulate the environment in which it would be used.

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

None of these key components require an increase in performance parameters to make a commercial prototype of the SuperSenzor, although design modifications may be required to coordinate the components into a fixed unit capable of being built on an integrated production line. We must also assess the durability of these key components in an environment where they must function accurately day-in and day-out, rather than occasionally in a lab experiment.

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

The MicroSenzor provides only chemical formulas as its result, without imaging. We have conducted laboratory tests of the MicroSenzor for inspectors from the Office of the Inspector General of the Federal Aviation Administration, and we have concluded a series of tests of the MiniSenzor (under a Phase I DOD SBIR Grant) at the University of California, Irvine.

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

We may seek to cooperate with established participants in the security marketplace to market our technology through their established distribution channels. We plan to develop strategic relationships with suppliers of current security screening products. We believe that using these suppliers' established channels and customers could afford us quicker access to our targeted markets. We plan to raise awareness of the unique capabilities of our technology among legislators, non-technical decision makers and the general public. Because our technology is complex it will be very helpful to have digital video (both on CD and cassette) and printed promotional materials that can be sent to prospective customers, consultants, news reporters, and strategic partners. This prepackaged promotional material will be cost efficient because it could save on travel and presentation costs - enabling us to send packets of information that concisely explain the complex technology and show the demonstration units in operation at minimal cost.

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

We hope to combine the effects of technical presentations to potential customers, news media demonstrations and public relations to create a "public demand" for our technology. Publishing articles in technical journals, speaking at technical conferences and creating opportunities to give interviews will be a longer-term strategy to maintain the public demand for and awareness of our technology.

For the time being, we will try to segregate the deployment of our technology from the general public. We anticipate a possible adverse public reaction to the concept of "neutron bombardment." We anticipate the need for neutron shielding in certain applications, such as airports, to shield personnel from our anticipated levels of radiation bombardment. We have not determined the levels of shielding that are required, which may vary depending on the regulations of the states in which the system is installed. See Risk Factors.

We believe that any public objections can ultimately be overcome through education. Our Chief Scientific Officer, Dr. Maglich, believes that our anticipated level of neutron radiation dose will result in 10 to 100 times less tissue damage than the acceptable level of x-ray radiation dose needed to accomplish security screening. Fast neutrons, which are used in our technology, do not produce the same radioactive environment as thermal neutrons. Despite the relative safety of our technology, we propose to use our technology initially only for screening procedures that are remote from the general public (such as checked baggage) to avoid this adverse public reaction, instead of proposing to use our technology for high profile procedures (such as carry-on baggage screening). As public knowledge and awareness increase, we believe that the broader array of uses for our technology will become available. See Risk Factors.

SPECIFIC MARKETING PLANS

We intend to focus on four markets initially: Airport luggage screening (Transportation Security Administration), landmine detection (Department of Defense), customs screening (US Customs Service), and carbomb detection (domestic and foreign governments). This initial list of customers may be refined or altered as conditions dictate. A separate but potentially large segment includes industrial users. We will pursue each market using the same core technology.

     o    Stoichiometric   Luggage  Screening  Systems:   We  believe  that  our
          SuperSenzor technology can be integrated into luggage screening systems at passenger airports throughout the world to significantly reduce false alarm rates and to identify a wider variety of substances than current anomaly detection scanning systems. One configuration of the technology may be a system that will screen an entire luggage cart at a time on a confirmation detection basis, as opposed to the current systems that screen only one bag at a time on an anomaly detection basis. Although these systems will be more expensive than a single-piece luggage screening system, we believe that government agencies may be willing to pay a higher price because of increased volume and time efficiency. Other configurations of the technology may be a system that will screen individual checked baggage on a confirmation detection basis, or a system that is used in tandem with existing systems to enhance overall detection rates and reduce false alarm rates. We continue to work with Isaac Yeffet, a special consultant to the Company and a leading expert on airline security due to his years of service as director of security operations for El Al, Israel's national airline. We believe that Mr. Yeffet will continue to be instrumental in communicating the advantages of our technology to government officials and the public. Developing a strategic relationship with a current supplier of screening products could also help us to penetrate the market more quickly.

     o Confirmation Sensor for Demining: We have identified governments and organizations dedicated to destroying landmines throughout the world as candidates for purchasing landmine detection systems. Current landmine detection systems succeed at identifying only metal casings and tend to yield a very high false alarm rate. In contrast, we believe our SuperSenzor will detect mines in both metal casings and plastic casings and reduce the false alarm rate. In August 2002, our project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research ("SBIR") program to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. On January 15, 2003, the contract with the Department of Defense was executed by the parties. We have commenced work under year one of the contract, valued at $415,000. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the Department of Defense at the end of the first year.

     o Customs Screening Systems: We plan to position ourselves as a direct supplier to major governmental agencies responsible for customs screening. We have completed tests on behalf of the U.S. Customs, and believe we are well-positioned with the only stoichiometric technology that can scan sealed shipping containers for the chemical composition of concealed contraband.

     o Carbomb Detection: We plan to offer our new CarBomb Finder(tm) as a police-vehicle-borne SuperSenzor (`303'), MiniSenzor(`302') or MicroSenzor (`301') which will decipher the chemical composition of the contents of other cars through the metallic walls of both the police car and the target vehicle. The CarBomb Finder will detect bombs in trunks, seats and engines of parked or moving cars. They are priced at $500,000, $250,000 and $175,000 respectively. They provide clandestine, non-obtrusive, effective searching inside cars. We believe we can, under appropriate circumstances, capture both the European and Middle East-African markets in this area.

We intend to pursue other markets as well. During this fiscal year, which ends April 30, 2003, we plan to devote resources to exploiting the following markets:

     o Bio-Defense: We have identified agencies such as the Department of Defense, the U.S. Postal Service, Federal Bureau of Investigation, the National Institutes of Health and their foreign equivalents that have responsibility for detecting biological warfare agents as candidates for our SuperSenzor technology.

     o Bomb Squad: Because police departments and the Bureau of Alcohol, Tobacco and Firearms have no certain method for determining if a suspicious object contains explosives, we have identified these agencies as our market for the MicroSenzor or MiniSenzor technology.

     o Industrial Quality Control: We have identified a wide variety of potential industrial applications for our SuperSenzor, MiniSenzor and MicroSenzor technologies, including detecting impurities in oil, gas, and gemstones, and providing qualitative elemental information for food products.

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

We have several government contracts/grants which have been awarded or are pending, including:

          o    SBIR Phase I

               We have completed work on a Phase I SBIR Contract for $70,000 for testing of our MiniSenzor technology for landmine detection.

          o    SBIR Phase II

               In August 2002, our project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research ("SBIR") program to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. On January 15, 2003, the contract with the Department of Defense was executed by the parties. We have commenced work under year one of the contract, valued at $415,000. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the Department of Defense at the end of the first year.

          o    CalTIP

               We have submitted a proposal for up to $250,000 in matching funds to the California Technology Investment Partnership (CalTIP), which is designated for marketing and markets development. We were placed on a waiting list for possible award of the CalTIP grant, dependent upon available funding for the program. Based on budget shortfalls in the State of California, we do not anticipate award of this grant.

          o    Transportation Security Administration ("TSA")

               In November 2002, we submitted a funding application to the TSA for $3.2 million, which would be matched by a contribution of approximately $1 million from us. The funding would be used to build a prototype SuperSenzor for the airline industry.
PRODUCTION

Taking our technology into commercial production involves refinement of our bench-top prototypes into commercial products. The commercial unit must take into account all relevant commercial standards for durability, usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. We intend to conduct this work both internally and with the assistance of outside partners. This work will include developing commercial blueprints, deciding upon final hardware configurations, developing testing standards, designing control units to manipulate targets or manipulate the unit itself around the target, and integrating shielding requirements. Funding requirements include internal time as well as the cost of contracting with outside firms. Where appropriate, we intend to ally ourselves with existing participants in the security field to minimize our technology's time to market. See "Risk Factors" concerning risks relating to our primary vendor.

COMPETITION

Our fast neutron scanning is the only technology we know of that provides the chemical formula for identification of the target substance. We are not aware of any other functional stoichiometric confirmation detector in the world today. We have not identified any such detector being sold in the various markets we seek to exploit. We are not aware of any other supplier or potential supplier of detection systems that are intended to perform remote, non-intrusive confirmation deciphering of the chemical formulas of concealed substances.

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

Company Name                        Products                    Comment
-----------------------------------------------------------------------------------------
InVision Technologies               CT Explosive detection      75% of Airports
-----------------------------------------------------------------------------------------
L-3 Communications                  CT Explosive detection      25% of Airports
-----------------------------------------------------------------------------------------
OSI Systems, Inc.                   Portable, vehicle, Cargo    Subcontractor to InVision
                                    X-Ray
-----------------------------------------------------------------------------------------
PerkinElmer                         X-Ray baggage screening     Not CT certified
-----------------------------------------------------------------------------------------
American Science & Engineering      Backscatter X-ray Systems
-----------------------------------------------------------------------------------------

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

Company Name                       Products
--------------------------------------------------------------------------------
Ancore                             Pulsed Fast Neutron Analysis
--------------------------------------------------------------------------------
Thermo Gammametrics                Coal, Cement, Mineral Analysis systems
--------------------------------------------------------------------------------

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

In addition, a company named Dynamics Technology, Inc., headquartered in Torrance, California, has developed a computer simulation of a technology that it calls Associated Particle Imaging technology. Dynamic Technologies claims that its technology is a unique imaging technology that offers standoff 3-D imaging and material identification through walls, metal barriers and structures or containers. However, we believe that Dynamics Technology's technology is based on a scintillation detector of gamma rays that is significantly less sensitive than our solid-state gamma ray detector and that will not return specific chemical formulae in its result, and therefore is not a stoichiometric detector. Dynamics Technology was a competitive bidder for the Department of Defense Small Business Innovation Research ("SBIR") program to receive funding for testing and development of an anti-tank landmine detection system.

We will encounter barriers to entry in the advanced technology security market. We must obtain access to high-level governmental decision makers. Although our technology may be an improvement over existing technology, political considerations and strong lobbying by competitors must be overcome. We must conduct a vigorous public relations and marketing campaign to convince governmental decision makers of the important technical innovations that we have made. We must achieve a number of certifications in order to be successful in the sales of our products, including FAA (now TSA) certification of our systems for use in airports, DoD approval for use in military applications, U.S. Customs approval for use at ports of entry, and other licenses and approvals concerning export controls, radiation and public safety. Additionally, we must be granted certifications for use of high-energy neutrons in public settings.

INTELLECTUAL PROPERTY

We have filed patent applications that are currently in the approval process. We expect the examination period to begin shortly and that patents may be granted in 2003. We have filed a total of six patent applications in various jurisdictions:

     o United States Patent Office - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on February 20, 2001);

     o United States Patent Office - "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging" (filed on June 18, 2001);

     o    Patent   Cooperation  Treaty  -  "Method  and  Apparatus  for  Neutron
          Microscopy with Stoichiometric Imaging" (filed on June 18, 2002);

     o Canada - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on August 14, 2000);

     o Japan - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on August 18, 2000); and

     o Europe - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on September 14, 2000).

To date, we have not received any notification that our technology infringes the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. Any future claims that do occur may have a material adverse affect on us and our prospects.

GOVERNMENT REGULATION

Our  operations  are  subject to  compliance  with  regulatory  requirements  of federal, state and local authorities. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change. Current costs of compliance have not been material to us, but we anticipate that they will be material as we commercialize our technology into products. We expect to incur some nonmaterial costs in connection with complying with environmental regulations related to our products under development, but we are not aware of the exact amount of the costs at this time. Because our technology and its applications are so new, we are not certain of all of the potential government regulation that may affect us. We believe that certain applications of our technology will require approvals from various government organizations. Examples of government agencies that may regulate applications of our technology include the Federal Aviation Administration (now the Transportation Security Administration), the Department of Defense, the U.S. Customs Service, and the Food and Drug Administration in the case of potential quality assurance applications for food and drugs. We expect that our technology will require various potential environmental use approvals, particularly as it relates to using fast neutrons in public settings. The Nuclear Regulatory Commission may also regulate our use of fast neutrons. Where regulation is coordinated between federal, state and local authorities, we expect the state and local equivalents of these federal agencies to regulate us as well. The approvals from government organizations may take longer and be more difficult to obtain than expected. There is no assurance that any governmental approval that might be required will ever be obtained, which could affect our ability to commercialize and sell our technology.

We plan to have government agencies as customers for the products we develop. At the federal level, this will subject our contracting to the Federal Acquisition Regulations, a comprehensive set of regulations governing how vendors do business with the federal government. We also apply for grants, which are subject to regulation by the granting agencies. Here again, where our customers or grantors are state or local governments, we will be subject to similar state and local contracting and grant regulations. See "Risk Factors" relating to burdens and risks of government regulation and government contracting.

EMPLOYEES

As of July 22, 2003, we had 10 full-time employees as follows: 2 full-time executive officers; 1 full-time managerial personnel; 5 full-time research & development personnel; and 2 full-time administrative personnel. We also had 4 consultants as follows: 1 of the consultants assists with aviation security matters; 1 assists with sales and marketing, 1 assists with information systems; and 1 assists with the accounting and finance of the Company and government contracting.

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

RESEARCH AND DEVELOPMENT


Our future success will depend on our research and development efforts to enhance our existing technologies and on development of applications for our detection technology. For the fiscal years ended April 30, 2003 and 2002, we spent approximately $839,629 and $558,184, respectively, on research and development of our technology.



ITEM 2.  DESCRIPTION OF PROPERTY

On September 30, 2002, we relocated our offices to 1601 Alton Parkway, Unit B, Irvine, California 92606. Our new offices consist of approximately 6,600 square feet. The Company entered into a three-year operating lease agreement with an affiliate of Bruce Del Mar, one of its Directors, for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000, for months one through 18 and $8,320 per month for months 19 through 36.


We also leased a new test site adjoining our offices in Irvine, California which will be used for certain developmental work. The new test site consists of approximately 2,400 square feet. The term of the contract to use the test site is from July 1, 2003 to December 1, 2003, with payments due at a monthly lease rate of $1,200 under an agreement with the same Landlord. We do not anticipate that while we are in the development stage we will require significant facilities over and above those that are currently leased or available. When we successfully move beyond the development phase, we could require an entire manufacturing facility or two, although that is very speculative.

ITEM 3.  LEGAL PROCEEDINGS

In March, 2002, Keith Cowan, a former CEO and President of HiEnergy Microdevices, filed a lawsuit against HiEnergy Microdevices, Dr. Maglich, and Mr. Richard Alden in the Superior Court of the State of California, County of Orange, Central Justice Center. The plaintiff served as the CEO and President of HiEnergy Microdevices from December, 2001 through March 9, 2002. The plaintiff had an employment agreement with HiEnergy Microdevices. The Complaint contains the following claims: (A) failure to pay wages due in violation of the Labor
Code against HiEnergy Microdevices and Dr. Maglich; (B) breach of contract against HiEnergy Microdevices and Dr. Maglich; (C) false representation regarding the kind and character of the work against all three defendants; and
(D) fraud against all three defendants. In the prayer for relief, Mr. Cowan sought damages in the amount of $873,455, plus interest, penalties, attorney's fees, and costs. The parties to the lawsuit executed a settlement agreement on January 15, 2003. The settlement agreement provided that HiEnergy Technologies would pay Mr. Cowan $50,000: $25,000 in the form of wages that would be subject to payroll taxes and $25,000 in the form of a reimbursement for moving expenses and legal fees. In addition, Mr. Cowan received 80,000 shares of restricted common stock of HiEnergy Technologies with registration rights providing that if the 80,000 shares were not sold through a registered offering before April 1, 2003, then Mr. Cowan has the option of tendering the shares to HiEnergy Technologies and demanding payment of $125,000 held in escrow. As of April 1, 2003, the shares were not registered and Mr. Cowan subsequently tendered the 80,000 shares and received a payment of $125,000.

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A (common stock) of HiEnergy Microdevices at $5.00 per share. Mr. Eckhouse filed a lawsuit against the Company, Microdevices and Dr. Bogdan Maglich on May 2, 2003 in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. We deny these allegations and are vigorously defending this lawsuit.

After reading news reports that connected our reverse acquisition of HiEnergy Microdevices with known stock manipulators, our Board of Directors directed our President to hire a team of independent investigators to investigate whether the company or any of its officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former federal prosecutors, a former Assistant United States Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. The independent investigators reviewed disclosures we have made, reviewed other publicly available information, and conducted a number of interviews, including interviews with the person who had previously been involved in stock manipulation schemes and two of our directors who know him. The independent investigators have completed their investigation. Except as discussed in the next paragraph, the independent investigators have concluded the following:

     1. The independent investigators have not identified any evidence that our current executive management team engaged in any wrongdoing.

     2.   The  independent  investigators  have not  identified  any evidence of
          wrongdoing  following  the April 2002 reverse  acquisition by   SLW
          Enterprises  of  HiEnergy  Microdevices.

     3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by SLW Enterprises prior to the reverse merger.

     4. Our current officers and directors responded promptly and cooperated fully with the investigation.

As mentioned in item 3, above, the independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by SLW Enterprises prior to the April 2002 reverse acquisition. The independent investigators obtained evidence that some of our stockholders who purchased significant amounts of SLW Enterprises shares prior to the reverse acquisition knew or had business dealings with Phil Gurian, a person who had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served us as a director and for a short time as our interim President, was aware of these purchases of SLW Enterprises shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these SLW Enterprises shares and or whether, if so, our former President and director had any knowledge of such control.


On May 27, 2003, Mr. Barry Alter brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses he allegedly incurred in response to an SEC investigation that was exactly the same SEC investigation that the company answered, but Mr. Barry Alter reacted to by obtaining separate legal counsel to represent W.M. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified us that this action had been voluntarily dismissed without prejudice.

From time to time, we may be subject to other routine litigation included in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Registrant during the fourth quarter of the fiscal year ended April 30, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium, or from other public sources. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. Our common stock commenced trading on the OTC Bulletin Board(R) operated by the NASD under the symbol "SLWE" on February 22, 2002. In connection with the change of SLW Enterprises' name to HiEnergy Technologies, Inc. on April 30, 2002, our ticker symbol was changed from "SLWE" to "HIET" on May 3, 2002.

                                                              HIGH      LOW
                                                              ----      ---
Fiscal Year - 2003:
-------------------
Fourth Quarter (February 1, 2003 to April 30, 2003)           $2.35    $0.30
Third Quarter (November 1, 2002 to January 31, 2003)          $3.10    $2.11
Second Quarter (August 1, 2002 to October 31, 2002)           $2.60    $1.41
First Quarter (May 1, 2002 to July 31, 2002)                  $2.09    $0.20

Fiscal Year - 2002:
-------------------
Fourth Quarter (February 27, 2002 to April 30, 2002)          $2.68    $1.42

As of July 21, 2003, our issued and outstanding common stock totaled 28,819,464 shares, held by 197 shareholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for one or more beneficial owners.

DIVIDENDS

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. Investors also must evaluate an investment in our company solely on the basis of anticipated capital gains. The board of directors has sole authority to declare dividends payable to our stockholders. However, common stock dividends could from time to time be prohibited by credit agreements, other senior securities, or otherwise.

                       CONVERTIBLE SECURITIES OUTSTANDING

As of April 30, 2003, we had 1,648,686 warrants convertible into common stock outstanding with a weighted average exercise price of $1.66. At the same date, we had 5,399,937 stock options to purchase common stock outstanding with a weighted average exercise price of $0.81.


RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration during the past three years.

     o In May, June, & July 2003, we issued options to purchase an aggregate of 690,000 shares of common stock, 490,000 shares of common stock to employees and other service providers, with an exercise price of $0.75 and a term of six years; and 200,000 shares of common stock to other service providers, with an exercise price of $0.50 and a term of six years, pursuant to the HiEnergy Technologies 2003 Stock Incentive Plan. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In April 2003, we issued warrants to purchase 50,000 shares of common stock, with an exercise price of $0.50 and a term of three years, to Dunwoody Brokerage Services as compensation for placement services, and in May 2003, we issued warrants to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $0.45 and a term of two years, to H.C. Wainwright & Co., Inc. and assigns as compensation for placement services. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In February 2003, we issued warrants to purchase 40,000 shares of common stock, with an exercise price of $1.50 and a term of three years, to each of the two principals of Columbus Group/cFour Partners, an employment placement agency, as compensation for services rendered to HiEnergy Technologies. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In February 2003, we issued stock options to purchase 416,717 shares of common stock, with an exercise price of $2.81 and a term of 5 years to our Chief Scientist and Chairman of the Board in connection with his employment agreement. An additional stock option to purchase 40,000 shares of common stock, with an exercise price of $2.81 and a term of 5 years was granted on June 26, 2003. We believe the issuance was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In January 2003, we issued 80,000 shares of common stock to Keith Cowan, a former director and executive officer of HiEnergy Microdevices, in connection with a settlement agreement. Mr. Cowan is an accredited investor. These shares were returned to the Company in April 2003. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

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

     o In November 2002, the Company entered into a termination agreement with its placement agent, whereby the Company agreed to issue warrants to purchase 150,000 shares of common stock. The warrants vest immediately, are exercisable at $2.48 per share and expire 5 years from the date of grant. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In October 2002, we issued 1,349,934 shares of common stock and 269,990 warrants in connection with a private placement offering of our common stock at $1.35 per unit for aggregate gross proceeds from the offering of approximately $1.8 million. The warrants have an exercise price of $2.50 and a term of 3 years. An offering memorandum was distributed to each investor. Fees consisting of approximately $146,000 and warrants to purchase approximately 162,000 shares of common stock, with an exercise price of $1.35 per share and a term of five years, were paid to H.C. Wainwright & Co., Inc., our placement agents, in connection with this offering. All of the investors who purchased shares of common stock through the private placement were accredited investors. We believe that the offer and sale of the securities through the private placement offering were exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States citizens, comprising $887,350 of the offering, we believe that the offer and sale of securities was exempt pursuant to Regulation S under the Securities Act.

     o    In  October  2002,  we  issued  approximately  98  shares  of Series A
          Convertible Preferred Stock, approximately 68,000 shares of common stock, and approximately 256,000 warrants in connection with the closing of a private placement offering of our Series A Convertible Preferred Stock at a face value of

          $10,000  per share  for  aggregate  gross  proceeds  of  approximately
          $930,000. The shares of Series A Preferred were convertible into common stock at an exchange rate based on $1.15 per share. The warrants have an exercise price of $1.50 per share and a term of two years. On December 9, 2002, an additional 110,620 warrants were issued to Richard Melnick, one of the Series A Preferred investors, in connection with consulting services provided to HiEnergy Technologies by Mr. Melnick. Those warrants have the same terms as the warrants previously issued to the Series A Preferred investors. Fees consisting of approximately $74,000 and warrants to purchase approximately 118,000 shares of common stock, with an exercise price of $1.15 per share and a term of five years, were paid to H.C. Wainwright & Co., Inc., our placement agent, in connection with a private offering. All of the investors who purchased Series A Preferred shares and warrants through the private placement were accredited investors. We believe that the offer and sale of the securities through the private placement offering were exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States' citizens, comprising $190,000 of the offering, we believe that the offer and sale of securities were exempt pursuant to Regulation S under the Securities Act.

     o    In  September  2002,  we  issued a stock  option  to Tom  Pascoe,  our
          President and CEO and a director, to purchase 3,005,038 shares of common stock in connection with his employment agreement with us. Mr. Pascoe is an accredited investor. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

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

     o In September 2002, we issued a stock option to Michal Levy, our Corporate Secretary and Vice President, to purchase 89,410 shares of common stock at $0.157 per share pursuant to her employment agreement with us. In September 2002, we also issued 11,178 shares of common stock to Ms. Levy pursuant to her employment agreement with us. In June 2003, we issued an additional 11,178 shares of common stock to Ms. Levy pursuant to the exercise of the option. Ms. Levy is an accredited investor. We believe the issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In August 2002, we issued warrants to purchase 100,000 shares of common stock, with an exercise price of $0.01 per share and a term of five years, to H.C. Wainwright & Co., Inc. as a retainer fee in connection with a placement agent letter agreement. In December 2002, we issued warrants to purchase 150,000 shares of common stock, with an exercise price of $2.48 per share and a term of five years, to H.C. Wainwright & Co. in connection with the termination of the placement agent letter agreement. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

     o In August 2002, we issued a stock option to Primoris Group Inc. to purchase 400,000 shares of common stock at $2.00 per share with a term of 5 years in connection with a consulting agreement. Primoris Group Inc. provided investor relations services to us. Since Primoris Group Inc. is an Ontario corporation and has its headquarters in Toronto, Ontario, we believe the issuance of securities was exempt from registration under Regulation S under the Securities Act.

     o In July 2002, we issued 11,678 shares of common stock, par value $0.001 per share, to Richard Alden, a director of HiEnergy Technologies, valued at $1.00 per share to retire the principal and interest owing to Mr. Alden on a note payable totaling $11,678. The note is considered paid in full. In July 2002, we also issued 15,000 shares of common stock, par value $0.001 per share, to Rimar Investments, Inc., a California corporation, valued at $1.00 per share to retire the principal and interest owing to Rimar Investments, Inc. on a note payable totaling $15,000. The note is considered paid in full. Mr. Alden is one of three stockholders and directors of Rimar Investments, Inc. We believe the issuances of stock to Mr. Alden and to Rimar Investments, Inc. were exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Mr. Alden and Rimar Investments, Inc. are accredited investors.

     o In July 2002, we issued and granted a non-qualified stock option to Isaac Yeffet to purchase up to 1,000,000 shares of our common stock with an exercise price of $1.00 per share. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant, Inc., of which Mr. Yeffet is the sole principal, and HiEnergy Technologies. One half of the shares are exercisable immediately and the other half are exercisable beginning one year after our Minisenzor product is operational and ready to be shown for approval to appropriate authorities. The stock option agreement was amended and restated in September 2002 to add a cashless exercise provision. We believe the issuance of the stock option to Mr. Yeffet was exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Mr. Yeffet is an accredited investor.

     o In July 2002, we issued 11,218 shares of common stock, par value $0.001 per share, to Mr. Al Zuhair, a director of HiEnergy Technologies, valued at $1.00 per share to retire the principal and interest owing to Mr. Al Zuhair on two notes payable in the amounts of $5,780 and $5,438, respectively. The notes are considered paid in full. We believe the issuance of the stock to Mr. Al Zuhair was exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Alternatively, the offer and sale of the stock may be exempt pursuant to Regulation S under the Securities Act. Mr. Al Zuhair is an accredited investor and resides outside of the United States.

     o In May 2002, we issued a warrant to Rheal Cote, a former director, to purchase 150,000 shares of common stock at an exercise price of $1.00 and with a term of three (3) years. Mr. Cote is an accredited investor. We believe that the issuance of the warrant and underlying common stock was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Since Mr. Cote is a Canadian citizen, we believe the issuance of securities was also exempt from registration under Regulation S under the Securities Act.

     o In April 2002, we issued 1,225,000 shares of common stock in connection with the initial closing of a private placement offering of our common stock at $1.00 per share. The initial closing was contingent upon closing the reverse acquisition of HiEnergy Microdevices by SLW Enterprises through the voluntary share exchange. In June 2002, we issued an additional 500,000 shares of common stock at $1.00 per share in connection with the final closing of the private placement for aggregate gross proceeds of $1,725,000. An offering memorandum was distributed to each prospective investor. All of the investors who purchased shares of common stock through the private placement were accredited investors. We believe that the private placement offering was exempt under Rule 506 of Regulation D and/or
          Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States' citizens, comprising $750,000 of the offering, we believe that the offer and sale of common stock was exempt pursuant to Regulation S under the Securities Act.

     o In April 2002, we issued 14,380,200 shares of common stock to the stockholders of HiEnergy Microdevices in connection with a voluntary share exchange offering between SLW Enterprises and the stockholders of HiEnergy Microdevices. An offering memorandum was distributed to all of the HiEnergy Microdevices stockholders 20 business days before the offering closed. We believe that the private placement offering was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. In addition, for those HiEnergy Microdevices stockholders who reside outside the United States and are not United States citizens, comprising 1,444,606 shares of the offering, we believe that the offer and sale of common stock was exempt pursuant to Regulation S under the Securities Act.


     o In April 2002, SLW Enterprises' board of directors authorized and approved the grant and issuance of a stock option to Dr. Bogdan Maglich to purchase 2,482,011 shares of common stock at an exercise price of $0.134 per share. The option will terminate on November 30, 2008. The stock options were granted and issued in exchange for Dr. Maglich's agreement to cancel 111,040 HiEnergy Microdevices stock options issued to him prior to the acquisition of HiEnergy Microdevices by HiEnergy Technologies. The 2,482,011 shares underlying the stock option were calculated at the same rate as the voluntary share exchange transaction, or 22.3524 per HiEnergy Microdevices share and the option price was adjusted accordingly from $3.00 per share to $0.134 per share. We believe that the offer and sale of the stock options and underlying common stock was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Dr. Maglich is an executive officer and director of both HiEnergy Microdevices and HiEnergy Technologies. The stockholders of HiEnergy Technologies, excluding Dr. Maglich and shares beneficially attributed to him, ratified the grant of the stock option at our Annual Meeting of Stockholders held on October 10, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited Consolidated Financial Statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed below in the subsection of this Item 6 entitled "OUTLOOK: ISSUES AND UNCERTAINTIES".

OVERVIEW

The acquisition of HiEnergy Microdevices by the Company occurred on April 25, 2002. The Company acquired HiEnergy Microdevices pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of the Company. Pursuant to the voluntary share exchange, the Company offered to exchange
22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, 14,380,200 shares of our common stock were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, former stockholders of HiEnergy Microdevices came to own approximately 65% of our outstanding equity and the five directors of HiEnergy Microdevices comprised five of our six directors. The composition of our board of directors has subsequently evolved to consist of the five directors discussed in the section entitled "Management".

On October 22, 2002, we changed our domicile from the State of Washington to Delaware. Our name remains HiEnergy Technologies, Inc., and our common shares continue to trade on the NASD's Over-the-Counter Bulletin Board(R) under the symbol "HIET".

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

BASIS OF PRESENTATION

For accounting purposes, the voluntary share exchange transaction between the Company and HiEnergy Microdevices has been treated as a recapitalization of the Company, with HiEnergy Microdevices as the accounting acquiror (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.


We have prepared our Consolidated Financial Statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. This going concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.


CRITICAL ACCOUNTING ESTIMATES


The discussion and analysis of our financial condition and results of operations are based on our audited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


OPERATING RESULTS

For the year ended April 30, 2003 ("fiscal year 2003"), we incurred a net loss available to common shareholders of $6,257,056, as compared to a net loss available to common shareholders of $1,389,530 for the year ended April 30, 2002 ("fiscal year 2002"). We had negative cash flows from operations of $2,942,480 in fiscal year 2003 compared to negative cash flows from operations of $652,585 in fiscal year 2002. In addition, we had an accumulated deficit of $8,961,620 and were in the development stage as of April 30, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See Risk Factors.

REVENUE

We reported no operating revenue during the fiscal years ended April 30, 2003 and 2002. Our fiscal year 2003 revenue was $144,587 compared to $148,166 for fiscal year 2002. During both years, revenues were derived from government grants for development and testing of our remote detection technology under separate grants. We have not commenced selling our products. Until we complete development of one of our stoichiometric detector systems, our revenues will be limited to government grants or similar funding. We cannot predict exactly when we will complete development of our planned detection systems and begin production for specific applications, but expect to begin production and sales of commercial products by the end of fiscal year 2004 and to become profitable the first year thereafter.

OPERATING EXPENSES


Our operating expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, fees for professional services and for research and development activities.


Our general and administration expenses increased to $4,488,175 for fiscal year 2003 from $967,092 for fiscal year 2002. The increase in operating expenses was primarily due to increases in administrative personnel, general office, legal, accounting and investor relations expenses. We became a public company on April 25, 2002 and during fiscal year 2003 we incurred greater legal, accounting and administration costs than in prior years when we were a private company. These costs may continue to rise in the future. Our research and development expenses increased to $839,629 for fiscal year 2003 from $558,184 for fiscal year 2002, as we spent more funds to further the development of our detections systems.

DEPRECIATION

The depreciation expense for fiscal year 2003 and fiscal year 2002 was $91,993 and $5,469, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, we had cash and cash equivalents of $107,008. We used $2,942,480 for operating activities and approximately $481,850 to acquire equipment in fiscal year 2003. During fiscal year 2003 we raised approximately $3,379,000 from sales of common stock and convertible, redeemable preferred stock. As of April 30, 2003, we had current liabilities of approximately $878,425, which exceeded our cash on hand. The Company has to continue to sell equity in order to pay for on-going operations and pay its present liabilities. There can be no assurance that we will be able to continue as a going concern or achieve material revenues or profitable operations. See Risk Factors.

 In May 2003, the Company received net proceeds of $443,482 from the sale of 1,410,000 shares of its common stock, which was included in Subscriptions Receivable at April 30, 2003.

Also in May 2003, the holders all of the Series A Convertible, Redeemable Preferred Stock surrendered and exchanged their Series A Convertible, Redeemable Preferred Stock for 2,191,874 shares of the Company's common stock which valued the common stock at $0.45 per share, thereby avoiding possible mandatory payment of $958,000 to redeem their stock.

In June 2003, in two private sales, the Company sold 600,000 shares of its common stock and raised $200,000.

In May and June 2003, the Company issued unsecured convertible promissory notes at 10% interest totaling $244,000 to its legal counsel for legal services provided to the Company. The notes are due on September 15, 2003 unless converted into common stock. Also in June 2003, the Company issued 300,000 shares of common stock to its legal counsel to pay $100,000 worth of service fees.

The continued development and testing of our technology to create market-ready products depends upon raising additional funds. We believe that we will require a total of approximately $5,000,000 in order to continue implementing our business plan during the fiscal year ending April 30, 2004, and anticipate needing an additional $5,000,000 for the year ending April 30, 2005. We believe we have sufficient authorized capital to raise $10 million during the coming two fiscal years, as our Certificate of Incorporation authorizes 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of July 22, 2003, there were 28,819,464 shares of common stock and no shares of preferred stock outstanding.

We plan to continue to utilize a combination of equity financings and government grants to fund our short-term growth and are currently engaged in discussions with respect to raising additional capital. We on April 23, 2003 registered shares of Common Stock for sale under the Securities Act of 1933 (Registration No. 333-101055). We may make public offerings in certain states. From day to day we have discussions with potential investors. However, we have no definitive plans or arrangements in place with respect to additional capital sources at this time. We have no lines of credit available to us at this time. There is no assurance that additional capital will be available when or if required. Our planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with preexisting contacts with us and our authorized representatives.

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

We have committed to make $400,000 in capital expenditures during fiscal year 2004 If we obtain adequate financing, however, we intend to make substantially more capital expenditures in order to further the development and testing of our technology and proposed products.

PLAN OF OPERATION

HiEnergy intends to satisfy its cash requirements through the sales of securities. HiEnergy currently has 2,700,000 shares registered and available for sale, which it intends to sell from time to time as necessary. The Company will need to continue to raise funds during the next 12 months to fund its ongoing operations. (See Risk Factors for a description of Financial Risk should HiEnergy fail to do so)


HiEnergy continues to perform extensive research and development which is essential to the development of its technology and products. The Company currently employs several Ph. D. scientists who perform this work, part of which is currently funded by an SBIR Phase II contract with the U.S. Army. HiEnergy will purchase the necessary equipment to build its prototype systems, and it intends to purchase the necessary equipment to build an inside testing and development facility. The Company will consider the purchase of key suppliers if the opportunity is available in order to insure the consistency of supply. SEE "RISK FACTORS" BELOW.


HiEnergy plans to continue adding to its management, scientific, technical, and administrative staff, and intends to hire the technical personnel necessary for assembling its systems as the need arises.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to our audited Consolidated Financial Statements,
Note 3.

OUTLOOK: ISSUES AND UNCERTAINTIES

Shareholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK. ANY OF THE FOLLOWING RISKS COULD ACTUALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS TO A VERY MATERIAL EXTENT. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE RAPIDLY, AND YOU COULD LOSE ALL OF YOUR INVESTMENT.


WE UNDERSTAND THERE PRESENTLY IS AN INFORMAL SEC INQUIRY THAT RELATES TO INVESTORS IN OUR PREDECESSOR COMPANY ABOUT THE TIME OF THE REVERSE TAKEOVER TRANSACTION BETWEEN SLW ENTERPRISES INC. AND HIENERGY MICRODEVICES, INC.


We were first made aware by a reporter with the Dow Jones News Service that there may be an alleged relationship between an individual by the name of Phil Gurian, who had previously been convicted and awaits sentencing for previously alleged stock manipulation schemes, and a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies, Barry Alter. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in any wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse acquisition of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of HiEnergy Technologies. However, we believe that Mr. Gurian introduced other investors who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse acquisition knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. Please see the section entitled "Legal Proceedings." After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian. We continue the development of our technology and products. Thus far our efforts are proceeding undisturbed and without interruption. Naturally, we have cooperated fully with the SEC. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided over 3,000 pages of documents. As to the conclusions of the independent committee, please see "Legal Proceedings." We will also rely upon the SEC's investigation to help us determine whether and what kind of corporate legal action is appropriate. The SEC has indicated that its investigation will not be swiftly concluded. The SEC Indicates that it cannot conclude its investigation until Mr. Barry Alter has a personal discussion with The SEC about Phil Gurian. He has not been served with any compulsory order to speak with the SEC and he has never made any effort to volunteer himself to them.


The price of our stock declined precipitously in connection with the news story and our announcements concerning our independent investigation and the SEC investigation. Also, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our shareholders could lose confidence in us if they believe this incident is a result of inadequate oversight and control by the Board of Directors. There may be material additional costs and expenses, such as legal expenses, that could be involved in sorting out these issues and assisting the SEC with such work. Much worse yet, this incident could materially damage the public's perception of us, and adverse public sentiment can materially adversely affect the market price of our common stock and our financial results. One of the possible effects on us could be a continuing depressed stock price, which may result in difficulty raising equity capital or the sale of equity at prices that are unfavorable to us. Current management may also consider instituting litigation as a result of any wrongdoing that is found. Such litigation could also involve material costs that could affect our financial position. These costs may include the cost of indemnifying the defendants or advancing costs to the defendants pending the outcome of the suit.

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.


Our independent certified public accountants qualify their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2003, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,942,480. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern." Reports of independent auditors that mention substantial doubt about a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This qualified audit report, and the facts underlying the qualification, may make it challenging and difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned increases, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in HiEnergy Technologies, and not to invest in our common stock unless they can afford the potential loss of their investment.


IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED.


We have incurred net losses since our inception. For the year ended April 30, 2003, we reported a net loss available to common shareholders of approximately $6,257,000, as compared to a net loss available to common shareholders of approximately $1,389,000 for the year ended April 30, 2002. Our accumulated deficit through April 30, 2003 was approximately $8,982,000. We have financed operations to date through a combination of government funding and equity financing. We expect that our losses will continue further into the future. We cannot assure you that we will attain profitable operations in the future.


ONE OF OUR FORMER DIRECTORS HAS DEMANDED THAT WE ADVANCE HIM EXPENSES OF DEALING WITH THE SEC'S INVESTIGATION.

Our former director Barry Alter has engaged his own separate legal counsel with respect to the SEC investigation and is a recipient of what we understand to be an informal request that was or will be followed by a formal subpoena from the SEC as to its investigation. Mr. Alter demanded that we advance him in excess of $24,000 in connection with the informal investigation that the SEC has conducted Mr. Alter brought an action against us in Delaware seeking payment of his costs and expenses., then subsequently informed us that the action had been voluntarily dismissed without prejudice. Mr. Alter could make further demands for advancement of expenses, and the voluntary dismissal of his action does not prevent him from initiating a new action to recover expenses from us. We will vigorously contest any such action by Mr. Alter and could also bring an action against Mr. Alter for indemnity, breach of fiduciary duty, fraud and other relief. If it is determined that Mr. Alter's claim satisfies the conditions for advancement of expenses incurred in the SEC investigation, we may be obligated to advance any expenses, liabilities or losses incurred by him in connection with the investigation prior to a final determination whether Mr. Alter has satisfied the standard of conduct to justify indemnification. We could be subject to indemnification demands by Mr. Alter until there is a final judgment, which could be years away. See "Liquidity and Capital Resources" and "Legal Proceedings" for more information.

FORMER DIRECTOR FAILED TO DISCLOSE OUTSIDE LEGAL PROCEEDINGS.

If certain legal proceedings involve a director of ours, and do not involve us whatsoever, we nevertheless are required to disclose them in Form 10-KSB pursuant to Item 401(d) of Regulation S-B. This Item relates specifically to any involvement of directors in outside legal proceedings, such as being an executive officer of any company declaring bankruptcy and being subjected to certain kinds of judgments and injunctions. Gregory F. Gilbert, a former director or ours, had not disclosed to us, during the course of our preparation of our annual report on Form 10-KSB for the year ended April 30, 2002 and subsequent reports, that he was involved in certain legal proceedings. Because the information had not been disclosed by Mr. Gilbert to us, we could not include the information in any filings with the SEC prior to filing, on March 11, 2003, an amendment to our annual report on Form 10-KSB for the year ended April 30, 2002. The amendment disclosed additional biographical information about Mr. Gilbert. Mr. Gilbert was involved in several legal proceedings that were unknown to us at the times when we certified and filed various reports with the SEC. Afterward we were made aware of a judgment that permanently restrains and enjoins Mr. Gilbert from violating the anti-fraud provisions of the Securities Exchange Act of 1934 and imposes a civil penalty of $100,000 on him. Specifically, we base our information on a "Final Judgment as to Gregory Gilbert" from the United States District Court for the District of Columbia dated May 7, 1999, in SEC v. Bio-Tech Industries, Inc., et al., Case No. 98 Civ. 2298; and based on a review of the civil docket for this case, we do not believe this judgment, as reinstated on or about July 20, 1999, has been reversed, suspended or vacated. We also determined, based on an SEC Litigation Release No. 16182 (June 9, 1999), that a predecessor to Hamilton-Biophile Companies, of which Mr. Gilbert is Chief Executive Officer, was affirmatively enjoined to file its quarterly and annual reports due under the Securities Exchange Act of 1934. Additionally, Hamilton-Biophile, including its predecessors, reported in its filings with the SEC that it had filed or had filed against it petitions for voluntary and involuntary bankruptcy during Mr. Gilbert's tenure as its Chief Executive Officer.

Certain kinds of legal proceedings may be considered especially relevant to a person's suitability to serve as a director of any public company. Shareholders could potentially assert that we acted negligently in failing to uncover an involvement of a director personally in such legal proceedings. We did unwittingly fail to apprise ourselves of the existence of these legal proceedings, but we feel we acted with a reasonable amount of caution, in that we circulated a standard questionnaire to directors and nominees and exercised due care. Nonetheless, our shareholders could lose confidence in our corporate governance practices if they believe this incident is a result of inadequate screening of potential nominees for the Board of Directors. Much worse yet, this incident could materially damage the public's perception of us, and adverse public sentiment can materially adversely affect the market price of our common stock and our financial results. Finally, the purchasers of common stock prior to our disclosure of the legal proceedings could claim that we are responsible for alleged monetary damages related to a decline in the market price of our stock.


PREVIOUS PURCHASERS OF OUR SECURITIES AND STOCKHOLDERS COULD ATTEMPT TO ASSERT CLAIMS AGAINST US FOR INADEQUATE DISCLOSURE.


In April, June and October 2002, we sold 1,725,000 and 1,349,934 shares of common stock, in separate private equity offerings. Facts related to Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described under "Former Director Failed to Disclose Court Judgment," "We understand there is a formal SEC inquiry that relates to investors in our predecessor company about the time of the reverse acquisition transaction between SLW Enterprises Inc. and HiEnergy Microdevices, Inc." and "Legal Proceedings," were not known to us and were not disclosed in sales materials or filings with the SEC. We do not believe that the information was material, and we believe that we have valid defenses against liability under the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act") and other state and federal securities laws. However, if a court decides to the contrary, that could result in liability under the Securities Act to such purchasers or under the Securities Exchange Act of 1934 to stockholders, or under other state securities laws that may apply similar or different standards as the federal law. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable.


WE MAY BE ADVERSELY AFFECTED BY WEAKNESSES IN OUR INTERNAL CONTROLS.

A review by our management has determined that our internal controls suffer from inadequate policies and procedures. Deficiencies in the design and operation of our internal controls could adversely affect our ability to record, process, summarize and report material financial information or to regulate and govern misconduct. New management is committed to improving the state of our internal controls and their effectiveness.

WE HAVE A SINGLE INDIVIDUAL SERVING AS OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND TREASURER, AND LACK OF BUSINESS AND FINANCIAL EXPERIENCE OF MANAGEMENT MAY IMPAIR OUR FINANCIAL PERFORMANCE.

The success of our business depends to a great extent on Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer, President, Treasurer, and Chief Scientific Officer. We have not obtained key man insurance with respect to Dr. Maglich or any of our executive officers. Although Dr. Maglich has ample experience in monitoring the research and development of our technology as Chief Scientific Officer, and ample previous experience in managing large numbers of researchers in academia, he has relatively little or no direct experience in the general management of the business and financial operations of the Company. Dr. Maglich's lack of previous experience in the area of management could adversely affect the existing and future operations of the Company. As a result, our future growth and success will depend in large part upon our need and ability to attract additional qualified management personnel. The competition for qualified management in the technological industry is intense, and our inability to attract and retain additional key management could adversely affect our business and financial operations.

WE MUST PREDICT THE AMOUNT OF PHYSICAL SHIELDING REQUIRED IN OUR PRODUCT TO SATISFY PRESENT AND FUTURE NATIONAL, STATE AND LOCAL REGULATIONS.

For the time being, we will try to segregate the deployment of our technology from the general public. We anticipate a possible adverse public reaction to the concept of "neutron bombardment." We anticipate the need for neutron shielding in certain applications, such as airports, to shield personnel from anticipated levels of radiation bombardment. We have not determined the levels of shielding that are required, which may vary depending on the applicable regulations of the jurisdiction in which the system is installed. We believe that any public objections can ultimately be overcome through education. Our Chief Scientific Officer, Dr. Maglich, believes that our anticipated level of neutron radiation dose will result in 10 to 100 times less tissue damage than the level of x-ray radiation dose needed to accomplish baggage security screening. Fast neutrons, which are used in our technology, do not produce the same radioactive environment as thermal neutrons. Despite the relative safety of our technology, we propose to use our technology initially only for screening procedures that are remote from the general public (such as checked baggage) to avoid this adverse public reaction, instead of proposing to use our technology for high profile procedures (such as carry-on baggage screening). As public knowledge and awareness increase, we believe that the broader array of uses for our technology will become available. Concerns about safety may challenge our ability to generate revenues and adversely affect our financial position, cash flows and results of operations.


WE MAY FACE COMPETITION AND SINCE WE ARE A DEVELOPMENT STAGE COMPANY THAT HAS NOT COMMENCED COMMERCIAL OPERATIONS, WE ALSO DO NOT HAVE THOROUGHLY DEVELOPED SALES AND MARKETING PLANS TO ACHIEVE POSITIVE CASH FLOWS.


We are a development stage company. As a result, we have limited resources. Our competitors and potential competitors have greater financial resources. Please see the separate section entitled "Competition" under the major heading "Description of Business." Also, our business model is still in an evolving stage. Since we have not commenced commercial operations, we do not have the benefit of the many years of experience that some other companies have. We anticipate responding to the markets that present themselves at the time our products are ready to be sold, and as such, our business and marketing approach may change from time to time. No assurances can be made that the changes in the marketing of our products will meet with success. Our business plan might benefit from modification and optimization if we had more past experience executing our own business strategies. Our ability to generate revenue and income is unproven.

COMPETITION MAY ARISE BEFORE WE COMPLETE THE DEVELOPMENT AND TESTING OF OUR STOICHIOMETRIC TECHNOLOGY AND OUR DETECTION SYSTEMS IF NOT COMPLETED WITHIN A REASONABLE PERIOD OF TIME.

A delay in development or testing of our prototypes may result in foregone potential sources of revenue. Laboratory experiments have demonstrated the basic capability of the stoichiometric technology to remotely determine the chemical formula of certain hidden substances in controlled situations. Our technology must now be converted into saleable products. Experiments to increase the efficacy of our technology are ongoing. If we are unable to complete the development of our technology and commence to manufacture at least one of our models of detection systems within a reasonable period of time, we may miss the opportunity to capitalize on our lead-time to market. The development of products based on the technology may take longer, cost more or be more difficult than expected. Other enterprises are seeking to develop products with similar capabilities. Please see the separate section entitled "Competition" under the major heading "Description of Business."


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


WE MAY HAVE INCREASING DIFFICULTY TO ATTRACT AND HOLD OUTSIDE MEMBERS OF OUR BOARD OF DIRECTORS.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officer's liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to obtain directors and officers liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE ONE OF THE MATERIAL FACTORS TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION, EXCEPT TO THE EXTENT WE OTHERWISE CAN PROTECT OUR INTERESTS.

We do not solely rely on contractual rights, patents, copyrights or other legal protection of intellectual property for any aspect of our technology. Because the combination of contractual rights, patents and copyrights may only provide narrow protection of our proprietary rights, we also rely on the protection afforded by our trade secrets, rapid innovation and advancement of technology and scientific expertise. However, we believe that our products in development could benefit from patent protection. As a result, we have filed patent applications for various products with the United States Patent and Trademark Office. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. Furthermore, we have accepted SBIR grants; and therefore the U.S. Federal Government has royalty-free rights for the use of resulting products and data. We nevertheless own the data and title to the resulting products and are permitted to obtain patent protection. The Federal Government does not undertake to protect data or inventions from public disclosure beyond four (4) years after the term of our contract. The failure or inability to protect these rights and to fully exploit these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.


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

IF WE FAIL TO MANAGE EFFECTIVELY, IT COULD IMPAIR OUR BUSINESS.

Our strategy envisions a period of increasing operations that may put a strain on our administrative and operational resources. To effectively manage this process will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified management, engineers, technicians, salespeople and other personnel. We cannot assure you that we will be able to do so. If we do not succeed in this, our business, prospects, financial condition, results of operations and cash flows could be adversely affected.


WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR FINANCIAL CONDITION AND ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

The terrorist attacks in the United States and other countries have brought devastation to many people, shaken consumer confidence and disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will interfere with our efforts to raise additional capital to fund our operations through the development stage. If we are unable to raise a sufficient amount of capital due to economic conditions, we may not be able to finalize development of our detection systems and bring them to market as planned.


INTERRUPTIONS,   DELAYS  OR  COST  INCREASES  AFFECTING  OUR  MATERIALS,  PARTS,
EQUIPMENT OR SUPPLIERS MAY ADVERSELY AFFECT OUR OPERATIONS, AND RELIANCE UPON A SINGLE SUPPLIER FOR NEUTRON ACCELERATORS INCREASES THIS RISK.

Our operations depend upon obtaining adequate supplies of materials, parts and equipment, including linear accelerators, on a timely basis from third parties. Our reliance on third party suppliers limits our control over product delivery schedules or product quality. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment of adequate quality in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In the event that any of our suppliers were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate suppliers, if any, were to become available.

Linear accelerators are a central component of our sensors. There are only three suppliers of this component, and we are currently using only one supplier. This supplier has limited production capacity, also supplies one of our competitors, and has delayed delivery of components on three occasions. The unit we are using has been re-designed as requested by us, and this has led to delays recently in delivery. While we believe that alternate suppliers for neutron accelerators are available, further interruption could materially impair our operations.


LINEAR ACCELERATORS ARE SUBJECT TO REGULATION BY THE U.S. NUCLEAR REGULATORY COMMISSION AND OTHER FEDERAL AND STATE AGENCIES, AND THE BURDEN OF COMPLYING WITH THESE REGULATIONS MAY IMPAIR OUR ABILITY TO TEST AND DEMONSTRATE OUR PRODUCTS.

The detector systems incorporated within our products utilize linear accelerator equipment. Various governmental agencies, such as the U.S. Nuclear Regulatory Commission, the U.S. Department of Transportation and state health departments, regulate the sale and use of linear accelerator equipment. There are also federal, state and local regulations covering the occupational safety and health of our employees. We believe that we are in compliance with all applicable governmental requirements.

The primary aspect of the equipment or protocol associated with our products or activities that require licensing is the use of linear accelerator radiation sources. Use of the systems in-house or at a customer facility or demonstration location requires the operating party to obtain a license from the appropriate state agency or federal agency (U.S. Nuclear Regulatory Commission) regulating the use of radiation producing systems. These licensing requirements and other regulatory burdens associated with the use of linear accelerator radiation sources makes the testing and demonstration of our products substantially more difficult, and may from time to time delay or prevent the testing or demonstration of our products.

LIMITED LIABILITY OF OUR CURRENT AND FORMER DIRECTORS MAY DISCOURAGE US AND THE STOCKHOLDERS FROM BRINGING ANY LAWSUITS AGAINST THEM.

Our certificate of incorporation and bylaws contain provisions that eliminate the liability of directors for monetary damages to the maximum extent permitted by law. These provisions may discourage stockholders from bringing a lawsuit against directors and officers for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited the stockholders.


WE MAY OWE INDEMNIFICATION OBLIGATIONS TO OUR CURRENT AND FORMER DIRECTORS AND OFFICERS.

Our certificate of incorporation and bylaws contain provisions that provide for indemnification of officers and directors, in each instance to the maximum extent permitted by law. A stockholder's investment in our company may be adversely affected to the extent that costs of settlement and damage awards against directors or officers are paid by us under the indemnification provisions of the certificate of incorporation and bylaws. The impact on a stockholder's investment in terms of the costs of defending a lawsuit on behalf of a director or officer may also deter us from bringing suit against former directors or officers. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of HiEnergy Technologies under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

HOLDERS AND PURCHASERS OF OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL DILUTION, WHICH COULD MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL.

The number of shares available for sale is a multiple of more than 45 times the average daily trading volume of our shares reported on the OTCBB. Our current public float as of May 28, 2003, consisted of a 6,607,047 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception that offers and sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult in the future for us to sell equity securities at a time and at a price that we deem appropriate.

In addition, there is a net deficit per share of our common stock. All of our previously outstanding shares of our common stock will dilute the positive effect on book value per share of any payments that are actually made to us for the sale of shares. Essentially, investors in our common stock should consider that they shall absorb substantially complete immediate dilution.

WE ARE INEXPERIENCED IN DOING BUSINESS IN THE MIDDLE EAST, EUROPEAN UNION AND OTHER POTENTIAL MARKETS FOR OUR PRODUCTS, AND OUR PLANS MAY RELY ON LEVERAGING THE SKILLS OF STRATEGIC PARTNERS.

Our management is inexperienced in doing business in many overseas markets in which we plan to sell our products. We may experience unexpected difficulties in our overseas marketing and sales efforts, and such efforts may depend upon leveraging the skills of strategic partners with experience in these markets. We have entered into an Exclusive International Distribution Agreement for our beta-model CarBomb Finder with the Electronic Equipment Marketing Company, based in London and Riyadh, for our marketing and sales efforts in the Middle East and certain European Union nations. Presently no other strategic partners have been decided upon.

LARGE LONG-TERM PROJECTS ARE OFTEN UP FOR BIDDING AND WE MAY BE HAMPERED FROM PARTICIPATING IN THOSE PROJECTS IF OUR OWN FINANCIAL POSITION PROVES INADEQUATE.

Bidding for large long-term government or private sector production contracts may require a demonstration of adequate financial position for the term of the contract, and we may be unable to satisfy such requirements without successfully obtaining substantial additional financing. Our plan of operation for the next twelve months calls for additional financing in order to satisfy stringent requirements that would apply in obtaining a long-term full production contract.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

     o our ability to finish developing our detection systems and produce and sell them;

     o the projected growth in those industries that may utilize our technology in the future;

     o our ability to fund the continued development, including securing government grants, and planned commercialization of our detection systems; and

     o our ability to distinguish ourselves from our current and future competitors.

You  can   identify   forward-looking   statements   generally  by  the  use  of
forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and "Description of Business," as well as captions elsewhere in this annual report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors", "Description of Business", and "Management's Discussion and Analysis or Plan of Operation."


These  forward-looking   statements  necessarily  depend  upon  assumptions  and
estimates  that  may  prove  to be  incorrect.  Although  we  believe  that  the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements. It is appropriate for you to evaluate our forward-looking statements as you determine whether to buy shares of our common stock in this offering, but we urge you not to place undue reliance on forward-looking statements as you make your investment decision.


Any of the factors described above or in the "Risk Factors" section above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

ITEM 7.  FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

INDEPENDENT AUDITOR'S REPORT                                           36


CONSOLIDATED FINANCIAL STATEMENTS


     Consolidated Balance Sheet                                       37-38

     Consolidated Statements of Operations                            39-40

     Consolidated Statements of Shareholders' Equity (Deficit)        41-45

     Consolidated Statements of Cash Flows                            46-49

     Notes to Consolidated Financial Statements                       50-69

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
HiEnergy Technologies, Inc. and subsidiaries

We  have  audited  the  accompanying  consolidated  balance  sheet  of  HiEnergy
Technologies, Inc. and subsidiaries (development stage companies) as of April 30, 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 2003, and the period from August 21, 1995 (inception) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HiEnergy Technologies, Inc. and subsidiaries as of April 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2003, and the period from August 21, 1995 (inception) to April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,942,480. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 8, 2003

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  APRIL 30, 2003

================================================================================


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $107,008
     Accounts receivable                                                  34,583
     Subscriptions receivable                                            443,482
     Other current assets                                                723,598
                                                                      ----------

         Total current assets                                          1,308,671

PROPERTY AND EQUIPMENT, net                                              504,424
                                                                      ----------

              TOTAL ASSETS                                            $1,813,095
                                                                      ==========





    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  APRIL 30, 2003

================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                    $670,895
     Accrued expenses                                                                       1,600
     Accrued payroll and payroll taxes                                                     28,525
     Accrued interest                                                                      35,288
     Notes payable - related parties                                                       85,000
     Convertible notes payable - related parties                                           57,117
                                                                                      -----------

         Total current liabilities                                                        878,425
                                                                                      -----------

MINORITY INTEREST IN SUBSIDIARY, 20,540 shares issued and outstanding                      18,923
                                                                                      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series A  convertible,  redeemable  preferred  stock, $0.001  par value 8%
         dividends, voting rights, liquidation preference $10,000 per share, 345 shares authorized
         95.82 shares issued and outstanding                                                    1
     Common stock, $0.001 par value
         100,000,000 shares authorized
         25,525,882 shares issued and outstanding                                          25,525
     Additional paid-in capital                                                         9,837,437
     Committed common stock, 76,937 shares outstanding                                     34,404
     Deficit accumulated during the development stage                                  (8,981,620)
                                                                                      -----------

              Total shareholders' equity                                                  915,747
                                                                                      -----------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,813,095
                                                                                      ===========


    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS  ENDED  APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                                                                                       For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                      For the Year Ended                 1995
                                                                            April 30,              (Inception) to
                                                                ---------------------------------     April 30,
                                                                      2003              2002             2003
                                                                ----------------  ---------------  ----------------
CONTRACT REVENUES                                               $        144,587  $       148,166  $        470,503
                                                                ----------------  ---------------  ----------------

OPERATING EXPENSES
   General and administration                                          4,488,175          967,092         5,909,064
   Research and development                                              839,629          558,184         2,428,182
                                                                ----------------  ---------------  ----------------

     Total operating expenses                                          5,327,804        1,525,276         8,337,246
                                                                ----------------  ---------------  ----------------

LOSS FROM OPERATIONS                                                  (5,183,217)      (1,377,110)       (7,866,743)
                                                                ----------------  ---------------  ----------------

OTHER INCOME (EXPENSE)
   Interest income                                                         7,886                -             7,886
   Interest expense                                                      (10,855)         (10,486)          (40,910)
   Financing expense                                                    (223,710)               -          (223,710)
   Other income                                                              231                -               231
                                                                ----------------  ---------------  ----------------

     Total other income (expense)                                       (226,448)         (10,486)         (256,503)
                                                                ----------------  ---------------  ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (5,409,665)      (1,387,596)       (8,123,246)

PROVISION FOR INCOME TAXES                                                 1,600            1,934            12,583
                                                                ----------------  ---------------  ----------------

NET LOSS                                                              (5,411,265)      (1,389,530)       (8,135,829)

BENEFICIAL CONVERSION FEATURE GRANTED ON
   PREFERRED STOCK                                                      (767,431)               -          (767,431)

PREFERRED STOCK DIVIDENDS                                                (78,360)               -           (78,360)
                                                                ----------------  ---------------  ----------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                       $     (6,257,056) $    (1,389,530) $     (8,981,620)
                                                                ================= ===============  =================


    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================


                                                                                                       For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                      For the Year Ended                 1995
                                                                            April 30,              (Inception) to
                                                                ---------------------------------     April 30,
                                                                      2003              2002             2003
                                                                ----------------  ---------------  ----------------
BASIC AND DILUTED LOSS PER SHARE
   Net loss per share                                           $          (0.23) $         (0.08) $          (0.63)
   Beneficial conversion feature granted on
     preferred stock per share                                             (0.03)               -             (0.06)
   Preferred stock dividends per share                                     (0.01)               -             (0.01)
                                                                ----------------  ---------------  ----------------

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
   SHAREHOLDERS PER SHARE                                       $          (0.27) $         (0.08) $          (0.70)
                                                                ================  ================ =================

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON
   SHARES OUTSTANDING                                                 23,386,403       17,783,760        12,817,339
                                                                ----------------  ---------------  ----------------


    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                               FOR THE YEARS  ENDED  APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================


                                   Series A                                                                 Deficit
                           Convertible, Redeemable                                                        Accumulated
                              Preferred Stock        Common Stock     Additional   Committed   Deferred    during the
                             -----------------  ---------------------   Paid-In     Common      Compen-   Development
                             Shares    Amount     Shares      Amount    Capital      Stock      sation       Stage        Total
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------
BALANCE, AUGUST 21, 1995
   (INCEPTION)                    --  $     --           -- $      -- $       --  $        -- $        --  $        --  $        --
RECAPITALIZATION UPON
   REVERSE MERGER                 --        --    6,470,000     6,470     (6,456)          --          --           --           14
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED          --        --      734,771       735      7,495           --          --           --        8,230
NET LOSS                                                                                                       (39,387)    (39,387)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

BALANCE, APRIL 30, 1996           --        --    7,204,771     7,205      1,039           --          --      (39,387)    (31,143)
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED                              3,219         3         33                                                 36
NET LOSS                                                                                                      (110,004)   (110,004)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

BALANCE, APRIL 30, 1997           --        --    7,207,990     7,208      1,072           --          --     (149,391)   (141,111)
ISSUANCE OF COMMON STOCK
   FOR CASH                       --        --      596,589       597    143,955           --          --           --      144,552
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED          --        --    1,451,928     1,452     15,598           --          --           --       17,050
NET LOSS                          --        --           --        --         --           --          --     (293,019)   (293,019)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

BALANCE, APRIL 30, 1998           --        --    9,256,507     9,257    160,625           --          --     (442,410)   (272,528)
ISSUANCE OF COMMON STOCK
   FOR CASH                       --        --      264,852       265    150,965           --          --           --      151,230
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED          --        --    2,167,620     2,167     47,592           --          --           --       49,759
NET LOSS                          --        --           --        --         --           --          --     (272,426)   (272,426)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------


    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                               FOR THE YEARS  ENDED  APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                   Series A                                                                 Deficit
                           Convertible, Redeemable                                                        Accumulated
                              Preferred Stock        Common Stock     Additional   Committed   Deferred    during the
                             -----------------  ---------------------   Paid-In     Common      Compen-   Development
                             Shares    Amount     Shares      Amount    Capital      Stock      sation       Stage       Total
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------
BALANCE, APRIL 30, 1999           --        --  $11,688,979 $  11,689 $  359,182  $        -- $        --  $  (714,836) $ (343,965)
ISSUANCE OF COMMON STOCK
   FOR CASH                       --        --      638,548       638    295,008           --          --           --      295,646
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED          --        --    1,914,570     1,915     83,322           --          --           --       85,237
NET LOSS                          --        --           --        --         --           --          --     (332,131)   (332,131)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

BALANCE, APRIL 30, 2000           --        --   14,242,097    14,242    737,512           --          --   (1,046,967)   (295,213)
ISSUANCE OF COMMON STOCK
   FOR CASH                       --        --      465,437       465    109,265           --          --           --      109,730
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED          --        --      371,035       371     36,097           --          --           --       36,468
NET LOSS                          --        --           --        --         --           --          --     (288,067)   (288,067)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

BALANCE, APRIL 30, 2001           --        --   15,078,569    15,078    882,874           --          --   (1,335,034)   (437,082)
ISSUANCE OF COMMON STOCK
   FOR CASH                       --        --      712,071       712    180,857           --          --           --      181,569
ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED          --        --    5,059,560     5,060    227,110           --          --           --      232,170
ISSUANCE OF COMMON STOCK
   IN PRIVATE PLACEMENT
   FOR CASH                       --        --    1,225,000     1,225  1,223,775           --          --           --    1,225,000
NET LOSS                          --        --           --        --         --           --          --   (1,389,530) (1,389,530)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                               FOR THE YEARS  ENDED  APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                   Series A                                                                 Deficit
                           Convertible, Redeemable                                                        Accumulated
                              Preferred Stock        Common Stock     Additional   Committed   Deferred    during the
                             -----------------  ---------------------   Paid-In     Common      Compen-   Development
                             Shares    Amount     Shares      Amount    Capital      Stock      sation       Stage       Total
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------
BALANCE, APRIL 30, 2002           --  $     --   22,075,200 $  22,075 $2,514,616  $        -- $        --  $(2,724,564) $ (187,873)
ISSUANCE OF PREFERRED STOCK
   IN PRIVATE PLACEMENT
   FOR CASH                    97.93         1           --        --    800,399           --          --           --      800,400
ISSUANCE OF COMMON STOCK
   FOR SUBSCRIPTIONS
   RECEIVABLE                     --        --    1,410,000     1,410    452,072           --          --           --      453,482
ISSUANCE OF COMMON STOCK
   IN PRIVATE PLACEMENTS
   FOR CASH                       --        --    1,849,934     1,850  2,320,556           --          --           --    2,322,406
OFFERING COSTS                    --        --           --        --   (196,793)          --          --           --    (196,793)
ISSUANCE OF COMMON STOCK
   ON CASHLESS CONVERSION
   OF THE SERIES A PREFERRED
   STOCK                       (2.11)       --       18,336        18        (18)          --          --           --           --
ISSUANCE OF COMMON STOCK
   IN CASHLESS EXERCISE OF
   WARRANTS                       --        --       33,909        34        (34)          --          --           --           --
ISSUANCE OF COMMON STOCK
   AND COMMON STOCK
   COMMITTED TO AN EMPLOYEE
   AS A BONUS                     --        --       11,178        11     21,339       17,549          --           --       38,899
ISSUANCE OF COMMON STOCK
   AND COMMON STOCK
   COMMITTED FOR SERVICES
   RENDERED                       --        --       21,277        21     10,288        9,691          --           --       20,000

    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                               FOR THE YEARS  ENDED  APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                   Series A                                                                 Deficit
                           Convertible, Redeemable                                                        Accumulated
                              Preferred Stock        Common Stock     Additional   Committed   Deferred    during the
                             -----------------  ---------------------   Paid-In     Common      Compen-   Development
                             Shares    Amount     Shares      Amount    Capital      Stock      sation       Stage         Total
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------
DIVIDENDS ON PREFERRED
   STOCK                          --  $     --       68,150 $      68 $   78,292  $        -- $        --  $   (78,360) $        --
BENEFICIAL CONVERSION FEATURE
   GRANTED IN CONNECTION WITH
   ISSUANCE OF PREFERRED
   STOCK                          --        --           --        --    767,431           --          --     (767,431)          --
CONVERSION OF CONVERTIBLE
   NOTES PAYABLE - RELATED
   PARTIES INTO COMMON
   STOCK                          --        --       37,898        38     37,858           --          --           --       37,896
FINANCING EXPENSE IN
   CONNECTION WITH ISSUANCE
   OF WARRANTS                    --        --           --        --    223,710           --          --           --      223,710
STOCK OPTIONS ISSUED
   FOR SERVICES RENDERED
   AND TO BE RENDERED             --        --           --        --    948,170           --          --           --      948,170
STOCK OPTIONS ISSUED
   AS COMPENSATION                --        --           --        --  3,364,915           --  (3,305,542)          --       59,373
STOCK OPTIONS ISSUED
   IN EXCHANGE FOR
   SETTLEMENT OF ACCOUNTS
   PAYABLE WITH CONSULTANT        --        --           --        --     65,000           --          --           --       65,000
WARRANTS ISSUED FOR
   SERVICES RENDERED OR
   TO BE RENDERED                 --        --           --        --    311,788           --          --           --      311,788
WARRANTS ISSUED FOR
   TERMINATION OF CONTRACT        --        --           --        --    390,409           --          --           --      390,409

    The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                               FOR THE YEARS  ENDED  APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                   Series A                                                                 Deficit
                           Convertible, Redeemable                                                        Accumulated
                              Preferred Stock        Common Stock     Additional   Committed   Deferred    during the
                             -----------------  ---------------------   Paid-In     Common      Compen-   Development
                             Shares    Amount     Shares      Amount    Capital      Stock      sation       Stage         Total
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------
AMORTIZATION OF DEFERRED
   COMPENSATION                   --  $     --           -- $      -- $       --  $        -- $ 1,032,981           --  $ 1,032,981
REVERSAL OF DEFERRED
   COMPENSATION                   --        --           --        -- (2,272,561)          --   2,272,561           --           --
EXERCISE OF STOCK OPTIONS
   IN SUBSIDIARY                  --        --           --        --         --        7,164          --           --        7,164
NET LOSS                          --        --           --        --         --           --          --  $(5,411,265) (5,411,265)
                             -------  --------  ----------- --------- ----------  ----------- -----------  -----------  -----------

BALANCE, APRIL 30, 2003        95.82  $      1   25,525,882 $  25,525 $9,837,437    $34,404 $          --  $(8,981,620) $   915,747
                             =======  ========  =========== ========= ==========  =========== ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED APRIL 30, 2003 AND 2002 AND FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================

                                                                                                       For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                      For the Year Ended                 1995
                                                                            April 30,              (Inception) to
                                                                ---------------------------------     April 30,
                                                                      2003              2002             2003
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $     (5,411,265) $    (1,389,530) $     (8,135,829)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                       91,993            5,469            99,425
       Issuance of common stock for services
         rendered                                                              -          232,170           428,950
       Issuance of common stock as compensation
         expense for services rendered from
         minority shareholders                                                 -            4,000            18,923
       Warrants issued for services rendered or to
         be rendered                                                     311,788                -           311,788
       Warrants issued for termination of contract                       390,409                -           390,409
       Issuance of common stock and common stock
         committed to an employee as a bonus                              38,899                -            38,899
       Issuance of common stock and common stock
         committed for services rendered                                  20,000                -            20,000
       Stock options issued for services rendered                        351,762                -           351,762
       Stock options issued as compensation                               59,373                -            59,373
       Additional compensation to officer                                      -           42,171            42,171
       Amortization of deferred compensation                           1,032,981                -         1,032,981
       Financing expense                                                 223,710                -           223,710
       (Increase) decrease in
         Accounts receivable                                              (5,417)         (29,166)          (34,583)
         Other current assets                                           (109,690)          (7,500)         (117,190)
       Increase (decrease) in
         Accounts payable                                                526,000          185,027           735,897
         Accrued expenses                                               (149,967)         119,579             1,616
         Accrued payroll and payroll taxes                              (321,475)         175,000            28,525
         Accrued interest                                                  8,419           10,195            38,186
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                 (2,942,480)        (652,585)       (4,464,987)
                                                                ----------------  ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS  ENDED APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================


                                                                                            For the
                                                                                           Period from
                                                                                            August 21,
                                                            For the Year Ended                 1995
                                                                 April 30,               (Inception) to
                                                      ------------------------------       April 30,
                                                          2003              2002              2003
                                                      -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                 $  (481,850)      $  (118,510)      $  (603,850)
                                                      -----------       -----------       -----------

Net cash used in investing activities                    (481,850)         (118,510)         (603,850)
                                                      -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties           24,640           443,007           604,160
   Payments on notes payable - related parties           (546,331)               --          (546,331)
   Proceeds from convertible notes payable -
     related parties                                       51,717             5,400           107,117
   Payments on convertible notes payable -
     related parties                                      (10,000)           (9,280)          (30,000)
   Proceeds from issuance of preferred stock              979,301                --           979,301
   Offering costs on preferred stock                     (178,902)               --          (178,902)
   Proceeds from issuance of common stock                      --           181,569           882,723
   Proceeds from issuance of common stock in
     private placement                                  2,322,406         1,225,000         3,547,406
   Offering costs on common stock                        (196,793)               --          (196,793)
   Recapitalization of reverse merger                          --                14                --
   Exercise of stock options in subsidiary                  7,164                --             7,164
                                                      -----------       -----------       -----------

Net cash provided by financing activities               2,453,202         1,845,710         5,175,845
                                                      -----------       -----------       -----------

Net increase (decrease) in cash and cash
   equivalents                                           (971,128)        1,074,615           107,008

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                               1,078,136             3,521                --
                                                      -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   107,008       $ 1,078,136       $   107,008
                                                      ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS  ENDED APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================


                                                                                                       For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                      For the Year Ended                 1995
                                                                            April 30,              (Inception) to
                                                                ---------------------------------     April 30,
                                                                      2003              2002             2003
                                                                ----------------  ---------------  ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     INTEREST PAID                                              $          2,888  $             -  $          2,888
                                                                ================  ===============  ================

     INCOME TAXES PAID                                          $            800  $         1,934  $         11,783
                                                                ================  ===============  ================


SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company issued 37,898, 0, and 37,898 shares, respectively, of common stock for the outstanding principal on convertible notes payable - related parties and accrued interest of $37,896, $0, and $37,896, respectively.

During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company converted accounts payable due to consultants of $65,000, $0, and $65,000, respectively, into options to purchase 72,726, 0, and 72,726 shares, respectively, of common stock. Of these options, 45,454 are exercisable at $1 per share, vest over a one-year period, and expire in September 2012. The remaining options are exercisable at $2.24 per share, vest over a one-year period, and expire in December 2012.

During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company issued 68,150, 0, and 68,150 shares, respectively, of common stock for $78,360, $0, and $78,360, respectively, of dividends accrued on its Series A convertible, redeemable preferred stock.

During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the holders of 2.11, 0, and 2.11 shares, respectively, of the Series A convertible, redeemable preferred stock converted their shares into 18,336, 0, and 18,336 shares, respectively, of common stock totaling $17,246, $0, and $17,246, respectively.

During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, warrants to purchase 47,000, 0, and 47,000 shares, respectively, of common stock were exercised via a cashless exercise, whereby the Company issued 33,909, 0, and 33,909 shares, respectively, of common stock.

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS  ENDED APRIL 30, 2003 AND 2002 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003

================================================================================


SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended April 30, 2002, the Company recorded a beneficial conversion feature granted in connection with the issuance of the Series A convertible, redeemable preferred stock totaling $767,431.


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         GENERAL

         HiEnergy Technologies, Inc. ("HiEnergy") was incorporated on March 22, 2000 under the laws of the state of Washington. In October 2002, HiEnergy reincorporated under the laws of the state of Delaware.

         HiEnergy and its subsidiaries (collectively, the "Company") are development stage companies that were organized to develop the "Atometer," commercially known as the "SuperSenzor," which is technology for numerous governmental and commercial applications and markets, including airport security screening; border patrol/customs control drug and contraband detection; bomb, biological, and chemical weapons detection, including landmine clearance; carbomb detection; detecting of impurities in crude oil, coal, and natural gas; and "fingerprinting" of diamonds and other gemstones. This leading edge detection technology can remotely and non-intrusively decipher (including through metal) the chemical formulas of concealed biological agents, explosives, drugs, and other substances and their locations.

         MERGER

         On April 25, 2002, HiEnergy Technologies, Inc. entered into a voluntary share exchange agreement, whereby it acquired 92% of the outstanding common stock of HiEnergy Microdevices, Inc. ("Microdevices") in exchange for 14,380,200 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of HiEnergy, with Microdevices as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.


         Microdevices was incorporated on August 21, 1995 in the state of Delaware. HiEnergy had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, pro forma information is not presented.


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company incurred net losses available to common shareholders of $6,257,056, $1,389,530, and $8,981,620, respectively, and it had negative cash flows from operations of $2,942,480, $652,585, and $4,464,987, respectively. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         In addition to the capital raised as of April 30, 2003 through private placements, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of HiEnergy and its 92% owned subsidiary, Microdevices, and its wholly owned subsidiary, VWO II, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

         DEVELOPMENT STAGE ENTERPRISE
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         REVENUE RECOGNITION
         The Company recognizes contract revenue as services are performed.

         COMPREHENSIVE INCOME
         The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         CASH AND CASH EQUIVALENTS
         The Company maintains its cash deposits at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2002, uninsured portions of the balances at the bank aggregated to $25,511. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         As of April 30, 2003, the Company maintained restricted cash totaling $71,234. These funds may only be used to pay for specific expenditures as allowed by a contract with the United States Department of Defense.

         ACCOUNTS RECEIVABLE
         Accounts receivable at April 30, 2003 consisted of an amount due from a governmental contract.

         SUBSCRIPTIONS RECEIVABLE
         Subscriptions receivable at April 30, 2003 consisted of amounts due from the sale of 1,410,000 shares of the Company's common stock. These amounts were subsequently received in May 2003 (see Note 13).

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost and are depreciated using the straight-line method over an estimated useful life of five years.

         PATENTS
         The Company has filed several patent applications within and outside the United States. The outcome is indeterminable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company's financial instruments include cash and cash equivalents, accounts receivable, subscriptions receivable, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest. The book value of all other financial instruments are representative of their fair values.

         STOCK-BASED COMPENSATION
         The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

         INCOME TAXES
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         NET LOSS PER SHARE
         The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the years ended April 30, 2003 and 2002:

                                                                                      2003               2002
                                                                                ---------------    ----------------

                  Stock options outstanding                                           5,399,937                   -
                  Warrants outstanding                                                1,648,686                   -
                  Series A convertible, redeemable preferred stock                    2,191,874                   -
                  Microdevices minority shareholders                                    459,222             459,222
                  Microdevices option and warrant holders                               951,513             952,557
                                                                                ---------------    ----------------

                      TOTAL                                                          10,651,232           1,411,779
                                                                                ===============    ================

         ESTIMATES
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.

NOTE 4 - OTHER CURRENT ASSETS

         Other current assets at April 30, 2003 consisted of the following:

                  Prepaid consulting                                                               $        609,198
                  Deposits on equipment                                                                     100,000
                  Other                                                                                      14,400
                                                                                                   ----------------

                      TOTAL                                                                        $        723,598
                                                                                                   ================


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at April 30, 2003 consisted of the following:

                  Micro sensor                                                                     $         53,114
                  Laboratory equipment                                                                       58,000
                  Web site development                                                                      436,340
                  Furniture and equipment                                                                    14,400
                  Neutron generator                                                                          41,995
                                                                                                   ----------------

                                                                                                            603,849
                  Less accumulated depreciation                                                              99,425
                                                                                                   ----------------

                      TOTAL                                                                        $        504,424
                                                                                                   ================

         Depreciation expense for the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003 was $91,993, $5,469, and $99,425, respectively.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties at April 30, 2003 consisted of the following:

                  Unsecured  notes  payable  to a  shareholder  of the  Company, interest  payable at 10.5% per annum,  or 15% per annum if in  default,  and due in  November  1997.  As of April 30,
                      2003, the notes payable were in default.                                     $         40,000

                  Unsecured notes payable to a shareholder, non-interest-bearing,
                      and payable on demand.                                                       $         45,000
                                                                                                   ----------------

                                                                                                             85,000
                  Less current portion                                                                       85,000
                                                                                                   ----------------

                           LONG-TERM PORTION                                                       $              -
                                                                                                   ================

NOTE 7 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

         Convertible notes payable - related parties at April 30, 2003 consisted of the following:

                  Secured notes payable to a shareholder/former  director of the
                      Company,  interest payable at 8% per annum,  $5,000 due in
                      July 2001 and $5,400 due in July 2002.  The notes  payable are secured by the patent application for Europe,  Canada, and Japan.  The holder of the notes payable has the option to convert  the  principal  and  interest  into  shares of common stock. As of
                      April 30, 2003, the notes were in default.                                   $         10,400

                  Unsecured note  payable to the legal  counsel of the  Company, interest  payable  at 10% per annum  and due in  September
                      2003.  The  holder of the note  payable  has the option to convert the
                      principal and interest into shares of common stock.                                    46,717
                                                                                                   ----------------

                                                                                                             57,117
                  Less current portion                                                                       57,117
                                                                                                   ----------------

                           LONG-TERM PORTION                                                       $              -
                                                                                                   ================



NOTE 8 - COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS
         In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

         o The Company must pay a signing bonus of $100,000, which was paid during the year ended April 30, 2003.

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

         o The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year. As of April 30, 2003, the Company is required to grant options to purchase 456,717 shares of common stock at an exercise price of $2.81 per share.

         o The Company will provide its Chief Scientist/Chairman of the Board a car, pay his and his family's health insurance, provide life and disability insurance and will reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal tax liabilities arising up to $75,000. During the year ended April 30, 2003, the Company paid $17,500 for an automobile deposit on behalf of its Chief Scientist/Chairman of the Board. In addition, the Company reimbursed the Chief Scientist/Chairman of the Board for $29,900 in other expenses covered under the terms of the employment agreement.

        EMPLOYMENT AGREEMENTS (Continued)

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

        In February 2003, the Company paid $50,000 due on a promissory note to its Chief Scientist/Chairman of the Board. The Company also issued options to purchase 416,712 shares of common stock in connection with his employment agreement. In addition, the Company is committed to issue additional options to purchase 40,000 shares of common stock to this executive in connection with his employment agreement. In relation to this transaction, the Company recorded compensation expense totaling $59,373.

        In September 2002, the Company entered into a three-year employment agreement with its then President/Chief Executive Officer/Treasurer/Director, who resigned in March 2003. Major terms of the agreement are as follows:

        o   The Company had to pay a base salary as follows:

            o   $135,000 per year

            o $175,000 per year when the Company received new revenue and/or new financing in excess of $2,000,000

            o $250,000 per year when the Company received new revenue and/or new financing in excess of $4,000,000

        o The officer was entitled to a bonus equal to $250,000 once the Company achieved two consecutive quarters of positive cash flows from operations.

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

         EMPLOYMENT AGREEMENTS (Continued)
              The exercise price would be fixed six months after September 25, 2002 at the lesser of a) $1 per share or b) for any offering of preferred or common stock that closes within six months from September 25, 2002, the following percentage of price per unit:
              (i) for preferred with warrants - 70%, (ii) for preferred without warrants - 80%, (iii) for common with warrants - 90%, (iv) for common without warrants - 100%. The Company granted the stock options below the fair market on the date of grant; therefore, the Company recorded deferred compensation of $3,305,542.

              As of April 30, 2003, options to purchase 939,073 shares of common stock had vested, and $1,032,981 of the deferred compensation was expensed and is included in general and administration expenses on the accompanying statement of operations. Since the President/Chief Executive Officer/Treasurer/Director resigned in March 2003, the unvested portion of deferred compensation of $2,272,561 was reversed.

         In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company paid a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company's common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. During the year ended April 30, 2003, 11,178 shares of common stock were issued, and 11,178 shares of common stock were committed. The shares were valued at $38,899, which approximates the fair value of the shares. In March 2003, the Vice President/Corporate Secretary resigned her positions.

         CONSULTING AGREEMENTS
         In April 2003, the Company entered into a one-year consulting agreement with an investor relations firm. Under the terms of the agreement, the Company agreed to pay $6,500 per month, plus approved expenses.

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

         The stock options were valued at $761,007, of which $211,390 was expensed and is included in general and administration expenses on the accompanying statement of operations. The remaining balance of $549,617 is included in prepaid consulting in other current assets, which will be amortized over the remaining term of the consulting agreement.

         In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued options to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. The options were valued at $187,163, of which $140,372 was expensed and is included in general and administration expenses on the accompanying statement of operations. The remaining balance of $46,791 is included in prepaid consulting in other current assets, which will be amortized over the term of the consulting agreement. This agreement was terminated after six months.

         CONSULTING AGREEMENTS (Continued)
         In September 2002, the Company entered into a one-year consulting agreement with its former Chief Executive Officer. Under the terms of the agreement, the Company will pay $5,000 per month, plus out-of-pocket expenses. Effective February 2003, the Company terminated this consulting agreement by mutual written consent.

         In November 2002, the Company entered into a four-month consulting agreement with a public relations firm. Under the terms of the agreement, the Company agreed to pay $12,500 per month, plus out-of-pocket expenses.

         LEASE AGREEMENT
         In September 2002, the Company entered into a three-year operating lease agreement with one of its directors for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for the remaining term of the lease, expiring in October 2005. Future minimum payments at April 30, 2003 under this lease agreement were as follows:

                   Year Ending
                    APRIL 30,
                   -----------
                      2004           $       96,160
                      2005                   99,840
                      2006                   45,760
                                     --------------

                           TOTAL     $      241,760
                                     ==============

        PLACEMENT AGENT AGREEMENTS
        In August 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

        o Upon execution of the agreement, the Company issued warrants to purchase 100,000 shares of common stock, exercisable at $0.01 per share. The warrants vest immediately and expire five years from date of grant.

        o The Company paid a placement fee equal to 8% of any gross proceeds received by the Company.

        o The Company issued warrants to purchase 10% of the amounts of securities issued to investors. The exercise price of the warrants will be equal to the price at which the security was issued. The warrants vest immediately and expire five years from the date of grant. Upon the closing of the preferred stock private placement and closing of the common stock private placement, the Company issued warrants to purchase 117,546 and 161,994 shares of common stock, respectively, at an exercise price of $1.15 per share and $1.35 per share, respectively.

        o In November 2002, to cancel the remainder of the terms of this agreement, the Company issued warrants to purchase 150,000 shares of common stock. The warrants vest immediately, with an exercise price of $2.48 per share, and expire five years from the date of grant (see Note 9).

         PLACEMENT AGENT AGREEMENTS (Continued)
         In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

          o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and was to pay an additional $25,000 on March 1, 2003. As of April 30, 2003, the additional $25,000 was not yet paid.

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

         SEC INVESTIGATION
         In February 2003, the Enforcement Division of the SEC opened an investigation requesting the Company's cooperation on a voluntary basis. The Company has supplied the Enforcement Division's attorneys with the reports developed by the Company's independent investigators. The Company has cooperated promptly and continuously and intends to continue to cooperate with the Enforcement Division's investigation. It has also agreed to voluntarily provide the Enforcement Division with other documents they have requested in its informal investigation. In April 2003, the Enforcement Division of the SEC commenced a formal investigation.

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

         LITIGATION
         On or about May 2, 2003, a former consultant to the Company filed a complaint against the Company and its Chief Scientist/Chairman of the Board for breach of contract and other common counts in the Superior Court of Orange County. The plaintiff is suing the Company for alleged unpaid services. On June 20, 2003, the plaintiff filed an amended complaint. The Company intends to file a demurrer to this complaint and propound the written discovery and notice of the plaintiff's deposition. The Company intends to vigorously defend itself in this matter.

         On or about May 22, 2003, a former director and officer of the Company filed a complaint against the Company for advancement of fees in the State Court of Delaware. The plaintiff was seeking the reimbursement of his legal fees associated with a pending SEC investigation. Through negotiations, the Company was successful in getting the complaint dismissed without prejudice on or about June 17, 2003. If and when the plaintiff re-files his lawsuit, the Company intends to vigorously defend itself in this matter.

         In addition, the Company is also involved in certain other legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

         MINORITY SHAREHOLDERS
         Microdevices has 20,540 minority shares issued and outstanding. The Company may agree that in the event of any merger or other consolidation of Microdevices with HiEnergy, each remaining Microdevices shareholder will receive the greater of the market value of his/her Microdevices shares or shares in the Company on the same terms as the voluntary share exchange. If shares of common stock in the Company are issuable in a merger or other consolidation, the minority shareholders would receive an aggregate of 459,222 shares of common stock.

         WARRANT AND OPTION HOLDERS
         Microdevices has granted stock options and warrants to purchase 12,365 and 32,247 shares, respectively, of common stock. These stock options and warrants are exercisable at $3.50 per share. If the stock option and warrant holders exercise their stock options and warrants, the Company may agree to allow these stock option and warrant holders to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share (or $0.157 per share). At April 30, 2003, if these stock option and warrant holders exercise and convert their shares, the Company will be required to issue 951,513 additional shares of common stock to the stock option and warrant holders.

         WARRANT AND OPTION HOLDERS (Continued)
         During the year ended April 30, 2003, stock options were exercised for the purchase of 2,047 shares of Microdevices' common stock via a cash payment of $7,164, or $3.50 per share. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,759 shares of common stock.

         During the year ended April 30, 2003, options to purchase 4,000 shares of Microdevices' common stock were assumed by the Company at an exchange rate of 22.3524 per share (or $0.157 per share). Therefore, the Company issued options to purchase 89,410 shares of its common stock at an exercise price of $0.157 per share.

         In  conjunction  with the  merger  (see Note 1),  options  to  purchase
         111,040 shares of Microdevices' common stock were assumed by the Company at an exchange rate of 22.3524 per share ($0.134 per share). Therefore, the Company issued options to purchase 2,482,011 shares of its common stock at an exercise price of $0.134 per share.


NOTE 9 - SHAREHOLDERS' EQUITY

         SERIES A CONVERTIBLE, REDEEMABLE PREFERRED STOCK
         In August 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation to establish Series A convertible, redeemable preferred stock (the "Series A"), par value $0.001 per share. The Company is authorized to issue 345 shares of the Series A. Each share is convertible on either of these events a) any time at the option of the holder at $1.15 per share or b) mandatorily convertible two years following the issuance date at $1.15 per share. Under certain circumstances the conversion price is subject to adjustment. Furthermore, upon a certain major transaction or triggering event, the holder of the Series A has the right to require the Company to redeem all or a portion of the Series A at a price per share equal to the liquidation preference, plus any accrued but unpaid dividends and liquidated damages.

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

         SERIES A CONVERTIBLE, REDEEMABLE PREFERRED STOCK (Continued)
         In October 2002, the Company sold 97.93 shares of the Series A for net cash proceeds of $800,400. At the time of issuance, the conversion price of the preferred stock was less than the fair market value of the common stock. Since the Series A was convertible immediately, the Company recorded a beneficial conversion feature upon issuance of $767,431.

         In January 2003, 2.11 shares of the Series A were converted into 18,336 shares of the Company's common stock totaling $17,246.

         In May 2003, all of the holders of the Series A surrendered and exchanged their shares for 2,191,874 shares of the Company's common stock valued at $0.45 per share.

         COMMON STOCK ISSUED FOR CASH
         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company issued 0, 712,071, and 2,677,497, shares, respectively, of common stock in exchange for cash of $0, $181,569, and $882,727, respectively.

         COMMON STOCK ISSUED FOR SUBSCRIPTIONS RECEIVABLE
         During the year ended April 30, 2003, the Company issued 1,410,000 shares of common stock for subscriptions receivable totaling $453,482.

         COMMON STOCK ISSUED FOR SERVICES RENDERED
         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company issued 21,277, 5,059,560, and 11,723,980 shares, respectively, of common stock in exchange for services rendered valued at the fair market value of the stock given of $10,309, $232,170, and $439,259, respectively.

         During the year ended April 30, 2003, the Company was committed to issue 20,000 shares of common stock in exchange for services rendered valued at the fair market value of the stock given of $9,691. These shares were issued subsequent to April 30, 2003.

         CONVERTIBLE NOTES PAYABLE - RELATED PARTIES CONVERTED INTO COMMON STOCK During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company issued 37,898, 0, and 37,898 shares, respectively, of common stock for the outstanding principal on convertible notes payable - related parties and accrued interest of $37,896, $0, and $37,896, respectively.


         COMMON STOCK ISSUED IN PRIVATE PLACEMENTS FOR CASH
         In April 2002, the Company completed its first closing of its first private placement, whereby 1,225,000 shares of common stock were issued in exchange for cash of $1,225,000. The private placement offering was originally slated to close at the same time as the voluntary share exchange. HiEnergy extended the term of the offering and increased the size to a maximum of 2,000,000 shares of common stock at $1 per share.

         In June 2002, the Company completed its second closing of its first private placement, whereby 500,000 shares of common stock were issued in exchange for cash of $500,000. This private placement has been closed.

         In October 2002, the Company completed its second private placement, issuing 1,349,934 shares of common stock in exchange for net cash proceeds of $1,625,613.

         COMMON STOCK ISSUED AS DIVIDENDS
         In October 2002, the Company issued 68,150 shares of common stock for $78,360 of dividends accrued on the Series A.

         COMMON STOCK ISSUED AS EMPLOYEE BONUS
         During the year ended April 30, 2003, the Company issued 11,178 shares of common stock and committed to issue 11,178 shares of common stock to an employee of the Company in lieu of a cash bonus. The shares were valued at $38,899, which approximates the fair value of the shares.

         COMMON STOCK ISSUED IN CASHLESS EXERCISE OF WARRANTS
         In December 2002, warrants to purchase 47,000 shares of common stock were exercised via a cashless exercise, whereby the Company issued 33,909 shares of common stock.

         STOCK SPLITS
         In September 1998 and May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.

         WARRANTS ISSUED AS FINANCING EXPENSE
         In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director (see Note 11).

         WARRANTS ISSUED AS OFFERING COSTS
         In October 2002, the Company issued warrants to purchase 255,536 shares of common stock as offering costs. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in October 2004.

         WARRANTS ISSUED AS OFFERING COSTS
         In October 2002, the Company issued warrants to purchase 269,990 shares of common stock as offering costs. The warrants vest immediately, have an exercise price of $2.50 per share, and expire in October 2005.

         In August 2002, the Company issued warrants to purchase 100,000 shares of common stock as offering costs. The warrants vest immediately, have an exercise price of $0.01, and expire in August 2007. In December 2002, warrants to purchase 16,000 shares of common stock were exercised via a cashless exercise.

         In October 2002, the Company issued warrants to purchase 117,546 shares of common stock as offering costs. The warrants vest immediately, have an exercise price of $1.15 per share, and expire in October 2007. In December 2002, warrants to purchase 15,000 shares of common stock were exercised via a cashless exercise.

         In October 2002, the Company issued warrants to purchase 161,994 shares of common stock as offering costs. The warrants vest immediately, have an exercise price of $1.35 per share, and expire in October 2007. In December 2002, warrants to purchase 16,000 shares of common stock were exercised via a cashless exercise.

         In December  2002,  the  Company  issued  warrants to purchase  110,620 shares of common stock as offering costs. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in December 2004.

         WARRANTS ISSUED FOR SERVICES RENDERED
         In November 2002, the Company entered into a termination agreement with one of its placement agents, whereby the Company issued warrants to purchase 150,000 shares of common stock. The warrants vest immediately, are exercisable at $2.48 per share, and expire on November 26, 2007.
         Any liabilities arising under the original placement agent agreement have been released. In relation to this transaction, the Company recorded consulting expense totaling $390,409 as of April 30, 2003.

         In February 2003, the Company issued warrants to purchase 80,000 shares of common stock to a placement agent. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in February 2006. In relation to this transaction, the Company recorded consulting expense totaling $130,712 as of April 30, 2003.

         In April 2003, the Company issued warrants to purchase 50,000 shares of common stock for services rendered. The warrants vest immediately, have an exercise price of $0.60 per share, and expire in April 2006. In relation to this transaction, the Company recorded consulting expense totaling $18,284 as of April 30, 2003.

         In December 2002, the Company issued warrants to purchase 250,000 shares of common stock for services rendered. The warrants vest immediately, have an exercise price of $2.12 per share, and expire in December 2007. In relation to this transaction, the Company recorded consulting expense totaling $162,792 as of April 30, 2003.

         STOCK OPTIONS ISSUED IN EXCHANGE FOR ACCOUNTS PAYABLE
         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company converted accounts payable due to consultants of $65,000, $0, and $65,000, respectively, into options to purchase 72,726, 0, and 72,726 shares, respectively, of common stock. Of these options, 45,454 are exercisable at $1 per share, vest over a one-year period, and expire in September 2012. The remaining options are exercisable at $2.24 per share, vest over a one-year period, and expire in December 2012.

         STOCK OPTIONS ISSUED FOR SERVICES RENDERED
         In July 2002, the Company issued options to purchase 1,000,000 shares of common stock for services rendered. As of April 30, 2003, options to purchase 500,000 shares of common stock were vested. The options have an exercise price of $1 per share and expire in July 2008. In relation to this transaction, the Company recorded consulting expense totaling $211,390 and prepaid consulting totaling $549,617 as of April 30, 2003.

         In August 2002, the Company issued options to purchase 400,000 shares of common stock for services rendered. The options vest immediately, have an exercise price of $2 per share, and expire in August 2004. In relation to this transaction, the Company recorded consulting expense totaling $140,372 and prepaid consulting totaling $46,791 as of April 30, 2003.

         STOCK OPTIONS ISSUED AS COMPENSATION EXPENSE
         In September  2002, the Company  issued  options to purchase  3,005,038 shares of common stock to the President/Chief Executive Officer/Treasurer/Director in accordance with an employment agreement (see Note 8).

         In February 2003, the Company issued options to purchase 416,717 shares of common stock and was committed to issue options to purchase 40,000 shares of common stock to the Chief Scientist/Chairman of the Board in accordance with an employment agreement (see Note 8). In relation to this transaction, the Company recorded compensation expense totaling $59,373 as of April 30, 2003.

         STOCK OPTIONS - GENERAL
         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended April 30, 2003 and 2002:

                                                                                      2003               2002
                                                                                ---------------    ----------------
                  Net loss
                      As reported                                               $    (5,411,265)   $     (1,389,530)
                      Pro forma                                                 $    (6,602,619)   $     (1,389,530)
                  Basic and diluted loss per common share
                      As reported                                               $         (0.23)   $          (0.08)
                      Pro forma                                                 $         (0.26)   $          (0.08)


         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended April 30, 2003. The Company did not grant any options during the year ended April 30, 2002: dividend yield of 0%, expected volatility of 125%, risk-free interest rate of 2.2%, and expected life of two years. All options granted to employees during the year ended April 30, 2003 had an exercise price less than the stock price on the grant date. The weighted-average fair value of these options was $1.63, and the weighted-average exercise price was $1.19.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         A summary of the Company's outstanding options and activity is as follows:

         STOCK OPTIONS - GENERAL (Continued) The following summarizes the stock option transactions:

                                       Weighted-               Weighted-                 Weighted-
                                       Average     Stock        Average                   Average
                        Stock          Granted    Options       Granted                   Granted
                       Options          Price       Non-         Price       Total          Price
                       EMPLOYEE       PER SHARE   EMPLOYEE      PER SHARE   OPTIONS       PER SHARE
                       --------       ---------   --------      ---------   -------       ---------
Outstanding,
  August 21, 1995
  (inception) to
  April 30, 2001              --      $     --          --      $                 --      $     --
Granted                2,482,011      $   0.13          --      $     --   2,482,011      $   0.13
                       ---------                 ---------            --   ---------

Outstanding,
  April 30, 2002       2,482,011      $   0.13          --      $     --   2,482,011      $   0.13
Granted                3,421,755      $   1.22   1,472,726      $   1.29   4,894,481      $   1.24
Transferred
  from subsidiary         89,410      $   0.16          --      $     --      89,410      $   0.16
Canceled              (2,065,965)     $   1.00          --      $     --   (2,065,965)    $   1.00
                       ---------                 ---------                 ---------

OUTSTANDING,
  APRIL 30, 2003       3,927,211      $   0.63   1,472,726      $   1.29   5,399,937      $   0.81
                       =========                 =========                 =========

EXERCISABLE,
  APRIL 30, 2003       3,927,211      $   0.63     929,546      $   1.44   4,856,757      $   0.78
                       =========                 =========                 =========

         The weighted-average remaining contractual life of the options outstanding at April 30, 2003 was 5.96 years. The exercise prices of the options outstanding at December 31, 2002 ranged from $0.13 to $2.81, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
               PRICES        OUTSTANDING        EXERCISABLE         LIFE          OUTSTANDING       EXERCISABLE
         ------------------  -----------       ---------------  ----------------  -----------      ----------------
         $      0.13 - 0.99        2,571,421         2,571,421        5.52 years  $    0.13        $       0.13
         $      1.00 - 2.81        2,828,516         2,285,336        6.36 years  $    1.42        $       1.53
                             ---------------   ---------------
                                   5,399,937         4,856,757
                             ===============   ===============


         WARRANTS - GENERAL
         The following summarizes the warrant transactions:

                                                                                                           Weighted-
                                                                                                            Average
                                                                                                            Granted
                                                                                    Warrants                 Price
                                                                                  NON-EMPLOYEE            PER SHARE
                                                                                  ------------            ---------
                  Outstanding, August 21, 1995 (inception) to April
                  30, 2002                                                                    -           $       -
                  Granted                                                             1,695,686              $ 1.64
                  Exercised                                                             (47,000)             $ 0.83
                                                                                ---------------

                           OUTSTANDING, APRIL 30, 2003                                1,648,686              $ 1.66
                                                                                ===============

                           EXERCISABLE, APRIL 30, 2003                                1,648,686              $ 1.66
                                                                                ===============

NOTE 10 - INCOME TAXES

          The components of the deferred income tax assets (liabilities) at April 30, 2003 were as follows:

                  Deferred tax assets
                      Compensation                            $      1,018,665
                      Net operating loss carryforwards               2,440,171
                      Interest                                          15,117
                      Other                                                195
                                                              ----------------

                                                                     3,474,148
                  Deferred tax liability
                      State taxes                                     (243,160)
                                                              ----------------

                                                                     3,230,988
                  Valuation allowance                               (3,250,988)
                                                              ----------------

                           TOTAL                              $              -
                                                              ================

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended April 30, 2003 and 2002:

                                              2003               2002
                                        ---------------    ----------------
                  Current
                      Federal           $             -    $              -
                      State                       1,600               1,934
                                        ---------------    ----------------

                                                  1,600               1,934
                                        ---------------    ----------------

                  Deferred
                      Federal                         -                   -
                      State                           -                   -
                                        ---------------    ----------------

                                                      -                   -
                                        ---------------    ----------------

                           TOTAL        $         1,600    $          1,934
                                        ===============    ================

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended April 30, 2003 and 2002 as follows:

                                                                   2003               2002
                                                             ---------------    ----------------
                  Statutory regular federal income tax rate          34.00%              34.00%
                  State taxes                                         5.80                5.74
                  Change in valuation allowance                     (39.09)             (39.77)
                  Other                                              (0.68)              (0.09)
                                                             -------------      --------------

                      TOTAL                                           0.03%              (0.12)%
                                                             ==============     ================


         As of April 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,661,000, which begin expiring in 2023. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 11 - FINANCING EXPENSE - RELATED PARTY

         In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director of the Company. The warrants vest immediately, are exercisable at $1 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/former officer/director of the Company, the Company granted these warrants (see Note 6). Accordingly, the Company recorded financing expense of $223,710 during the year ended April 30, 2002.


NOTE 12 - RELATED PARTY TRANSACTIONS

         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company purchased $4,767, $0, and $4,767, respectively, of property and equipment from a Board member.

         See Notes 6, 7, 8, and 11 for additional related party transactions.

NOTE 13 - SUBSEQUENT EVENTS

         In May 2003, the Board of Directors approved the liquidation and termination of the Company's subsidiary, VWO, Inc., which did not have any assets or transactions during the year ended April 30, 2003.

         In May 2003, the Company received proceeds of $443,482, net of $10,000 in legal fees, from the sale of 1,410,000 shares of its common stock, which was included in subscriptions receivable at April 30, 2003.

         In May 2003, the holders of all of the Series A surrendered and exchanged their shares for 2,191,874 shares of the Company's common stock valued at $0.45 per share. The number of shares received included 62,562 penalty shares of common stock for late registration of the common stock. In addition, the Company issued 91,526 shares of common stock to certain shareholders who invested in a private placement, dated October 29, 2002, to compensate them for the late registration of the common stock.

         In May 2003, the Board of Directors approved the formation of the 2003 Stock Incentive Plan and reserved 2,000,000 shares of authorized and unissued shares of common stock for such plan. Under the plan, the Board of Directors also approved the issuance of options to purchase 490,000 shares of common stock to various directors and employees of the Company at an exercise price of $0.75 per share and options to purchase 200,000 shares of common stock to consultants of the Company at an exercise price of $0.50 per share. The plan and the grants are subject to approval by the Company's shareholders at the next annual meeting in October 2003.

         In May 2003, the Company issued warrants to purchase 150,000 shares of common stock at $0.45 per share to consultants for services rendered.

         In May 2003, the Company issued 45,000 shares of common stock to a consultant for services rendered totaling $15,000.

         In May and June 2003, the Company entered into notes payable agreements for $244,000 with its legal counsel in exchange for services rendered. The notes payable are unsecured, bear interest at 10% per annum, are convertible into shares of common stock at $1 for every dollar outstanding, subject to certain adjustments, and mature in September 2003 unless converted. In June 2003, the Company issued 300,000 shares of common stock to its legal counsel as payment for $100,000 of these notes payable.

         In two private sales in June 2003, the Company sold 600,000 shares of its common stock and raised $200,000.

         In July 2003, the Company entered into a new lease agreement with one of the Company's directors for a test site in Irvine, California. Under the terms of the contract, the Company may use the test site from July 1, 2003 to December 31, 2003 for monthly payments of $1,200.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The dismissal of Manning Elliot, Chartered Accountants, and the hiring of Singer Lewak Greenbaum and Goldstein LLP by the Board of HiEnergy was previously reported in a Form 8-K, as amended, dated April 25, 2002 and filed on May 10, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of HiEnergy Technologies and their ages, positions, business experience and education as of the date of this Form 10-KSB are as follows:

           NAME             AGE                            POSITION
--------------------------------------------------------------------------------
Dr. Bogdan C.  Maglich     75   Chairman  of the  Board,
                                Chief Executive  Officer,  President,  Treasurer
                                and Chief Scientific Officer
--------------------------------------------------------------------------------
David R. Baker             71   Director
--------------------------------------------------------------------------------
Robert Drysdale            58   Director
--------------------------------------------------------------------------------
Bruce Del Mar              90   Director
--------------------------------------------------------------------------------
Harb S. Al Zuhair          65   Director
--------------------------------------------------------------------------------

Dr. Bogdan Maglich, and Mr. Harb Al Zuhair were appointed to the board of directors on April 25, 2002. In February 2003, Mr. David Baker was appointed to the board of directors. In March 2003 Mr. Robert Drysdale and Mr. Bruce Del Mar were appointed to the board of directors.


All of the above  named  directors  are divided  into three  classes as follows:
Class I consists of David Baker, Robert Drysdale and Bruce Del Mar; Class II consists of Harb Al Zuhair; and Class III consists of Dr. Bogdan Maglich. The three classes have staggered terms of one, two and three years, respectively. All directors hold office until their respective successors are elected or until their earlier death, resignation or removal. Each officer of HiEnergy Technologies serves at the discretion of the board of directors. There are no family relationships between or among any of our directors or executive officers.


The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of our directors and executive officers has been furnished to us by each director and executive officer.


DR. BOGDAN C. MAGLICH. As HiEnergy Technologies' Chairman and Chief Scientific Officer, Dr. Maglich has primary responsibility for technology strategy, technology development and technical proposal development. Dr. Maglich is a respected scientist in his field. He received the White House Citation from President John F. Kennedy and was named an honorary citizen in Switzerland by the President of the Swiss Confederation for his discovery of the omega meson. In addition to his research discoveries and inventions in particle physics, instrumentation, and detection devices, Dr. Maglich has played a role in reducing weapons in areas such as Yugoslavia and Russia and working on safety measures for Soviet reactors in Europe. Currently, Dr. Maglich is involved in the development and testing of three detectors based on his stoichiometric technology.


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


DAVID R. BAKER. Mr. Baker has been an attorney for over 45 years and is currently Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham, Alabama and New York City, and from October, 1993 a Retired

Partner of Jones, Day, Reavis & Pogue from its New York City office. Prior to joining Haskell Slaughter Young & Rediker, LLC Mr. Baker was a partner in Baker, Johnston & Wilson LLP, Birmingham and New York City, from October 1998 and had been a sole practitioner in New York from February through September 1998. Mr. Baker is a graduate of Harvard Law School. He is a member of the Alabama and New York State Bar Associations, and the American and Alabama Law Institutes, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association's principal representative in New York to the United Nations. In addition, he serves as Chairman of the New York Legislative Service, and is a Life Trustee of Birmingham-Southern College.


ROBERT H. DRYSDALE. Mr. Drysdale is an experienced financial executive with over 30 years of experience in the financial markets. He currently serves as Senior Vice President and Branch Manager of Gilford Securities Incorporated, a full-service, national investment firm. Previously, Mr. Drysdale served as President and Chief Executive Officer of PNC Securities Inc., Pittsburg, PA, as well as President of Tucker Anthony Inc., New York, and First Vice President of Blyth, Eastman, Dillion, New York. He is the former Chairman of the Municipal Securities Rulemaking Board. Mr. Drysdale holds a B.S. from the University of Southern California.


BRUCE E. DEL MAR. Mr. Del Mar is a prominent inventor and entrepreneur who holds more than 35 patents for a diverse range of aerospace weapons training, medical instrumentation and compact disc products. Among his many accomplishments, Mr. Del Mar was a major inventor of airplane pressure cabin systems as Head of Special Projects for Douglas Aircraft. He subsequently formed his own company, Del Mar Engineering Laboratories, now Del Mar Avionics, and Del Mar Medical Systems. Del Mar Avionics designs, develops, manufactures and markets precision load-positioning systems, multi-media presentation systems and aerospace electronics. Del Mar Medical specializes in the design, manufacture and distribution of Holter monitoring devices, which collect ambulatory heart electrocardiograph data. Mr. Del Mar holds a B.S., Mechanical and Aeronautical Engineering, from the University of California, Berkeley.


HARB S. AL ZUHAIR. Born on July 4, 1938, Mr. Al Zuhair received his primary education in Beirut and obtained a degree in civil engineering from the Portsmouth College of Technology, U.K. in 1961. In 1971, he established Electronics Equipment Marketing Co. as a division of SADCO, a company run by his family. Electronics Equipment Marketing Co. is one of the leading high-tech companies in Saudi Arabia. Presently Mr. Al Zuhair wholly owns or has investments in a variety of businesses, among them: construction, industrial, banking, mining, aviation and trading companies. Mr. Al Zuhair is also serving as chairman, member of the board of directors and founding member of various companies in the Saudi Kingdom and abroad.


The following person is a key administrative employee of ours:


IOANA C. NICODIN. As HiEnergy Technologies' Corporate Secretary, Ms. Nicodin is responsible for maintaining the company's corporate records as well as managing investor relations and public relations for the company. Ms. Nicodin graduated with a Bachelor of Arts from the University of California, Irvine. She worked in public relations for Brice & Associates, Marketing Communications, and thereafter in marketing for Solomon Smith Barney. Ms. Nicodin served as Assistant Corporate Secretary of HiEnergy Technologies from November of 2001 until March of 2003, when she was appointed HiEnergy's Corporate Secretary. Ms. Nicodin is fluent in both English and Romanian and is a proficient French speaker.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of our common stock to file with the Securities Exchange Commission and HiEnergy Technologies reports on Forms 4 and Forms 5 reflecting transactions affecting beneficial ownership. Based solely upon our review of the copies of such forms received by us, we believe that, during fiscal year ended April 30, 2003, all persons complied with such filing requirements except that Dr. Bogdan Maglich, Mr. Gregory Gilbert, Mr. Harb Al Zuhair, Mr. Richard Alden, Mr. Edward Finch and Ms. Levy each did not timely file a Form 3 reporting their initial beneficial ownership. We have received a written representation from each of our directors and executive officers that no Forms 5 are required for the fiscal year ended April 30, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation that we have paid to our Named Executive Officers for the three fiscal years ended April 30, 2003, 2002 and 2001. With the exception of Dr. Maglich, no executive officers received more than $100,000 in annual salary and bonus during the fiscal year ended April 30, 2003. We do not currently have a long-term compensation plan and do not grant any long-term compensation to our executive officers. No other compensation was granted for the periods covered.

----------------------------------------------------------------------------------------------------------------------------------

                                                      SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                     Annual Compensation                                      Long-Term Compensation
                           --------------------------------------                -------------------------------------------------
                                                                Other                           Securities                All
                                                                Annual           Restricted     Under-                    Other
Name and                Fiscal                                  Compen-          Stock          lying            LTIP     Compen-
Principal               Year     Salary         Bonus           sation           Award(s)       Options/         Payouts  sation
Position                Ended    ($)            ($)             ($)              ($)            SARs (#)         ($)      ($)
----------------------------------------------------------------------------------------------------------------------------------
BOGDAN                  2003     $157,713       $50,000         $47,401          -0-            456,717          -0-      -0-
MAGLICH                 2002     $80,734        $50,000         $24,952          $196,148       2,482,011        -0-      -0-
CHAIRMAN, CHIEF         2001     $20,140        -0-             $26,666          $25,000        -0-              -0-      -0-
EXECUTIVE OFFICER,
PRESIDENT, TREASURER
AND CHIEF SCIENTIFIC
OFFICER (1)
----------------------------------------------------------------------------------------------------------------------------------
THOMAS                  2003     $79,350        -0-             -0-              -0-            939,073
PASCOE                  2002     -0-            -0-             -0-              -0-            -0-              -0-      -0-
FORMER CEO
and President
----------------------------------------------------------------------------------------------------------------------------------
BARRY                   2003     -0-            -0-             $25,000          -0-            -0-              -0-      -0-
ALTER                   2002     -0-            -0-             -0-              -0-            -0-              -0-      -0-
Former CEO
and President
----------------------------------------------------------------------------------------------------------------------------------

(1) Dr. Maglich served as Chairman and Chief Scientific Officer of HiEnergy Microdevices during the three fiscal years covered. He was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies on April 25, 2002. Dr. Maglich was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 2003. The Other Annual Compensation amounts paid to Dr. Maglich consisted of the following personal expense reimbursements:

EXPENSE CATEGORY:            FISCAL YEAR ENDED 2003       FISCAL YEAR ENDED 2002     FISCAL YEAR ENDED 2001
-----------------            ----------------------       ----------------------     ----------------------
Auto Lease                             $17,500                     $6,705                     $15,745
Auto Insurance                         $1,144                      $1,438                      $2,017
Auto Expenses (other)                     -                         $500                        $471
Home Rent                                 -                       $13,750                      $6,500
Medical Insurance                      $28,757                     $2,559                      $1,933
TOTAL                                  $47,401                    $24,952                     $26.666


Dr. Maglich also received compensation in the form of shares of restricted common stock of HiEnergy Microdevices as follows: 196,149 shares with an estimated value of $196,149 during the fiscal year ended April 30, 2002; 35,000 shares with an estimated value of $25,000 during the fiscal year ended April 30, 2001; and 51,500 shares with an estimated value of $41,300 during the fiscal year ended April 30, 2000. These shares were subsequently converted by Dr. Maglich into shares of HiEnergy Technologies common stock through participation in the voluntary share exchange transaction with HiEnergy Technologies. In connection with the renegotiation of Dr. Maglich's employment agreement with HiEnergy Microdevices, he received a signing bonus in the form of a $100,000 promissory note subject to HiEnergy Technologies meeting specific financing goals. Dr. Maglich received $50,000 of the signing bonus upon receipt by HiEnergy Technologies of $1,000,000 raised through equity financing during April, 2002. Since we have raised over $1,000,000 through private placement offerings that closed in October 2002, we paid him the remaining $50,000 in February 2003.

                                  OPTION GRANTS

The following table sets forth information with respect to stock options granted to each Named Executive Officer during our most recent fiscal year ended April 30, 2003. We have never granted any stock appreciation rights.

-----------------------------------------------------------------------------------------------------------------------
                                        Number of        Percent of Total
                                        Securities       Options/SARs           Exercise or Base
                                        Underlying       Granted to             Price
                                        Options/SARs     Employees in           ($/Share)
Name                                    Granted          Fiscal Year                            Expiration Date
-----------------------------------------------------------------------------------------------------------------------
BOGDAN                                  456,717 (1)      31%                    $2.81           February 11, 2008
MAGLICH
Chairman, Chief
Executive Officer, President,
Treasurer and Chief
Scientific Officer
-----------------------------------------------------------------------------------------------------------------------
THOMAS
PASCOE
Former CEO
and President                           939,073 (2)      63%                    $1.00            June 6, 2003


(1)  Option  was  granted  on  February  11,  2003  and  was   fully-vested  and
     exercisable on the date of grant.

(2) All of these options have expired unexercised as of the date of this annual report.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to fiscal year-ended April 30, 2003 option values. No stock options were exercised by our Named Executive Officers during the fiscal year ended April 30, 2003.


                                                                                                                Value of
                                                                                   Number of                    Unexercised
                                                                                   Unexercised                  in-the-money
                                                                                   options/SARs at              options/SARs at
                                        Shares                                     fiscal year-end (#)          fiscal year-end ($)
                                        acquired on             Value Realized     exercisable /                exercisable /
Name                                    on exercise (#)         ($)                unexercisable                unexercisable (1)
-----------------------------------------------------------------------------------------------------------------------------------
BOGDAN                                  --                      --                 2,898,728                    $481,188
MAGLICH
Chairman, Chief
Executive Officer, President
Treasurer and Chief
Scientific Officer
-----------------------------------------------------------------------------------------------------------------------------------
THOMAS
PASCOE
Former CEO
and President                           -0-                     -0-                939,073/0                    $0
-----------------------------------------------------------------------------------------------------------------------------------
BARRY ALTER
Former CEO
and President                           -0-                     -0-                0/0                          $0
-----------------------------------------------------------------------------------------------------------------------------------


(1) The value of Dr. Maglich's options has been calculated based on the difference between the closing price of our stock on the OTC Bulletin Board(R) on April 30, 2003 ($0.30 per share) and the exercise prices of his stock options ($0.134 per share and $2.81 per share).

COMPENSATION OF DIRECTORS

The Board recently approved a plan to grant each Director 2,000 shares of common stock or stock options for each meeting attended and the Directors were each granted stock options in varying amounts for their services. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of HiEnergy Technologies.

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

EMPLOYMENT CONTRACTS

In March 2002, HiEnergy Microdevices entered into an employment agreement with Dr. Maglich, its Chairman and Chief Scientist. On July 16, 2002, the employment agreement was assigned by HiEnergy Microdevices to HiEnergy Technologies pursuant to an Assignment and Assumption Agreement approved by the Boards of Directors of HiEnergy Technologies and HiEnergy Microdevices at meetings held on July 16, 2002 and executed by HiEnergy Microdevices, HiEnergy Technologies and Dr. Maglich. The material terms of the employment agreement are summarized in the footnotes to our Consolidated Financial Statements, Note 8.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

---------------------------------------------------------------------------------------------------------------
                                                                                                  PERCENT OF
NAME OF BENEFICIAL OWNER                                                         NUMBER OF SHARES OUTSTANDING
---------------------------------------------------------------------------------------------------------------
Dr. Bogdan C. Maglich, Chairman of the Board, Chief Executive                      11,216,772(1)      35.4%
Officer, President, Treasurer and Chief Scientific Officer
---------------------------------------------------------------------------------------------------------------
Harb S. Al Zuhair, Director                                                           930,422(2)       3.2%
---------------------------------------------------------------------------------------------------------------
Robert H. Drysdale, Director                                                           32,000(4)          *
---------------------------------------------------------------------------------------------------------------
David R. Baker, Director                                                              514,967(3)       1.8%
---------------------------------------------------------------------------------------------------------------
Bruce E. Del Mar, Director                                                             32,000(5)         *
---------------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP
(5 Persons)                                                                        12,726,161(6)      39.8%
---------------------------------------------------------------------------------------------------------------


* Less than 1%.


(1) Includes 2,245,708 shares owned directly by Dr. Maglich, 1,236,735 shares owned by Advanced Projects Group, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder, 3,295,601 shares owned by Maglich Family Holdings, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder, and 1,500,000 shares owned by Maglich Innovations Fund Inc., a Delaware corporation, of which Dr. Maglich is sole director, officer and direct or indirect stockholder. Dr. Maglich disclaims beneficial ownership of the stock held by Maglich Family Holdings, Inc. and Advanced Projects Group, Inc. beyond his pecuniary interest. Also includes 2,898,728 shares of common stock issuable upon the exercise of currently exercisable stock options.

(2) Includes 17,882 shares of common stock issuable upon the exchange of 800 shares of HiEnergy Microdevices common stock held by Mr. Al Zuhair. The 800 shares of HiEnergy Microdevices common stock are subject to payment of a promissory note in the amount of $3.50 per share, or a total of $2,800. Includes 100,000 shares of common stock issuable upon the exercise of currently exercisable stock options. Also includes 2,000 shares of common stock or stock options as Director's compensation as approved by the Board.

(3) Includes 205,307 shares of common stock owned directly by Mr. Baker, 60,710 shares of common stock owned by BJW Investments, LLC, an Alabama limited liability company, of which Mr. Baker is a member, 152,245 of the shares owned by Advanced Projects Group, a Delaware corporation, attributable to Mr. Baker as a stockholder, shares of HiEnergy Microdevices common stock that are exchangeable into 44,705 shares of our common stock, and 50,000 shares of common stock issuable upon the exercise of currently exercisable stock options. Also includes 2,000 shares of common stock or stock options as Director's compensation as approved by the Board. Mr. Baker disclaims beneficial ownership of the stock held by BJW Investments, LLC or Advanced Projects Group beyond his pecuniary interest.

(4) Includes 30,000 shares of common stock issuable upon the exercise of currently exercisable stock options. Also includes 2,000 shares of common stock or stock options as Director's compensation as approved by the Board.

(5) Includes 30,000 shares of common stock issuable upon the exercise of currently exercisable stock options. Also includes 2,000 shares of common stock or stock options as Director's compensation as approved by the Board.


(6) The number of shares beneficially owned takes into account the details set forth in the preceding footnotes.

The number of shares of common stock outstanding used in calculating the percentages was 28,819,464, the number of shares of common stock outstanding as of July 22, 2003. The beneficial ownership for each listed person includes those shares of common stock underlying options held by such persons on the date of this annual report that are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange
Commission and includes voting or investment power with respect to the securities.


The amounts reflected above are based upon information provided to us and in filings with the Securities and Exchange Commission. To our knowledge, the table sets forth information about beneficial ownership information for (i) each person known by us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.


Unless otherwise indicated, the address for those listed above is c/o HiEnergy Technologies, Inc., 1601 Alton Parkway, Unit B, Irvine, California 92606. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

CHANGE IN CONTROL

We are not aware of any arrangement that would upset the control mechanisms currently in place over HiEnergy Technologies. Although it is conceivable that a third party could attempt a hostile takeover of HiEnergy Technologies, we have not received notice of any such effort.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of April 30, 2003 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

     o    all compensation plans previously approved by security holders; and

     o    all compensation plans not previously approved by security holders.

--------------------------------------------------------- ---------------------------- --------------------------------------
                             (a)                          (b)                       (c)
------------------------------- ---------------------------- ---------------------------- -----------------------------------
Plan Category                Number of securities to be   Weighted-average exercise  Number of securities
                             issued upon exercise of      price of outstanding       remaining available for
                             outstanding options,         options, warrants and      future issuance under
                             warrants and rights          rights                     equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a))
------------------------------- ---------------------------- ---------------------------- -----------------------------------
Equity compensation plans
approved by security holders   2,482,011                   $0.134                               0 (1)
------------------------------- ---------------------------- ---------------------------- -----------------------------------
Total equity compensation
plans not approved by          2,708,853                   $1.01                        1,310,000 (2), (3), (4), (5), (6)
security holders
------------------------------- ---------------------------- ---------------------------- -----------------------------------
Total                          5,190,864                   $0.59                        1,310,000 (7)
------------------------------- ---------------------------- ---------------------------- -----------------------------------


(1) On April 24, 2002, the Board of Directors of HiEnergy Technologies approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 2,482,011 shares of HiEnergy Technologies common stock with an exercise price of $0.134 and a term that ends on November 30, 2008. The stock option was granted pursuant to the reverse takeover of HiEnergy Microdevices by SLW and Dr. Maglich's agreement to cancel a HiEnergy Microdevices' stock option to purchase 111,040 shares of HiEnergy Microdevices common stock with an exercise price of $3.00 and a term that would have ended on November 30, 2008. The number of shares and exercise price for the HiEnergy Technologies stock option was determined by using the same exchange rate as that used in the voluntary share exchange transaction, or 22.3524 shares of HiEnergy Technologies common stock for each share of HiEnergy Microdevices. The shareholders of HiEnergy Technologies ratified and approved the grant of the stock option at the Annual Meeting of Stockholders which took place on October 10, 2002.

(2) The employment agreement between Dr. Maglich and HiEnergy Technologies contemplates the issuance of the following stock options to Dr. Maglich annually through the term of the employment agreement, or until December 31, 2006: options to purchase one percent per year of HiEnergy Technologies' common stock issued and outstanding at the end of each year with an exercise price equal to the average trading price for the preceding thirty days and with terms of five years. In no case, without permission of Dr. Maglich, may the number of options granted him in a given year be less than ten percent of the total number of options granted by HiEnergy Technologies for services in that year. That could result for instance in annual issuances of options to acquire about 300,000 shares, at today's capitalization, or more if the Company grants more than 3,000,000 options in one year. That number of shares may increase dramatically year to year or over the course of the next three years.

(3) Pursuant to the foregoing (see footnote (2)), on February 11, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 416,717 shares of HiEnergy Technologies common stock with an exercise price of $2.81 and a term that ends on February 11, 2008, pursuant to his employment agreement with the Company. On June 26, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved (due to an error in the calculation of the grant approved by the Board on February 11, 2003) the issuance and grant of an incidental non-qualified stock option to Dr. Maglich to purchase an additional 40,000 shares of HiEnergy Technologies common stock with an exercise price of $2.81 and a term that ends on June 26, 2008.

(4) On May 5, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved a qualified stock option plan to incentivize employees, officers, directors and service providers of the Corporation. The HiEnergy Technologies 2003 Stock Incentive Plan (the "Plan") was approved the Board decided to reserve 700,000 shares of its authorized and unissued Common Stock for future issuance under the Plan. On May 28, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved an increase in the amount of the reserve of shares to be issued under the Plan to 2,000,000 shares of authorized and unissued Common Stock. The Board has recommended that the shareholders of HiEnergy Technologies adopt the Plan at the next annual meeting of stockholders.

(5) On May 16,  2003 the  Board of  Directors  of  HiEnergy  Technologies,  Inc.
approved the issuance and grant of incentive stock options and non-qualified stock options under the Plan to employees and consultants of the Corporation to purchase 400,000 shares of HiEnergy Technologies common stock with an exercise price of $0.75 and a term that ends on May 16, 2009. On June 26, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved the issuance and grant of incentive stock options to employees of the Corporation to purchase 90,000 shares of HiEnergy Technologies common stock with an exercise price of $0.75 and a term that ends on June 26, 2009. On July 16, 2003 Board of Directors of
HiEnergy Technologies, Inc. approved the issuance and grant of non-qualified stock options to consultants of the Corporation to purchase 200,000 shares of HiEnergy Technologies common stock with an exercise price of $0.50 and a term that ends on July 16, 2009.

(6) In July 2002, we issued and granted a non-qualified stock option to Isaac Yeffet to purchase up to 1,000,000 shares of our common stock with an exercise price of $1.00 per share. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant, Inc., of which Mr. Yeffet is the sole principal, and HiEnergy Technologies. One half of the shares are exercisable immediately and the other half are exercisable beginning one year after our MiniSenzor product is operational and ready to be shown for approval to appropriate authorities. The stock option agreement was amended and restated in September 2002 to add a cashless exercise provision. In August 2002, we issued a stock option to Primoris Group Inc. to purchase 400,000 shares of common stock at $2.00 per share with a term of 5 years in connection with a consulting agreement. Primoris Group Inc. provided investor relations services to us. In September 2002, as an accommodation to adjust amounts owing to QED Law Group, P.L.L.C., we issued stock options to Shea Wilson and Derek Woolston to purchase an aggregate of 45,454 shares of common stock at $1.00 per share. September 25, 2002 was the third trading day following our filing of a report on Form 10-QSB for the quarterly period ended July 31, 2002.

(7) The preceding footnotes all affect this total.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to HiEnergy Technologies than could be obtained from unaffiliated parties and are reasonably expected to benefit HiEnergy Technologies.

On February 7, 2003, we repaid to Dr. Bogdan C. Maglich approximately $50,000 of the approximately $145,000 of our notes payable to related parties that were outstanding on January 31, 2003. The remaining unpaid balance of approximately $45,000 owed to James Fail and $40,000 is owed to Stone Capital Inc.. Both notes are in default and due on demand. Mr. Fail is a shareholder in HiEnergy and is President of Stone Capital Inc.

As discussed in the section entitled "Legal Proceedings", on January 15, 2003, we executed a settlement agreement with Keith Cowan, a former executive officer of HiEnergy Microdevices, that gave us a maximum cash exposure of $175,000. The settlement agreement provided that we would pay Mr. Cowan $50,000 in the beginning. In addition, Mr. Cowan received 80,000 shares of restricted HiEnergy Technologies common stock, with registration rights that provided Mr. Cowan with the option of tendering the 80,000 shares to HiEnergy Technologies for an additional payment of $125,000 in cash if the shares were not registered on or before April 1, 2003. As of April 1, 2003, the shares had not been registered and Mr. Cowan subsequently tendered the 80,000 shares to the Company and received a payment of $125,000.

On September 30, 2002, we relocated our offices to 1601 Alton Parkway, Unit B, Irvine, California, 92606 and entered into a 3 year lease with Del Mar Avionics for approximately 6,600 square feet at a monthly lease rate of $8,000. Thereafter, in March 2003, Mr. Bruce Del Mar was appointed as a member of our Board of Directors. Mr. Del Mar is the controlling shareholder of Del Mar
Avionics. We also lease an adjacent out door test site from Del Mar Avionics for $1,200 per month.

LOANS FROM EXECUTIVE OFFICERS AND DIRECTORS

During the fiscal years ended April 30, 2003 and 2002, HiEnergy Technologies incurred the following material notes payable to current and former officers and directors that involved amounts in excess of $60,000:

     o HiEnergy Microdevices had unsecured notes totaling $59,083 payable to Dr. Maglich for past due employment compensation with interest payable at 6% per annum, maturing in December 2002. During the fiscal year ended April 30, 2003, the notes were paid in full.

     o HiEnergy Technologies had an unsecured note totaling $100,000 payable to Dr. Maglich as a signing bonus pursuant to his employment agreement. The amount is non-interest-bearing, $50,000 payable upon receipt of $1,000,000 or more from any source, and $50,000 payable upon revenue in excess of $500,000 or $1,000,000 of additional funds from any source. During the fiscal year ended April 30, 2003, $100,000 was paid to Dr. Maglich by HiEnergy Technologies..

     o During March and April, 2002, Rheal Cote, a former director of HiEnergy Technologies, made several non-interest-bearing loans to HiEnergy Microdevices totaling $150,000. During the fiscal year ended April 30, 2003, the notes were paid in full. In consideration for paying the notes late, in May 2002, we issued to Mr. Cote a warrant to purchase 150,000 shares of our common stock at an exercise price of $1.00 with a three year term.

     o HiEnergy Microdevices had an unsecured note payable to a former officer for $150,000 payable upon demand as of April 30, 2002. The full amount was paid in January 2003.

We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the heading "Executive Compensation."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

THE EXHIBIT INDEX IMMEDIATELY FOLLOWING THE SIGNATURE PAGE OF THIS REPORT IS HEREBY INCORPORATED HEREIN BY REFERENCE.

REPORTS ON FORM 8-K

On June 20, 2003, we filed a report on Form 8-K dated June 20, 2003. The report disclosed under Item 9 that we had engaged a German-based business & financial consultant, that we had engaged a German investor relations firm, and that our stock was listed on the Berlin Stock Exchange.

On June 11, 2003, we filed a report on Form 8-K dated June 10, 2003. The report disclosed under Item 5 that HiEnergy's $200,000 contract with the Navy had not been granted on financial grounds, that HiEnergy's device scored 100% in tests of explosive detection through steel, and that we were initiating a 'carbomb finder' counter-terrorism product.

On May 19, 2003, we filed a report on Form 8-K dated May 16, 2003. The report disclosed under Item 5 the results of our exchange offer to the holders of our Series A Convertible Preferred Stock.

On May 12, 2003, we filed a report on Form 8-K dated May 9, 2003. The report disclosed under Item 5 that we had initiated an exchange offer on May 9, 2003 for the purpose of retiring our Series A Preferred Stock.

On April 25, 2003, we filed a report on Form 8-K dated April 23, 2003. The report disclosed under Item 5 that we filed an amendment no. 2 to our Registration Statement on Form SB-2 on April 22, 2003, and that the Registration Statement became effective at 10:00 a.m. Eastern Time on Wednesday, April 23.

On April 7, 2003, we filed a report on Form 8-K/A dated March 28, 2003. The report disclosed under Item 9 changes in the terms of our proposed private offering to qualified institutional buyers.

On March 28, 2003, we filed a report on Form 8-K dated March 28, 2003. The report disclosed under Item 9 that Dr. Bogdan Castle Maglich would give a speech in which he would discuss our technology at a private luncheon at The New York Yacht Club on March 28, and also disclosing our proposed private offering to qualified institutional buyers.

On March 14, 2003, we filed a report on Form 8-K dated February 27, 2003. The report disclosed under Item 5 that we had appointed David R. Baker to our Board of Directors, and that Dr. Maglich has been elected Chief Executive Officer on an interim basis. The report also disclosed the results of an internal investigation concerning rumors regarding certain stockholders and their relationship to a person who has previously been involved in stock manipulation schemes.

ITEM 14. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report, our Chief Executive Officer and Treasurer has concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiary, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended April 30, 2003, we incurred audit and review services of $116,110, tax preparation services of $17,472 and other services of $4,653. All of the services were provided by Singer Lewak Greenbaum & Goldstein LLP. Singer Lewak Greenbaum & Goldstein LLP has not performed any other services for the Company not expressly mentioned above. During the fiscal year ended April 30, 2002, we were not a public company until April 25, 2002 and all audit and tax preparation services were incurred in the year ended April 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HIENERGY TECHNOLOGIES, INC.



                           By: /S/  BOGDAN C. MAGLICH
                               ----------------------------------------
                               Dr. Bogdan C. Maglich
                               CEO, President and Director

                           Date: AUGUST 1, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   By: /S/  BOGDAN C. MAGLICH                              Date: 8/1/03
       -------------------------------------------------         ------
       Dr. Bogdan C. Maglich
       Chairman of the Board, CEO, President, Treasurer
       and Chief Scientific  Officer



   By: /S/  DAVID R. BAKER                                 Date: 8/1/03
       -------------------------------------------------         ------
       David R. Baker
       Director



   By: /S/  HARB S. AL ZUHAIR                              Date: 8/1/03
       ----------------------------------------                  ------
       Harb S. Al Zuhair
       Director



   By: /S/  ROBERT H. DRYSDALE                             Date: 8/1/03
       ----------------------------------------                  ------
       Robert Drysdale
       Director

   By: /S/  BRUCE E. DEL MAR                               Date: 8/1/03
       -------------------------------                           ------
       Bruce Del Mar
       Director

EXHIBIT
NUMBER        DESCRIPTION
--------------------------------------------------------------------------------
2.1(1)       Voluntary  Share  Exchange   Agreement  by  and  between   HiEnergy
             Technologies, Inc. and HiEnergy Microdevices, Inc. dated March 22, 2002

2.2(5)       Agreement  and Plan of Merger dated October 18, 2002 by and between
             the   Registrant   and  its  wholly  owned   subsidiary,   HiEnergy
             Technologies, Inc., a Delaware corporation

3.1(2)       Articles of Incorporation filed on March 20, 2000

3.1(4) Articles of Amendment (adding Series A Convertible Preferred Stock) filed on September 9, 2002

3.1(5)       Certificate of Incorporation filed on October 17, 2002

3.2(3) Articles of Amendment (Changing the name of the corporation) filed on April 30, 2002

3.2(5)       Bylaws adopted on October 18, 2002

3.3(3)       Amended and Restated Bylaws

4.1(1)       Specimen Common Stock Certificate of HiEnergy Technologies, Inc.

4.1(4) Designation of Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Exhibit 3.1)

4.1(5)       Specimen Common Stock Certificate

4.2(1)       Form of Registration Rights Agreement

4.2(5)       Specimen Series A Convertible Preferred Stock Certificate

4.3(1)       Form of Amendment No. 1 to Registration Rights Agreement

4.4(3) Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002

4.4(5) Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock investor

4.5(5) Registration Rights Agreement dated July 12, 2002 between the Registrant and Isaac Yeffet

4.6(5) Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

4.7(5) Form of Registration Rights Agreement dated October 7, 2002 between the Registrant and the Series A Convertible Preferred Stock investors

4.8(5) Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to each Series A Convertible Preferred Stock investor

4.9(5) Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement Common Stock Investor

4.10(5) Form of Warrant Certificate issued by the Registrant to each October 2002 Private Placement Common Stock investor

10.1(2)      Vitamineralherb.com License Agreement

10.1(5) Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics

10.2(2)      Assignment of Vitamineralherb.com License Agreement

10.3(3) Lease Agreement between HiEnergy Microdevices, Inc. and TESLAco dated December 13, 1996

10.3(4)      Stock   Option   Agreement   between   Isaac  Yeffet  and  HiEnergy
             Technologies, Inc. dated July 12, 2002

10.4(4) Letter Agreement between H.C. Wainwright & Co., Inc. and HiEnergy Technologies, Inc. dated August 8, 2002

10.4(3) Award Contract between HiEnergy Microdevices, Inc. and the U.S. Department of Defense dated February 12, 2002

10.5(3) Employment Agreement between HiEnergy Microdevices, Inc. and Dr. Bogdan C. Maglich dated March 6, 2002

10.6(3) Assignment and Assumption of Employment Agreement between HiEnergy Technologies, Inc., HiEnergy Microdevices, Inc. and Dr. Bogdan C. Maglich dated July 16, 2002.

10.7(3) Stock Option Agreement between Dr. Bogdan C. Maglich and HiEnergy Technologies, Inc. effective April 24, 2002

10.8(3) Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy Technologies, Inc. dated July 12, 2002

10.9(5) Amended and Restated Nonqualified Stock Option dated July 12, 2002 issued by the Registrant to Isaac Yeffet

10.11(5) Consulting Agreement dated August 1, 2002 between the Registrant and Primoris Group Inc.

10.12(5) Amendment No. 1 to the Consulting Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

10.13(5) Nonqualified Stock Option (Warrant) dated August 1, 2002 issued by the Registrant to Primoris Group Inc.

10.15(5)     Letter  Employment   Agreement  dated  February  26,  2002  between
             HiEnergy Microdevices, Inc. and Michal Levy

10.16(5)     Assignment,  Assumption and Amendment of Employment Agreement dated
             September   17,  2002  by  and  among  the   Registrant,   HiEnergy
             Microdevices, Inc. and Michal Levy

10.17(5) Nonqualified Stock Option dated September 17, 2002 issued by the Registrant to Michal Levy

10.17(6) Form of Warrant Certificate dated August 11, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.18(5) Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Chapin E. Wilson

10.18(6) Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.19(6) Form of Warrant Certificate dated October 31, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.19(5) Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Derek W. Woolston

10.20(5)     Employment   Agreement   dated   September  25,  2002  between  the
             Registrant and Tom Pascoe

10.21(5) Nonqualified Stock Option effective September 25, 2002 issued by the Registrant to Tom Pascoe

10.22(5) Form of Series A Convertible Preferred Stock Purchase Agreement dated October 7, 2002 between the Registrant and the investors named therein

10.23(5)     Consulting   Agreement   dated   September  25,  2002  between  the
             Registrant and Barry Alter*

10.24(5) Form of Subscription Agreement between the Registrant and each April 2002 Private Placement Common Stock investor

10.25(5) Form of Subscription Agreement between the Registrant and each October 2002 Private Placement Common Stock investor

10.26(7) Warrant Certificate dated December 9, 2002 issued by the Registrant to Wolfe Axelrod Weinberger Associates LLC

10.29(7) Termination Agreement dated November 27, 2002 between HiEnergy Technologies, Inc. and H.C. Wainwright & Co., Inc.

10.30(7) Termination Agreement dated December 2, 2002 between HiEnergy Technologies, Inc. and Wolfe Axelrod Weinberger Associates LLC

10.31(7) Form of Warrant Certificate dated December 9, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns

10.32(7) Placement Agent Agreement dated December 16, 2002 between HiEnergy Technologies, Inc. and Seabury Transportation Advisors LLC

10.33(7) Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Chapin E. Wilson

10.34(7) Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Derek W. Woolston

10.35(7) Settlement Agreement dated January 15, 2003 between HiEnergy Technologies, Inc. and Keith Cowan

10.36(7)     Settlement   Agreement  dated  February  14,  2003  among  HiEnergy
             Technologies,   Inc.,  Columbus  Group/cFour  Partners,  Robert  W.
             Bellano and Shaun Corrales

10.37(7)     Form  of  Warrant  Certificate  dated  February  17,  2003  between
             HiEnergy   Technologies,   Inc.  and  the  principals  of  Columbus
             Group/cFour Partners

10.38(7) Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies, Inc. (Confidential Treatment Requested as to parts)

10.39(8) Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises, Inc

10.40.1 Client Fee Agreement between HiEnergy Technologies and Yocca Patch & Yocca, LLP

10.40.2 Form of Promissory Note between HiEnergy Technologies, Inc. and Yocca Patch & Yocca, LLP

10.41 Jenkins Capital Management LLC Private Placement Agreement dated April 22, 2003

10.42 Vertical Ventures Investments LLC Stock Purchase Agreement dated April 23, 2003

10.43        Greenwich Growth Fund Limited Stock Purchase Agreement dated April
              28, 2003

10.44 Consulting Agreement dated April 15, 2003, between HiEnergy Technologies, Inc. and Charles Van Musscher

10.45 Letter Agreement between HiEnergy Technologies, Inc. and Roth Investor Relations

10.46 Stock Option Agreement between Bogdan C. Maglich and HiEnergy Technologies, Inc. dated February 11, 2003

14.1         Code of Ethics

16.1(1)      Letter  of  Manning  Elliott

21.1         List of Subsidiaries

23.1 Consent of Singer Lewak Greenbaum & Goldstein LLP, independent accountants

24.1         Power of Attorney

31.1 Certification of Chief Executive Officer and Treasurer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1 Certification of Chief Executive Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management compensatory plan or arrangement.

(1) Filed on May 10, 2002 as an exhibit to HiEnergy Technologies' report on Form 8-K dated April 25, 2002 and incorporated herein by reference.

(2) Filed on June 2, 2000 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-38536) and incorporated herein by reference.

(3) Filed on July 29, 2002 as an exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2002, and incorporated herein by reference.

(4) Filed on September 20, 2002 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended July 31, 2002, and incorporated herein by reference.


(5) Filed on November 6, 2002 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 and incorporated herein by reference.

(6) Filed on December 16, 2002 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2002, and incorporated herein by reference..

(7) Filed on February 25, 2003 as an exhibit to HiEnergy Technologies` registration statement on Form SB-2/A (File No. 333-101055) and incorporated herein by reference.

(8) Filed on March 24, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended January 31, 2003, and incorporated herein by reference.