Form 10QSB
period 2003-07-31
HIENERGY TECHNOLOGIES INC
filed 2003-09-12
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     JULY 31, 2003
                                                 ----------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________

                       Commission file number: 0 - 32093
                                               ---------


                           HIENERGY TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                91-2022980
                  --------                                ----------
       State or other jurisdiction of          (IRS Employer Identification No.)
        incorporation or organization


              1601 ALTON PARKWAY, UNIT B, IRVINE, CALIFORNIA 92606
                    (Address of principal executive offices)


                                 (949) 757-0855
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 10, 2003, the issuer had 30,657,406 shares of Common Stock, par value $0.001 per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2003


PART I - FINANCIAL INFORMATION                                                                        PAGE

Item 1     Financial Statements..........................................................................1

           Consolidated Balance Sheets as of April 30, 2003 and July 31, 2003 (unaudited)

           Consolidated Statements of Operations for the three months ended July
           31, 2003 and 2002 (unaudited) and for the Period from August 21, 1995
           (Inception) to July 31, 2003 (unaudited)

           Consolidated  Statements of Shareholders'  Equity for the Period from
           August 21, 1995 (Inception) to July 31, 2003 (unaudited)

           Consolidated Statements of Cash Flows for the three months ended July
           31, 2003 and 2002 (unaudited) and for the Period from August 21, 1995
           (Inception) to July 31, 2003 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)

Item 2     Management's Discussion and Analysis or Plan of Operation....................................30

Item 3     Controls and Procedures......................................................................41

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................42

Item 2     Changes in Securities........................................................................43

Item 5     Other Information............................................................................43

Item 6     Exhibits and Reports on Form 8-K.............................................................44

SIGNATURES .............................................................................................46

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                                JULY 31, 2003 AND APRIL 30, 2003
--------------------------------------------------------------------------------

                                     ASSETS
                                                                                   July 31,        April 30,
                                                                                     2003            2003
                                                                                 ------------     ------------
CURRENT ASSETS                                                                    (unaudited)
    Cash and cash equivalents                                                    $     32,396     $    107,008
    Subscription receivable                                                                --          443,482
    Accounts receivable                                                                34,583           34,583
    Other current assets                                                              714,154          723,598
                                                                                 ------------     ------------

       Total current assets                                                           781,133        1,308,671

PROPERTY AND EQUIPMENT, net                                                           498,451          504,424
                                                                                 ------------     ------------

TOTAL ASSETS                                                                     $  1,279,584     $  1,813,095
                                                                                 ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $    538,067     $    670,895
    Accrued expenses                                                                       --            1,600
    Accrued payroll and payroll taxes                                                  17,116           28,525
    Accrued interest                                                                   40,514           35,288
    Notes payable - related parties                                                    85,000           85,000
    Convertible notes payable - related parties                                       295,933           57,117
    Note payable                                                                        1,077               --
                                                                                 ------------     ------------

       Total current liabilities                                                      977,707          878,425
                                                                                 ------------     ------------

MINORITY INTEREST IN SUBSIDIARY                                                        18,923           18,923
                                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Series A  convertible,  redeemable  preferred  stock 8% dividends,  voting rights, liquidation preference $10,000 per share, 345 shares authorized
       0 and 95.82 shares issued and outstanding                                           --                1
    Common stock, $0.001 par value
       100,000,000 shares authorized
       28,819,464 and 25,525,882 shares
          issued and outstanding                                                       28,819           25,525
    Additional paid-in capital                                                     10,972,210        9,837,437
    Committed common stock, 45,759 and
       76,937 outstanding                                                               7,164           34,404
    Deficit accumulated during the development stage                              (10,725,239)      (8,981,620)
                                                                                 ------------     ------------

             Total shareholders' equity                                               282,954          915,747
                                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  1,279,584     $  1,813,095
                                                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE  MONTHS  ENDED JULY 31,  2003 AND 2002,  AND FOR THE
                       PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003


                                                                   For the
                                                                 Period from
                                                                  August 21,
                                        Three Months Ended           1995
                                             JULY 31,            (Inception) to
                                 ----------------------------      July 31,
                                      2003            2002           2003
                                 ------------    ------------    ------------
                                  (unaudited)     (unaudited)    (unaudited)

CONTRACT REVENUES                $    103,749    $         --    $    574,252
                                 ------------    ------------    ------------
OPERATING EXPENSES
    General and administration      1,028,240         519,145       6,937,304
    Research and development          202,071         166,595       2,630,253
                                 ------------    ------------    ------------
      Total operating expenses      1,230,311         685,740       9,567,557
                                 ------------    ------------    ------------

LOSS FROM OPERATIONS               (1,126,562)       (685,740)     (8,993,305)
                                 ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Interest income                       364           2,158           8,250
    Interest expense                   (5,225)         (3,020)        (46,135)
    Financing expense                      --        (223,710)       (223,710)
    Other income                           --              --             231
                                 ------------    ------------    ------------
Total other income
    (expense)                          (4,861)       (224,572)       (261,364)
                                 ------------    ------------    ------------

LOSS BEFORE PROVISION
    FOR INCOME TAXES               (1,131,423)       (910,312)     (9,254,669)

PROVISION FOR INCOME
    TAXES                                 800              --          13,383
                                 ------------    ------------    ------------

NET LOSS                           (1,132,223)       (910,312)     (9,268,052)

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE  MONTHS  ENDED JULY 31,  2003 AND 2002,  AND FOR THE
                       PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003


                                                                   For the
                                                                 Period from
                                                                  August 21,
                                        Three Months Ended           1995
                                             JULY 31,            (Inception) to
                                 ----------------------------      July 31,
                                      2003            2002           2003
                                 ------------    ------------    ------------
                                  (unaudited)     (unaudited)    (unaudited)
BENEFICIAL CONVERSION
    FEATURE GRANTED ON
    PREFERRED STOCK                        --              --        (767,431)
PREFERRED STOCK
    DIVIDENDS                        (611,396)             --        (689,756)
                                 ------------    ------------    ------------

NET LOSS AVAILABLE TO
    COMMON
    SHAREHOLDERS                 $ (1,743,619)   $   (910,312)   $(10,725,239)
                                 ============    ============    ============

NET LOSS PER SHARE               $      (0.04)   $      (0.04)   $      (0.70)

BENEFICIAL CONVERSION
    FEATURE GRANTED ON
    PREFERRED STOCK
    PER SHARE                              --              --           (0.06)

PREFERRED STOCK
    DIVIDENDS PER SHARE                 (0.02)             --           (0.05)
                                 ------------    ------------    ------------

BASIC AND DILUTED LOSS
    AVAILABLE TO COMMON
    SHAREHOLDERS PER
    SHARE                        $      (0.06)   $      (0.04)   $      (0.81)
                                 ============    ============    ============

BASIC AND DILUTED
    WEIGHTED-AVERAGE
    COMMON SHARES
    OUTSTANDING                    27,857,330      22,591,996      13,290,087
                                 ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003

                                            Series a
                                     Convertible, Redeemable
                                        Preferred Stock                                Additional      Committed
                                      ------------------        Common Stock            Paid-in         Common      Deferred
                                       Shares     Amount     Shares      Amount         Capital          Stock     Compensation
                                       ------     ------     ------      ------         -------          -----     ------------
BALANCE, AUGUST 21, 1995
   (INCEPTION)                               -    $    -            -        $ -             $ -          $ -           $ -
RECAPITALIZATION UPON
   REVERSE MERGER                                           6,470,000      6,470          (6,456)
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                               734,771        735           7,495
NET LOSS
                                       -------    ------   ----------   --------       ---------          ----        ---------
BALANCE, APRIL 30, 1996                      -         -    7,204,771      7,205           1,039            -             -
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                                 3,219          3              33
NET LOSS
                                       -------    ------   ----------   --------       ---------          ----        ---------
BALANCE, APRIL 30, 1997                      -         -    7,207,990      7,208           1,072            -             -
ISSUANCE OF COMMON STOCK
   FOR CASH                                                   596,589        597         143,955
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                             1,451,928      1,452          15,598
NET LOSS

                                       -------    ------   ----------   --------       ---------          ----        ---------
BALANCE, APRIL 30, 1998                      -         -    9,256,507      9,257         160,625            -             -
ISSUANCE OF COMMON STOCK
   FOR CASH                                                   264,852        265         150,965
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                             2,167,620      2,167          47,592
NET LOSS
                                       -------    ------   ----------   --------       ---------          ----        ---------
BALANCE, APRIL 30, 1999                      -    $    -   11,688,979   $ 11,689       $ 359,182          $ -           $ -


                                      Deficit
                                    Accumulated
                                    During the
                                   Development
                                      Stage         Total
                                   ----------    ----------
BALANCE, AUGUST 21, 1995
   (INCEPTION)                            $ -           $ -
RECAPITALIZATION UPON
   REVERSE MERGER                                        14
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                       8,230
NET LOSS                              (39,387)      (39,387)
                                      --------      --------

BALANCE, APRIL 30, 1996               (39,387)      (31,143)
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                          36
NET LOSS                             (110,004)     (110,004)
                                     ---------     ---------

BALANCE, APRIL 30, 1997              (149,391)     (141,111)
ISSUANCE OF COMMON STOCK
   FOR CASH                                         144,552
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                      17,050
NET LOSS                             (293,019)     (293,019)
                                     ---------     ---------

BALANCE, APRIL 30, 1998              (442,410)     (272,528)
ISSUANCE OF COMMON STOCK
   FOR CASH                                         151,230
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                      49,759
NET LOSS                             (272,426)     (272,426)
                                     ---------     ---------

BALANCE, APRIL 30, 1999            $ (714,836)   $ (343,965)
                                   ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003

                                            Series a
                                     Convertible, Redeemable
                                        Preferred Stock                                Additional      Committed
                                      ------------------        Common Stock            Paid-in         Common      Deferred
                                       Shares     Amount     Shares      Amount         Capital          Stock     Compensation
                                       ------     ------     ------      ------         -------          -----     ------------
ISSUANCE OF COMMON STOCK
   FOR CASH                                  -    $    -      638,548      $ 638       $ 295,008          $  -          $ -
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                             1,914,570      1,915          83,322
NET LOSS

                                        ------    ------   ----------   --------     -----------          -----         -----
BALANCE, APRIL 30, 2000                      -         -   14,242,097     14,242         737,512             -            -
ISSUANCE OF COMMON STOCK
   FOR CASH                                                   465,437        465         109,265
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                               371,035        371          36,097
NET LOSS

                                        ------    ------   ----------   --------     -----------          -----         -----
BALANCE, APRIL 30, 2001                      -         -   15,078,569     15,078         882,874             -            -
ISSUANCE OF COMMON STOCK
   FOR CASH                                                   712,071        712         180,857
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                             5,059,560      5,060         227,110
ISSUANCE OF COMMON STOCK                                    1,225,000      1,225       1,223,775
   IN PRIVATE PLACEMENT
NET LOSS
                                        ------    ------   ----------   --------     -----------          -----         -----
BALANCE, APRIL 30, 2002                      -    $    -   22,075,200   $ 22,075     $ 2,514,616          $  -          $ -


                                      Deficit
                                    Accumulated
                                    During the
                                   Development
                                      Stage         Total
                                   ----------    ----------
ISSUANCE OF COMMON STOCK
   FOR CASH                                       $ 295,646
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                      85,237
NET LOSS                           $ (332,131)     (332,131)
                                   -----------     ---------

BALANCE, APRIL 30, 2000            (1,046,967)     (295,213)
ISSUANCE OF COMMON STOCK
   FOR CASH                                         109,730
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                      36,468
NET LOSS                             (288,067)     (288,067)
                                     ---------     ---------

BALANCE, APRIL 30, 2001            (1,335,034)     (437,082)
ISSUANCE OF COMMON STOCK
   FOR CASH                                         181,569
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                     232,170
ISSUANCE OF COMMON STOCK                          1,225,000
   IN PRIVATE PLACEMENT
NET LOSS                           (1,389,530)   (1,389,530)
                                   -----------   -----------

BALANCE, APRIL 30, 2002          $ (2,724,564)   $ (187,873)

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003

                                            Series a
                                     Convertible, Redeemable
                                        Preferred Stock                                Additional      Committed
                                      ------------------        Common Stock            Paid-in         Common      Deferred
                                       Shares     Amount     Shares      Amount         Capital          Stock     Compensation
                                       ------     ------     ------      ------         -------          -----     ------------
ISSUANCE OF PREFERRED STOCK
   IN PRIVATE PLACEMENT FOR CASH         97.93    $    1                               $ 800,399
ISSUANCE OF COMMON STOCK FOR
   SUBSCRIPTION RECEIVABLE                                  1,410,000    $ 1,410         452,072
ISSUANCE OF COMMON STOCK IN
   PRIVATE PLACEMENT                                        1,849,934      1,850       2,320,556
OFFERING COSTS                                                                          (196,793)
ISSUANCE OF COMMON STOCK ON
   CASHLESS CONVERSION OF SERIES
   A PREFERRED STOCK                     (2.11)        -       18,336         18             (18)
DIVIDENDS ON PREFERRED STOCK                                   68,150         68          78,292
BENEFICIAL CONVERSION FEATURE
   GRANTED IN CONNECTION WITH
   ISSUANCE OF PREFERRED
   STOCK                                                                       -         767,431
ISSUANCE OF COMMON STOCK TO
   AN EMPLOYEE FOR A BONUS                                     11,178         11          21,339     $ 17,549
CONVERSION OF CONVERTIBLE NOTES
   PAYABLE - RELATED PARTIES INTO
   COMMON STOCK                                                37,898         38          37,858
ISSUANCE OF COMMON STOCK IN
   CASHLESS EXERCISE OF WARRANTS                               33,909         34             (34)
FINANCING EXPENSE IN
   CONNECTION WITH ISSUANCE
   OF WARRANTS                                                                           223,710


                                      Deficit
                                    Accumulated
                                    During the
                                   Development
                                      Stage         Total
                                   ----------    ----------
ISSUANCE OF PREFERRED STOCK
   IN PRIVATE PLACEMENT FOR CASH                  $ 800,400
ISSUANCE OF COMMON STOCK FOR
   SUBSCRIPTION RECEIVABLE                          453,482
ISSUANCE OF COMMON STOCK IN
   PRIVATE PLACEMENT                              2,322,406
OFFERING COSTS                                     (196,793)
ISSUANCE OF COMMON STOCK ON
   CASHLESS CONVERSION OF SERIES
   A PREFERRED STOCK                                      -
DIVIDENDS ON PREFERRED STOCK        $ (78,360)            -
BENEFICIAL CONVERSION FEATURE
   GRANTED IN CONNECTION WITH
   ISSUANCE OF PREFERRED
   STOCK                             (767,431)            -
ISSUANCE OF COMMON STOCK TO
   AN EMPLOYEE FOR A BONUS                           38,899
CONVERSION OF CONVERTIBLE NOTES
   PAYABLE - RELATED PARTIES INTO
   COMMON STOCK                                      37,896
ISSUANCE OF COMMON STOCK IN
   CASHLESS EXERCISE OF WARRANTS                          -
FINANCING EXPENSE IN
   CONNECTION WITH ISSUANCE
   OF WARRANTS                                      223,710

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003

                                            Series a
                                     Convertible, Redeemable
                                        Preferred Stock                                Additional      Committed
                                      ------------------        Common Stock            Paid-in         Common      Deferred
                                       Shares     Amount     Shares      Amount         Capital          Stock     Compensation
                                       ------     ------     ------      ------         -------          -----     ------------
STOCK OPTIONS ISSUED TO A
   CONSULTANT FOR SERVICES
   TO BE RENDERED                                                                      $ 948,170
STOCK OPTIONS ISSUED AS                                                                3,364,915               $ (3,305,542)
   COMPENSATION
AMORTIZATION OF DEFERRED
   COMPENSATION                                                                                                   1,032,981
REVERSAL OF DEFERRED
   COMPENSATION                                                                       (2,272,561)                 2,272,561
STOCK OPTIONS ISSUED TO A
   CONSULTANT IN EXCHANGE FOR
   ACCOUNTS PAYABLE                                                                       65,000
EXERCISE OF STOCK OPTIONS
   IN SUBSIDIARY                                                                                      $ 7,164
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                                21,277       $ 21          10,288        9,691
WARRANTS ISSUED FOR SERVICES
   RENDERED                                                                              311,788
WARRANTS ISSUED FOR TERMINATION
   OF A CONTRACT                                                                         390,409
NET LOSS

                                       -------    ------   ----------   --------     -----------     --------     ---------
BALANCE, APRIL 30, 2003                  95.82    $    1   25,525,882   $ 25,525     $ 9,837,437     $ 34,404           $ -

                                      Deficit
                                    Accumulated
                                    During the
                                   Development
                                      Stage         Total
                                   ----------    ----------
STOCK OPTIONS ISSUED TO A
   CONSULTANT FOR SERVICES
   TO BE RENDERED                                 $ 948,170
STOCK OPTIONS ISSUED AS                              59,373
   COMPENSATION
AMORTIZATION OF DEFERRED
   COMPENSATION                                   1,032,981
REVERSAL OF DEFERRED
   COMPENSATION
STOCK OPTIONS ISSUED TO A
   CONSULTANT IN EXCHANGE FOR
   ACCOUNTS PAYABLE                                  65,000
EXERCISE OF STOCK OPTIONS
   IN SUBSIDIARY                                      7,164
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                      20,000
WARRANTS ISSUED FOR SERVICES
   RENDERED                                         311,788
WARRANTS ISSUED FOR TERMINATION
   OF A CONTRACT                                    390,409
NET LOSS                         $ (5,411,265)   (5,411,265)
                                 -------------   -----------

BALANCE, APRIL 30, 2003          $ (8,981,620)    $ 915,747

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD  FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003

                                            Series a
                                     Convertible, Redeemable
                                        Preferred Stock                                Additional      Committed
                                      ------------------        Common Stock            Paid-in         Common      Deferred
                                       Shares     Amount     Shares      Amount         Capital          Stock     Compensation
                                       ------     ------     ------      ------         -------          -----     ------------
ISSUANCE OF COMMON STOCK
   FOR CASH                                                   600,000      $ 600       $ 199,400
ISSUANCE OF COMMON STOCK
   FOR LEGAL SERVICES                                         300,000        300          99,700
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                                45,000         45          21,555
ISSUANCE OF COMMON STOCK TO
   CONVERT PREFERRED STOCK              (95.82)   $   (1)   2,191,878      2,192          (2,192)
DIVIDENDS ON PREFERRED STOCK                                                             611,396
ISSUANCE OF COMMON STOCK AS
   PENALTY SHARES                                              91,526         92             (92)
ISSUANCE OF COMMITTED COMMON
   STOCK                                                       31,178         31          27,209    $ (27,240)
EXERCISE OF WARRANTS                                           34,000         34             306
WARRANTS ISSUED AS
   CONSULTING EXPENSE                                                                     76,382
STOCK OPTIONS ISSUED AS
   CONSULTING EXPENSE                                                                    101,108
NET LOSS
                                       ------     -----   ----------   ---------    ------------     --------          ----
BALANCE AT JULY 31, 2003 (UNAUDITED)       --     $   -   28,819,464   $ 28,819     $10,972,210      $ 7,164           $ -
                                       ======     =====   ==========   =========    ============     ========          ====



                                      Deficit
                                    Accumulated
                                    During the
                                   Development
                                      Stage         Total
                                   ----------    ----------
ISSUANCE OF COMMON STOCK
   FOR CASH                                              $ 200,000
ISSUANCE OF COMMON STOCK
   FOR LEGAL SERVICES                                      100,000
ISSUANCE OF COMMON STOCK
   FOR SERVICES                                             21,600
ISSUANCE OF COMMON STOCK TO
   CONVERT PREFERRED STOCK                                       -
DIVIDENDS ON PREFERRED STOCK              $ (611,396)            -
ISSUANCE OF COMMON STOCK AS                                      -
   PENALTY SHARES                                                -
ISSUANCE OF COMMITTED COMMON                                     -
   STOCK                                                         -
EXERCISE OF WARRANTS                                           340
WARRANTS ISSUED AS
   CONSULTING EXPENSE                                       76,382
STOCK OPTIONS ISSUED AS
   CONSULTING EXPENSE                                      101,108
NET LOSS                               $  (1,132,223) $ (1,132,223)
                                       -------------- ------------
BALANCE AT JULY 31, 2003 (UNAUDITED)   $ (10,725,239) $    282,954
                                       ============== ============

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                         CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002, AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003


                                                                                      For the
                                                                                    Period from
                                                                                     August 21,
                                                          Three Months Ended           1995
                                                                JULY 31,           (Inception) to
                                                       --------------------------     July 31,
                                                           2003           2002          2003
                                                       -----------    -----------    -----------
                                                       (unaudited)     (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(1,132,223)   $  (910,312)   $(9,268,052)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                         30,281         14,112        129,706
       Compensation expense relating to issuance of
         common stock in exchange for services
         rendered                                               --             --        428,950
       Compensation expense relating to issuance of
         common stock in exchange for services
         rendered to minority shareholders                      --             --         18,923
       Warrants issued for services rendered
         or to be rendered                                      --             --        311,788
       Warrants issued for termination of contract              --             --        390,409
       Issuance of common stock for services
         rendered                                          121,600             --        141,600
       Stock options issued for services
         rendered                                               --             --        351,762
       Issuance of common stock to an employee
         for a bonus                                            --             --         38,899
       Stock options issued as compensation                101,108             --        160,481
       Warrants issued as compensation                      76,382             --         76,382
       Additional compensation to officer                       --             --         42,171
       Amortization of deferred compensation                    --         21,139      1,032,981
       Financing expense                                   223,710        223,710        223,710
       (Increase) decrease in
         Accounts receivable                                    --             --        (34,583)
         Subscription receivable                           443,482             --        443,482
         Other current assets                                9,444        (69,525)      (107,746)
       Increase (decrease) in
         Accounts payable                                 (132,828)       279,650        603,069
         Accrued expenses                                   (1,600)      (112,822)            16
         Accrued payroll and payroll taxes                 (11,409)            --         17,116
         Accrued interest                                    5,226          1,406         43,412
                                                       -----------    -----------    -----------
Net cash used in operating activities                     (490,537)      (552,642)    (4,955,524)
                                                       -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                         CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002, AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003


                                                                                      For the
                                                                                    Period from
                                                                                     August 21,
                                                          Three Months Ended           1995
                                                                JULY 31,           (Inception) to
                                                       --------------------------     July 31,
                                                           2003           2002          2003
                                                       -----------    -----------    -----------
                                                       (unaudited)     (unaudited)    (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (24,308)      (294,000)      (628,158)
                                                       -----------    -----------    -----------

Net cash used in investing activities                      (24,308)      (294,000)      (628,158)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                --             --        604,160
   Payments on notes payable - related parties                  --       (279,803)      (546,331)
   Proceeds from convertible notes payable - related            --
     parties                                               238,816             --        345,933
   Payments on convertible notes payable - related              --
     parties                                                    --        (19,280)       (30,000)
   Notes payable issued for services                         1,077             --          1,077

   Proceeds from issuance of common stock in
     private placement                                          --        500,000      3,547,406
   Proceeds from issuance of preferred stock                    --             --        979,301
   Offering costs on preferred stock                            --             --       (178,902)
   Proceeds from issuance of common stock                  200,000             --      1,082,723
   Offering costs on common stock                               --             --       (196,793)
   Exercise of stock options in subsidiary                      --          7,164          7,164
   Exercise of warrants                                        340             --            340
                                                       -----------    -----------    -----------

Net cash provided by financing activities                  440,233        208,081      5,616,078
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash
   equivalents                                             (74,612)      (638,561)        32,396

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                  107,008      1,078,136             --
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    32,396    $   439,575    $    32,396
                                                       ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                       $        --    $        --          2,888
                                                       ===========    ===========    ===========
   INCOME TAXES PAID                                   $     2,400    $        --         14,183
                                                       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company issued 37,898; 0; and 37,898 shares, respectively, of common stock for the outstanding principal on convertible notes payable - related parties and accrued interest of $37,896; $0; and $37,896, respectively.

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the holders of 95.82, 0, and 97.93 shares, respectively, of the Series A convertible, redeemable preferred stock converted their shares into 2,191,878; 0; and 2,210,214 shares, respectively, which also included 62,562 penalty shares as a result of the late registration of their common stock.

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the holders of shares of the Series A convertible, redeemable preferred stock received a preferred stock dividend of $611,396; 0; and $689,756, respectively, as a result of the exchange price difference upon conversion of their preferred stock into common stock.

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company issued 91,526; 0; and 91,526 shares of common stock to certain shareholders who invested in a private placement, dated October 29, 2002, to compensate them for the late registration of the common stock.

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company issued 31,178; 0; and 31,178 shares, respectively, of committed common stock valued at $27,240; 0; and $27,240, respectively.

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

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company incurred net losses available to common shareholders of $1,743,619; $910,312; and $10,725,239, respectively, and it had negative cash flows from operations of $490,537; $552,642; and $4,955,524, respectively. In addition, the Company had an accumulated deficit of $10,725,239 and was in the development stage as of July 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         In addition to the capital raised as of July 31, 2003 through private placements, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of HiEnergy and its 92% owned subsidiary, Microdevices. All significant inter-company accounts and transactions are eliminated in consolidation. In May 2003, the Board of Directors approved the liquidation and termination of the Company's subsidiary, VWO, Inc., which had no assets or transactions during the year ended April 30, 2003 or quarter ended July 31, 2003.

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

         RECLASSIFICATIONS
         Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on the reported net loss.

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

         As of July 31, 2003, the Company maintained restricted cash totaling $4,880. These funds may only be used to pay for specific expenditures as allowed by a contract with the United States Department of Defense.

         ACCOUNTS RECEIVABLE
         Accounts receivable at July 31, 2003 and 2002 consisted of an amount due from separate governmental contracts.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the three months ended July 31, 2003 and 2002:

                                                      July 31, 2003      July 31, 2002
                                                      -------------      -------------
         Stock options outstanding                       5,190,864                --
         Warrants outstanding                            1,761,686                --
         Microdevices minority shareholders                459,222           459,222
         Microdevices option and warrant holders           951,513           952,557
                                                         ---------         ---------
               TOTAL                                     8,363,285         1,411,779
                                                         ---------         ---------


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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

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

NOTE 4 - OTHER CURRENT ASSETS

         Other current assets consisted of the following at:

                                   July 31, 2003     April 30, 2003
                                   -------------     --------------

         Prepaid consulting            $517,050         $609,198
         Prepaid insurance               89,104            6,400
         Deposits on equipment          100,000          100,000
         Other                            8,000            8,000
                                       --------         --------

                      TOTAL            $714,154         $723,598
                                       ========         ========


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:

                                             July 31, 2003   April 30, 2003
                                             -------------   --------------
         Prototype equipment                   $111,114         $111,114
         Laboratory equipment                   460,648          436,340
         Furniture and fixtures                  41,995           41,995
         Web site development                    14,400           14,400
                                               --------         --------

                                                628,157          603,849
         Less accumulated depreciation          129,706           99,425
                                               --------         --------

                      TOTAL                    $498,451         $504,424
                                               ========         ========

         Depreciation expense for the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003 was $30,281, $14,112, and $129,706, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties consisted of the following at:

                                                                        July 31, 2003         April 30, 2003
                                                                      -------------------   -------------------
             Unsecured notes payable to a shareholder  of the Company,
                interest payable at 10.5% per annum, or 15% per
                annum if in default, and due in November 1997.
                As of July 31, 2003 and April 30, 2003, the notes
                were in default.                                      $          40,000     $          40,000

             Unsecured notes payable to a shareholder of the
                Company, non-interest bearing, and payable
                on demand.                                                       45,000                45,000
                                                                      --------------------  --------------------

                                                                                 85,000                85,000
             Less current portion                                                85,000                85,000
                                                                      --------------------  --------------------
                LONG-TERM PORTION                                     $              --     $              --
                                                                      ====================  ====================

NOTE 7 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

         Convertible notes payable - related parties consisted of the following at:


                                                                                    July 31, 2003        April 30, 2003
                                                                                --------------------  --------------------
             Unsecured notes payable to a shareholder  of the Company,  interest payable  at 8% per  annum,  $5,000 due in July 2001 and $5,400 due in July 2002.  The notes payable are secured by the patent applications  for Europe,  Canada and Japan. The holder of the notes  payable  has the option to convert  the  principal  and interest into shares of common stock.  As of July 31, 2003 and
                  April 30, 2003, the notes were in default.                            $10,400       $        10,400

             Unsecured notes payable to legal  counsel of the Company,  interest payable  at 10% per  annum  and due in  September  2003.  The holder of the note has the  option to convert  the  principal
                   and interest into shares of common stock of the Company.             285,533                46,717
                                                                                --------------------  --------------------
                                                                                        295,933                57,117
             Less current portion                                                       295,933                57,117
                                                                                --------------------  --------------------


                   LONG-TERM PORTION                                            $            --       $            --
                                                                                ====================  ====================

NOTE 8 - NOTE PAYABLE

         Notes payable consisted of the following at:


                                                                         July 31, 2003        April 30, 2003
                                                                      --------------------  --------------------
             Unsecured note  payable to an  employee,  interest at
                   5% per annum, due in December 2003.                $             1,077   $             --
                                                                      --------------------  --------------------
                                                                                    1,077                 --
             Less current portion                                                   1,077                 --
                                                                      --------------------  --------------------
                   LONG-TERM PORTION                                  $                --   $             --
                                                                      ====================  ====================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

         o In December 2002, the Company increased its Chief Scientist/Chairman of the Board's base salary to $175,000 per year plus an expense allowance of $17,200 per year effective November 2002.

         o If the agreement is terminated by the Company without cause, the Company must pay its Chief Scientist/Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

         In February 2003, the Company paid $50,000 due on a promissory note to its Chief Scientist/Chairman of the Board. The Company also issued options to purchase 416,712 shares of common stock in connection with his employment agreement. In addition, the Company is committed to issue additional options to purchase 40,000 shares of common stock to this executive in connection with his employment agreement. In relation to this transaction, the Company recorded compensation expense totaling $59,373. As of July 31, 2003 the options to purchase 40,000 shares of common stock were issued.

         In  July   2003,   the   Board  of   Directors   increased   the  Chief
         Scientist/Chairman of the Board's salary to $208,600 per year.

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

                  As of April 30, 2003, options to purchase 939,073 shares of common stock had vested, and $1,032,981 of the deferred compensation was expensed. Since the President/Chief Executive Officer/Treasurer/Director resigned in March 2003, the unvested portion of deferred compensation of $2,272,561 was reversed. During the quarter ended July 31, 2003, the vested stock options expired.

         In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company paid a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company's common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. During the year ended April 30, 2003, 11,178 shares of common stock were issued, and 11,178 shares of common stock were committed. The shares were valued at $38,899, which approximates the fair value of the shares. In March 2003, the Vice President/Corporate Secretary resigned her positions. During the quarter ended July 31, 2003, 11,178 committed shares were issued.

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

         The stock options were valued at $761,007, of which $274,807 has been expensed and is included in general and administration expenses on the accompanying statement of operations. The remaining balance of $486,200 is included in prepaid consulting in other current assets, which will be amortized over the remaining term of the consulting agreement. During the quarter ended July 31, 2003, $63,417 was expensed and included in general and administration expenses.

         In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued options to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. The options were valued at $187,163, of which $140,372 was expensed and is included in general and administration expenses during the year ended April 30, 2003 and the remaining balance of $46,791 was expensed in the three months ended July 31, 2003. This agreement was terminated after six months.

         In September 2002, the Company entered into a one-year consulting agreement with its former Chief Executive Officer. Under the terms of the agreement, the Company will pay $5,000 per month, plus out-of-pocket expenses. Effective February 2003, the Company terminated this consulting agreement by mutual written consent.

         In November 2002, the Company entered into a month-to-month consulting agreement with a public relations firm. Under the terms of the agreement, the Company agreed to pay $12,500 per month, plus out-of-pocket expenses.

         LEASE AGREEMENT
         In September 2002, the Company entered into a three-year operating lease agreement with one of its directors for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for the remaining term of the lease, expiring in October 2005. In July 2003, the Company entered into a five-month lease for a 2,400 square feet test site ending December 1, 2003 with a monthly lease rate of $1,200. The lease agreement is with the same Director as the office lease. Future minimum payments at July 31, 2003 under these lease agreements were as follows:

                    Year Ending
                      July 31,
                  ----------------
                       2004                             $       103,120

                       2005                                      99,840

                       2006                                       8,320
                                                        ---------------
                       TOTAL                            $       211,280
                                                        ---------------

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

         In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

         o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and was to pay an additional $25,000 on March 1, 2003. As of July 31, 2003, the additional $25,000 was not yet paid.

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

         The Company terminated its agreement with the placement agent in July 2003.

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

         MINORITY SHAREHOLDERS
         Microdevices has 20,540 minority shares issued and outstanding. The Company may agree that in the event of any merger or other consolidation of Microdevices with HiEnergy, each remaining Microdevices shareholder will receive the greater of the market value of his/her Microdevices shares or shares in the Company on the same terms as the voluntary share exchange. If shares of common stock in the Company were issuable in a merger or other consolidation, the minority shareholders would receive an aggregate of 459,222 shares of common stock.

         WARRANT AND OPTION HOLDERS
         Microdevices has granted stock options and warrants to purchase 12,365 and 32,247 shares, respectively, of common stock. These stock options and warrants are exercisable at $3.50 per share. If the stock option and warrant holders exercise their stock options and warrants, the Company may agree to allow these stock option and warrant holders to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share (or $0.157 per share). At July 31, 2003, if these stock option and warrant holders exercise and convert their shares, the Company will be required to issue 951,513 additional shares of common stock to the stock option and warrant holders.

         WARRANT AND OPTION HOLDERS
         During the year ended April 30, 2003, stock options were exercised for the purchase of 2,047 shares of Microdevices' common stock via a cash payment of $7,164, or $3.50 per share. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,759 shares of common stock.

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

NOTE 10 - SHAREHOLDERS' EQUITY

         SERIES A CONVERTIBLE, REDEEMABLE PREFERRED STOCK
         In August 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation to authorize the Company to issue 345 shares of Series A convertible, redeemable preferred stock (the "Series A"), par value $0.001 per share. Each share of Series A was convertible on either of these events a) any time at the option of the holder at $1.15 per share or b) mandatorily convertible two years following the issuance date at $1.15 per share. Under certain circumstances the conversion price would be subject to adjustment. Furthermore, upon a certain major transaction or triggering event, the holder of the Series A had the right to require the Company to redeem all or a portion of the Series A at a price per share equal to the liquidation preference, plus any accrued but unpaid dividends and liquidated damages.

         The liquidation preference was $10,000 per share. The holders of the Series A were entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 8%, or $800 per share in advance for each of the first two years. The dividends could be paid in cash or common stock at the election of the Board of Directors. The Series A had certain class voting rights and general voting rights.

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

         In May 2003, all of the remaining holders of the Series A surrendered and exchanged their shares for 2,191,878 shares of the Company's common stock valued at $0.45 per share. During the quarter ended July 31, 2003, the Company recorded a preferred stock dividend of $611,396 as a result of conversion of the preferred stock into common stock. The dividend is the result of the price difference between the stated conversion price per share of $1.15 and the actual conversion price per share of $0.45, in addition to the issuance of 62,562 penalty shares of common stock for late registration. In addition, the Company issued 91,526 shares of common stock to certain shareholders who invested in a private placement, dated October 29, 2002, to compensate them for the late registration of the common stock.

         STOCK INCENTIVE PLAN
         In May 2003, the Board of Directors approved the establishment of the 2003 Stock Incentive Plan and reserved 2,000,000 shares of authorized and unissued shares of common stock for such plan. As of July 31, 2003, the Board of Directors also approved the issuance of options to purchase 690,000 shares of common stock to various directors, employees and non-employee consultants of the Company at various exercise prices. The plan and the grants are subject to approval by the Company's shareholders at the next annual meeting in November 2003.

COMMON STOCK ISSUED FOR CASH AND SERVICES

                                     Three Months ended July 31, 2003   Three Months ended July 31, 2002
                               -------------------------------------------------------------------------
                                        Shares              Amount              Shares          Amount
                               -------------------------------------------------------------------------
Common stock issued for cash            600,000         $  200,000                 --         $       --
Common stock issued for
  services rendered                     345,000            121,600                 --                 --
Common stock issued to
  convert preferred stock             2,191,878                 --                 --                 --
Common stock issued as
  penalty shares                         91,526                 --                 --                 --
 Common stock issued for
  committed stock                        31,178                 --                 --                 --
 Common stock issued for
  exercise of warrants                   34,000                340                 --                 --
 Common stock issued to
  exchange convertible
  notes payable                              --                 --             37,898             37,896
                               -------------------------------------------------------------------------
                                      3,293,582         $  321,940             37,898         $   37,896
                               -------------------------------------------------------------------------

                                     Period from August 21, 1995 to
                                              July 31, 2003
                                ------------------------------------
                                       Shares               Amount
                                ------------------------------------
Common stock issued for cash           3,277,497         $ 1,082,727
Common stock issued for
  services rendered                   12,068,980             560,859

Common stock issued to
  convert preferred stock              2,191,878                  --
Common stock issued as
  penalty shares                          91,526                  --
 Common stock issued for
  committed stock                         31,178                  --
 Common stock issued for
  exercise of warrants                    34,000                 340
 Common stock issued to
  exchange convertible
  notes payable                           37,898              37,896
                                ------------------------------------
                                      17,732,957         $ 1,681,822
                                ------------------------------------

Common Stock Warrants and Options Issued

                                  Three Months ended July 31, 2003     Three Months ended July 31, 2002
                                  --------------------------------        -----------------------------
                                  Number            Exercise Price        Number         Exercise Price
                                  ------            --------------        ------         --------------
Warrants issued as
  financing expense                       --         $          --         150,000         $        1.50
Warrants issued as
  compensation                       150,000         $        0.45              --         $          --
Warrants issued as
  compensation                        50,000         $        0.50              --         $          --
Employee stock options               250,000         $        0.75       2,482,221         $        0.13
Non-employee stock options
  issued to directors                210,000         $        0.75              --         $          --
Non-employee stock options
  issued as compensation             200,000         $        0.50       1,000,000         $        1.00
Non-employee stock options
  issued as compensation              30,000         $        0.75              --         $          --
                                ------------                           -----------
                                     890,000                             3,482,221
                                ------------                           -----------


NOTE 11 - FINANCING EXPENSE - RELATED PARTY

         In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director of the Company. The warrants vest immediately, are exercisable at $1.50 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/former officer/director of the Company, the Company granted these warrants. Accordingly, the Company recorded financing expense of $223,710 during the three months ended July 31, 2002.


NOTE 12 - RELATED PARTY TRANSACTIONS

         During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company purchased $0, $0, and $4,767, respectively, of property and equipment from a Board member.

         See Notes 6, 7, 8, 9, 11 and 13 for additional related party transactions.

NOTE 13 - SUBSEQUENT EVENTS

         In July 2003, the Company signed an Exclusive International Distribution Agreement for its beta-model CarBomb Finder(TM) with the Electronic Equipment Marketing Company (EEMCO) based in Riyadh and London. The agreement covers the following entities and countries:
         Kingdom of Saudi Arabia Land Forces, Signal Corps, RSAF, Ministry of Interior and Navy; the Middle-East countries of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, UAE, Iraq, Yemen, Syria, Jordan, and Lebanon; and the North African countries of Sudan, Libya, Egypt, Morocco, Tunis,
         Algeria, and Mauritania. Mr. Harb S. Al Zuhair, who is one of HiEnergy's Directors, serves as the Chairman of the Board of EEMCO.

         During August 2003, the Company sold 1,793,237 shares of its common stock and raised $1,116,000, net of commissions. In connection with these sales, the Company also issued warrants to purchase its common stock in the following amounts and exercise prices; 100,000 shares at $0.65, 55,556 shares at $0.60, 68,116 shares at $0.69, and 243,188 shares at $0.75

         In August 2003, the Company announced that it has secured financial backing from an investment bank, for its bid to obtain a contract with the U.S. Navy to develop a prototype SuperSenzor for detection of biological agents in sealed containers. The investment bank has confirmed to the Navy that it would provide the necessary funding of a minimum of $2,500,000 and a maximum of $4,000,000, by purchasing common stock of the Company to guarantee that the Company will have positive cash flow through the performance of the 18-month contract. In exchange for the guarantee, the Company will owe fees to the investment bank ranging from $50,000 (if the contract is not awarded to the Company) to $150,000 (upon the award of the contract). The Company had been approved for a grant of $1,600,000; however, the Contracting Office of the Naval Surface Warfare Center denied the contract due to the Company's financial condition.

         In August 2003, the Company announced the incorporation of HiEnergy Defense, Inc. an 85% owned subsidiary that will focus on developing and marketing defense applications of the Company's SuperSenzor technology. HiEnergy Defense, Inc. will operate in the Washington D.C. area from Arlington, Virginia. Colonel William J. Lacey, Jr. has been appointed CEO of HiEnergy Defense, Inc. and the Honorable William A. Nitze, Esq. is Chairman of the Board.

         In September 2003, Bruce Del Mar resigned from the Company's Board of Directors for personal reasons.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document, are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by HiEnergy Technologies, Inc. (the "Company"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended April 30, 2003.

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

The acquisition of HiEnergy Microdevices by SLW occurred on April 25, 2002. SLW acquired HiEnergy Microdevices pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, SLW changed its name to HiEnergy Technologies, Inc., the former stockholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprised five of the six directors of the parent public company. The composition of our board of directors has subsequently evolved due to resignations and appointments and currently consists of four directors.

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

We have prepared our unaudited Consolidated Financial Statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. This going concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

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

OPERATING RESULTS

For the three months ended July 31, 2003, we incurred a net loss of $1,132,223, as compared to a net loss of $910,312 for the same period in 2002. For the three months ended July 31, 2003, we had negative cash flows from operations of $490,537 as compared to negative cash flows from operations of $552,642 for the same period in 2002. In addition, we had an accumulated deficit of $10,725,239 and were in the development stage as of July 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

THREE MONTHS ENDED JULY 31, 2003 COMPARED TO THREE MONTHS ENDED JULY 31, 2002

         REVENUE

We had revenues of $103,749 during the three months ended July 31, 2003 and no revenues during the same period in 2002. Our only revenues have been derived from government grants for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our revenues will most likely be limited to government grants. We expect to complete development and begin sales of our products some time in the current fiscal year, which ends on April 30, 2004.

         OPERATING EXPENSES

Our operating expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, fees for professional services and for research and development activities.

Our general and administration expenses were $1,028,240 for the quarter ended July 31, 2003 versus $519,145 for the same period in 2002. The increase in operating expenses was primarily due to increases in administrative personnel, general office, legal, accounting and investor relations expenses. Our research and development expenses increased to $202,071 for the quarter ended July 31, 2003 from $166,595 for the same quarter in 2002, as we hired more scientific personnel and incurred more costs to further the development of our detections systems.

         DEPRECIATION

Accumulated depreciation for property and equipment at July 31, 2003 was $129,706. Depreciation expense for the three months ended July 31, 2003 and 2002 was $30,281 and $14,112, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

         RECENT ACCOUNTING PRONOUNCEMENTS

The subsection of Note 3 to the unaudited Notes to the Financial Statements entitled "Recently Issued Accounting Pronouncements" is incorporated herein.


LIQUIDITY AND CAPITAL RESOURCES; PLAN OF OPERATION

During the three months ended July 31, 2003, we used $490,537 for operating activities and $24,308 to acquire equipment. These uses of cash were funded principally through opening cash on April 30, 2003 of $107,008, private sales of common stock of $200,000 and the conversion of legal costs into notes payable of $238,816 for the period. As of July 31, 2003, we had cash of $32,396 and current liabilities of $977,707. The Company has to continue to sell equity in order to pay for on-going operations and pay its present liabilities. There can be no assurance that we will be able to continue as a going concern or achieve material revenues or profitable operations.

In private sales in August and September 2003, the Company sold 1,793,237 shares of its common stock and raised $1,116,000, net of commissions.

The continued development and testing of our technology to create market-ready products depends upon raising additional funds. We believe that we will require a total of approximately $5,000,000 in order to continue implementing our business plan during the fiscal year ending April 30, 2004, and anticipate needing an additional $5,000,000 for the year ending April 30, 2005. We believe we have sufficient authorized capital to raise $10 million during the coming two fiscal years, as our Certificate of Incorporation authorizes 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 10, 2003, there were 30,657,406 shares of common stock and no shares of preferred stock outstanding.

We plan to continue to utilize a combination of equity financings and government grants to fund our short-term growth and are currently engaged in discussions with respect to raising additional capital. On April 23, 2003 we registered shares of common stock for sale under the Securities Act of 1933 (Registration No. 333-101055). We may make public offerings in certain states. From day to day we have discussions with potential investors. However, we have no definitive plans or arrangements in place with respect to additional capital sources at this time. We have no lines of credit available to us at this time. There is no assurance that additional capital will be available when or if required.


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

We have committed to make at least $400,000 in additional capital expenditures during the current fiscal year ending April 30, 2004. If we obtain adequate financing, however, we may make more capital expenditures in order to further the development and testing of our technology and proposed products and to provide equipment and working capital necessary to manufacture our products.

RISKS RELATED TO OUR BUSINESS

WE UNDERSTAND THERE PRESENTLY IS A FORMAL SEC INQUIRY THAT RELATES TO INVESTORS IN OUR PREDECESSOR COMPANY ABOUT THE TIME OF THE REVERSE TAKEOVER TRANSACTION BETWEEN SLW ENTERPRISES INC. AND HIENERGY MICRODEVICES, INC.

We were first made aware by a reporter with the Dow Jones News Service that there may be an alleged relationship between an individual by the name of Phil Gurian, who had previously been convicted and awaits sentencing for previous alleged stock manipulation schemes, and a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies, Barry Alter. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in any wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse acquisition of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of SLW or HiEnergy Technologies or HiEnergy Microdevices. However, we believe that Mr. Gurian introduced other investors to SLW who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse acquisition knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. Please see the section entitled "Legal Proceedings." After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian. We continue the development of our technology and products. Thus far our efforts are proceeding undisturbed and without interruption. Naturally, we cooperated fully with the SEC's every request. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided over 3,000 pages of documents. As to the conclusions of the independent committee, please see "Legal Proceedings." We will also rely upon the SEC's investigation to help us determine whether and what kind of corporate legal action is appropriate. We anticipate that the SEC investigation will not be swiftly concluded.

The price of our stock declined precipitously in connection with the news story and our announcements concerning our independent investigation and the SEC investigation. A loss of value is understandable based on the incident itself. For instance, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our shareholders could lose confidence in us if they believe this incident is a result of unresolved problems. There may be material additional costs and expenses, such as legal expenses, that could be involved in sorting out these issues and assisting the SEC with such work. Much worse yet, this incident could materially damage the public's perception of us, and adverse public sentiment can materially adversely affect the market price of our common stock and our financial results. One of the possible effects on us could be a continuing depressed stock price, which may result in difficulty raising equity capital or the sale of equity at prices that are unfavorable to us. Current management may also consider instituting litigation as a result of any wrongdoing that is found. Such litigation could also involve material costs that could affect our financial position. These costs may include the cost of indemnifying the defendants or advancing costs to the defendants pending the outcome of the suit.

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2003, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,942,480. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern." Reports of independent auditors that mention substantial doubt about a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This qualified audit report, and the facts underlying the qualification, may make it challenging and difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned increases, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in HiEnergy Technologies, and not to invest in our common stock unless they can afford the potential loss of their investment.

IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED, AND OUR DEPENDENCE ON GOVERNMENTAL CUSTOMERS, AS WE ANTICIPATE, CAN REQUIRE LONGER THAN AVERAGE LEAD TIMES BEFORE SALES ARE MADE.

We have incurred net losses since our inception. For the quarter ended July 31, 2003, we reported a net loss available to common shareholders of approximately $1,743,619, as compared to a net loss available to common shareholders of approximately $910,312 for the quarter ended July 31, 2002. Our accumulated deficit through July 31, 2003 was approximately $10,725,239. We have financed operations to date through a combination of government funding and equity financing. We expect that our losses will continue in fiscal year 2004 and further into the future. We cannot assure you that we will attain profitable operations in the future. In the past, the cash available from financial sources has funded operations with aggregate losses of $10,725,239 and has left a small surplus of equity at July 31, 2003 of $282,954. It appears that our financial requirements until we can become breakeven are at least $15,000,000. One of the reasons for the continuation of anticipate losses is that we are highly dependent on governmental customers, which typically require long lead times, and regarding security have demonstrated the same characteristics.

ONE OF OUR FORMER DIRECTORS HAS DEMANDED THAT WE ADVANCE HIM EXPENSES OF DEALING WITH THE SEC'S INVESTIGATION.

Our former director Barry Alter has engaged his own separate legal counsel with respect to the SEC investigation regarding SLW Enterprises and is a recipient of what we understand to be an informal request from the SEC as to obtain documents from him in its investigation. Mr. Alter demanded that we advance him in excess of $24,000 in connection with the informal investigation that the SEC has conducted Mr. Alter brought an action against us in Delaware seeking payment of his costs and expenses, then subsequently informed us that the action had been voluntarily dismissed without prejudice. Mr. Alter could make further demands for advancement of expenses, and the voluntary dismissal of his action does not prevent him from initiating a new action to recover past, present, and future expenses from us. We will, if financially able, vigorously contest any such action by Mr. Alter and could also bring action against Mr. Alter for indemnity, breach of fiduciary duty, fraud and other relief. If it is determined that Mr. Alter's claim satisfies the conditions for advancement of expenses incurred in the SEC investigation, we may be obligated to advance any expenses, liabilities or losses incurred by him in connection with the investigation prior to a final determination whether Mr. Alter has satisfied the standard of conduct to justify indemnification. We could be subject to indemnification demands by Mr. Alter until there is a final judgment, which could be years away. See "Legal Proceedings" for more information.

FORMER DIRECTOR FAILED TO DISCLOSE OUTSIDE LEGAL PROCEEDINGS.

If certain legal proceedings involve a director of ours, and do not involve us whatsoever, we nevertheless are required to disclose them in Form 10-KSB pursuant to Item 401(d) of Regulation S-B. This Item relates specifically to any involvement of directors in outside legal proceedings, such as being an executive officer of any company declaring bankruptcy or, for instance, being subjected to certain kinds of judgments and injunctions. Gregory F. Gilbert, a former director of ours, had not disclosed to us, during the course of our preparation of our annual report on Form 10-KSB for the year ended April 30, 2002 and subsequent reports up to February 2003, that he was involved in certain legal proceedings. Because Mr. Gilbert had not disclosed the information to us, and we did not otherwise become aware of it, we could not include the information in any filings with the SEC prior to filing, on March 11, 2003, an amendment to our annual report on Form 10-KSB for the year ended April 30, 2002. The amendment disclosed additional biographical information about Mr. Gilbert. Mr. Gilbert was involved in several legal proceedings that were unknown to us at the times when we filed various reports with the SEC. Afterward we were made aware of a judgment that permanently restrains and enjoins Mr. Gilbert from violating the anti-fraud provisions of the Securities Exchange Act of 1934 and imposes a civil penalty of $100,000 on him. Specifically, we base our information on a "Final Judgment as to Gregory Gilbert" from the United States District Court for the District of Columbia dated May 7, 1999, in SEC v. Bio-Tech Industries, Inc., et al., Case No. 98 Civ. 2298; and based on a review of the civil docket for this case, we do not believe this judgment, as reinstated on or about July 20, 1999, has been reversed, suspended or vacated. We also determined, based on an SEC Litigation Release No. 16182 (June 9, 1999), that a predecessor to Hamilton-Biophile Companies, of which Mr. Gilbert is Chief Executive Officer, was affirmatively required to file its quarterly and annual reports under the Securities Exchange Act of 1934. Additionally, Hamilton-Biophile, including its predecessors, reported in its filings with the SEC that it had filed or had filed against it petitions for voluntary and involuntary bankruptcy during Mr. Gilbert's tenure as its Chief Executive Officer. We have seen no official evidence of a waiver of the filing requirements during the bankruptcy.

Certain kinds of legal proceedings perhaps may be considered especially relevant to a person's suitability to serve as a director of any public company. Shareholders could potentially assert that we acted negligently in failing to uncover an involvement of a director personally in such legal proceedings. We did unwittingly fail to apprise ourselves of the existence of these legal proceedings, but we feel we acted with a reasonable amount of caution, in that we circulated a standard questionnaire to directors and nominees and exercised due care. These matters never came to our attention. Nonetheless, our shareholders could lose confidence in our corporate governance practices if they believe this incident is a result of an unresolved problem of inadequate screening of potential nominees for the Board of Directors. Much worse yet, this incident could materially damage the public's perception of us, and adverse public sentiment can materially adversely affect the market price of our common stock and our financial results. Finally, the purchasers of common stock prior to our disclosure of the legal proceedings could claim that we are responsible for alleged monetary damages related to a decline in the market price of our stock.

PREVIOUS PURCHASERS OF OUR SECURITIES AND STOCKHOLDERS COULD ATTEMPT TO ASSERT CLAIMS AGAINST US FOR INADEQUATE DISCLOSURE.

In April, June and October 2002, we sold 5,204,248 shares of our presently outstanding common stock for gross proceeds of approximately $4,455,000 in private equity offerings. Facts related to Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described under "Former director failed to disclose outside legal proceedings," "We understand there is presently a formal SEC inquiry that relates to investors in our predecessor company about the time of the reverse acquisition transaction between SLW Enterprises Inc. and HiEnergy Microdevices, Inc." and "Legal Proceedings," were not known to us and were not disclosed in sales materials or filings with the SEC. We do not believe that the information was material, and we believe that we have valid defenses against liability under the Securities Act of 1933 (the "Securities Act"), the Securities Exchange Act of 1934 (the "Exchange Act") and other state and federal securities laws. However, if a court decides to the contrary, that could result in liability under the Securities Act to such purchasers or under the Securities Exchange Act of 1934 to stockholders, or under other state securities laws that may apply similar or different standards as the federal law. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable. These matters were disclosed to the stockholders and the public before the public offering became effective.

WE MAY BE ADVERSELY AFFECTED BY WEAKNESSES IN OUR INTERNAL CONTROLS.

A review by our management has determined that our internal controls suffer from inadequate policies and procedures. Deficiencies in the design and operation of our internal controls could adversely affect our ability to record, process, summarize and report material financial information or to regulate and govern misconduct. New management is committed to improving the state of our internal controls and their effectiveness. Deficiencies have been and are being addressed. Even if our management believes that disclosure controls and procedures are adequate, mistakes may occur. Such mistakes might have material adverse consequences to the Company. No assurance is possible that the Company will be able to make timely filings in every case.

WE HAVE A SINGLE INDIVIDUAL SERVING AS OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND TREASURER, AND LACK OF BREADTH AND DEPTH OR OTHER WEAKNESS IN THE BUSINESS AND FINANCIAL EXPERIENCE OF MANAGEMENT MAY IMPAIR OUR FINANCIAL AND BUSINESS PERFORMANCE.

The potential success of our business depends to a great extent on Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer, President, Treasurer, and Chief Scientific Officer. We have not obtained key man insurance with respect to Dr. Maglich or any of our executive officers. Although Dr. Maglich has ample experience in monitoring the research and development of our technology as Chief Scientific Officer, and ample previous experience managing large numbers of researchers in academia, including financial management, he has relatively little or no direct experience in business or financial matters other than past experience in the general management of the business and financial operations of the Company. Dr. Maglich's lack of previous experience in the area of management could adversely affect the existing and future operations of the Company. As a result, our future growth and success will depend in large part upon our need and ability to attract additional qualified management, scientific and professional personnel. The competition for qualified personnel in the technological industry is intense, and our inability to attract and retain additional key personnel could adversely affect our business and financial operations.

WE MUST PREDICT THE AMOUNT OF PHYSICAL SHIELDING REQUIRED IN OUR PRODUCT TO SATISFY PRESENT AND FUTURE NATIONAL, STATE AND LOCAL REGULATIONS.

For the time being, we will try to maintain a strategy to segregate the deployment of our technology from the general public. We anticipate a possible adverse public reaction to the concept of "neutron bombardment." We anticipate the need for neutron shielding to make our equipment satisfactory as a matter of health and safety in certain applications, such as airports, to shield personnel from anticipated levels of radiation bombardment. We have not determined the levels of shielding that are required, which may vary tremendously depending on the applicable regulations of the jurisdiction in which the system is installed. We believe that any public objections can ultimately be overcome through education. Our Chief Scientific Officer, Dr. Maglich, believes that our equipment's anticipated level of neutron radiation dose will result in 10 to 100 times less tissue damage than the level of x-ray radiation dose needed to accomplish baggage security screening. Fast neutrons, which are used in our technology, do not produce the same radioactive environment as thermal neutrons. Despite the relative safety of our technology, we propose to use our technology initially only for screening procedures that are remote from the general public (such as checked baggage) to avoid this adverse public reaction, instead of proposing to use our technology for check-in procedures (such as carry-on baggage screening). As public knowledge and awareness increase, we believe that the broader array of uses for our technology will become available. Concerns about safety may challenge our ability to generate revenues and adversely affect our financial position, cash flows and results of operations.

WE ARE A DEVELOPMENT STAGE COMPANY THAT HAS NOT COMMENCED COMMERCIAL OPERATIONS; WE ALSO EXPECT TO HAVE COMPETITION IN OUR FIELD; WE EXPECT OUR COMPETITORS TO HAVE MORE THOROUGHLY DEVELOPED FINANCIAL, SALES AND MARKETING PLANS THAN US; AND WE MAY NOT BE ABLE TO ACHIEVE POSITIVE CASH FLOWS.

We are a development  stage  company.  As a result,  we have limited  resources.
Also, our business model is still in an evolving stage. Since we have not commenced commercial operations, we do not have the benefit of the many years of experience that some other companies have. We anticipate responding to the markets that present themselves at the time our products are ready to be sold, and as such, our business and marketing approach may change from time to time. No assurances can be made that the changes in the marketing of our products will meet with success. Our business plan might benefit from modification and optimization if we had more past experience executing our own business strategies. Our potential ability to generate income is unproven. Our competitors are established companies with operating histories and substantial existing contracts and relationships with the potential customers for our products.

COMPETITION MAY ARISE AND OVERTAKE US BEFORE WE COMPLETE THE DEVELOPMENT AND TESTING OF OUR STOICHIOMETRIC TECHNOLOGY AND OUR DETECTION SYSTEMS ARE NOT COMPLETED WITHIN A REASONABLE PERIOD OF TIME.

Our competitors and potential competitors have greater financial resources. Also we anticipate that our competitors will have access to some of our technology because we have Small Business Innovation Research (SBIR) grant contracts. The federal government does not undertake to protect data or inventions from public disclosure beyond four (4) years after the term of our SBIR grant contract. The federal government might also create competition by utilizing its own right and license to our technology developed under the SBIR contract. The U.S. federal government has royalty-free rights in the products and data resulting from our federal government SBIR grants. We nevertheless own the data and title to the products resulting from our SBIR grants and are permitted to obtain patent protection. A delay in development or testing of our prototypes may result in foregone potential sources of investment or revenue. Laboratory experiments have demonstrated the basic capability of the stoichiometric technology. Our technology must now be converted into saleable products. Experiments to increase the efficacy of our technology are ongoing. If we are unable to complete the development of our technology and commence to manufacture at least one of our models of detection systems within a reasonable period of time and if other stoichiometric technologies are developed, we may miss the opportunity to capitalize on our lead-time to market. The development of products based on our technology may take longer, cost more or be more difficult than expected. Other enterprises are seeking to develop products with similar capabilities. Please see the separate section entitled "Competition" under the major heading "Description of Business."

IF WE ARE UNABLE TO SECURE ANTICIPATED FUNDING, WE MAY BE FORCED TO CURTAIL SPENDING FURTHER THAN ANTICIPATED.

We must secure enough funds to pay our current liabilities and fund the research and development of our products. We are currently in the process of negotiating several proposals with various government agencies for the development and use of our technology, which we believe will provide sources of funding for our operations for the foreseeable future. The government review and procurement process can be slow and unpredictable at times. However, management is highly confident as our products have performed well in all tests and demonstrations to date and been well received by these agencies. However, the government contracting process involves further steps, such as financial capability evaluations, that have caused the loss of such contracts to second bidders. Raising investment capital is a near-term necessity in order to pursue any government contracts. If we finance our needs with debt, the stockholders could receive nothing upon any foreclosure or material default. If we sell shares of preferred equity, the rights of the present stockholders would be subject to any senior rights of the preferred series of shares. If common equity financing is used to raise additional working capital, the ownership interests of our existing stockholders will be diluted.

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

We are dependent on the talent and resources of our key managers and employees. In particular, the success of our business depends to a great extent on Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer and Chief Scientific Officer. Dr. Maglich is the inventor of the stoichiometric technology and the three detection system prototypes being developed by us, and his services are critical to our success. We have not obtained key man insurance with respect to Dr. Maglich. The loss of Dr. Maglich may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock. Dr. Maglich is 75 years of age. We do not have a succession plan or a policy for succession; the Board of Directors of the Company would meet and name a successor or successors to offices held now by Dr. Maglich.

WE MAY HAVE INCREASING DIFFICULTY IN ATTRACTING AND INTERESTING OUTSIDE MEMBERS OF OUR BOARD OF DIRECTORS.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to obtain directors and officers liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board. The fees of directors will rise in response to increased exposure to such risks.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE ONE OF THE MATERIAL FACTORS TO OUR SUCCESS, THEIR VARIOUS LIMITATIONS, POTENTIAL FOR AVOIDANCE, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY OR MATERIAL LIMITATIONS OF OUR RIGHTS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION, EXCEPT TO THE EXTENT WE OTHERWISE CAN PROTECT OUR INTERESTS.

We do not solely rely on contractual rights, patents, copyrights or other legal protection of intellectual property for any aspect of our technology. Because the combination of contractual rights, patents and copyrights may only provide narrow protection of our proprietary rights, we also rely on the protection afforded by our trade secrets, rapid innovation and advancement of technology and scientific expertise. However, we believe that our products in development could benefit from patent protection. As a result, we have six pending patent applications: two pending with the United States Patent and Trademark Office; one pending under the Patent Cooperation Treaty; and one pending in each of Canada, Japan and Europe, only. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology and utilize it where we have no patents. The failure or inability to protect these rights and to fully exploit these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.

We may receive infringement claims from third parties relating to our anticipated products under development and related technologies. We intend to investigate the validity of any infringement claims that may be made against us and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into the products we are developing, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs in defending any legal action taken against us.

IF WE FAIL TO MANAGE EFFECTIVELY, IT COULD IMPAIR OUR HOPEFULLY SUCCESSFUL PROSPECTS IN BUSINESS OR OF A FINANCIAL NATURE.

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

The terrorist attacks in the United States and other countries have brought devastation to many people, shaken consumer confidence and disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military and civil action in response to such threat, may cause significant disruption to the global economy, including widespread recession. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will interfere with our efforts to raise additional capital to fund our operations through the development stage. If we are unable to raise a sufficient amount of capital due to economic conditions, we will not be able to finalize development of our detection systems under government contracts and to bring them to military, civil or commercial markets as planned.

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

OUR COMPETITORS COULD PURCHASE THE SAME COMPONENTS FROM OUR SUPPLIERS AND ATTEMPT TO COPY OUR PRODUCTS TO THE EXTENT NOT COVERED BY PATENT OR OTHER INTELLECTUAL PROPERTY RIGHTS.

We, like most companies, purchase components for our products from third party suppliers. We have patent applications pending that cover the combination of these components, but do not cover any of these components separately. Competitors could purchase the same components from the same suppliers and assemble similar products to the extent not prevented by our patent or other intellectual property rights. We cannot assure you that our competitors will not independently develop comparable or superior technologies using similar or identical components, or that our competitors will not obtain unauthorized access to our proprietary technology and utilize it where we have no patents or where our patents do not cover the competitor's technology. Areas of the world where we do not have patent applications include, for instance, the Middle East, Russia, Africa, and South America. We believe that we have applied for patents in countries where we expect the largest markets for our products and we intend to expand our patent portfolio. We have applied for patents in the United States, the European Union, Canada, and Japan and as improvements are made we intend to file also elsewhere for any potential patent protection.

ITEM 3.  CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Treasurer, Dr. Bogdan C. Maglich, with the assistance of other management personnel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that he is alerted on a timely basis to material information relating to HiEnergy Technologies (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act and that such information is recorded, processed and reported as and when required.

(B)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A (common stock) of HiEnergy Microdevices at $5.00 per share. Mr. Eckhouse filed a lawsuit against the Company, Microdevices and Dr. Bogdan Maglich on May 2, 2003 in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. We deny these allegations and are vigorously defending this lawsuit. We have demurred to the complaint, and our demurrer was granted; however the court also granted the plaintiff leave to amend his complaint.

After reading news reports that connected our reverse acquisition of HiEnergy Microdevices with known stock manipulators, our Board of Directors directed our President to hire a team of independent investigators to investigate whether the company or any of its officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former federal prosecutors, a former Assistant United States Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. The independent investigators reviewed disclosures we have made, reviewed other publicly available information, and conducted a number of interviews, including interviews with a person who had previously been involved in stock manipulation schemes and two of our directors who know him. The independent investigators have completed their investigation. Except as discussed in the next paragraph, the independent investigators have concluded the following:

           1.      The  independent   investigators   have  not  identified  any
                   evidence that our current executive management team engaged in any wrongdoing.

           2.      The  independent   investigators   have  not  identified  any
                   evidence of wrongdoing following the April 2002 reverse acquisition by SLW Enterprises of HiEnergy Microdevices

           3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by SLW Enterprises prior to the reverse merger.

           4. Our current officers and directors responded promptly and cooperated fully with the investigation.

As mentioned in item 3, above, the independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by SLW Enterprises prior to the April 2002 reverse acquisition. The independent investigators obtained evidence that some of our stockholders who purchased significant amounts of SLW Enterprises shares prior to the reverse acquisition knew or had business dealings with Phil Gurian, a person who had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as a director of the Company and for a short time as our interim President, was aware of these purchases of SLW Enterprises shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these SLW Enterprises shares and whether, if so, our former President and director had any knowledge of such control.

On May 27, 2003, Mr. Alter brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses he allegedly incurred in response to an SEC investigation that was exactly the same investigation that the Company answered, but Mr. Alter obtained separate legal counsel to represent him in connection with the investigation. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter voluntarily dismissed his action without prejudice.

From time to time, we may be subject to other routine litigation incidental in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

LIST OF SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED JULY 31, 2003

         o In May 2003, we issued warrants to purchase 50,000 shares of common stock, with an exercise price of $0.50 and a term of three years, to Dunwoody Brokerage Services as compensation for placement services, and in May 2003, we issued warrants to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $0.45 and a term of two years, to H.C. Wainwright & Co., Inc. and assigns as compensation for placement services. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

         o In May 2003, we issued 2,191,878 shares of common stock which includes 62,582 shares of common stock issued as penalty shares for late registration of common stock, to holders of Series A convertible, redeemable preferred stock who surrendered and exchanged their shares of Series A for common stock of the Company. We believe the issuance of securities was exempt under Section 3(a)(9) of the Securities Act.

         o In May 2003, we issued 91,526 shares of common stock to certain stockholders who invested in a private placement, dated October 29, 2002, to compensate them for the late registration of the common stock. We believe the issuance of securities was exempt as constituting a dividend rather than a sale.

         o In May 2003, we issued 34,000 shares of common stock to an investor who exercised warrants to purchase our common stock. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

         o In June 2003, we issued 11,178 shares of common stock to a former employee as payment of a bonus in accordance with her employment contract with the Company. We believe the issuance of securities was exempt under Section 4(2) under the Securities Act.

         o In May, June, and July 2003, we issued options to purchase an aggregate of 690,000 shares of common stock, 490,000 shares of common stock to employees and other service providers, with an exercise price of $0.75 and a term of six years; and 200,000 shares of common stock to other service providers, with an exercise price of $0.50 and a term of six years, pursuant to the HiEnergy Technologies 2003 Stock Incentive Plan. We believe the issuance of securities was exempt under Section 4(2) under the Securities Act.

ITEM 5.  OTHER INFORMATION

In September 2003, Mr. Bruce Del Mar resigned from the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
---------------- ---------------------------------------------------------------

3.3(10)          Certificate of  Elimination  of Series A Convertible  Preferred
                 Stock

10.1.1(10)       Addendum to Original  Lease  Agreement  dated  August 15, 2002, between the Registrant and Del Mar Avionics dated July 1, 2003


10.32.1(10)      Letter  dated  July 2003  terminating  agreement  with  Seabury
                 Transportation Advisors, LLC

10.47(10)        HiEnergy Technologies, Inc. 2003 Stock Option Plan*

10.48(10)        HiEnergy Technologies, Inc. Form of Stock Option Agreement*

10.49(10)        Yocca,  Patch & Yocca, LLP Stock Purchase  Agreement dated June
                 16, 2003

10.50(10)        Richard Melnick Stock Purchase Agreement dated June 18, 2003

10.51(10)        Jeffrey Herman Stock Purchase Agreement dated June 23, 2003

10.52(10)        Form of Stock  Purchase  Agreement  dated  August 2003  between
                 HiEnergy Technologies, Inc. and purchase of common stock and warrants

10.53(10)        Form of Warrant  Certificate dated August 2003 between HiEnergy
                 Technologies, Inc. and the purchasers of common stock and warrants

10.54(10)        International Distribution Agreement between the Registrant and
                 Electronic  Equipment  Marketing Company (EEMCO) dated July 28,
                 2003

31.1 Certification of Chief Executive Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management compensatory plan or arrangement.

(10) Filed on September 3, 2003 as an exhibit to HiEnergy Technologies' post-effective amendment no. 1 to its registration statement on Form SB-2 (File No. 333-101055), and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

On June 20, 2003, we filed a report on Form 8-K dated June 20, 2003. The report disclosed under Item 9 that we had engaged a German-based business & financial consultant, that we had engaged a German investor relations firm, and that our stock was listed on the Berlin Stock Exchange.

On June 11, 2003, we filed a report on Form 8-K dated June 10, 2003. The report disclosed under Item 5 that the Company's $200,000 contract with the Navy had not been granted on financial grounds, that the Company's device scored 100% in tests of explosive detection through steel, and that the Company was initiating a "carbomb finder" counter-terrorism product.

On May 19, 2003, we filed a report on Form 8-K dated May 16, 2003. The report disclosed under Item 5 the results of our exchange offer to the holders of our Series A Preferred Stock.

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

                                           HIENERGY TECHNOLOGIES, INC.



Date:    SEPTEMBER 12, 2003                By: /S/ B. C. MAGLICH
      ------------------------                 ------------------------------
                                               Name: Bogdan C. Maglich
                                               Title: Chief Executive Officer
                                                      and President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
---------------- ---------------------------------------------------------------

3.3(10)          Certificate of  Elimination  of Series A Convertible  Preferred
                 Stock

10.1.1(10)       Addendum to Original  Lease  Agreement  dated  August 15, 2002, between the Registrant and Del Mar Avionics dated July 1, 2003


10.32.1(10)      Letter  dated  July 2003  terminating  agreement  with  Seabury
                 Transportation Advisors, LLC

10.47(10)        HiEnergy Technologies, Inc. 2003 Stock Option Plan*

10.48(10)        HiEnergy Technologies, Inc. Form of Stock Option Agreement*

10.49(10)        Yocca,  Patch & Yocca, LLP Stock Purchase  Agreement dated June
                 16, 2003

10.50(10)        Richard Melnick Stock Purchase Agreement dated June 18, 2003

10.51(10)        Jeffrey Herman Stock Purchase Agreement dated June 23, 2003

10.52(10)        Form of Stock  Purchase  Agreement  dated  August 2003  between
                 HiEnergy Technologies, Inc. and purchase of common stock and warrants

10.53(10)        Form of Warrant  Certificate dated August 2003 between HiEnergy
                 Technologies, Inc. and the purchasers of common stock and warrants

10.54(10)        International Distribution Agreement between the Registrant and
                 Electronic  Equipment  Marketing Company (EEMCO) dated July 28,
                 2003

31.1 Certification of Chief Executive Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management compensatory plan or arrangement.


(10) Filed on September 3, 2003 as an exhibit to HiEnergy Technologies' post-effective amendment no. 1 to its registration statement on Form SB-2 (File No. 333-101055), and incorporated herein by reference.