Form 10QSB
period 2003-10-31
HIENERGY TECHNOLOGIES INC
filed 2003-12-16
CIK 1112424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003
                                                ----------------


// TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________

                        Commission file number: 0 - 32093
                                                ---------


                           HIENERGY TECHNOLOGIES, INC.
                     -------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                         91-2022980
------------------------------                 ---------------------------------
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization


                  1601B Alton Parkway, Irvine, California 92606
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (949) 757-0855
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2003, the issuer had 31,218,611 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes   No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2003

PART I - FINANCIAL INFORMATION                                                                         PAGE
Item 1     Financial Statements..........................................................................1

           Consolidated Balance Sheets as of April 30, 2003 and October 31, 2003 (unaudited)

           Consolidated Statements of Operations for the three months and six months ended October 31, 2003 and 2002 (unaudited) and for the Period from August 21, 1995 (Inception) to October 31, 2003 (unaudited)

           Consolidated Statements of Shareholders' Equity for the Period from
           August 21, 1995 (Inception) to October 31, 2003 (unaudited)

           Consolidated Statements of Cash Flows for the six months ended
           October 31, 2003 and 2002 (unaudited) and for the Period from August
           21, 1995 (Inception) to October 31, 2003 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)

Item 2     Management's Discussion and Analysis or Plan of Operation....................................28

Item 3     Controls and Procedures......................................................................48

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................47

Item 2     Changes in Securities........................................................................48

Item 3     Default Upon Senior Securities...............................................................49

Item 4     Submission of Matters to a Vote to Security Holders..........................................49

Item 5     Other Information............................................................................50

Item 6     Exhibits and Reports on Form 8-K.............................................................50

SIGNATURES .............................................................................................52

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                 OCTOBER 31, 2003 (UNAUDITED) AND APRIL 30, 2003
-------------------------------------------------------------------------------

                                      ASSETS
                                                                                          October 31,      April 30,
                                                                                            2003             2003
                                                                                        ------------      ------------
CURRENT ASSETS                                                                          (unaudited)
    Cash and cash equivalents                                                           $    259,746      $     35,774
    Restricted cash                                                                               --            71,234
    Subscription receivable                                                                       --           443,482
    Accounts receivable                                                                       34,583            34,583
    Other current assets                                                                     202,246           427,650
                                                                                        ------------      ------------

       Total current assets                                                                  496,575         1,012,723

PROPERTY AND EQUIPMENT, net                                                                  561,496           504,424
OTHER ASSETS                                                                                      --           295,948
                                                                                        ------------      ------------

TOTAL ASSETS                                                                            $  1,058,071      $  1,813,095
                                                                                        ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                          October 31,      April 30,
                                                                                            2003             2003
                                                                                        ------------      ------------
CURRENT LIABILITIES
    Accounts payable                                                                    $    448,183      $    670,895
    Accrued expenses                                                                          65,961             1,600
    Accrued payroll and payroll taxes                                                         68,757            28,525
    Accrued interest                                                                          46,000            35,288
    Notes payable - related parties                                                           85,000            85,000
    Convertible notes payable - related parties                                              449,746            57,117
                                                                                        ------------      ------------

       Total current liabilities                                                           1,163,647           878,425
                                                                                        ------------      ------------

MINORITY INTEREST IN SUBSIDIARY                                                               18,923            18,923
                                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
    Series A convertible, redeemable preferred stock 8% dividends, voting rights, liquidation preference $10,000 per share, 345 shares authorized
       0 (unaudited) and 95.82 shares issued and outstanding                                      --                 1
    Common stock, $0.001 par value
       100,000,000 shares authorized
       30,868,666 (unaudited) and 25,525,882 shares
          issued and outstanding                                                              30,868            25,525
    Additional paid-in capital                                                            12,194,682         9,837,437
    Committed common stock, 0 (unaudited) and
       76,937 outstanding                                                                         --            34,404
    Deficit accumulated during the development stage                                     (12,350,049)       (8,981,620)
                                                                                        ------------      ------------

             Total shareholders' equity (deficit)                                           (124,499)          915,747
                                                                                        ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  1,058,071      $  1,813,095
                                                                                        ============      ============

   The accompanying notes are an integral part of these financial statements

                                                     HIENERGY TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED),
             FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED), AND FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2003 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                               For the
                                                                                                             Period from
                                                                                                             August 21,
                                          Three Months Ended                   Six Months Ended                 1995
                                    -------------------------------     -----------------------------      (Inception) to
                                     October 31,       October 31,       October 31,      October 31,        October 31,
                                       2003               2002              2003              2002              2003
                                    ------------      ------------      ------------      ------------      ------------
                                     (unaudited)       (unaudited)       (unaudited)       (unaudited)       (unaudited)
OPERATING EXPENSES
     General and administration        1,378,873           867,170         2,407,113         1,386,315         8,316,177
     Research and development            238,755           134,558           337,077           301,153         2,294,756
                                    ------------      ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES               1,617,628         1,001,728         2,744,190         1,687,468        10,610,933

LOSS FROM OPERATIONS                  (1,617,628)       (1,001,728)       (2,744,190)       (1,687,468)      (10,610,933)
                                    ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income                         519             1,200               883             3,358             8,769
     Interest expense                     (7,701)           (2,385)          (12,926)           (5,405)          (53,836)
     Financing expense                        --                --                --          (223,710)         (223,710)
     Other income                             --                --                --                --               231
                                    ------------      ------------      ------------      ------------      ------------

Total other income
     (expense)                            (7,182)           (1,185)          (12,043)         (225,757)         (268,546)
                                    ------------      ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION
     FOR INCOME TAXES                 (1,624,810)       (1,002,913)       (2,756,233)       (1,913,225)      (10,879,479)

PROVISION FOR INCOME
     TAXES                                    --                --               800                --            13,383
                                    ------------      ------------      ------------      ------------      ------------

NET LOSS                            $ (1,624,810)     $ (1,002,913)     $ (2,757,033)     $ (1,913,225)     $(10,892,862)

BENEFICIAL CONVERSION
     FEATURE GRANTED ON
     PREFERRED STOCK                          --          (767,431)               --          (767,431)         (767,431)

PREFERRED STOCK
     DIVIDENDS                                --           (78,360)         (611,396)          (78,360)         (689,756)
                                    ------------      ------------      ------------      ------------      ------------

NET LOSS AVAILABLE TO
     COMMON
     SHAREHOLDERS                   $ (1,624,810)     $ (1,848,704)     $ (3,368,429)     $ (2,759,016)     $(12,350,049)
                                    ============      ============      ============      ============      ============

NET LOSS PER SHARE                  $      (0.05)     $      (0.04)     $      (0.10)     $      (0.08)
                                    ============      ============      ============      ============

BENEFICIAL CONVERSION
     FEATURE GRANTED ON
     PREFERRED STOCK
     PER SHARE                      $         --      $      (0.03)     $         --      $      (0.03)
                                    ============      ============      ============      ============

PREFERRED STOCK
     DIVIDENDS PER SHARE            $         --      $      (0.01)     $      (0.02)     $      (0.01)
                                    ============      ============      ============      ============

BASIC AND DILUTED LOSS
     AVAILABLE TO COMMON
     SHAREHOLDERS PER
     SHARE                          $      (0.05)     $      (0.08)     $      (0.12)     $      (0.12)
                                    ============      ============      ============      ============

BASIC AND DILUTED
     WEIGHTED-AVERAGE
     COMMON SHARES
     OUTSTANDING                      30,199,605        22,973,597        29,028,467        22,783,343
                                    ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  Price per            Series A Convertible,
                                                                   Equity           Redeemable Preferred Stock
                                                     Date           Unit              Shares            Amount
                                                   --------     -------------      ------------      ------------
BALANCE, AUGUST 21, 1995 (INCEPTION)                                                         --      $         --

RECAPITALIZATION UPON REVERSE MERGER
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (1)     $       0.01
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, APRIL 30, 1996                                                                      --                --

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (2)     $       0.01
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, APRIL 30, 1997                                                                      --                --

ISSUANCE OF COMMON STOCK FOR CASH                  03/23/98     $        0.05
ISSUANCE OF COMMON STOCK FOR CASH                  03/25/98     $        0.11
ISSUANCE OF COMMON STOCK FOR CASH                       (3)     $        0.14
ISSUANCE OF COMMON STOCK FOR CASH                  10/14/97     $        0.22
ISSUANCE OF COMMON STOCK FOR CASH                       (3)     $        0.28
ISSUANCE OF COMMON STOCK FOR CASH                  09/04/97     $        0.35
ISSUANCE OF COMMON STOCK FOR CASH                  12/17/97     $        0.49
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (3)     $        0.01
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, APRIL 30, 1998                                                                      --                --

ISSUANCE OF COMMON STOCK FOR CASH                       (4)     $        0.28
ISSUANCE OF COMMON STOCK FOR CASH                  10/01/98     $        0.36
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99     $        0.38
ISSUANCE OF COMMON STOCK FOR CASH                  10/30/98     $        0.56
ISSUANCE OF COMMON STOCK FOR CASH                  03/17/99     $        0.57
ISSUANCE OF COMMON STOCK FOR CASH                  01/08/99     $        0.72
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $        0.75
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $        0.78
ISSUANCE OF COMMON STOCK FOR CASH                  11/24/98     $        0.89
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $        0.93
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99     $        1.41
ISSUANCE OF COMMON STOCK FOR CASH                  05/05/98     $        1.64
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $        2.80
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (4)     $        0.02
NET LOSS
                                                                -------------      ------------      ------------
BALANCE, APRIL 30, 1999                                                                      --                --

ISSUANCE OF COMMON STOCK FOR CASH                  06/28/99     $        0.02
ISSUANCE OF COMMON STOCK FOR CASH                  05/03/99     $        0.10
ISSUANCE OF COMMON STOCK FOR CASH                  07/14/99     $        0.28
ISSUANCE OF COMMON STOCK FOR CASH                  11/30/99     $        0.39
ISSUANCE OF COMMON STOCK FOR CASH                  07/12/99     $        0.52
ISSUANCE OF COMMON STOCK FOR CASH                       (5)     $        0.56
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00     $        0.72
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00     $        0.89
ISSUANCE OF COMMON STOCK FOR CASH                       (5)     $        0.46
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (5)     $        0.04
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, APRIL 30, 2000                                                                      --                --

ISSUANCE OF COMMON STOCK FOR CASH                  09/28/00     $        0.24
ISSUANCE OF COMMON STOCK FOR CASH                       (6)     $        0.24
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (6)     $        0.10
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, APRIL 30, 2001                                                                      --                --

ISSUANCE OF COMMON STOCK FOR CASH                       (7)     $        0.22
ISSUANCE OF COMMON STOCK FOR CASH                  03/13/02     $        0.24
ISSUANCE OF COMMON STOCK FOR CASH                       (7)     $        0.45
ISSUANCE OF COMMON STOCK FOR CASH                  07/31/01     $        1.12
ISSUANCE OF COMMON STOCK FOR CASH                       (7)     $        0.26
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (7)     $        0.05
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                            04/30/02     $        1.00
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, APRIL 30, 2002                                                                      --                --

ISSUANCE OF PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                 10/31/03     $    8,173.18             97.93      $          1
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03     $        0.32
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03     $        0.33
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03     $        0.40
ISSUANCE OF COMMON STOCK
     IN PRIVATE PLACEMENT FOR CASH                 10/07/03     $        1.26
OFFERING COSTS
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                         01/27/03                              (2.11)
ISSUANCE OF COMMON STOCK
     IN CASHLESS EXERCISE OF
     WARRANTS                                      01/02/03
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED AS A BONUS                               (8)     $        1.35
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED FOR SERVICES
     RENDERED                                      04/21/03     $        0.65
DIVIDENDS ON PREFERRED STOCK                       10/31/03
BENEFICIAL CONVERSION FEATURE
     GRANTED IN CONNECTION WITH
     ISSUANCE OF PREFERRED
     STOCK                                         10/31/03
CONVERSION OF CONVERTIBLE
     NOTES PAYABLE - RELATED
     PARTIES INTO COMMON
     STOCK                                         07/18/03     $        1.00
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                          05/31/02     $        1.49
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/12/02     $        1.52
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/01/02     $        0.47
STOCK OPTIONS ISSUED AS COMPENSATION               02/11/08     $        0.13
STOCK OPTIONS ISSUED AS COMPENSATION               09/25/02     $        1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                09/25/02     $        1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                12/19/02     $        0.55
WARRANTS ISSUED FOR SERVICES RENDERED              12/09/02     $        0.65
WARRANTS ISSUED FOR SERVICES RENDERED              02/17/03     $        1.63
WARRANTS ISSUED FOR SERVICES RENDERED              04/28/03     $        0.37
WARRANTS ISSUED FOR TERMINATION OF CONTRACT        12/09/02     $        1.56
AMORTIZATION OF DEFERRED COMPENSATION
REVERSAL OF DEFERRED COMPENSATION
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY
NET LOSS
                                                                                   ------------      ------------

BALANCE, APRIL 30, 2003                                                                   95.82                 1
                                                                                   ============      ============

Issuance of common stock for cash                  06/24/03     $        0.33
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED     06/24/03     $        0.33
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED     05/13/03     $        0.48
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF SERIES A PREFERRED STOCK                   05/16/03                              (95.82)     $         (1)
DIVIDENDS ON PREFERRED STOCK                       05/16/03
ISSUANCE OF COMMON STOCK AS PENALTY SHARES         05/16/03
ISSUANCE OF COMMITTED COMMON STOCK                 05/21/03
ISSUANCE OF COMMITTED COMMON STOCK                 06/19/03
ISSUANCE OF COMMON STOCK ON EXERCISE OF
     WARRANTS                                      05/27/03
WARRANTS ISSUED FOR SERVICES RENDERED              05/16/03     $        0.40
WARRANTS ISSUED FOR SERVICES RENDERED              05/01/03     $        0.32
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/16/03     $        0.45
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         05/16/03     $        0.38
ISSUANCE OF COMMITTED COMMON STOCK                 08/14/03
ISSUANCE OF COMMON STOCK FOR CASH                  08/15/03     $        0.45
ISSUANCE OF COMMON STOCK FOR CASH                  08/20/03     $        0.52
ISSUANCE OF COMMON STOCK FOR CASH                  08/25/03     $        0.69
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/27/03     $        1.03
ISSUANCE OF COMMON STOCK FOR CASH                  08/28/03     $        0.69
ISSUANCE OF COMMON STOCK FOR CASH                  08/29/03     $        0.69
ISSUANCE OF COMMON STOCK FOR CASH, NET OF
     COMMISSION OF $40,000                         08/29/03     $        0.69
ISSUANCE OF COMMON STOCK AS PENALTY SHARES         10/15/03
ISSUANCE OF COMMON STOCK FOR CASH                  10/27/02     $        0.95
NET LOSS
                                                                -------------      ------------      ------------

BALANCE, OCTOBER 31, 2003 (UNAUDITED)                                                        --      $         --
                                                                -------------      ------------      ------------

(1) Multiple transactions valued at the per share price in the year ended April 30, 1996
(2) Multiple transactions valued at the per share price in the year ended April 30, 1997
(3) Multiple transactions valued at the per share price in the year ended April 30, 1998
(4) Multiple transactions valued at the per share price in the year ended April 30, 1999
(5) Multiple transactions valued at the per share price in the year ended April 30, 2000
(6) Multiple transactions valued at the per share price in the year ended April 30, 2001
(7) Multiple transactions valued at the per share price in the year ended April 30, 2002
(8) Multiple transactions valued at the per share price in the year ended April 30, 2003


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 Additional        Committed
                                                                     Common Stock                  Paid-in          Common
                                                     Date       Shares            Amount           Capital           Stock
                                                   --------  ------------      ------------      ------------      ------------
BALANCE, AUGUST 21, 1995 (INCEPTION)                                   --      $         --      $         --      $         --

RECAPITALIZATION UPON REVERSE MERGER                            6,470,000             6,470            (6,456)
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (1)       734,771               735             7,495
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 1996                                         7,204,771             7,205             1,039                --

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (2)         3,219                 3                33
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 1997                                         7,207,990             7,208             1,072                --

ISSUANCE OF COMMON STOCK FOR CASH                  03/23/98        45,603                46             2,206
ISSUANCE OF COMMON STOCK FOR CASH                  03/25/98         4,470                 4               496
ISSUANCE OF COMMON STOCK FOR CASH                       (3)       111,771               112            15,513
ISSUANCE OF COMMON STOCK FOR CASH                  10/14/97        89,417                89            19,911
ISSUANCE OF COMMON STOCK FOR CASH                       (3)       293,466               293            81,757
ISSUANCE OF COMMON STOCK FOR CASH                  09/04/97         8,942                 9             3,115
ISSUANCE OF COMMON STOCK FOR CASH                  12/17/97        42,920                43            20,957
                                                        (3)     1,451,928             1,452            15,598
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 1998                                         9,256,507             9,257           160,625                --

ISSUANCE OF COMMON STOCK FOR CASH                       (4)       116,241               116            32,364
ISSUANCE OF COMMON STOCK FOR CASH                  10/01/98        13,815                14             4,986
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99         9,389                 9             3,591
ISSUANCE OF COMMON STOCK FOR CASH                  10/30/98        13,413                13             7,487
ISSUANCE OF COMMON STOCK FOR CASH                  03/17/99        17,883                18            10,182
ISSUANCE OF COMMON STOCK FOR CASH                  01/08/99        44,708                45            32,355
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98         3,353                 3             2,497
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98         8,942                 9             6,991
ISSUANCE OF COMMON STOCK FOR CASH                  11/24/98        11,177                11             9,989
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98         2,683                 3             2,497
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99         4,471                 4             6,296
ISSUANCE OF COMMON STOCK FOR CASH                  05/05/98        17,883                18            29,232
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98           894                 1             2,499
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (4)     2,167,620             2,167            47,592
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 1999                                        11,688,979            11,688           359,182                --

ISSUANCE OF COMMON STOCK FOR CASH                  06/28/99         4,471      $          4      $         96
ISSUANCE OF COMMON STOCK FOR CASH                  05/03/99        35,767                36             3,631
ISSUANCE OF COMMON STOCK FOR CASH                  07/14/99        44,708                45            12,455
ISSUANCE OF COMMON STOCK FOR CASH                  11/30/99        53,650                54            20,946
ISSUANCE OF COMMON STOCK FOR CASH                  07/12/99         2,861                 3             1,497
ISSUANCE OF COMMON STOCK FOR CASH                       (5)       232,484               232           129,768
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00         2,794                 3             1,997
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00         8,383                 8             7,492
ISSUANCE OF COMMON STOCK FOR CASH                       (5)       253,430               253           117,126
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (5)     1,914,570             1,915            83,322
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 2000                                        14,242,097            14,242           737,512                --

ISSUANCE OF COMMON STOCK FOR CASH                  09/28/00        21,214                21             4,979
ISSUANCE OF COMMON STOCK FOR CASH                       (6)       444,223               444           104,286
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (6)       371,035               371            36,097
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 2001                                        15,078,569            15,078           882,874                --

ISSUANCE OF COMMON STOCK FOR CASH                       (7)       517,723               518           115,282
ISSUANCE OF COMMON STOCK FOR CASH                  03/13/02        10,283                10             2,410
ISSUANCE OF COMMON STOCK FOR CASH                       (7)        44,708                45            19,955
ISSUANCE OF COMMON STOCK FOR CASH                  07/31/01         8,942                 9             9,991
ISSUANCE OF COMMON STOCK FOR CASH                       (7)       130,415               130            33,219
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (7)     5,059,560             5,060           227,110
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                            04/30/02     1,225,000             1,225         1,223,775
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 2002                                        22,075,200            22,075         2,514,616                --

ISSUANCE OF PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                 10/31/03                                      $    800,399
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03       700,000      $        700           219,800
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03       700,000               700           228,300
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03        10,000                10             3,972
ISSUANCE OF COMMON STOCK
     IN PRIVATE PLACEMENT FOR CASH                 10/07/03     1,849,934             1,850         2,320,556
OFFERING COSTS                                                                                       (196,793)
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                         01/27/03        18,336                18               (18)
ISSUANCE OF COMMON STOCK
     IN CASHLESS EXERCISE OF
     WARRANTS                                      01/02/03        33,909                34               (34)
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED AS A BONUS                               (8)        11,178                11            21,339      $     17,549
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED FOR SERVICES
     RENDERED                                      04/21/03        21,277                21            10,288             9,691
DIVIDENDS ON PREFERRED STOCK                       10/31/03        68,150                68            78,292
BENEFICIAL CONVERSION FEATURE
     GRANTED IN CONNECTION WITH
     ISSUANCE OF PREFERRED
     STOCK                                         10/31/03                                           767,431
CONVERSION OF CONVERTIBLE
     NOTES PAYABLE - RELATED
     PARTIES INTO COMMON
     STOCK                                         07/18/03        37,898                38            37,858
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                          05/31/02                                           223,710
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/12/02                                           761,007
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/01/02                                           187,163
STOCK OPTIONS ISSUED AS COMPENSATION               02/11/08                                            59,373
STOCK OPTIONS ISSUED AS COMPENSATION               09/25/02                                         3,305,542
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                09/25/02                                            50,000
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                12/19/02                                            15,000
WARRANTS ISSUED FOR SERVICES RENDERED              12/09/02                                           162,792
WARRANTS ISSUED FOR SERVICES RENDERED              02/17/03                                      $    130,712
WARRANTS ISSUED FOR SERVICES RENDERED              04/28/03                                            18,284
WARRANTS ISSUED FOR TERMINATION OF CONTRACT        12/09/02                                           390,409
AMORTIZATION OF DEFERRED COMPENSATION
REVERSAL OF DEFERRED COMPENSATION                                                                  (2,272,561)
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY                                                                            $      7,164
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, APRIL 30, 2003                                        25,525,882            25,525         9,837,437            34,404
                                                             ============      ============      ============      ============

Issuance of common stock for cash                  06/24/03       600,000      $        600      $    199,400
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED     06/24/03       300,000               300            99,700
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED     05/13/03        45,000                45            21,555
ISSUANCE OF COMMON STOCK CASHLESS CONVERSION
     OF SERIES A PREFERRED STOCK                   05/16/03     2,191,878             2,192            (2,192)
DIVIDENDS ON PREFERRED STOCK                       05/16/03                                           611,396
ISSUANCE OF COMMON STOCK AS PENALTY SHARES         05/16/03        91,526                92               (92)
ISSUANCE OF COMMITTED COMMON STOCK                 05/21/03        20,000                20             9,671      $     (9,691)
ISSUANCE OF COMMITTED COMMON STOCK                 06/19/03        11,178                11            17,538           (17,549)
ISSUANCE OF COMMON STOCK ON EXERCISE OF
     WARRANTS                                      05/27/03        34,000                34               306
WARRANTS ISSUED FOR SERVICES RENDERED              05/16/03                                            60,518
WARRANTS ISSUED FOR SERVICES RENDERED              05/01/03                                            15,864
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/16/03                                            89,760
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         05/16/03                                            11,348
ISSUANCE OF COMMITTED COMMON STOCK                 08/14/03        44,705                45             7,119            (7,164)
ISSUANCE OF COMMON STOCK FOR CASH                  08/15/03       222,222               222            99,778
ISSUANCE OF COMMON STOCK FOR CASH                  08/20/03       400,000               400           207,600
ISSUANCE OF COMMON STOCK FOR CASH                  08/25/03       272,464               272           187,728
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/27/03                                            41,356
ISSUANCE OF COMMON STOCK FOR CASH                  08/28/03        86,957                87            59,913
ISSUANCE OF COMMON STOCK FOR CASH                  08/29/03       144,928               145            99,855
ISSUANCE OF COMMON STOCK FOR CASH, NET OF
     COMMISSION OF $40,000                         08/29/03       666,666               667           459,333
ISSUANCE OF COMMON STOCK AS PENALTY SHARES         10/15/03       148,260               148              (148)
ISSUANCE OF COMMON STOCK FOR CASH                  10/27/02        63,000                63            59,939
NET LOSS
                                                             ------------      ------------      ------------      ------------

BALANCE, OCTOBER 31, 2003 (UNAUDITED)                          30,868,666      $     30,868      $ 12,194,682      $         --
                                                             ------------      ------------      ------------      ------------

(1) Multiple transactions valued at the per share price in the year ended April 30, 1996
(2) Multiple transactions valued at the per share price in the year ended April 30, 1997
(3) Multiple transactions valued at the per share price in the year ended April 30, 1998
(4) Multiple transactions valued at the per share price in the year ended April 30, 1999
(5) Multiple transactions valued at the per share price in the year ended April 30, 2000
(6) Multiple transactions valued at the per share price in the year ended April 30, 2001
(7) Multiple transactions valued at the per share price in the year ended April 30, 2002
(8) Multiple transactions valued at the per share price in the year ended April 30, 2003


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Accumulated
                                                                                  during the
                                                                 Deferred        Development
                                                     Date      Compensation         Stage             Total
                                                   --------    ------------      ------------      ------------
BALANCE, AUGUST 21, 1995 (INCEPTION)                           $         --                --      $         --

RECAPITALIZATION UPON REVERSE MERGER                                                                         14
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (1)                                               8,230
NET LOSS                                                                         $    (39,387)          (39,387)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 1996                                                  --           (39,387)          (31,143)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (2)                                                  36
NET LOSS                                                                             (110,004)         (110,004)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 1997                                                  --          (149,391)         (141,111)

ISSUANCE OF COMMON STOCK FOR CASH                  03/23/98                                               2,252
ISSUANCE OF COMMON STOCK FOR CASH                  03/25/98                                                 500
ISSUANCE OF COMMON STOCK FOR CASH                       (3)                                              15,625
ISSUANCE OF COMMON STOCK FOR CASH                  10/14/97                                              20,000
ISSUANCE OF COMMON STOCK FOR CASH                       (3)                                              82,050
ISSUANCE OF COMMON STOCK FOR CASH                  09/04/97                                               3,124
ISSUANCE OF COMMON STOCK FOR CASH                  12/17/97                                              21,000
                                                        (3)                                              17,050
NET LOSS                                                                             (293,019)         (293,019)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 1998                                                  --          (442,410)         (272,528)

ISSUANCE OF COMMON STOCK FOR CASH                       (4)                                              32,480
ISSUANCE OF COMMON STOCK FOR CASH                  10/01/98                                               5,000
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99                                               3,600
ISSUANCE OF COMMON STOCK FOR CASH                  10/30/98                                               7,500
ISSUANCE OF COMMON STOCK FOR CASH                  03/17/99                                              10,200
ISSUANCE OF COMMON STOCK FOR CASH                  01/08/99                                              32,400
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98                                               2,500
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98                                               7,000
ISSUANCE OF COMMON STOCK FOR CASH                  11/24/98                                              10,000
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98                                               2,500
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99                                               6,300
ISSUANCE OF COMMON STOCK FOR CASH                  05/05/98                                              29,250
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98                                               2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (4)                                              49,759
NET LOSS                                                                             (272,426)         (272,426)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 1999                                                  --          (714,836)         (343,965)

ISSUANCE OF COMMON STOCK FOR CASH                  06/28/99                                        $        100
ISSUANCE OF COMMON STOCK FOR CASH                  05/03/99                                               3,667
ISSUANCE OF COMMON STOCK FOR CASH                  07/14/99                                              12,500
ISSUANCE OF COMMON STOCK FOR CASH                  11/30/99                                              21,000
ISSUANCE OF COMMON STOCK FOR CASH                  07/12/99                                               1,500
ISSUANCE OF COMMON STOCK FOR CASH                       (5)                                             130,000
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00                                               2,000
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00                                               7,500
ISSUANCE OF COMMON STOCK FOR CASH                       (5)                                             117,379
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (5)                                              85,237
NET LOSS                                                                         $   (332,131)         (332,131)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 2000                                                  --        (1,046,967)         (295,213)

ISSUANCE OF COMMON STOCK FOR CASH                  09/28/00                                               5,000
ISSUANCE OF COMMON STOCK FOR CASH                       (6)                                             104,730
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (6)                                              36,468
NET LOSS                                                                             (288,067)         (288,067)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 2001                                                  --        (1,335,034)         (437,082)

ISSUANCE OF COMMON STOCK FOR CASH                       (7)                                             115,800
ISSUANCE OF COMMON STOCK FOR CASH                  03/13/02                                               2,420
ISSUANCE OF COMMON STOCK FOR CASH                       (7)                                              20,000
ISSUANCE OF COMMON STOCK FOR CASH                  07/31/01                                              10,000
ISSUANCE OF COMMON STOCK FOR CASH                       (7)                                              33,349
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (7)                                             232,170
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                            04/30/02                                           1,225,000
NET LOSS                                                                           (1,389,530)       (1,389,530)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 2002                                                  --        (2,724,564)         (187,873)

ISSUANCE OF PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                 10/31/03                                        $    800,399
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03                                             220,500
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03                                             229,000
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                  04/30/03                                               3,982
ISSUANCE OF COMMON STOCK
     IN PRIVATE PLACEMENT FOR CASH                 10/07/03                                           2,322,406
OFFERING COSTS                                                                                        (196,793)
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                         01/27/03                                                  --
ISSUANCE OF COMMON STOCK
     IN CASHLESS EXERCISE OF
     WARRANTS                                      01/02/03                                                  --
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED AS A BONUS                               (8)                                              38,899
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED FOR SERVICES
     RENDERED                                      04/21/03                                              20,000
DIVIDENDS ON PREFERRED STOCK                       10/31/03                      $    (78,360)               --
BENEFICIAL CONVERSION FEATURE
     GRANTED IN CONNECTION WITH
     ISSUANCE OF PREFERRED
     STOCK                                         10/31/03                          (767,431)               --
CONVERSION OF CONVERTIBLE
     NOTES PAYABLE - RELATED
     PARTIES INTO COMMON
     STOCK                                         07/18/03                                              37,896
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                          05/31/02                                             223,710
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/12/02                                             761,007
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/01/02                                             187,163
STOCK OPTIONS ISSUED AS COMPENSATION               02/11/08                                              59,373
STOCK OPTIONS ISSUED AS COMPENSATION               09/25/02    $ (3,305,542)                                 --
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                09/25/02                                              50,000
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                12/19/02                                              15,000
WARRANTS ISSUED FOR SERVICES RENDERED              12/09/02                                             162,792
WARRANTS ISSUED FOR SERVICES RENDERED              02/17/03                                        $    130,712
WARRANTS ISSUED FOR SERVICES RENDERED              04/28/03                                              18,284
WARRANTS ISSUED FOR TERMINATION OF CONTRACT        12/09/02                                             390,409
AMORTIZATION OF DEFERRED COMPENSATION                          $  1,032,981                           1,032,981
REVERSAL OF DEFERRED COMPENSATION                                 2,272,561                                  --
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY                                                                   7,164
NET LOSS                                                                         $ (5,411,265)       (5,411,265)
                                                               ------------      ------------      ------------

BALANCE, APRIL 30, 2003                                                  --        (8,981,620)          915,746
                                                               ============      ============      ============

Issuance of common stock for cash                  06/24/03                                        $    200,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED     06/24/03                                             100,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED     05/13/03                                              21,600
ISSUANCE OF COMMON STOCK CASHLESS CONVERSION                                                                 --
     OF SERIES A PREFERRED STOCK                   05/16/03                                                  --
DIVIDENDS ON PREFERRED STOCK                       05/16/03                      $   (611,396)               --
ISSUANCE OF COMMON STOCK AS PENALTY SHARES         05/16/03                                                  --
ISSUANCE OF COMMITTED COMMON STOCK                 05/21/03                                                  --
ISSUANCE OF COMMITTED COMMON STOCK                 06/19/03                                                  --
ISSUANCE OF COMMON STOCK ON EXERCISE OF
     WARRANTS                                      05/27/03                                                 340
WARRANTS ISSUED FOR SERVICES RENDERED              05/16/03                                              60,518
WARRANTS ISSUED FOR SERVICES RENDERED              05/01/03                                              15,864
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/16/03                                              89,760
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         05/16/03                                              11,348
ISSUANCE OF COMMITTED COMMON STOCK                 08/14/03                                                  --
ISSUANCE OF COMMON STOCK FOR CASH                  08/15/03                                             100,000
ISSUANCE OF COMMON STOCK FOR CASH                  08/20/03                                             208,000
ISSUANCE OF COMMON STOCK FOR CASH                  08/25/03                                             188,000
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/27/03                                              41,356
ISSUANCE OF COMMON STOCK FOR CASH                  08/28/03                                              60,000
ISSUANCE OF COMMON STOCK FOR CASH                  08/29/03                                             100,000
ISSUANCE OF COMMON STOCK FOR CASH, NET OF
     COMMISSION OF $40,000                         08/29/03                                             460,000
ISSUANCE OF COMMON STOCK AS PENALTY SHARES         10/15/03                                                  --
ISSUANCE OF COMMON STOCK FOR CASH                  10/27/02                                              60,002
NET LOSS                                                                           (2,757,033)       (2,757,033)
                                                               ------------      ------------      ------------

BALANCE, OCTOBER 31, 2003 (UNAUDITED)                          $         --      $(12,350,049)     $   (124,499)
                                                               ------------      ------------      ------------

(1) Multiple transactions valued at the per share price in the year ended April 30, 1996
(2) Multiple transactions valued at the per share price in the year ended April 30, 1997
(3) Multiple transactions valued at the per share price in the year ended April 30, 1998
(4) Multiple transactions valued at the per share price in the year ended April 30, 1999
(5) Multiple transactions valued at the per share price in the year ended April 30, 2000
(6) Multiple transactions valued at the per share price in the year ended April 30, 2001
(7) Multiple transactions valued at the per share price in the year ended April 30, 2002
(8) Multiple transactions valued at the per share price in the year ended April 30, 2003


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED), AND FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                               For the
                                                                                                              Period from
                                                                                                              August 21,
                                                                                 Six Months Ended                1995
                                                                                    October 31,             (Inception) to
                                                                         ------------------------------        October 31,
                                                                             2003              2002               2003
                                                                         ------------      ------------       -----------
                                                                         (unaudited)        (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $ (2,757,033)     $ (1,913,225)      (10,892,862)
    Adjustments to reconcile net loss to net cash
       used in operating activities
          Depreciation                                                         64,492            40,262           163,917
          Compensation expense relating to issuance of
             common stock in exchange for services
             rendered                                                              --                --           428,950
          Compensation expense relating to issuance of
             common stock in exchange for services
             rendered to minority shareholders                                     --                --            18,923
          Warrants issued for services rendered
             or to be rendered                                                 76,382           349,955           388,170
          Warrants issued for termination of contract                              --                --           390,409
          Issuance of common stock for services
             rendered                                                         121,600                --           200,973
          Stock options issued for services
             rendered                                                         142,465                --           494,227
          Issuance of common stock to an employee
             for a bonus                                                           --            21,350            38,899
          Additional compensation to officer                                       --                --            42,171
          Amortization of deferred compensation                                    --            84,556         1,032,981
          Financing expense                                                        --           223,710           223,710
          (Increase) decrease in
             Restricted cash                                                   71,234                --                --
             Accounts receivable                                                   --           (40,834)          (34,583)
             Subscription receivable                                          443,481          (213,221)          443,481
             Other current assets                                             225,404                --           404,162
             Other assets                                                     295,948                --                --
          Increase (decrease) in
             Accounts payable                                                 180,317           365,641           962,931
             Accrued expenses                                                  64,361           (78,682)           65,977
             Accrued payroll and payroll taxes                                 40,232                --            68,757
             Accrued interest                                                  10,712             3,790            48,898
                                                                         ------------      ------------      ------------

Net cash used in operating activities                                      (1,020,405)       (1,156,698)       (5,509,909)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                       (121,564)         (422,121)         (725,414)
                                                                         ------------      ------------      ------------

Net cash used in investing activities                                        (121,564)         (422,121)         (725,414)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - related parties                                  --                --           604,160
    Payments on notes payable - related parties                                    --          (279,803)         (546,331)
    Proceeds from convertible notes payable - related
       parties                                                                     --                --            60,400
    Payments on convertible notes payable - related
       parties                                                                (10,400)          (19,280)          (40,400)
    Proceeds from issuance of common stock in
       private placement                                                           --         2,122,407         3,547,406
    Proceeds from issuance of preferred stock                                      --           979,300           979,301
    Offering costs on preferred stock                                              --          (178,904)         (178,902)
    Proceeds from issuance of common stock                                  1,376,001                --         2,258,724
    Offering costs on common stock                                                 --          (180,793)         (196,793)
    Exercise of stock options in subsidiary                                        --             7,164             7,164
    Proceeds from exercise of warrants                                            340                --               340
                                                                         ------------      ------------      ------------

Net cash provided by financing activities                                   1,365,941         2,450,091         6,495,069
                                                                         ------------      ------------      ------------

Net increase in cash and cash
    equivalents                                                               223,972           871,272           259,746

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                     35,774         1,078,136                --
                                                                         ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    259,746      $  1,949,408      $    259,746
                                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                        $         --      $         --             2,888
                                                                         ============      ============      ------------
    Income taxes paid                                                    $      2,400      $         --            14,183
                                                                         ============      ============      ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued for convertible notes
       payable-related parties and accrued interest                      $     37,896      $         --      $     37,896
                                                                         ============      ============      ------------

    Preferred stock dividends                                            $    611,396      $         --      $    689,756
                                                                         ============      ============      ------------

    Issue convertible notes payable to legal counsel
       for legal services                                                $    403,029      $         --      $    449,746
                                                                         ============      ============      ------------

   The accompanying notes are an integral part of these financial statements

During the six months October 31, 2003 and 2002 and the period from August 21, 1995 (inception) to October 31, 2003, the holders of 95.82, 0, and 97.93 shares, respectively, of the Series A convertible, redeemable preferred stock converted their shares into 2,191,878, 0, and 2,210,214 shares, respectively, which also included 62,562 penalty shares as a result of the late registration of their common stock.

During the six months ended October 31, 2003 and 2002 and the period from August 21, 1995 (inception) to October 31, 2003, the Company issued 239,786, 0, and 239,786 shares of common stock to certain shareholders who invested in a private placement, dated October 29, 2002, and to certain other investors in the Company's common stock, to compensate them for the late registration of the common stock.

During the six months ended October 31, 2003 and 2002 and the period from August 21, 1995 (inception) to October 31, 2003, the Company issued 76,937, 0, and 76,937 shares, respectively, of committed common stock valued at $34,404; 0; and $34,404, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General

         HiEnergy Technologies, Inc. ("HiEnergy") was incorporated on March 22, 2000 under the laws of the state of Washington. In October 2002, HiEnergy reincorporated under the laws of the state of Delaware. HiEnergy Microdevices, Inc. ("Microdevices"), a subsidiary of HiEnergy, was incorporated on August 21, 1995 in the state of Delaware. In August 2003, HiEnergy Defense, Inc. ("Defense") was incorporated under the laws of the state of Delaware. HiEnergy owns 85% of the outstanding common stock of Defense.

         HiEnergy and its subsidiaries (collectively, the "Company") are development stage companies commercializing a proprietary technology for assembling sensor systems for numerous governmental and commercial applications and markets. The Company's technology has applications in detecting almost every chemical element and compound, such as plastic explosives, Anthrax and cocaine.

         As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. The interim financial data is unaudited; however, in the opinion of HiEnergy's management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for the six months ended October 31, 2003 are not necessarily indicative of those to be expected for the year ended April 30, 2004.

         Recapitalization between HiEnergy and Shareholders of Microdevices

         On April 25, 2002, HiEnergy entered into a voluntary share exchange agreement whereby it would exchange 92% of the outstanding shares of common stock of Microdevices for 14,380,200 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of HiEnergy, with Microdevices as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. HiEnergy had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Since HiEnergy was a "public shell" pro forma information is not presented.

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended October 31, 2003 and 2002 and the period from August 21, 1995 (inception) to October 31, 2003, the Company incurred net losses available to common shareholders of $3,368,000, $2,759,000, and $12,350,000, respectively, and it had negative cash flows from operations of $1,020,000, $1,156,000, and $5,510,000, respectively. In addition, the Company had an accumulated deficit of $12,338,000 and was in the development stage as of October 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         In addition to the capital raised as of October 31, 2003 through the sales of equity, the Company intends to raise additional capital through the sale of equity securities. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of HiEnergy, its 92% owned subsidiary, HiEnergy Microdevices, Inc. and its 85% owned subsidiary, Defense. All significant inter-company accounts and transactions are eliminated in consolidation.

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

         Accounts Receivable

         Accounts receivable at October 31, 2003 and 2002 consisted of amounts due from separate governmental development contracts. Contract amounts are billed as monthly reports are submitted detailing work performed under the contract and are generally due in 30 days.

         Property and Equipment

         Property and equipment are recorded at cost and are depreciated using the straight-line method over an estimated useful life of five years.

         Patents

         The Company has filed several patent applications within and outside the United States. The outcome is indeterminable. Patent costs consisting mainly of legal expenses are expensed as incurred.

         Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts receivable, subscriptions receivable, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest. The book value of all other financial instruments are representative of their fair values.

         Research and Development Costs

         The Company accounts for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's development contracts with the Department of Defense have been offset against research and development costs, in accordance with the provisions of that section, in all periods presented.

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

         The Company accounts for common stock issued for services rendered at the fair value of the common stock issued on the date of issuance.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of SFAS No. 123, to the stock-based employee compensation:

                                                              SIX MONTHS ENDED OCTOBER 31,
                                                                2003              2002
                                                             -----------      -------------
        Net loss, as reported                                $(2,757,033)     $  (1,913,225)
        Add: Stock-based employee compensation expense
        included in reported net income determined under
        APB No. 25, net of related tax effects                        --                 --

        Deduct: Total stock-based employee compensation
        expense determined under fair-value-based method
        for all awards, net of related tax effects                    --            (85,952)
                                                             -----------      -------------
        Pro forma net loss                                   $(2,757,033)     $  (1,999,177)

        Loss per share:
        Basic and diluted - as reported                      $     (0.10)     $       (0.08)
        Basic and diluted - pro forma                        $     (0.10)     $       (0.09)


         Stock options or warrants issued to non-employees are accounted for in accordance with SFAS No. 123, EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and related interpretations.

         All warrants and options issued to non-employees for financing expenses and services rendered have been valued using the fair value of the equity instrument issued, as this was readily determinable. Stock options issued in exchange for accounts payable have been valued using the fair value of the goods or services provided, as this had already been determined.

         Warrants issued to investors in private placements, as offering costs, have been valued using the fair value of the equity instrument issued, as this was more readily determinable. As these warrants were issued as a cost associated with raising capital through the private placements, no entry was recorded to additional paid-in capital.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the six months ended October 31, 2003 and 2002:

                                                     October 31,
                                                 2003           2002
                                              ------------------------
        Stock Options                          5,206,454            --
        Warrants                               2,365,903            --
        Microdevices minority shareholders       459,222       459,222
        Microdevices options and warrants        368,755       636,954
                                              ------------------------
                    Total                      8,400,334     1,096,176
                                              ------------------------

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

NOTE 4 - OTHER CURRENT ASSETS

         Other current assets consisted of the following at:

                                           October 31, 2003   April 30, 2003
                                           ----------------   --------------
        Prepaid consulting                      $ 40,657         313,250
        Prepaid insurance                         64,160           6,400
        Deposits on equipment                     87,500         100,000
        Other                                      9,929           8,000
                                                --------        --------
                                                $202,246         427,650
                                                ========        ========


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:

                                            October 31, 2003  April 30, 2003
                                            ----------------  --------------
        Prototype equipment                      $111,114       $111,114
        Laboratory equipment                      556,507        436,340
        Furniture and fixtures                     43,392         41,995
        Web site development                       14,400         14,400
                                                 --------       --------

                                                  725,413        603,849
        Less accumulated depreciation             163,917         99,425
                                                 --------       --------
                                                 $561,496       $504,424
                                                 ========       ========


         Property and equipment is recorded at cost and is depreciated using the straight-line method over an estimated useful life of five years. Depreciation expense for the six months ended October 31, 2003 and 2002 and the period from August 21, 1995 (inception) to October 31, 2003 was $64,492, $40,262, and $163,917, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties consisted of the following at:

                                                                              October 31, 2003     April 30, 2003
                                                                              ----------------     --------------
         Unsecured notes payable to a shareholder of the Company, interest payable at 10.5% per annum, or 15% per annum if in default, and due in November 1997. As of October 31, 2003 and April
               30, 2003, the notes were in default                                  $40,000          $40,000

         Unsecured notes payable to a shareholder of the
               Company, non-interest bearing, and payable
               on demand                                                             45,000           45,000
                                                                                    -------          -------

                                                                                     85,000           85,000
         Less current portion                                                        85,000           85,000
                                                                                    -------          -------

               LONG-TERM PORTION                                                    $    --          $    --
                                                                                    =======          =======


NOTE 7 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

         Convertible notes payable - related parties consisted of the following at:

                                                                                  October 31, 2003   April 30, 2003
                                                                                  ----------------   --------------
         Unsecured notes payable to a shareholder of the Company, interest payable at 8% per annum, $5,000 due in July 2001 and $5,400 due in July 2002. The notes payable are secured by the patent applications for Europe, Canada and Japan. The holder of the notes payable has the option to convert the principal and
               interest into shares of common stock at the market price of the Company's common stock at the conversion date. As of
               April 30, 2003, the notes were in default
                                                                                      $     --          $ 10,400

         Unsecured notes payable to legal counsel of the Company, interest payable at 10% per annum and due in January 2004. The holder of the note has the option to convert the principal and
               interest into shares of common stock of the company at the market price of the Company's common stock at the conversion
               date                                                                    449,746            46,717
                                                                                      --------          --------

                                                                                       449,746            57,117
         Less current
        portion                                                                        449,746            57,117
                                                                                      --------          --------

               LONG-TERM PORTION                                                      $     --          $     --
                                                                                      ========          ========

NOTE 8 -RESEARCH AND DEVELOPMENT COSTS

         The Company has been engaged in commercializing a proprietary technology for assembling sensor systems for numerous governmental and commercial applications and markets. The Company's technology has applications in detecting almost every chemical element and compound, such as plastic explosives, Anthrax and cocaine.

         The Company's research and development expenses consist primarily of salaries and benefits, facilities, depreciation, consulting services, supplies and travel. Research and development costs are charged to operations as incurred. Amounts earned under the Company's development contracts with the Department of Defense have been offset against research and development costs.

         The Company accounts for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's grants with the Department of Defense have been offset against research and development costs, in accordance with the provisions of that section.

         Since inception, the Company has been able to obtain various governmental grants and development contracts. During the six months ended October 31, 2003 and 2002, the Company worked on different phases of two separate development contracts with the Department of Defense. During the six months ended October 31, 2002 the Company completed work on a different government development contract.

         In August 2002, the Company was awarded an SBIR Phase II development contract for up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. On January 15, 2003, we executed the contract with the Department of Defense. Work commenced in January 2003 under the first year of the contract valued at $415,000. We estimate our costs of the first year of the SBIR Phase II development contract to be $1,100,000. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the Department of Defense at the end of the first year. Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. The Company recognizes one-twelfth of the first-year contract amount as an offset against research and development expenses each month.

         Below is a summary of research and development costs for the following periods:


                                                                                                                   For the
                                                                                                                  Period from
                                                                                                                  August 21,
                                                                                                                    1995
                                                                                                                 (Inception)
                                                                                                                     to
                                              Three Months Ended October        Six Months Ended October           October
                                                     October 31,                       October 31,                   31,
                                            ----------------------------      ----------------------------      -----------
                                                2003             2002             2003             2002             2003
                                            -----------      -----------      -----------      -----------      -----------
         Research and development costs     $   342,504      $   175,392      $   544,575      $   341,987      $ 2,972,757
         Grant income earned                   (103,749)         (40,834)        (207,498)         (40,834)        (678,001)
                                            -----------      -----------      -----------      -----------      -----------
         Net research and development
         costs                              $   238,755      $   134,558      $   337,077      $   301,153      $ 2,294,756
                                            -----------      -----------      -----------      -----------      -----------

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

         o Microdevices granted options to purchase 111,040 shares of common stock at an exercise price of $3.00 per share, vesting immediately, and which are exercisable from time to time within the period ending November 30, 2008. The stock options were issued with the exercise price above the market price of the common stock on the date of the grant. At the time of the reverse take-over of HiEnergy by Microdevices, the Company exchanged the Microdevices stock options at an exchange rate of 22.3542 per share or 2,482,011 HiEnergy stock options with an exercise price of $0.134 per share.

         o The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year. As of April 30, 2003, the Company is required to grant options to purchase 456,717 shares of common stock at an exercise price of $2.81 per share. In the fiscal year ended April 30, 2003, the Company recorded $59,373 in compensation expense because these stock options were issued with an exercise price below the market price of the Company's common stock on the date of grant.

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

         In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company paid a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company's common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. During the year ended April 30, 2003, 11,178 shares of common stock were issued, and 11,178 shares of common stock were committed. Each quarterly bonus of 5,589 shares of common stock was valued using the Company's stock price on the date the bonus was earned. The fair value of the quarterly bonuses totaled $38,899 and was included in general and administration expenses during the year ended April 30, 2003. In March 2003, the Vice President/Corporate Secretary resigned her positions. During the six months ended October 31, 2003, 11,178 committed shares were issued.

         Consulting Agreements

         In April 2003, the Company entered into a one-year consulting agreement with an investor relations firm. Under the terms of the agreement, the Company agreed to pay $6,500 per month, plus approved expenses.

         In July 2002, the Company entered into a three-year consulting agreement, whereby the consultant would assist the Company with business development, product and corporate image advertising, and access to government grants and purchases. The Company has paid the consultant $20,000 per month, plus 5% of any gross revenues collected in cash from government grants or business and other third-party business that the consultant produces for the Company. Furthermore, the consultant was granted options to purchase 1,000,000 shares of common stock. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after the Company's MiniSenzor product was operational and ready to be shown. The stock options have an exercise price of $1 per share and are exercisable for six years from the date of grant.

         The vested 500,000 stock options were valued at $761,000. The fair value of the options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

         Value of warrants per share                               $   0.52
         Stock price on date of grant                              $   2.13
         Exercise price                                            $   1.00
         Expected life of option                                   2.0 years
         Risk-free rate of return                                  3.07%
         Expected annual volatility                                105%
         Annual rate of dividends                                  0%

         In October 2003, the Company terminated the agreement with the consultant and expensed the remaining unamortized portion of the asset attributable to the stock options. During the six months ended October 31, 2003 and 2002, the Company expensed and included in general and administration expenses $550,000 and $85,000, respectively.

         On November 24, 2003, Yeffet Security Consultants initiated binding arbitration proceedings with the Rhode Island office of the American Arbitration Association claiming that $59,541 in expense reimbursements and $400,000 in future consulting fees for the period from October 16, 2003 through June 30, 2005 are owed by the Company to Yeffet Security Consultants under a terminated Consulting Agreement with Yeffet Security Consultants, Inc. We are in the process of studying the matter.

         In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued options to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. The options were valued at $187,000. During the six months ended October 31, 2003 and 2002, the Company expensed and included in general and administration expenses $47,000 and $0, respectively. This agreement was terminated after six months. The fair value of the options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

         Value of warrants per share                              $ 0.47
         Stock price on date of grant                             $ 1.76
         Exercise price                                           $ 2.00
         Expected life of option                                  1.0 years
         Risk-free rate of return                                 1.75%
         Expected annual volatility                               105%
         Annual rate of dividends                                 0%


         In November 2002, the Company entered into a month-to-month consulting agreement with a public relations firm. Under the terms of the agreement, the Company agreed to pay $12,500 per month, plus out-of-pocket expenses.

         Lease Agreement

         In September 2002, the Company entered into a three-year operating lease agreement with one of its former directors for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for the remaining term of the lease, expiring in September 2005. In July 2003, the Company entered into a five-month lease for a 2,400 square feet test site ending December 1, 2003 with a monthly lease rate of $1,200. The lease agreement is with the same Director as the office lease. Rent expense for the six months ended October 31, 2003 and 2002 was $54,000 and $13,200, respectively. Future minimum payments at October 31, 2003 under these lease agreements were as follows:

           Year Ending
           October 31,
           -----------
             2004                                            $115,920
             2005                                              87,360
             2006                                                  --
                                                             --------

            TOTAL                                            $203,280
                                                             --------

         In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

         o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and was to pay an additional $25,000 on March 1, 2003. As of October 31, 2003, the additional $25,000 was not yet paid.

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

         Investment Banking Relationship

         In August 2003, the Company signed and agreement with an investment bank to support its bid to obtain a $1,600,000 grant contract with the U.S. Navy to develop a prototype SuperSenzor for detection of biological agents in sealed containers. The investment bank has confirmed to the Navy that it would provide the necessary funding of a minimum of $2,500,000 and a maximum of $4,000,000, by purchasing common stock of the Company to guarantee that the Company will have sufficient funding through the performance of an 18-month contract. The Company estimates that its costs to execute the contract will be in a range from $800,000 to $1,200,000.

         In exchange for the guarantee, the Company owes fees to the investment bank ranging from $50,000 (if the contract is not awarded to the Company) to $150,000 (upon the award of the contract). The Company had been approved for a grant of $1,600,000; however, the Contracting Office of the Naval Surface Warfare Center denied the contract due to the Company's financial condition. As of October 31, 2003 the Company recorded a liability as an accrued expense to the investment bank for $50,000 because the investment bank provided the guarantee to the U.S. Navy on behalf of the Company.

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

         Litigation

         The company received a letter dated December 5, 2002, from an attorney representing a former consultant, demanding payment for accounting services allegedly performed by the consultant pursuant to a Letter Agreement dated November 7, 2001, between the consultant and HiEnergy Microdevices, Inc. The Letter Agreement provides that the consultant was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A common stock of HiEnergy Microdevices at $5.00 per share. Mr. Eckhouse filed a lawsuit against the Company, Microdevices and the Chairman and CEO of the Company on May 2, 2003 in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes the consultant a total of $313,580 for services rendered, plus interest, attorney's fees and costs. The company denies these allegations and is vigorously defending this lawsuit.

         On or about May 27 , 2003, a former director and officer of the Company filed a complaint against the Company for advancement of fees in the State Court of Delaware. The plaintiff was seeking the reimbursement of his legal fees associated with a pending SEC investigation. Through negotiations, the Company was successful in getting the complaint dismissed without prejudice on or about June 17, 2003. If and when the plaintiff re-files his lawsuit, the Company intends to vigorously defend itself in this matter.

         On November 24, 2003, Yeffet Security Consultants initiated binding arbitration proceedings with the Rhode Island office of the American Arbitration Association claiming that $59,541 in expense reimbursements and $400,000 in future consulting fees for the period from October 16, 2003 through June 30, 2005 are owed by the Company to Yeffet Security Consultants under a terminated Consulting Agreement with Yeffet Security Consultants, Inc. We are in the process of studying the matter.

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

         Warrant and Option Holders

         During the six months ended October 31, 2003 and 2002 and the period from August 21, 1995 (inception) through April 30, 2003, Microdevices granted to non-employees stock options and warrants to purchase 0, 0 and 35,743 shares, respectively, of common stock. The Company determined using the Black-Scholes option pricing model that the fair value of the options and warrants issued to non-employees for services rendered was immaterial.

         During the six months ended October 31, 2003, and 2002 and the period from August 21, 1995 (inception) through April 30, 2003, Microdevices granted to employees stock options to purchase 0, 0 and 123,909 shares, respectively, of common stock. The Company accounted for these options in accordance with APB Opinion No. 25 and related interpretations. As such, no compensation expense was recorded at the date of grant as the exercise price of the stock options exceeded the market price of the underlying common stock . The disclosure requirements of SFAS No. 123 have not been made for these options and warrants as part of Note 9 to the financial statements, as these options and warrants are considered immaterial.

         As of October 31, 2003, Microdevices has stock options and warrants to non-employees to purchase 16,496 shares of common stock, and no stock options outstanding to employees. If the stock option and warrant holders exercise their stock options and warrants, the Company may agree, to allow these stock option and warrant holders, to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or a range of $0.22 to $0.32 per share, resulting in the issuance of 368,755 additional shares of common stock.

         During the year ended April 30, 2003, stock options issued to non-employees were exercised for the purchase of 2,047 shares of Microdevices' common stock via a cash payment of $7,164, or $3.50 per share. Variable plan accounting has not been applied to these stock options as the difference was immaterial. The Company has agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,759 shares of common stock.

         In April and May 2002, in conjunction with the reverse take-over (see
         Note 1) by Microdevices of HiEnergy, stock options issued to employees to purchase 111,040 and 4,000 shares of Microdevices' common stock were exchanged by the Company for HiEnergy stock options at an exchange rate of 22.3524 per share. Therefore, the Company issued options to purchase 2,482,011 and 89,410 shares of its common stock at an exercise price of $0.134 and $0.156 per share, respectively. In accordance with EITF Issue No. 00-23, "Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" as the merger of HiEnergy and Microdevices was accounted for as a pooling of interest, no modification to the original accounting for these stock options was recorded.

NOTE 10 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUED FOR CASH AND SERVICES

                                             Six Months ended October 31, 2003         Six Months ended October 31, 2002
                                            -----------------------------------       -----------------------------------
                                            No. of Shares              Amount         No. of  Shares           Amount
                                            -------------              ------         --------------           ------
        Common stock issued for cash           2,456,237             $1,376,002                  --          $       --
        Common stock issued in
          private placement                           --                     --           1,849,934           2,322,407
        Common stock issued for
          services rendered                      345,000(1)             121,600                  --                  --
        Common stock issued for
          dividends on Series A
          preferred stock                                                                    68,150              78,340
        Common stock issued for
          a bonus to an employee                                                             11,178              21,350
        Common stock issued to
        convert preferred stock                2,191,878                     --                  --                  --
        Common stock issued as
          penalty shares                         239,786                     --                  --                  --
         Common stock issued for
          committed stock                         75,883                 34,404                  --                  --
         Common stock issued for
          exercise of warrants                    34,000                    340                  --                  --
         Common stock issued for
          exchange convertible
          notes payable                               --                     --              37,898              37,896
                                              ----------             ----------          ----------          ----------
                                               5,342,784             $1,532,346           1,967,160          $2,459,993
                                              ----------             ----------          ----------          ----------

(1) In May 2003, the Company issued 45,000 shares of common stock to its legal counsel as payment for $15,000 of legal services. In June 2003, the Company issued 300,000 shares of common stock to its legal counsel as payment for $100,000 of legal services.

                                                  Period from August 21, 1995 to
                                                        October 31, 2003
                                               ------------------------------------
                                                No. of Shares            Amount
                                               ------------------------------------
         Recapitalization upon reverse
                merger                             6,470,000          $        14
        Common stock issued for cash               6,543,734            2,712,210
        Common stock issued in
                private placement                  3,074,934            2,126,838
        Common stock issued for
                services rendered                 12,068,980              560,859
        Common stock issued for
                dividends on Series A
                preferred stock                       68,150               78,340
        Common stock issued for
                a bonus to an employee                11,178               21,350
        Common stock issued to
                convert preferred stock            2,210,217                   --
        Common stock issued as
                penalty shares                       239,786                   --
         Common stock issued for
                committed stock                       75,883               34,404
         Common stock issued for
                exercise of warrants                  67,906                  340
         Common stock issued to
                exchange convertible
                notes payable                         37,898               37,896
                                               ------------------------------------
                                                  30,868,666          $ 5,572,251
                                               ------------------------------------

COMMON STOCK WARRANTS AND OPTIONS ISSUED

                                                  Six Months ended October 31, 2003        Six Months ended October 31, 2002
                                              ------------------------------------------  ------------------------------------
                                                                       Exercise Price                       Exercise Price
                                                Number                     Range              Number           Range
                                              ----------               --------------       ----------      --------------
 WARRANTS
        Warrants issued as
         financing expense                            --                                      150,000     $ 1.50
        Warrants issued for services
         rendered                              200,000 (2) (3)        $ 0.45 to $ 0.50        530,000     $ 0.60 to $ 2.48
        Warrants issued in sales of
         common stock                            604,217 (4)          $ 0.50 to $ 1.25
        Warrants issued in
         private placements                                                                 1,015,686     $ 0.01 to $ 2.50

        STOCK OPTIONS
        Employee stock options                   315,000              $ 0.75 to $ 1.02      5,576,669     $ 0.13 to $ 1.75
        Non-employee stock options
         issued to outside directors             210,000              $ 0.75                      --
        Non-employee stock options
         issued for services rendered            270,000(5)(6)(7)     $ 0.50 to $ 1.02      1,445,454     $ 1.00 to $ 2.24
                                             --------------------                         -----------
                                               1,599,217                                    8,717,809
                                             --------------------                         -----------


(2) In May 2003, the Company issued warrants to purchase 150,000 shares of common stock to a placement agent for placement services. The warrants vest immediately, have an exercise price of $0.45 per share, and expire in May 2005. The Company recorded $60,518 in the six months ended October 31, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of warrants per share          $  0.40
        Stock price on grant date            $  0.45
        Exercise price                       $  0.45
        Expected life                      2.0 years
        Risk-free rate of return                1.44%
        Expected annual volatility               100%
        Annual rate of dividends                   0%


(3) In May 2003, the Company issued warrants to purchase 50,000 shares of common stock to a placement agent for placement services. The warrants vest immediately, have an exercise price of $0.50 per share, and expire in May 2008. The Company recorded $15,864 in the six months ended October 31, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of warrants per share          $  0.32
        Stock price on grant date            $  0.36
        Exercise price                       $  0.50
        Expected life                        2.0 years
        Risk-free rate of return              1.59 %
        Expected annual volatility               100%
        Annual rate of dividends                   0%

(4) In the period of May 2003 to October 2003, the Company issued warrants to purchase 604,217 shares of common stock to investors in common stock of the Company during the six months ended October 31, 2003. The Company allocated $569,121 to the warrants issued as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of warrants per share           $ 0.41 to $1.26
        Stock price on date of grant           $0.50 to $1.30
        Exercise price                         $0.50 to $1.25
        Expected life of option                     2.0 years
        Risk-free rate of return              1.45 % to 1.98%
        Expected annual volatility                        140%
        Annual rate of dividends                            0%


(5) In July 2003, the Company issued stock options to purchase 200,000 shares of common stock to two consultants for business development services. The stock options vest over 18 months, have an exercise price of $0.50 per share, and expire in July 2009. The Company recorded $89,761 in the six months ended October 31, 2003 as compensation expense. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of option per share           $  0.45
        Stock price on grant date           $  0.50
        Exercise price                      $  0.50
        Expected life                       2.0 years
        Risk-free rate of return             1.45 %
        Expected annual volatility              100%
        Annual rate of dividends                  0%

(6) In May 2003, the Company issued stock options to purchase 30,000 shares of common stock to consultants for business development services. The stock options vest over 18 months, have an exercise price of $0.75 per share, and expire in May 2009. The Company recorded $11,348 in the six months ended October 31, 2003 as compensation expense. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of options per share          $  0.38
        Stock price on grant date           $  0.45
        Exercise price                      $  0.75
        Expected life                       2.0 years
        Risk-free rate of return             1.44 %
        Expected annual volatility              100%
        Annual rate of dividends                  0%

(7) In August 2003, the Company issued stock options to purchase 40,000 shares of common stock to members of the Company's Scientific Advisory Board as compensation for services. The stock options over 18 months, have an exercise price of $1.02 per share, and expire in August 2009. The Company recorded $41,356 in the six months ended October 31, 2003 as compensation expense. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of warrants per share           $  1.04
        Stock price on date of grant          $  1.02
        Exercise price                        $  1.02
        Expected life of option               2.0 years
        Risk-free rate of return                 2.05%
        Expected annual volatility                140%
        Annual rate of dividends                    0%

         Stock Incentive Plan

         In May 2003, the Board of Directors approved the establishment of the 2003 Stock Incentive Plan and reserved 2,000,000 shares of authorized and unissued shares of common stock for such plan. As of October 31, 2003, the Board of Directors also approved the issuance of options to purchase 795,000 shares of common stock to various directors, employees and non-employee consultants of the Company at various exercise prices. The plan was approved by the Company's shareholders at its annual meeting held on November 7, 2003.

         Issue Penalty Shares

         During the six months ended October 31, 2003, the Company issued a total of 239,786 shares of common stock as penalty shares to certain shareholders who invested in a private placement, dated October 29, 2002, to the Series A holders who converted their shares into common stock and to certain other investors in the Company's common stock to compensate them for the late registration of the common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

         During the six months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to October 31, 2003, the Company purchased $0, $0, and $4,767, respectively, of property and equipment from a Board member.

         See Notes 6, 7, 9, 11 and 12 for additional related party transactions.

NOTE 12  - SUBSEQUENT EVENTS

         In November and December 2003, the Company sold 303,758 shares of its common stock and raised $219,751, net of commissions. In connection with these sales, the Company also issued 75,940 warrants to purchase its common stock at exercise prices ranging from $0.75 to $1.00.

         In November 2003, the Board of Directors approved the compensation of its Directors for their service on the Board of Directors by an annual grant of 100,000 stock options each, with the exercise price equal to the market price on the date of the grant, in exchange for service on the Board for the coming year. The Board also approved the compensation of two of its Directors for their service on the Audit & Finance Committee by an annual grant of 50,000 shares of common stock of the Company with the exercise price equal to the market price on the date of the grant, in exchange for service on the committee. The Board also approved the compensation of two of its Directors for their service on the Compensation Committee by an annual grant of 15,000 shares of common stock of the Company with the exercise price equal to the market price on the date of the grant, in exchange for service on the committee. There were 740,000 stock options granted at an exercise price of $1.25 per share in connection with these actions. In addition we granted 100,000 stock options at an exercise price of $0.35 per share in exchange for termination of previously granted options to acquire HiEnergy Microdevices stock.

         In November 2003, the Board of Directors also approved the compensation for Directors as follows: Each Director are compensated for each directors meeting through the receipt, at the election of each attending Director, of either 3,000 shares of common stock of the Company fully vested; or the issuance of stock options to purchase 3,000 shares of common stock exercisable at $1.25 per share for a term of five years.

         In November 2003, the Board of Directors approved a voluntary share exchange for the remaining outstanding stock of Microdevices. HiEnergy would issue 459,222 share of common stock (exchange rate of 22.3542 to 1) for the remaining outstanding shares of Microdevices. After the exchange has been completed, the Company would transfer the remaining assets of Microdevices into HiEnergy and dissolve Microdevices.

         In November 2003, the Company issued 44,187 shares of common stock as penalty shares to certain shareholders who invested in a private placement, dated October 29, 2002, to the Series A holders who converted their shares into common stock and to certain other investors in the Company's common stock to compensate them for the late registration of the common stock.

         In December 2003, the Company issued 310,000 shares of common stock to various employees and consultants with an exercise price equal to the market price on the date of the grant of $0.90. The stock options vest in 18 months.

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

OVERVIEW

We are a development stage company commercializing a proprietary technology for assembling sensor systems that utilize a neutron emitter to send neutrons, a gamma-ray spectrometer to read reflected gamma ray photons and proprietary technology that derives an empirical molecular formula from the gamma-ray spectrograph.

Our technology identifies the chemical formula (e.g., CO2; C6H2O6) of a chemical element or compound, as does a spectroscope. However, testing with a spectroscope requires handling and burning the chemical. Our technology has applications in detecting almost every chemical element and compound, such as plastic explosive, Anthrax and cocaine. Our beta-models can, within a few inches of physical proximity, but without touching, sampling or oxidizing, and through solid matter, determine the quantitative chemical formula of a concealed substance. Our prototype sensors have successfully identified explosives, biological weapons and illegal drugs in previous government-supervised trials.

We were originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. On April 30, 2002, we changed our name to HiEnergy Technologies, Inc. following our merger with HiEnergy Microdevices, Inc. in a transaction treated as a recapitalization of HiEnergy, with Microdevices as the Accounting acquirer (reverse acquisition). We reincorporated in Delaware on October 22, 2002. HiEnergy Microdevices, Inc., is a Delaware corporation formed in 1995. Dr. Bogdan Castle Maglich, our Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, founded HiEnergy Microdevices in 1995 to commercialize the technology he developed to determine the chemical composition of substances non-intrusively, from a modest distance, even through solid matter and despite a hermetically sealed container. HiEnergy Defense, Inc., is a Delaware corporation formed in 2003.

The merger of HiEnergy Microdevices with SLW occurred on April 25, 2002. SLW merged with HiEnergy Microdevices pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, SLW changed its name to HiEnergy Technologies, Inc., the former stockholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprised five of the six directors of the parent public company. The composition of our board of directors has subsequently evolved due to resignations and appointments and currently consists of five directors.

SLW Enterprises was a "public shell company" on the date of the reverse take-over. The transaction was accounted for as a re-capitalization of HiEnergy Microdevices. The costs of the transaction were approximately $451,000 and were expensed as a general and administration expense in the periods incurred.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Long-lived Assets

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated life of five years. Determining the estimated life of our property and equipment requires judgment and changes to the estimated life could materially impact the amount of depreciation expense recognized in the statement of operations and the amount recognized as property and equipment in the consolidated balance sheet.

Stock-based compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, where the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations. Where the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant ("in-the-money"), compensation expense is recorded in the Company's Consolidated Statement of Operations. The application of APB No. 25 requires judgment, including the fair value of underlying stock. During the year ended April 30, 2002, Microdevices granted 123,909 stock options to employees with exercise prices of between $3.00 and $5.00. We estimated the fair value of the underlying stock of Microdevices, a private company, to be $0.97. Changes in the estimated fair value of the underlying Microdevices stock could materially impact the amount of stock-based compensation expense recognized in the consolidated statement of operation, if the change in the estimated fair value of the underlying Microdevices stock resulted in stock options that were in-the-money.

We account for stock options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123), EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), and related interpretations. In accordance with SFAS No. 123 Stock options and warrants issued to non-employees for goods and services received can be valued at the fair value of the goods and services received or the fair value of the equity instruments, whichever is more readily determinable. Historically we have found the fair value of the equity instrument granted has been more readily determinable, and expect this to be true in the future.

The application of SFAS No. 123 in determining the fair value of the equity instruments granted requires judgment, including the expected life, stock price volatility for stock options and warrants and expected dividends. Changes in any of these factors could materially impact the amount of expense recognized in the consolidated statement of operations for goods and services received from non-employees. Furthermore, if the fair value of the goods and services received had been more readily determinable than the fair value of the equity instruments granted then the amount of expense recognized in the statement of operations could also be materially different.

Research and Development Costs

We account for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's development contracts with the Department of Defense have been offset against research and development costs, in accordance with the provisions of that section, in all periods presented.

OPERATING RESULTS

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2002

For the three months ended October 31, 2003, we incurred a net loss of $1,625,000, as compared to a net loss of $1,003,000 for the same period in 2002.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

Our general and administration expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, professional services such as legal, accounting, investor and public relations and stock based compensation.

Our general and administration expenses were $1,379,000 for the three months ended October 31, 2003 versus $867,000 for the same period in 2002 or an increase of $512,000. A comparison of the major components of the increase in general and administration expenses follows:

                                           Three Months Ended
                                   October 31, 2003   October 31, 2002        Increase
                                   ----------------   ----------------        --------
Stock based compensation                 654,000            273,000            381,000
Legal fees                               194,000            108,000             86,000
Accounting fees                           35,000             25,000             10,000
Public relations                          60,000             53,000              7,000
Investor relations                        65,000             78,000            (13,000)
Consultants                               21,000             83,000            (62,000)
Facilities                                13,000              4,000              9,000
Directors liability insurance             38,000             25,000             13,000
Salaries and benefits                    128,000            131,000             (3,000)
Travel                                    71,000             21,000             50,000
All other                                100,000             66,000             34,000
                                       ---------          ---------          ---------
               Total                   1,379,000            867,000            512,000
                                       ---------          ---------          ---------


Warrant and stock option compensation expense relates to warrant or stock option grants to non-employee consultants of the Company. Non-employee consultants that received warrants or stock options for services include business development, investor relations and capital placement services. The compensation expense recorded for various option and warrant grants are amortized over the life of the agreements to which they pertain. During the quarter ended October 31, 2003, an agreement was terminated between a business development consultant and the Company. The remaining balance of the option compensation of $423,000 was expensed during the current quarter.

Legal and accounting fess increased due to increased SEC filing activity in the current fiscal quarter compared to the previous fiscal years quarter.

Public and investor relations increased because a new public relations firm was hired and there were several new public relations initiatives executed during the current quarter compared to the same period of the prior year.

As detailed in Note-9 Commitment and Contingencies, the Company entered into a three-year business development consulting agreement in July 2002. The monthly cost is $20,000 per month plus expenses. For the quarter ended October 31, 2003, the expenses under the agreement were $40,000 compared to $60,000 for the fiscal year 2002 quarter. The Company terminated the agreement with the consultant in October 2003.

The Company moved into new office space in November 2002. Under the terms of the three-year lease agreement, the Company pays $8,000 per month in rent, of which $4,000 per month is for office space and the remaining $4,000 is allocated to research and development activities. The Company's prior facilities contained substantially less square footage and the cost was $1,200 per month.

The Company maintains $2,000,000 of Directors and Officers liability insurance. The current policy which began on May 30, 2003 was obtained at a much higher rate that the policy that expired in May 2003.

Travel expenses for the current period were higher due to a significant increase in travel related to public and investor relations activity, which did not occur in the prior period.

RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits, facilities, consulting services and travel.

Our research and development expenses were $239,000 for the three months ended October 31, 2003 versus $134,000 for the same period in 2002 or a decrease of $105,000. A comparison of the major components of the increase in research and development expenses follows:

                                   Three Months Ended
                            October 31, 2003   October 31, 2002     Increase
                            ----------------   ----------------     --------
Salaries and benefits           184,000            103,000             81,000
Travel                            4,000             21,000            (17,000)
Consultants                      15,000              1,000             14,000
Depreciation                     32,000             26,000              6,000
Facilities                       16,000                 --             16,000
Supplies                         62,000              4,000             58,000
Other                            30,000             20,000             10,000
Grant income                   (104,000)           (41,000)           (63,000)
                               --------            -------            -------
                                239,000            134,000            105,000
                               --------            -------            -------

Salaries and benefits increased in the current fiscal quarter compared to the same quarter in the prior fiscal year because the Company added additional scientific personnel to advance to development of its detection systems. The use of consultants decreased during the same period because the work formerly done by consultants was done by Company personnel.

During the first and second quarter in fiscal 2002, the Company demonstrated its detection system to the Department of Defense on the east coast in the US. The Company incurred much higher travel expenses during the prior year quarter in order to ship equipment and personnel to the site for the demonstration.

The Company added $482,000 of equipment during the year ended April 30, 2003 and $122,000 during the six months ended October 31, 2003. Most of the equipment purchased was for research and development purposes. Depreciation expenses increased in the current fiscal quarter compared to the same quarter in the prior year due to the increased purchases of research and development equipment.

The Company moved into new office space in November 2002. Under the terms of the three-year lease agreement, the Company pays $8,000 per month in rent, of which $4,000 per month is allocated to research and development activities. The Company also leases a test site and incurred $4,000 during the current quarter and did not have a similar facility during prior years quarter.

The Company incurred $62,000 in research and development supplies during the current quarter to prepare our prototype detector systems to be demonstrated to various potential customers.

In August 2002, our project to develop and test an anti-tank landmine detection system was competitively selected by the Department of Defense Small Business Innovation Research (SBIR) program to receive up to $780,000 in funding over two years for Phase II testing and development of the system. On January 15, 2003, we executed the development contract with the Department of Defense. We have commenced work under the first year of the contract valued at $415,000. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the Department of Defense at the end of the first year. Prior to August 2002, we completed Phase I of the SBIR contract for $70,000 for testing out MiniSenzor technology for landmine detection.

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. We accompany those written reports with an invoice for one-twelfth of the first-year contract amount or $34,583. When the written report is accepted by the Department of Defense, we receive payment in about 30 to 45 days after invoice. We had income attributable to Phase II of the development contract of $104,000 during the three months ended October 31, 2003 and $41,000 during the same period in 2002, which was attributable to Phase I of the development contract.

DEPRECIATION

Accumulated depreciation for property and equipment at October 31, 2003 was $164,000. Depreciation expense for the three months ended October 31, 2003 and 2002 was $34,000 and $26,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

OTHER INCOME AND EXPENSE

Interest expense for the current fiscal quarter was $8,000 compared to $2,000 in the same period in the prior year. Interest expense increased in the current fiscal quarter because the convertible notes payable with the Company's legal counsel with an interest rate of 10% was outstanding. No comparable interest bearing debt was outstanding during same period of the prior year.

Interest income during the current fiscal quarter was $500 compared to $1,200 in the same period in the prior year. During the current quarter the Company had an average balance of $200,000 in its cash investment account compared to $400,000 in the same period of the previous year.

SIX MONTHS ENDED OCTOBER 31, 2003 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2002

For the six months ended October 31, 2003, we incurred a net loss of $2,757,000, as compared to a net loss of $1,913,000 for the same period in 2002.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

Our general and administration expenses were $2,407,000 for the six months ended October 31, 2003 versus $1,386,000 for the same period in 2002 or an increase of $1,021,000. A comparison of the major components of the increase in general and administration expenses follows:


                                             Six Months Ended
                                    -------------------------------------
                                    October 31, 2003     October 31, 2002        Increase
                                    ----------------     ----------------        --------
Stock based compensation                  815,000             294,000             521,000
Legal fees                                442,000             309,000             133,000
Accounting fees                            89,000              60,000              29,000
Public relations                          105,000              77,000              28,000
Investor relations                        109,000             120,000             (11,000)
Consultants                               247,000             119,000             128,000
Facilities                                 38,000               9,000              29,000
Directors liability insurance              68,000              37,000              31,000
Salaries and benefits                     214,000             165,000              49,000
Travel                                    123,000              61,000              62,000
All other                                 157,000             135,000              22,000
                                        ---------           ---------           ---------
                Total                   2,407,000           1,386,000           1,021,000
                                        ---------           ---------           ---------


Warrant and stock option compensation expense relates to warrant or stock option grants to non-employee consultants of the Company. Non-employee consultants that received warrants or stock options for services include business development, investor relations and capital placement services. The compensation expense recorded for various option and warrant grants are amortized over the life of the agreements to which they pertain. During the six months ended October 31, 2003, an agreement was terminated between a business development consultant and the Company. The remaining balance of the option compensation of $550,000 was expensed during the period.

Legal and accounting fess increased due to increased SEC filing activity in the current fiscal period compared to the same period in the previous year.

Public and investor relations increased because a new public relations firm was hired and a new public relations initiative was launched during the current period.

As detailed in Note-9 Commitment and Contingencies, the Company entered into a three-year business development consulting agreement in July 2002. The monthly cost was $20,000 per month plus expenses. For the six months ended October 31, 2003, the expenses under the agreement were $110,000 compared to $80,000 for the fiscal year 2002 quarter. The Company terminated the agreement with the consultant in October 2003. There was also increased use of consultants by the Company for business development and finance and accounting matters.

The Company moved into new office space in November 2002. Under the terms of the three-year lease agreement, the Company pays $8,000 per month in rent, of which $4,000 per month is for office space and the remaining $4,000 is allocated to research and development activities. The Company's prior facilities contained substantially less square footage and the cost was $1,200 per month.

The Company maintains $2,000,000 of Directors and Officers liability insurance. The current policy which began on May 30, 2003 was obtained at a much higher rate that the policy that expired in May 2003.

The Company's salaries and benefits were higher in the current period because scheduled salary and benefit increases contained in the employment agreement with the Company's Chairman and CEO. There were also salary increases included for other general and administration employees.

Travel expenses for the current period were higher due to a significant increase in travel related to public and investor relations activity, which did not occur in the prior period.

RESEARCH AND DEVELOPMENT

Our research and development expenses were $337,000 for the six months ended October 31, 2003 versus $301,000 for the same period in 2002 or an increase of $36,000. A comparison of the major components of the increase in research and development expenses follows:

                                    Six Months Ended
                            -----------------------------------       Increase/
                            October 31, 2003   October 31, 2002      (Decrease)
                            ----------------   ----------------      ----------
Salaries and benefits           299,000            153,000            146,000
Travel                            5,000             43,000            (38,000)
Consultants                      33,000             32,000              1,000
Depreciation                     61,000             40,000             21,000
Supplies                         84,000             22,000             62,000
Insurance                            --             18,000            (18,000)
Moving                           40,000                 --             40,000
Other                            22,000             34,000            (12,000)
Grant income                   (207,000)           (41,000)          (166,000)
                               --------            -------           --------
                                337,000            301,000             36,000
                               --------            -------           --------

Salaries and benefits increased in the current period compared to the same period in the prior fiscal year because the Company added additional scientific personnel to advance to development of its detection systems. The use of consultants was about the same during the same period.

During the period in fiscal 2002, the Company demonstrated its detection system to the Department of Defense on the east coast in the US. The Company incurred much higher travel expenses during the prior year quarter in order to ship equipment and personnel to the site for the demonstration.

The Company added $482,000 of equipment during the year ended April 30, 2003 and $122,000 during the six months ended October 31, 2003. Most of the equipment purchased was for research and development purposes. Depreciation expenses increased in the current period compared to the same quarter in the prior year due to the increased purchases of research and development equipment.

The Company incurred $84,000 in research and development supplies during the period to prepare our prototype detector systems to be demonstrated to various potential customers.

In August 2002, our project to develop and test an anti-tank landmine detection system was competitively selected by the Department of Defense Small Business Innovation Research (SBIR) program to receive up to $780,000 in funding over two years for Phase II testing and development of the system. On January 15, 2003, we executed the development contract with the Department of Defense. We have commenced work under the first year of the contract valued at $415,000. The second year of the contract, valued at approximately $364,000, is under a option that can be exercised by the Department of Defense at the end of the first year. Prior to August 2002, we completed Phase I of the development contract for $70,000 for testing out MiniSenzor technology for landmine detection.

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. We accompany those written reports with an invoice for one-twelfth of the first-year contract amount or $34,583. When the written report is accepted by the Department of Defense, we receive payment in about 30 to 45 days after invoice.

We had grant income attributable to Phase II of the development contract of $207,000 during the six months ended October 31, 2003 and $41,000 during the same period in 2002, which was attributable to Phase I of the development contract.

DEPRECIATION

Accumulated depreciation for property and equipment at October 31, 2003 was $164,000. Depreciation expense for the six months ended October 31, 2003 and 2002 was $64,000 and $40,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

OTHER INCOME AND EXPENSE

Interest expense for the current fiscal quarter was $13,000 compared to $5,000 in the same period in the prior year. Interest expense increased in the current fiscal period because the convertible notes payable with the Company's legal counsel with an interest rate of 10% was outstanding. No comparable interest bearing debt was outstanding during same period of the prior year.

Interest income during the current fiscal quarter was $900 compared to $3,400 in the same period in the prior year. During the current fiscal period, the Company had an average balance of $175,000 in its cash investment account compared to $450,000 in the same period of the previous year.

 During the six months ended October 31, 2003, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director of the Company. The warrants vest immediately, are exercisable at $1.50 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/former officer/director of the Company, the Company granted these warrants. Accordingly, the Company recorded financing expense of $223,710 during the three months ended July 31, 2002. The fair value of the warrants were determined using the Black Scholes model. There was no comparable expense in the current fiscal quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

The subsection of Note 3 to the unaudited Notes to the Financial Statements entitled "Recently Issued Accounting Pronouncements" is incorporated herein.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, we had unrestricted cash and cash equivalents of $260,000. We used $1,020,000 for operating activities and approximately $122,000 to acquire equipment in the six months ended October 31, 2003. Of our $2,757,000 net loss, we recorded approximately $636,000 in non-cash expenses related to the issuance of common stock and stock based securities as compensation for services. During the six months ended October 31, 2003, we raised approximately $1,376,000 from sales of common stock. As of October 31, 2003, we had current liabilities of approximately $1,164,000 which exceeded our cash on hand. The Company has to continue to sell equity in order to pay for on-going operations and pay its present liabilities.

In November and December 2003, the Company sold 303,758 shares of its common stock and raised $219,751, net of commissions. In connection with these sales, the Company also issued 75,940 warrants to purchase its common stock at exercise prices ranging from $0.75 to $1.00.

As of October 31, 2003 the Company was in default of a note payable totaling $40,000 with a shareholder and related party. The note payable have been in default since November 1997. Also, the Company was in default of a convertible notes payable as of July 31, 2003 of $10,400 with a former director and related party. The convertible note payable was paid in full in August 2003.

In August 2003, the Company signed and agreement with an investment bank to support its bid to obtain a $1,600,000 grant contract with the U.S. Navy to develop a prototype SuperSenzor for detection of biological agents in sealed containers. The investment bank has confirmed to the Navy that it would provide the necessary funding of a minimum of $2,500,000 and a maximum of $4,000,000, by purchasing common stock of the Company to guarantee that the Company will have sufficient funding through the performance of an 18-month contract. The Company estimates that its costs to execute the contract will be in a range from $800,000 to $1,200,000.

In exchange for the guarantee, the Company will owe fees to the investment bank ranging from $50,000 (if the contract is not awarded to the Company) to $150,000 (upon the award of the contract). The Company had been approved for a grant of $1,600,000; however, the Contracting Office of the Naval Surface Warfare Center denied the contract due to the Company's financial condition. During the six months ended October 31, 2003, the Company recorded a liability for $50,000 under this agreement.

As of October 31, 2003, we issued unsecured convertible promissory notes at 10% interest totaling $450,000 to our legal counsel for legal services provided to the Company. The legal fees were expensed as a general and administration expense in the periods incurred. The amount of the notes totaled $47,000 and $450,000 at April 30, 2003 and October 31, 2003, respectively. The notes are due on January 15, 2004 unless converted into common stock. Also in June 2003, the Company issued 300,000 shares of common stock to its legal counsel to pay $100,000 worth of legal fees. The numbers of shares of common stock and the price per share issued to our legal counsel was negotiated by the parties in order to offset $100,000 of legal services.

In August 2003, the Company announced the incorporation of HiEnergy Defense, Inc. an 85% owned subsidiary that will focus on developing and marketing defense applications of the Company's SuperSenzor technology. During the six months ended October 31, 2003, we invested $50,000 in HiEnergy Defense, Inc.

Below is a summary of our agreements presently in effect showing the monthly and annual minimum cost:

                                                                   Minimum       Minimum
                              Beginning           Ending           Monthly        Annual
Services Provided               Date               Date              Cost          Cost        Status
----------------------------------------------------------------------------------------------------------------------------
Business Development          July 2002         November 2003      $ 20,000      $240,000    Terminated in October 2003
Public Relations              November 2002     February 2003      $ 12,500      $150,000    Currently month to month
Investor Relations            April 2003        March 2004         $  6,500      $ 78,000    Terminated in December 2003


PLAN OF OPERATION

GENERAL

Our strategic goal is to capture a third of the market for secondary, or confirmation, detectors. In order to achieve this goal quickly, we are pursuing partnerships with security equipment manufacturers, with whom we are interested in pursuing strategic alliances, joint ventures, or partnerships. The goal of these industrial partnerships is to establish the Company as an equipment supplier to an existing manufacturer of primary scanning systems, such as an X-ray manufacturer. This would allow the X-ray manufacturer, for example, to supply an integrated, improved product to their customer, and allow faster access to the market. We would supply an original equipment manufacturer (OEM) version of its technology to the industrial partner. In other words, the industrial partner incorporates in its final unit an OEM version of our technology. We intend to begin assembling and selling beta models of our systems in calendar year 2004. We intend to begin with the MiniSenzor.

PRODUCTION AND SALES

The CarBomb Finder is currently available as a commercial beta model using the MiniSenzor. We hope to begin selling systems to customers in Europe as soon as our field tests by the Spanish Aviation Security Agency have been completed. In addition, we have signed an agreement with Electronic Equipment Marketing Company, an ISO 9001 certified electronic company in Saudi Arabia, to sell the product to companies in the Middle East and Africa.

The Anti-Tank Landmine Confirmation Sensor uses the SuperSenzor and will be available in a beta model in 2004. We hope to begin selling beta models to the U.S. Army in 2004. We also hope to enter into a joint venture with another company to use our detection products as part of an integrated system to screen cargo containers at ports of entry. If we were to enter into an agreement in calendar year 2004, a beta model system could be available in late calendar year 2004.

We intend to sell our False Alarm Eliminator as a false alarm reduction system to accompany a primary scanning system such as an X-ray machine. In addition, we also intend to establish a joint venture with an existing manufacturer of X-ray systems for development of an integrated system.

FACILITIES AND PERSONNEL

We intend to assemble these units at our facilities in Irvine, California. Our landlord has indicated the availability of an additional 8,000 square feet of manufacturing space that is adjacent to our offices. We may choose to lease this space to support our growth, which would require that we install testing facilities, shielding, and work areas. We will also need to hire additional people to assemble and test our products. We will need to develop customer installation and training systems to include additional personnel and written manuals about our products.

GOVERNMENT CONTRACTS

We intend to pursue government contracts which are outlined in the section entitled "Government Grants and Contracts" under "Description of Business" below. We are presently working on the completion of the first year of the Small Business Innovation Research Phase II contract for $415,000 in contract income. We anticipate the U.S. Army will exercise its option in January 2004 for the second year for $364,000 in contract income. We have applied for other government contracts and expect we will be awarded one or more in 2004 or 2005.

ADDITIONAL CAPITAL REQUIREMENTS

We intend to sell common or preferred stock in order to fund our operations until we become cash flow positive. We have included $10 to $15 million in sales of equity in our plans. If we are unsuccessful in obtaining government grant revenue or our product sale plans are delayed, we will have to increase the amount of equity raised in the public markets. During the remaining period of our current fiscal year ending April 30, 2004, we intend to spend approximately $2.1 million on operating expenses and approximately $2.4 million on capital expenditures for equipment needed to continue our development of the technology.

RISKS RELATED TO OUR BUSINESS

WE UNDERSTAND THERE PRESENTLY IS A FORMAL SEC INQUIRY THAT RELATES TO INVESTORS IN OUR PREDECESSOR COMPANY ABOUT THE TIME OF THE REVERSE TAKEOVER TRANSACTION BETWEEN SLW ENTERPRISES INC. AND HIENERGY MICRODEVICES, INC.

We were first made aware by a reporter with the Dow Jones News Service that there may be an alleged relationship between an individual by the name of Phil Gurian, who had previously been convicted and awaits sentencing for previous alleged stock manipulation schemes, and a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies, Barry Alter. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse acquisition of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of SLW or HiEnergy Technologies or HiEnergy Microdevices. However, we believe that Mr. Gurian introduced other investors to SLW who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse acquisition knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. Please see the section entitled "Legal Proceedings." After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian. We continue the development of our technology and products. Thus far our efforts are proceeding undisturbed and without interruption. Naturally, we cooperated fully with the SEC's every request. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided over 3,000 pages of documents. As to the conclusions of the independent committee, please see "Legal Proceedings." We will also rely upon the SEC's investigation to help us determine whether and what kind of corporate legal action is appropriate. We anticipate that the SEC will not swiftly conclude its investigation.

The price of our stock declined sharply in connection with the news story and our announcements concerning our independent investigation and the SEC investigation. A loss of value is understandable based on the incident itself. For instance, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our shareholders could lose confidence in us if they believe this incident is a result of unresolved problems. There may be material additional costs and expenses, such as legal expenses, that could be involved in sorting out these issues and assisting the SEC with such work. Much worse yet, this incident could materially damage the public's perception of us, and adverse public sentiment can materially adversely affect the market price of our common stock and our financial results. One of the possible effects on us could be a continuing depressed stock price, which may result in difficulty raising equity capital or the sale of equity at prices that are unfavorable to us. Current management may also consider instituting litigation as a result of any wrongdoing that is found. Such litigation could also involve material costs that could affect our financial position. These costs may include the cost of indemnifying the defendants or advancing costs to the defendants pending the outcome of the suit.

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualify their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2003, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,942,480. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern." Analysts and investors generally view reports of independent auditors that mention substantial doubt about a company's ability to continue as a going concern unfavorably. This qualified audit report, and the facts underlying the qualification, may make it challenging and difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned increases, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in HiEnergy Technologies, and not to invest in our common stock unless they can afford the potential loss of their investment.

IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED AND OUR DEPENDENCE ON GOVERNMENTAL CUSTOMERS, AS WE ANTICIPATE, CAN REQUIRE LONGER THAN AVERAGE LEAD TIMES BEFORE SALES ARE MADE.

We have incurred net losses since our inception. For the six months ended October 31, 2003, we reported a net loss available to common shareholders of approximately $3,368,429, as compared to a net loss available to common shareholders of approximately $2,759,016 for the six months ended October 31, 2002. Our accumulated deficit through October 31, 2003 was approximately $12,350,049. We have financed operations to date through a combination of government funding and equity financing. As of October 31, 2003, we had received an aggregate of approximately $678,001 in government grant funding as from the U.S. Department of Defense, U.S. Energy Department and U.S. Customs Service. We expect that our losses will continue in fiscal year 2004 and further into the future. We cannot assure you that we will attain profitable operations in the future. In the past, the cash available from financial sources has funded operations with aggregate losses of $12,350,049 and has left a small deficit of at October 31, 2003 of $124,499. It appears that our financial requirements until we can become breakeven are at least $15,000,000. One of the reasons for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times.

ONE OF OUR FORMER DIRECTORS HAS DEMANDED THAT WE ADVANCE HIM EXPENSES OF DEALING WITH THE SEC'S INVESTIGATION.

Our former director Barry Alter has engaged his own separate legal counsel with respect to the SEC investigation regarding SLW Enterprises and is a recipient of what we understand to be an informal request from the SEC as to a desire to obtain documents from him in its investigation. Mr. Alter demanded that we advance him in excess of $24,000 in connection with the informal investigation that the SEC has conducted. Mr. Alter brought an action against us in Delaware seeking payment of his costs and expenses, and then subsequently informed us that the action had been voluntarily dismissed without prejudice. Mr. Alter could make further demands for advancement of expenses, and the voluntary dismissal of his action does not prevent him from initiating a new action to recover past, present, and future expenses from us. We will, if financially able, vigorously contest any such action by Mr. Alter and could also bring action against Mr. Alter for indemnity, breach of fiduciary duty, fraud and other relief. If it is determined that Mr. Alter's claim satisfies the conditions for advancement of expenses incurred in the SEC investigation, we may be obligated to advance any expenses, liabilities or losses incurred by him in connection with the investigation prior to a final determination whether Mr. Alter has satisfied the standard of conduct to justify indemnification. We could be subject to indemnification demands by Mr. Alter until there is a final judgment, which could be years away. See "Legal Proceedings" for more information.

FORMER DIRECTOR FAILED TO DISCLOSE OUTSIDE LEGAL PROCEEDINGS.

If certain legal proceedings involve a director of ours, and do not involve us whatsoever, we nevertheless are required to disclose them in Form 10-KSB pursuant to Item 401(d) of Regulation S-B. This Item relates specifically to any involvement of directors in outside legal proceedings, such as serving as an executive officer of any company declaring bankruptcy or, for instance, being subjected to certain kinds of judgments and injunctions. Gregory F. Gilbert, a former director of ours, had not disclosed to us, during the course of our preparation of our annual report on Form 10-KSB for the year ended April 30, 2002 and subsequent reports up to February 2003, that he was involved in certain legal proceedings. Because Mr. Gilbert had not disclosed the information to us, and we did not otherwise become aware of it, we could not include the information in any filings with the SEC prior to filing, on March 11, 2003, an amendment to our annual report on Form 10-KSB for the year ended April 30, 2002. The amendment disclosed additional biographical information about Mr. Gilbert. Mr. Gilbert was involved in several legal proceedings that were unknown to us at the times when we filed various reports with the SEC. Afterward we were made aware of a judgment that permanently restrains and enjoins Mr. Gilbert from violating the anti-fraud provisions of the Securities Exchange Act of 1934 and imposes a civil penalty of $100,000 on him. Specifically, we base our information on a "Final Judgment as to Gregory Gilbert" from the United States District Court for the District of Columbia dated May 7, 1999, in SEC v. Bio-Tech Industries, Inc., et al., Case No. 98 Civ. 2298; and based on a review of the civil docket for this case, we do not believe this judgment, as reinstated on or about July 20, 1999, has been reversed, suspended or vacated. We also determined, based on an SEC Litigation Release No. 16182 (June 9, 1999), that a predecessor to Hamilton-Biophile Companies, of which Mr. Gilbert is Chief Executive Officer, was affirmatively required to file its quarterly and annual reports under the Securities Exchange Act of 1934. Additionally, Hamilton-Biophile, including its predecessors, reported in its filings with the SEC that it had filed or had filed against it petitions for voluntary and involuntary bankruptcy during Mr. Gilbert's tenure as its Chief Executive Officer. We have seen no official evidence of a waiver of the filing requirements during the bankruptcy.

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

PREVIOUS PURCHASERS OF OUR SECURITIES AND STOCKHOLDERS COULD ATTEMPT TO ASSERT CLAIMS AGAINST US FOR INADEQUATE DISCLOSURE.

Facts related to Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described under "Former director failed to disclose outside legal proceedings," "We understand there is presently a formal SEC inquiry that relates to investors in our predecessor company about the time of the reverse acquisition transaction between SLW Enterprises Inc. and HiEnergy Microdevices, Inc." and "Legal Proceedings," were not known to us and were not disclosed in sales materials or filings with the SEC until February 2003. We do not believe that the information was material, and we believe that we have valid defenses against liability under the Securities Act of 1933, the Securities Exchange Act of 1934 and other state and federal securities laws. However, if a court decides to the contrary, that could result in liability under the Securities Act or under the Securities Exchange Act, or under state securities laws. State securities laws may apply similar or different standards as the federal laws. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable. Obviously, we have disclosed these matters to the stockholders and the public. Therefore, purchasers in this offering, and any other purchasers of shares of our common stock subsequent to our making such disclosure in February 2003 would have no basis to bring any cause of action for our previously having failed to ascertain and disclose such facts. In April, June and October 2002, we sold 5,204,248 shares of our presently outstanding common stock for gross proceeds of approximately $4,455,000 in private equity offerings and these persons and some other stockholders of ours during calendar year 2002 could make such allegations.

WE MAY BE ADVERSELY AFFECTED BY PRIOR WEAKNESSES IN OUR INTERNAL CONTROLS AND LACK OF SEGREGATION OF DUTIES THAT IS IN THE PROCESS OF IMPROVEMENT.

Notwithstanding generally adequate present internal controls and procedures, previously we had a general weakness in our segregation of duties and other internal controls over equity transactions. We have now addressed the weakness in our internal controls over equity transactions and continue to improve our segregation of duties. These improvements will occur over time as and when additional personnel are identified, authorized, hired and trained.

WE HAVE A SINGLE INDIVIDUAL SERVING AS OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND TREASURER.

The potential success of our business depends to a great extent on the capability and capacity of Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer, President, Treasurer, and Chief Scientific Officer. In such capacities, Dr. Maglich is not only responsible for monitoring the research and development of our technology, but also actively involved in negotiating transactions on behalf of the Company and marketing the Company's technology through various presentations to the scientific community. We have not sought key man insurance with respect to Dr. Maglich or any of our executive officers. We also do not have succession plans. We do anticipate hiring additional senior personnel. As a result, our future growth and success will depend in large part upon our need and ability to attract additional qualified management, scientific and professional personnel. The competition for qualified personnel in the technological industry is intense, and our inability to attract and retain additional key personnel could adversely affect our business and financial operations.

WE MUST PREDICT THE AMOUNT OF PHYSICAL SHIELDING REQUIRED IN OUR PRODUCT TO SATISFY PRESENT AND FUTURE NATIONAL, STATE AND LOCAL REGULATIONS.

For the time being, we will try to maintain a strategy to segregate the deployment of our technology from the general public. We anticipate a possible adverse public reaction to the associated level of neutron radiation exposure that may accompany operation of our technology. We anticipate the need for neutron shielding to make our equipment satisfactory as a matter of health and safety in certain applications, such as airports, to shield personnel from anticipated levels of radiation exposure. We have not determined the levels of shielding that are required, which may vary tremendously depending on the applicable regulations of the jurisdiction in which the system is installed. We believe that any public objections can ultimately be overcome through education. Our Chief Scientific Officer, Dr. Maglich, believes that our equipment's anticipated level of neutron radiation dose will result in 10 times less tissue damage than the level of x-ray radiation dose needed to accomplish baggage security screening. Fast neutrons, which are used in our technology, do not produce the same radioactive environment as thermal neutrons. Despite the relative safety of our technology, we propose to use it initially only for screening procedures that are remote from the general public, such as screening checked baggage, to avoid this adverse public reaction, instead of for check-in procedures, such as carry-on baggage screening. As public knowledge and awareness increase, we believe that the broader array of uses for our technology will become available. Concerns about safety may challenge our ability to generate revenues and adversely affect our financial position, cash flows and results of operations.

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

Our competitors and potential competitors have greater financial resources. Other enterprises are seeking to develop products with similar capabilities. If we are unable to complete the development of our technology and commence manufacturing at least one of our models of detection systems within a reasonable period of time and if other stoichiometric technologies are developed, we may miss the opportunity to capitalize on our lead-time to market. A delay in development or testing of our prototypes may result in foregone potential sources of investment or revenue. Laboratory experiments have demonstrated the basic capability of our stoichiometric technology, and our technology has been converted into prototype products. Our technology must now be converted into additional saleable products. Experiments to increase the effectiveness of our technology are ongoing. The development of products based on our technology may take longer, cost more or be more difficult than expected. Our directed neutron device is complicated, and we have been protected by skepticism that such an instrument can be successfully made into an industrial product because the concept upon which our product is based was previously considered impractical. However, as our competitors learn that we have successfully demonstrated our product, they may be further encouraged to pursue similar devices. Please see the separate section entitled "Competition" under the major heading "Description of Business."

OUR COMPETITORS MAY HAVE ACCESS TO INFORMATION RELATING TO OUR TECHNOLOGY, OR MAY OBTAIN LICENSES TO OUR TECHNOLOGY FROM THE GOVERNMENT, BECAUSE WE HAVE SMALL BUSINESS INNOVATION RESEARCH GRANTS.

Also we anticipate that our competitors will have access to information relating to our technology because we have Small Business Innovation Research grant contracts. The federal government does not undertake to protect data or inventions from public disclosure beyond four years after the term of our Small Business Innovation Research grant contract. The federal government might also create competition by utilizing its own right and license to our technology developed under the Small Business Innovation Research contract. The U.S. federal government has royalty-free rights in the products and data resulting from our federal government Small Business Innovation Research grants. We nevertheless own the data and title to the products resulting from our Small Business Innovation Research grants and are permitted to obtain patent protection. SBIR grants previously obtained by HiEnergy Microdevices, Inc. expired as early as 1997, and HiEnergy Microdevices filed for patent protection of methods and systems related to such SBIR grants consistent with the terms of these grants. The SBIR grant obtained by HiEnergy Technologies in 2002 for anti-tank landmine detection has not expired.

IF WE ARE UNABLE TO SECURE ANTICIPATED FUNDING, WE MAY BE FORCED TO CURTAIL SPENDING FURTHER THAN ANTICIPATED.

We must secure enough funds to pay our current liabilities and fund the research and development of our products. We are currently in the process of negotiating several proposals with various government agencies for the development and use of our technology, which we believe will provide part of the needed funding for our operations in 2004. The government review and procurement process can be slow and unpredictable at times. However, management is highly confident as our products have performed well in all tests and demonstrations to date and been well received by these agencies. However, the government contracting process involves further steps, such as financial capability evaluations, that have caused the loss of such contracts to second bidders. Raising investment capital is a near-term necessity in order to pursue any government contracts. If we finance our needs with debt, the stockholders could receive nothing upon any foreclosure or material default. If we sell shares of preferred equity, the rights of the present stockholders would be subject to any senior rights of the preferred series of shares. The use of common equity financing in order to raise additional working capital will dilute the ownership interests of our existing stockholders.

We have successfully obtained a total of seven government development contracts from the U.S. Department of Defense, U.S. Energy Department and U.S. Customs Service to finance our research and development. We have failed to obtain three government contracts for which we had made proposals, although one of these is currently under a second review by the U.S. Navy, and we have applied for additional government grants that are pending a decision. These grants may de denied for reasons that include funding of the program (presently at issue in our Navy proposal), our financial position and abilities (which has twice before been the basis for declining our proposals), or other reasons. Our government grants and equity financings have been sufficient to finance our research and development and operating activities to date; however, at certain times we have been compelled to slow research and development to conserve our cash.

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

We are dependent on the talent and resources of our key managers and employees. In particular, the success of our business depends to a great extent on the capability and capacity of Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer and Chief Scientific Officer. Dr. Maglich is the inventor of the stoichiometric technology and the three detection system prototypes that we are developing, and his services are critical to our success. We have not sought key man insurance with respect to Dr. Maglich. The loss of Dr. Maglich may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock. Dr. Maglich is 75 years of age. We do not have a succession plan or a policy for succession; the Board of Directors of the Company would meet and name a successor or successors to offices held now by Dr. Maglich. We have not sought key man insurance with respect to Dr. Maglich or any of our executive officers. We also do not have succession plans. We do anticipate hiring additional senior personnel. As a result, our future growth and success will depend in large part upon our need and ability to attract additional qualified management, scientific and professional personnel. The competition for qualified personnel in the technological industry is intense, and our inability to attract and retain additional key personnel could adversely affect our business and financial operations.

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

We do not solely rely on contractual rights, patents, copyrights or other legal protection of intellectual property for any aspect of our technology. Because the combination of contractual rights, patents and copyrights may only provide narrow protection of our proprietary rights, we also rely on the protection afforded by our trade secrets, rapid innovation and advancement of technology and scientific expertise. However, we believe that our products in development could benefit from patent protection. As a result, we have six pending patent applications: two pending with the United States Patent and Trademark Office; one pending under the Patent Cooperation Treaty; and one pending in each of Canada, Japan, and Europe, only. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology and utilize it where we have no patents. The failure or inability to protect these rights and to fully exploit these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.

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

INTERRUPTIONS, DELAYS OR COST INCREASES AFFECTING OUR MATERIALS, PARTS, EQUIPMENT OR SUPPLIERS MAY ADVERSELY AFFECT OUR OPERATIONS, AND RELIANCE UPON A SINGLE SUPPLIER FOR PARTICLE ACCELERATORS INCREASES THIS RISK.

Our operations depend upon obtaining adequate supplies of materials, parts and equipment, including particle accelerators, on a timely basis from third parties. Our reliance on third party suppliers limits our control over product delivery schedules or product quality. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment of adequate quality in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In the event that any of our suppliers were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate suppliers, if any, were to become available.

Particle accelerators are a central component of our sensors. Particle accelerators are scientific instrument that increase the kinetic energy of charged particles. There are many suppliers of the particle accelerator used in our MiniSenzor. There are only three suppliers of the particle accelerator used in our SuperSenzor, and we are currently using only one supplier. This supplier has limited production capacity, also supplies one of our competitors, and has delayed delivery of components on three occasions. The supplier re-designed the unit we are using per our request, and this has led to delays recently in delivery. While we believe that alternate suppliers for this particle accelerator are available, further interruption could materially impair our operations.

PARTICLE ACCELERATORS ARE SUBJECT TO REGULATION BY THE U.S. NUCLEAR REGULATORY COMMISSION AND OTHER FEDERAL AND STATE AGENCIES, AND THE BURDEN OF COMPLYING WITH THESE REGULATIONS MAY IMPAIR OUR ABILITY TO TEST AND DEMONSTRATE OUR PRODUCTS.

The detector systems incorporated within our products utilize particle accelerator equipment. Particle accelerators are scientific instrument that increase the kinetic energy of charged particles. Various governmental agencies, such as the U.S. Nuclear Regulatory Commission, the U.S. Department of Transportation and state health departments, regulate the sale and use of particle accelerator equipment. There are also federal, state and local regulations covering the occupational safety and health of our employees. We believe that we are in compliance with all applicable governmental requirements.

The primary aspect of the equipment or protocol associated with our products or activities that require licensing is the use of particle accelerator radiation sources. Use of the systems in-house or at a customer facility or demonstration location requires the operating party to obtain a license from the appropriate state agency or federal agency, including the U.S. Nuclear Regulatory Commission, regulating the use of radiation producing systems. These licensing requirements and other regulatory burdens associated with the use of particle accelerator radiation sources makes the testing and demonstration of our products substantially more difficult, and may from time to time delay or prevent the testing or demonstration of our products.

WE ARE INEXPERIENCED IN DOING BUSINESS IN THE MIDDLE EAST, EUROPEAN UNION AND OTHER POTENTIAL MARKETS FOR OUR PRODUCTS, AND OUR PLANS MAY RELY ON LEVERAGING THE SKILLS OF STRATEGIC PARTNERS.

Our management is inexperienced in doing business in many overseas markets in which we plan to sell our products. We may experience unexpected difficulties in our overseas marketing and sales efforts, and such efforts may depend upon leveraging the skills of strategic partners with experience in these markets. We have entered into an Exclusive International Distribution Agreement for our beta-model CarBomb Finder with the Electronic Equipment Marketing Company, based in London and Riyadh, for our marketing and sales efforts in the Middle East and certain European Union nations. Presently, we have not pursued any relationships with other strategic partners.

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

OUR COMPETITORS COULD PURCHASE THE SAME COMPONENTS FROM OUR SUPPLIERS AND ATTEMPT TO COPY OUR PRODUCTS TO THE EXTENT NOT COVERED BY PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS.

We, like most companies, purchase components for our products from third party suppliers. We have patent applications pending that are directed to various combinations of some of these components, but do not cover any of these components separately. Competitors could purchase the same components from the same suppliers and assemble similar products to the extent not prevented by our patent or other intellectual property rights. We cannot assure you that our competitors will not independently develop comparable or superior technologies using similar or identical components, or that our competitors will not obtain unauthorized access to our proprietary technology and utilize it where we have no patents or where our patents do not cover the competitor's technology. Areas of the world where we do not have patent applications include, for instance, the Middle East, Russia, Africa, and South America. We believe that we have applied for patents in countries where we expect the largest markets for our products and we intend to expand our patent portfolio. We have applied for patents in the United States, the European Union, Canada, and Japan and as improvements are made we intend to file also elsewhere for any potential patent protection.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A (common stock) of HiEnergy Microdevices at $5.00 per share. Mr. Eckhouse filed a lawsuit against the Company, Microdevices and Dr. Bogdan Maglich on May 2, 2003 in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. The Company and Dr. Maglich were successful on their demurrer and motion to strike. As such, Dr. Maglich individually is no longer a party to this action. The Company will be filing a cross-complaint against Richard Eckhouse and discovery. Trial is set for May 3, 2004. The Company intends to vigorously defend itself in this matter. We deny these allegations and are vigorously defending this lawsuit.

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

         2. The independent investigators have not identified any evidence of wrongdoing following the April 2002 reverse acquisition by HiEnergy of HiEnergy Microdevices

         3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the reverse merger.

         4. Our current officers and directors responded promptly and cooperated fully with the investigation.

As mentioned in item 3, above, the independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the April 2002 reverse acquisition. The independent investigators obtained evidence that some of our stockholders who purchased significant amounts of HiEnergy shares prior to the reverse acquisition knew or had business dealings with Phil Gurian, a person who had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as a director of the Company and for a short time as our interim President, was aware of these purchases of HiEnergy shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these HiEnergy shares and whether, if so, our former President and director had any knowledge of such control.

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

On November 24, 2003, Yeffet Security Consultants initiated binding arbitration proceedings with the Rhode Island office of the American Arbitration Association claiming that $59,540.91 in expense reimbursements and $390,000 in future consulting fees for the period from November 16, 2003 through June 30, 2005 are owed by the Company to Yeffet Security Consultants under a terminated Consulting Agreement with Yeffet Security Consultants, Inc. We are in the process of studying the matter.

From time to time, we may be subject to other routine litigation incidental to the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

LIST OF SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2003

o In December 2003, we issued 33,334 shares of our common stock to James Herzog and Barbara Tawil in exchange for $25,000 in cash. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o      In November 2003, we issued 200,000 shares of our common stock to Robert
       J. Neborsky in exchange for $150,000 in cash, and we issued warrants to acquire 10,000 shares of our common stock at a price of $0.75 per share to Brian Corday as compensation for facilitating the sale. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In November 2003, we issued 35,212 shares of our common stock to each of Keith Moore and Ryan Patch in exchange for $25,000.50 in cash from each. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In October 2003, we issued 31,500 shares of our common stock to each of Carlos S. De la Cuesta Nazabal and Luis Lopez Echeto in exchange for $60,001 in cash, and in October 2003, we issued warrants to acquire 15,750 shares of our common stock at a price of $1.25 per share to Julian Eguizabal Echeverria as compensation for facilitating the sale. We believe these issuances of securities were exempt from registration under Regulation S of the Securities Act.

o In September 2003, we agreed to issue 76,923 shares of our common stock, and warrants to acquire an additional 25,641 shares of our common stock at a price of $1.30 per share to SBI-USA LLC in exchange for $100,000 in cash. We believe these issuances of securities is exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In August 2003, we issued 666,666 shares of our common stock, and warrants to acquire 220,000 shares of our common stock at a price of $0.75 per share, to Platinum Partners Value Arbitrage Fund LP for gross proceeds of $500,000, and we issued warrants to acquire 60,000 shares of our common stock at a price of $0.8625 per share to Dunwoody Brokerage Services as compensation for facilitating the sale. We also issued 86,957 shares of our common stock, and warrants to acquire 28,697 shares of our common stock at a price of $0.75 per share, to Nicholas Yocca, Danny Beadle and Patrick Bevilacqua for gross proceeds of $60,000. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In August 2003, we issued 600,000 shares of our common stock, and warrants to acquire an additional 100,000 shares of our common stock at a price of $0.65 per share and 50,000 shares at $0.69 per share, to Bullbear Capital Partners LLP in exchange for $346,000 in cash. We also issued 217,392 shares of common stock and warrants to acquire 65,942 shares to Richard Melnick in exchange for $150,000 in cash. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In August 2003, we issued a total of 222,222 shares of our common stock, and warrants to acquire an additional 55,556 shares of our common stock at a price of $0.60 per share, to Mark Yocca, Nicholas Yocca, Paul Kim and Central Answering Service, Inc. in exchange for $100,000 in cash. Mark Yocca, Nicholas Yocca and Paul Kim are each attorneys associated with Yocca Patch & Yocca, LLP, counsel to the Company. We believe the issuance of securities was exempt under Rule 506 of Regulation D and/or
       Section 4(2) under the Securities Act.

o In August 2003, we issued 44,705 shares of common stock to a Director for an exercise of a stock option in HiEnergy Microdevices, Inc. which was converted common stock of HiEnergy Technologies, Inc. upon the reverse merger, but the common stock was never issued. We believe the issuance of securities was exempt under Section 4(2) under the Securities Act.

o In August 2003, we issued options to purchase an aggregate of 65,000 shares of common stock to employees and 40,000 to other service providers, with an exercise price of $1.02 and a term of six years, pursuant to the HiEnergy Technologies 2003 Stock Incentive Plan. We believe the issuance of securities was exempt under Section 4(2) under the Securities Act.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2002, we held our annual meeting of stockholders in Irvine, California. At the meeting, our stockholders were asked to vote on the election of members to the Board of Directors. All of the directors nominated for election served as directors immediately prior to the annual meeting. The following directors were elected by our stockholders as a result of the following votes:

-----------------------------------------------------------------------------------------------------------
     NAME                           VOTES "FOR" ELECTION   VOTES "AGAINST" ELECTION       VOTES
                                                                                        "WITHHELD"
-----------------------------------------------------------------------------------------------------------
Bogdan C. Maglich                       21,640,207                  73,880
-----------------------------------------------------------------------------------------------------------
David R. Baker                          21,672,887                  41,200
-----------------------------------------------------------------------------------------------------------
Robert H. Drysdale                      21,672,887                  41,200
-----------------------------------------------------------------------------------------------------------
Harb S. Al Zuhair                       21,662,887                  51,200
-----------------------------------------------------------------------------------------------------------
Whitney E. Stanbury                     21,662,587                  51,200                 300
-----------------------------------------------------------------------------------------------------------

In addition to the election of directors, the following matter was voted upon at the annual meeting:

o Approval, ratification, adoption and authorization of the HiEnergy Technologies, Inc. 2003 Stock Incentive Plan.

----------------------------------------------------------------------------------------------------
             FOR                          AGAINST                       ABSTAINED
----------------------------------------------------------------------------------------------------
          15,209,728                      273,855                        98,882
----------------------------------------------------------------------------------------------------

No other matters were submitted to our stockholders at the annual meeting.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)            EXHIBITS

EXHIBIT
 NUMBER                         DESCRIPTION
---------      -----------------------------------------------------------------
10.40.3        Amendment of the Promissory Notes issued to
               Yocca Patch & Yocca, LLP

10.52 (10)     Form of Stock Purchase Agreement dated August 2003 between
               HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.53 (10)     Form of Warrant Certificate dated August 2003 between HiEnergy
               Technologies, Inc. and the purchasers of common stock and
               warrants

10.57 (11)     Memorandum of Understanding between HiEnergy Technologies, Inc.
               and Aeropuertos Espanoles y Navegacion Aerea, Edificio La Piovera
               - Peonias dated October 6, 2003

10.58          Form of Stock Purchase Agreement dated October 15 - December 2,
               2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants.

10.59 Form of Warrant Agreement dated October 28 - December 2, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants.

10.60          Letter Agreement between SBI - USA LLC and HiEnergy Technologies,
               Inc. dated August 1, 2003.

31.1 Certification of Chief Executive Officer and Treasurer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1 Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management compensatory plan or arrangement.

(10) Filed on September 3, 2003 as an exhibit to HiEnergy Technologies' post-effective amendment no. 1 to its registration statement on Form SB-2 (File No. 333-101055), and incorporate herein by reference.

(11) Filed on October 7, 2003 as an exhibit to HiEnergy Technologies' Form 8-K dated October 7, 2003.

(b)        REPORTS ON FORM 8-K

On September 12, 2003, we filed a report on Form 8-K dated September 11, 2003. The report disclosed under Item 9 pursuant to Regulation FD. The purpose of this report is to respond to questions from investors and to comment on whether we are owned or controlled by associates of Philip Gurian.

On September 15, 2003, we filed a report on Form 8-K dated September 16, 2003. The report disclosed under Item 9 pursuant to Regulation FD. The purpose of this report is to announce that HiEnergy Technologies, Inc. has been cleared by the US Army to present two scientific papers at the International Conference on Requirements and Technologies for the Detection, Removal and Neutralization of Landmines and UXO, which is taking place in Brussels, Belgium, September 15-18, 2003. HiEnergy's patent application for the SuperSenzor had been under US Army Secrecy Orders from October 22, 2002 until February 25, 2003.

On October 8, 2003, we filed a report on Form 8-K dated October 7, 2003. The report disclosed under Item 5 Other Events and Regulation FD that the Company has executed a Memorandum of Understanding with the Directorate of Spanish Airports and Navigation known as AENA (Aeropuertos Espanoles y Navegacion Aerea), to form a collaborative effort with HiEnergy to use HiEnergy's Stoichiometer technology to improve the security of Spain's airports. Additionally the Memorandum outlines an in-field demonstration in Spain of HiEnergy's Stoichiometer technology as used in the CarBomb Finder TM, and potentially a demonstration of the False Alarm Eliminator(TM) for the Department of Security of AENA.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HIENERGY TECHNOLOGIES, INC.



Date:  December 16, 2003      By:  /s/ B. C. Maglich
      --------------------         ----------------------------------------
                                   Name:  Bogdan C. Maglich
                                   Title:  Chief Executive Officer and President