Form 10KSB/A
period 2003-04-30
HIENERGY TECHNOLOGIES INC
filed 2003-12-24
CIK 1112424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                                   (Mark one)
               /X/ Annual report under section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the fiscal year ended April 30, 2003
                                       OR
             / / Transition report under section 13 or 15(d) of the
                        Securities Exchange Act of 1934
              For the transition Period from ________ to __________

                        Commission file number: 0 - 32093

                           HiEnergy Technologies, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


               Delaware                                       91-2022980
               --------                                       ----------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


      1601B Alton Pkwy, Irvine, CA                                   92606
      ----------------------------                                   -----
(Address of principal executive offices)                           (Zip Code)


                    Issuer's telephone number: (949) 757-0855

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                  Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

           Registrant's revenues for its most recent fiscal year: $0

As of December 17, 2003 the aggregate market value of the voting common equity held by non-affiliates of the registrant was $19,305,000 based on $0.86/share as the closing price reported on the OTC BB operated by the NASD. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

On December 18, 2003, the registrant had 31,279,853 shares of common stock, par value $0.001 per share, issued and outstanding.

                   Documents incorporated by reference: None.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes / / No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003


PART I                                                                                                PAGE
Item 1     Description of Business......................................................................3

Item 2     Description of Property......................................................................17

Item 3     Legal Proceedings............................................................................18

Item 4     Submission of Matters to a Vote of Security Holders..........................................18

PART II

Item 5     Market for Common Equity and Related Shareholder Matters.....................................18

Item 6     Management's Discussion and Analysis or Plan of Operation....................................21

Item 7     Financial Statements.........................................................................34

Item 8     Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure.........................................................................66

Item 8a    Controls and Procedures......................................................................66

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act.......................................................66

Item 10    Executive Compensation.......................................................................68

Item 11    Security Ownership of Certain Beneficial Owners and Management and
           Related Shareholder Matters..................................................................71

Item 12    Certain Relationships and Related Transactions...............................................73

Item 13    Exhibits and Reports on Form 8-K.............................................................74

Item 14    Principal Accountant Fees and Services.......................................................75

SIGNATURES..............................................................................................76

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

ITEM 1.  DESCRIPTION OF BUSINESS

                             DESCRIPTION OF BUSINESS

OVERVIEW

We have developed a "Stoichiometer," which is a chemical sensor technology. It is capable of remotely determining the chemical composition of substances, including explosives, biological agents and drugs. We have products in development that can display an image of the substance indicating its location and shape.

"Stoichiometry" is the scientific term for the art and science of determining the chemical composition of unknown substances. Historically stoichiometry has involved a multitude of instruments, a complex chemical process and destructive tests. Our Stoichiometer, however, is a sensor that can determine the chemical composition of a substance while neither using nor "sniffing" a physical sample. We are unaware of any other stoichiometric detector on the market.

We plan to continue to develop, commercialize and market our Stoichiometer technology to government agencies, organizations and industrial users that need to improve the speed, accuracy, and efficiency of their security screening procedures and industrial quality control processes.

EXISTING TECHNOLOGY

"ANOMALY" DETECTORS VS. "CONFIRMATION" SENSORS

Existing detection technologies can be broadly divided into the primary "anomaly" detectors and secondary "confirmation" sensors. Anomaly detectors, such as the x-ray scanners currently used for airport security or the various detectors currently used in minefields, are chemically blind. They identify suspicious objects based on the density and shape of the object, but they cannot distinguish between explosives and harmless objects with similar density and shape. This results in the identification of some suspicious objects that are in fact harmless. Secondary sensors that would conclusively identify the chemistry of the target being scanned are referred to as "confirmation" sensors because they would distinguish between harmless anomalies and actual explosives, biological agents or other harmful objects.

ANOMALY DETECTORS - X-RAY DETECTORS, METAL DETECTORS, RADAR DETECTORS, AND INFRARED DETECTORS

The x-ray explosive detection systems currently used for airport security are anomaly detectors. For each piece of luggage, the operator must decide whether the image provided by the x-ray detector indicates a suspicious object. Then the operator must use a secondary means to determine whether the suspicious object is actually an explosive, such as physical inspection. X-ray explosive detection systems currently in use have shown a very high rate of false positives of between 20% and 40%. Although some newer x-ray machines are able to automatically determine whether an image indicates a suspicious object, the decision to open the luggage and the ability to correctly identify an explosive upon physical inspection greatly depend upon the skill and judgment of the screeners.

Similarly, the metal detectors, radar detectors, and infrared detectors currently used to detect landmines can only detect buried suspicious objects. The objects are identified based on their metal content, density, shape or heat. Suspicious objects still have to be dug out by human de-miners. There is no other way like ours to determine if a suspicious object is indeed a landmine. In a typical minefield, there are between 400 and 800 false alarms for each real landmine found.

Our Stoichiometer technology is dramatically different because it is a confirmation sensor that determines the chemical composition of the target object. It can be used to lower the rate of false positives, improving speed and efficiency and reducing air travel delays. Our Stoichiometer should improve safety by automatically displaying the exact chemical composition of the target substance through up to 3/4 inch thick steel. The system does not rely upon operator interpretation because it makes a determination using computer software that automatically interprets the data obtained from the sensors. The operator of the system simply pushes a button and the system automatically indicates whether an explosive (or other substance of concern) is present or not.

CONFIRMATION SENSORS - MAGNETIC RESONANCE SENSORS AND X-RAY DIFFRACTION SENSORS

In addition to our Stoichiometer technology, we are aware of two other detection technologies that are not stoichiometric but claim the ability to identify chemical compounds: magnetic resonance sensors and x-ray diffraction sensors. Magnetic resonance has a major drawback--it is blinded by metal because of magnetism. Absent metal barriers, X-ray diffraction sensors measure the patterns of x-rays that have bounced off the investigated substance and changed their direction.

Magnetic resonance sensors use high-powered magnets and radio frequency coils that emit pulsed radio frequencies and detect the nuclear magnetic resonance signal of a single specified element present in an object. The nucleus of different elements have a unique nuclear magnetic signal, and magnetic resonance sensors emits a pulse at the frequency needed to detect the unique signal of a specific element. For example, medical magnetic resonance sensors generally are designed to emit at a radio frequency to detect the hydrogen contained in the water and fat present in the human body.

X-ray diffraction sensors are used to detect substances that have crystal structures in which atoms are arranged in regular patterns. The regular pattern of the atoms in such substances will reflect x-rays in unique patterns as well. X-ray diffraction sensors operate by emitting x-rays and detecting the unique patterns of the x-rays which are deflected by the crystal structure of the target substance. X-ray diffraction sensors are therefore limited to detecting substances with a crystal structure.

Both magnetic resonance and x-ray diffraction are pattern recognition technologies. They cannot identify the exact chemical composition of different substances. Instead, they provide confirmation of the presence or absence of specific targeted compound by recognizing pre-programmed patterns produced by particular targeted compounds.

Our Stoichiometer is superior to magnetic resonance sensors on the following grounds:

          o Magnetic fields cannot penetrate metals, while neutrons pass through them without resistance. Magnetic resonance detectors cannot operate through even the thinnest metallic foil. Magnetic resonance detectors cannot operate in mineral soil because the soil is electrically conductive. The Stoichiometer is insensitive to the electric properties of soil. The Stoichiometer has determined the chemical composition of explosives through 0.75 inches of steel.

          o Our Stoichiometer technology produces an identification of the chemical composition of a vast number of different substances and is not limited to finding targeted substances. It does not have to seek a match to a pre-programmed pattern.

          o Magnetic resonance detectors operate at the frequencies of radio stations, which precludes their use in open areas.

          o A magnetic resonance detector's range in non-metallic materials is 2 inches for a portable device and up to 10 inches for a vehicle borne system. The Stoichiometer's range is being estimated as at least 4 feet with a portable system.

The above disadvantages have led to the U.S. Army's abandonment of magnetic resonance technology after millions of dollars in governmental funding.

Our Stoichiometer technology is superior to x-ray diffraction sensors on the following grounds:

          o X-ray diffraction works only when the target substance is accessible from two sides. This excludes its use in detecting landmines.

          o An x-ray diffraction detector is a large, heavy and expensive machine.

          o X-ray diffraction has proven reliable only for detecting stand-alone substances. When a substance is inserted into clutter, the results are not certain enough.

                                 OUR TECHNOLOGY

Our "Stoichiometer" detector technology is capable of remotely and quickly determining the chemical composition of substances, including explosives, biological agents and drugs, and at the same time displaying an image of the substance indicating its location and shape. All three versions of our core technology determine the chemical composition of target substances with a single device in a single shot. We are unaware of any other such stoichiometric detector on the market.

HOW IT WORKS

Our Stoichiometer technology operates by measuring the exact ratios of atomic elements present in a substance, and measuring these ratios in three dimensions. Our device sends neutrons and other subatomic particles toward the target substance using a miniature particle accelerator or other source. Particle accelerators are scientific instruments that increase the kinetic energy of charged particles, such as ions or neutrons. These neutrons can travel through metal, soil and other barriers. The neutrons cause the target substance to emit gamma rays and other subatomic particles back toward the Stoichiometer, also through barriers, and the Stoichiometer detects them. The gamma rays and other emissions emitted by each element (carbon, nitrogen, oxygen, etc.) are different, and our Stoichiometer identifies the type of element and the relative quantity of each element in the target substance based on the emissions that it measures. The device then automatically compares these measurements against a computer library of chemical data and displays to the operator of the device whether a particular chemical compound is present. The use of directed neutrons in the SuperSenzor version of the Stoichiometer also permits it to determine the three dimensional location of target substances.

Unlike many other detection systems in use today, the precision of the Stoichiometer's atomic measurements combined with the computerized comparison of these measurements against a library of chemical data virtually eliminates reliance upon interpretation by the person operating the sensor. This greatly reduces the possibility that an explosive, biological agent or other compound would go undetected due to operator error.

The Stoichiometer measures the ratio of all atomic elements present in a substance other than hydrogen, which does not provide a sufficient response to the fast neutrons used by the Stoichiometer. By measuring the ratios of all elements other than hydrogen, the Stoichiometer can automatically differentiate between chemical compounds with different atomic ratios with a very high degree of accuracy. However, substances that have identical ratios of all elements other than hydrogen will appear the same to the Stoichiometer. For example, the Stoichiometer can differentiate between cocaine and sugar and between gasoline and diesel fuel, but it cannot differentiate between sucrose and glucose, two types of sugar, or between two pure hydrocarbons such as methane and propane.

Three-dimensional detection and locating is best accomplished by a Stoichiometer system with two SuperSenzors. A single SuperSenzor provides good two-dimensional resolution and coarse depth perception, while two SuperSenzors used in a stereoscopic system would provide good resolution in all three dimensions.

The three dimensional measuring capability of the SuperSenzor version of the Stoichiometer allows it to detect the atomic ratios in each portion of an object. This allows the Stoichiometer to identify the chemical composition of many separate items within an object and to determine the location of each item. However, because the three-dimensional resolution of the SuperSenzor is not fine, it might not accurately identify the separate chemical components in a uniform mixture of two or more compounds. For example, the Stoichiometer should identify a bag of cocaine surrounded by sugar and display the location of the bag within the sugar, but the Stoichiometer might not accurately identify a uniform mixture of cocaine and sugar.

ADVANTAGES

Our technology is unique in that it has the ability to:

          o Obtain the 3D location and image of a substance;

          o Identify the chemical composition of a substance;

          o Operate at a distance from the substance without touching or sampling it;

          o Operate through barriers such as solid steel casing or soil; and

          o Operate in real-time in a matter of seconds or minutes.

We are unaware of any prior demonstrations in the history of analytical chemistry where the exact chemical composition of a substance has been stoichiometrically deciphered (a) online, (b) without sampling, (c) through barriers, and (d) producing an image. Each of these four features is unique to our technology.

THERMAL NEUTRONS, FAST NEUTRONS AND DIRECTED NEUTRONS

A neutron has a natural state of being attached to the nucleus of an atom, and an energetic state in which it travels alone. Energetic neutrons are called either "thermal" or "fast," depending on the speed at which they travel. Thermal neutrons travel relatively slowly, and fast neutrons travel close to the speed of light. Our SuperSenzor emits fast neutrons that have an energy of 14,000,000eV, which is 560,000,000 (five hundred and sixty million) times more energetic than thermal neutrons, the energy of which is 0.025eV.

Regular neutron generators emit neutrons in all directions and are therefore described as non-directed. Our MiniSenzor uses a non-directed neutron generator. In contrast, the neutron generator used in our SuperSenzor electronically selects only neutrons emitted in one narrow beam so that they can be aimed at a particular spot similar to a flashlight beam, and is therefore described as directed.

                             OUR THREE CORE SYSTEMS

A detector system generally consists of the core and the secondary systems. The core is the system that is common to all applications. The secondary systems are the infrastructure that is different for each application. We have been developing three core Stoichiometer systems:

(1) SuperSenzor is a top of the line system using directed neutrons. It is the fastest (6-15 seconds), longest range (4 ft.) and includes an imaging facility. The projected selling price of the core SuperSenzor unit is $300,000 to $600,000.

(2) MiniSenzor is an intermediate system using non-directed neutrons. It is slower (30-300 seconds), shorter range (1 ft.), and includes no imaging facility. It is portable (80 lbs.). The projected selling price of the core MiniSenzor unit is $200,000 to $400,000.


(3) MicroSenzor is an inexpensive system using a radioactive source of non-directed neutrons. It is slowest (5-30 minutes) and also does not include an imaging facility. It is very light weight (18 lbs.). The projected selling price of the core MicroSenzor unit is $75,000 to $100,000.


Each of our three core systems has 3 key components:

     1. The "emitter" is a miniature particle accelerator or other source that produces neutrons.

     2. The "receiver" is a high resolution detector of gamma rays generated by the target.

     3. The "gammalyzer" is an electronic system that analyzes the detected gamma rays to separate the "signal" (i.e. the target substance, such as an explosive) from "noise" (i.e. clutter). In the SuperSenzor, the gammalyzer also determines the target substance's location by detecting the alpha particles.

Our systems also contain software to interpret the results from the gammalyzer and display these results in a format that it understandable to the operator.

             VALIDATION AND TESTING OF OUR STOICHIOMETER TECHNOLOGY

An industry-university-governmental lab consortium developed the Stoichiometer (originally called atometer) over the period from 1997-2002, financed by private funds and five government contracts. Stoichiometer was first scientifically validated in tests conducted at the U.S. Department of Energy's Special Technologies Laboratory in Santa Barbara. The results of these tests were publicly presented for the first time at the White House International Symposium on Drug Control Policy in 1999 and published in the symposium's proceedings:
Proc.  of  1999  ONDCP  Intern.   Technology  Symposium,  p.  9-37;  [Gov.  Dvc:
NCJ-176972].

During the period 1998-2002, our laboratory prototype of the SuperSenzor demonstrated, in blind tests conducted for the Department of Defense and U.S. Customs Office, the ability to retrieve from 3 feet away the chemical formula and three-dimensional location of (1) explosive simulant through steel or soil;
(2) cocaine simulant through rice; and (3) anthrax simulant (dead spores) through a paper. These tests were conducted in the presence of Department of Defense and U.S. Customs Office officials using unknown samples selected by the officials.

On May 8, 2002, our prototype MicroSenzor demonstrated, in blind tests conducted for the Office of Inspector General of the Department of Transportation, the ability to semi-automatically identify one kilogram of TNT explosive simulant in a metal container from a distance of one foot in 20 minutes, and to discriminate it from common non-explosive substances. These tests were conducted in the presence of Department of Transportation officials using unknown samples selected by the officials.

On June 3, 2002 our prototype MiniSenzor demonstrated in internal tests its ability to identify, through a metal container, one pound of explosive simulant in 30 seconds, automatically and without human intervention, as well as to reject common non-explosive substances like sugar and chocolate.

On January 9, 2003, our MiniSenzor demonstrated high reliability in blind open-air field tests conducted by the U.S. Navy at the Indian Point, Maryland, U.S. Navy base. The primary goal of the tests was to determine the ability of our MiniSenzor to chemically determine, from the outside, whether or not the filler of an artillery shell or other containers, is an explosive or an inert substance. MiniSenzor automatically and correctly, without any human intervention, differentiated every explosive from every non-explosive -- a score of 100%. The secondary goal was to differentiate between the specific explosives or specific inert substances. MiniSenzor got the exact chemical composition of all the inert substances and could not differentiate two explosives that were too similar to be distinguished exactly, which made our score come to 80%. In easier cases, it differentiated TNT from the plastic explosive "Semtex"; gasoline from diesel fuel; and fertilizer from the military grade explosive "RDX."

On September 24, 2003, we were competitively selected in the first round of a nationwide competition to submit a second round proposal on our CarBomb Finder to the Combating Terrorism Technology Support Office Technical Support Working Group. The Group is seeking several threat countermeasure technologies, including those to be used for explosive detection in vehicles. Our CarBomb Finder is a remote, clandestine detector of bombs in trunks, seats, and engines of parked or moving vehicles.

In September 2003 at our test site in Irvine, California, we performed two days of on-site demonstrations and blind tests of our explosives detection technology for the Security Manager and Director of Equipment and Installations of the Directorate of Spanish Airports and Navigation. The Spanish officials performed dozens of blind tests with both the CarBomb Finder(TM) and False-Alarm Eliminator(TM) for suitcases using the MiniSenzor. Both nitrogen-based and chlorine-based explosives were tested and detected.

On October 9, 2003 a technical inspector from the Transportation Security Agency conducted blind tests at our test site in Irvine, California and concluded that the MiniSenzor version of our Stoichiometer can easily differentiate peanut butter from explosives, which no other system can.

We intend to conduct further tests and demonstrations of our products. We believe that we will be ready to field test our anti-tank landmine sensor for the U.S. Army by March 2004, given the current rate of development of our technology and our internal testing and our dependence upon one outside supplier for the SuperSenzor neutron generator. Our potential customers may not accept the results of these tests until they independently repeat these tests and verify the results.

                               ENGINEERING ISSUES

DIRECTED NEUTRON GENERATOR

We are continuing to perfect our directed neutron generator, which is one of the three components of our SuperSenzor core system. This is a very special and unique particle accelerator. The first directed neutron generator was utilized by HiEnergy physicists in the Department of Energy's Special Tech Laboratory at Santa Barbara. It was a large system of immobile laboratory equipment, taking one half of the room. Our main engineering task has been to miniaturize this neutron generator into a portable system. Its development took one year under a contract with Thermo MF Physics in Colorado Springs. We placed orders for three of these miniature directed neutron generators.

The first of these portable directed neutron generators, weighing 25 pounds, was delivered to us in September 2003. We quickly concluded that it required an improvement in its neutron intensity. We have devised and built the means of improvement, which is currently being tested at our test-site. At the same time, we have ordered certain changes for the second model, now in production, which has been assembled and is currently being tested by our supplier.

PHYSICAL SHIELDING

We anticipate the need for physical shielding of our products according to varied public health and safety laws. The type and thickness of shielding of our products will vary according to each application of our technology and may vary depending upon the applicable regulations of the jurisdiction in which the system is installed.

In other situations where the device could be operated robotically from a distance, the shielding can be cut dramatically or even removed. For example, no shielding is required if the device is operated more than 30 feet from a worker or about 200 feet from public permanent occupancy zones such as office buildings, provided that the device is operated 2000 hours/per year. The public may be much closer if they are in a limited occupancy zone such as a parking lot, street, or walkway. Shielding will also vary geographically according to the dose limits set forth by a particular region's nuclear material exposure regulations.

In a typical setting, one where a worker is operating the device for up to 4000 hours/year in very close proximity to it, the shielding would need to be either 16 inches of concrete or 10 inches of borated polyethylene. Concrete costs about $10 per cubic foot while borated polyethylene costs about $300 per cubic foot. The advantage of using borated polyethylene is weight reduction for enhanced portability.

The standards of the State of California, which we are observing in our shielding designs, are the strictest in the United States. The University of California Radiation Safety Officer, licensed by the State of California, has determined the thickness of both polyethylene and concrete shielding required for operators and for public safety. Our test site has been designed accordingly and the design was approved by the Radiation Safety Officer on July 16, 2003.

Without shielding, we believe that our equipment's anticipated level of neutron radiation dose would result in 10 to 100 times less tissue damage than the level of x-ray radiation dose required accomplish baggage security screening. While a single neutron emitted by our Stoichiometer causes 10 times more tissue damage than a single X-ray, the cumulative number of X-rays needed for an X-ray scanner to scan an entire container is 100 times greater than the number of neutrons needed for the Stoichiometer to obtain the chemical identification of an object in the container.

FIELD TESTING AND MASS PRODUCTION

Design modifications may be required to coordinate the components of our core systems into a fixed unit capable of being built on an integrated production line. We must also assess the durability of these key components in an environment where they must function accurately day-in and day-out, rather than occasionally in a lab experiment.

Our prototype SuperSenzor device is now being tested in the field. Significant uncertainties that need to be addressed and resolved prior to commercialization include field testing of the SuperSenzor and its directed neutron generator to determine its range, accuracy, time and false alarm rates, and potentially improve these characteristics. These have been determined in laboratory testing, but remain to be determined in field tests.


                               CORPORATE HISTORY

We are an operating parent company with subsidiaries named HiEnergy Microdevices, Inc. and HiEnergy Defense, Inc. We were incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW
Enterprises Inc. On April 30, 2002, we changed our name to HiEnergy Technologies, Inc. following our reverse takeover of HiEnergy Microdevices Inc. in a transaction treated as a recapitalization of HiEnergy Technologies, Inc., with HiEnergy Microdevices, Inc. as the accounting acquirer (reverse takeover). As a result of this transaction, former stockholders of HiEnergy Microdevices came to own approximately 65% of our outstanding equity. The composition of our board of directors currently consists of five directors.

SLW Enterprises, Inc. was a "public shell company" on the date of the reverse take-over of HiEnergy Microdevices, Inc. The costs of the reverse take-over were approximately $451,000 and were expensed as a general and administration expense in the period incurred.

On October 22, 2002, we changed our state of incorporation from Washington to Delaware by merging into a Delaware corporation. Our name remains HiEnergy Technologies, Inc. Our 92% owned subsidiary, HiEnergy Microdevices is a Delaware corporation formed in 1995. It is the entity by which our technology had been developed. Dr. Bogdan Maglich, our Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, founded HiEnergy Microdevices to commercialize the technology he invented to remotely and non-intrusively decipher the chemical composition of substances.

HiEnergy Defense, Inc. was incorporated under the laws of the state of Delaware on July 28, 2003 as an eighty-five percent owned subsidiary of the Company. HiEnergy Defense, Inc. focuses on developing and marketing applications of our technology. It operates in the Washinton D.C. area from Arlington, Virginia.

Prior to the reverse takeover, SLW Enterprises' initial efforts focused on establishing a web-based nutritional supplement sales business under a different trade name. That business has been inactive the past fiscal year.

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

MARKET AREA                                  POTENTIAL CUSTOMERS
Car Bomb Detection                           Airport security and other security agencies
Landmine detection                           Department of Defense
Airport security screening                   Transportation Security Administration
Customs contraband detection                 U.S. Customs Service
Biological weapons detection                 Department of Defense, Postal Service, FBI
Industrial quality control processing        Crude oil refiners, bulk food processors, steel manufacturers
Explosive detection                          Police and ATF Bomb Squads


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

                              MARKETS AND PRODUCTS

Our first three products are the CarBomb Finder, the Anti-Tank Landmine Detector and the False-Alarm Eliminator for checked baggage. We also intend to focus on customs screening with the U.S. Customs Service and international equivalent agencies, explosives detection for police and ATF bomb squads, and bio-defense for the Department of Defense, the Postal Service, Federal Bureau of Investigation, the National Institutes of Health and their foreign equivalents. This initial list of customers may be refined or altered as conditions dictate. A separate but potentially large segment includes industrial users. We will pursue each market using the same core Stoichiometer technology.

The status of our announced products and proposed pricing are as follows:

          PRODUCT NAME                                  PROTOTYPE PRICE           STATUS
          Carbomb Finder CF 303                         $500,000 (w/out van)      In development
          Carbomb Finder CF 201                         $250,000 (w/out van)      Prototype available
          Anti-Tank Landmine Sensor                     $400,000                  In development
          Unexploded Ordnance Sensor                    Not yet priced            In development
          Luggage Confirmation System                   Not yet priced            In development
          Cargo Confirmation Sensor                     $500,000                  In development
          Biological Agent Confirmation                 Not yet priced            In development
          Industrial Quality Control Sensor             Not yet priced            In development
          Microsenzor                                   $90,000                   Prototype available

                            OUR FIRST THREE PRODUCTS

Our first three products are the CarBomb Finder, the anti-tank landmine detector, and the checked luggage "False Alarm Eliminator" for airports. We currently have available for sale beta models of our MiniSenzor based products, including the CarBomb Finder. We can produce beta models of our CarBomb Finder and other products at our facilities, and we are also in discussion with companies that have significant manufacturing facilities.

Our choice of the first products to be put onto the market has been guided by the policy of selecting the simplest and cheapest system for customers with the easiest requirements. The larger the mass to be detected, the easier it is to identify, and thus customers desiring to detect large masses have the easiest requirements.

CARBOMB FINDER

Car bombs are relatively easy to detect with our technology due to the size of the explosive. Our CarBomb Finder has generated interest in the European and Middle East markets possibly due to recent terrorist car bomb attacks in Istanbul, Riyadh, Casablanca, and Spain as well as Israel, Iraq, Afghanistan and Kashmir. We believe we can potentially capture a substantial portion of the European and Middle East markets for car bomb detection. Our ability to capture a substantial part of these markets will depend upon such factors as our ability to develop relationships with effective marketing partners and distributorships in these regions.

The CarBomb Finder is designed as a police-vehicle-borne sensor that will decipher the chemical composition of the contents of other cars through the metallic walls of the target vehicle. The CarBomb Finder will detect bombs in trunks, seats and engines of parked or moving cars. It can provide clandestine, non-obtrusive and effective mechanisms for searching inside cars. This is our only current product that serves in the dual role of the anomaly detector and confirmation sensor.

CarBomb Finder will be offered in two models, a SuperSenzor based Model 303, and a MiniSenzor based Model 201. The CarBomb Finder Model 201 should be priced at $250,000, and the CarBomb Finder Model 303 should be priced at $500,000. We may adjust these prices based on costs of production, market response or other factors. The simplest and cheapest model of the CarBomb Finder is Model 201, which has a MiniSenzor core system. Field tests of the CarBomb Finder Model 201 are planned in the parking lot of the airport in Madrid, Spain under an arrangement with the Spanish government. We are ready to conduct the tests and have obtained a U.S. export permit. We anticipate conducting the tests in the very near future subject to getting the necessary permits from the Spanish government, which are now in process.

On October 13, 2003, a technical directorate of Aeroport de Paris, France, solicited a proposal from HiEnergy for use of the CarBomb Finder at two Paris airports, Charles de Gaulle and Orly. The CarBomb Finder is our first product, and is currently available as a beta unit.

ANTI-TANK LANDMINE CONFIRMATION SENSOR

Current technology used to clear landmines, such as ground penetrating radar and metal detectors, has significant drawbacks. It is limited by the need to penetrate soil, by the manufacture of non-metallic landmines, and by its inability to operate from a distance in real time. It is estimated that only one out of 800 anomalies turn out, after having been unearthed, to be real mines. The rest of the anomalies are "clutter" that must nevertheless be investigated as though they were live mines. The result of these drawbacks is that land cannot be checked quickly or accurately, and humans must place themselves at risk to verify that an area of land is clear. Because our technology can "see through" soil and containers, and return a quantitative chemical formula, it should enable field personnel to quickly, accurately, and safely confirm whether an anomaly is an explosives loaded landmine or just clutter.

The United Nations has estimated that it would cost $30 billion and take more than 150 years to clear all landmines using existing technology. We have identified governments and organizations dedicated to destroying landmines throughout the world as candidates for purchasing landmine detection systems.

The Anti-Tank Landmine Confirmation Sensor is designed as a military-vehicle-borne sensor that will determine whether a buried object is an anti-tank landmine. We have been developing our Anti-Tank Landmine Detector under a Small Business Innovation Research Phase II contract with the U.S.
Army's Night Vision and Electronic Sensors directorate. Our tests have shown that anti-tank landmines can be stoichiometrically identified through 2 inches of soil using a MiniSenzor based system. For deeper mines, however, the SuperSenzor's directed neutron generator is required.

The SuperSenzor for Anti-Tank Landmine should be priced at approximately $400,000. We may adjust these prices based on costs of production, market response or other factors. Our Model 301 system, with a SuperSenzor core and mounted on an all terrain vehicle, is scheduled to undertake field tests at the Army's landmine test grounds at Ft. Belvoir, Maryland, in February 2004. It is waiting for the final version of the directed neutron generator to read its full neutron intensity. See "Engineering Issues" above.

FALSE-ALARM ELIMINATOR

Congress passed legislation requiring that 100% of checked baggage be screened for explosives by December 31, 2002, and authorized extensions to the December 31, 2002 deadline for fully deployed electronic detection systems in the legislation which created the new Department of Homeland Security. The Transportation Security Administration began screening 100% of all checked baggage by the December 31, 2002 deadline, but is using temporary measures and equipment in many airports. Existing technology used in airports is chemically blind and results in a very high rate of false positives, depends solely upon the alertness and training of the operator, cannot see through metal containers, and cannot confirm the existence of explosives.

Our False-Alarm Eliminator for checked baggage will be a MiniSenzor or SuperSenzor based system used as a confirmation sensor to scan baggage identified as suspect by primary x-ray or other anomaly detectors. The purpose of the False-Alarm Eliminator is to improve safety, speed and efficiency of luggage screening and reduce air travel delays by unambiguously and automatically determining the presence of explosives or other substances. It can be integrated into luggage screening systems at passenger airports throughout the world to significantly reduce false alarm rates and to identify a wider variety of substances than current anomaly detection scanning systems.

Our products also could be used to screen an entire luggage cart at a time on a confirmation detection basis, as opposed to the current systems that screen only one bag at a time on an anomaly detection basis. Although such a system would be more expensive than a single-piece luggage screening system, we believe that government agencies may be willing to pay a higher price because of increased volume and time efficiency.

                           OTHER MARKETS AND PRODUCTS

CUSTOMS AND CARGO SCREENING

The U.S. Customs Service has identified the need to screen and check packages, shipping containers, and trucks entering all U.S. ports of entry. This task is monumental (approximately 5.7 million sea containers enter the U.S. each year), and requires technology that is quick, non-intrusive, and can operate at a distance. Under the Container Security Initiative of January 2002, the U.S. Customs Service has even begun pre-inspection of "high risk" cargo containers at three major points of origin. Existing technology is limited in that it cannot see well through metal, needs to be close to the suspected object (or inside the container), and cannot confirm the identity of the unknown substance.

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

We have designed two versions of our Cargo Confirmation Sensor. Both should be priced at $500,000. We may adjust these prices based on costs of production, market response or other factors. The Confirmation Senzor for Sealed Containers will inspect the container interior from the top, side and bottom using a "car wash" configuration to move around the perimeter of a cargo container and scan its contents. The Border Crossing Confirmation Senzor is designed to work in tandem with anomaly detectors similar to the airport security False-Alarm Eliminator.

We plan to position ourselves as a direct supplier to major governmental agencies responsible for customs screening. We have completed tests on behalf of the U.S. Customs Service and plan to conduct further tests, and believe we are well positioned with the only stoichiometric technology that can scan sealed shipping containers for the chemical composition of concealed contraband and explosives.

CONTAMINATION CONTROL

With the advent of security not only for people, but also for the actual products they use, there is a growing market to make sure that someone does not cause panic and terror by contamination. We believe that contamination control of all kinds could ultimately be one of our most significant markets. Currently contamination control is conducted through sampling, with targets being subjected to tests to determine whether specific contaminants are present. This approach requires the destruction of the target (resulting in an economic incentive to minimize sample size), it may not identify isolated instances of contamination, and it may not detect a contaminant because the contaminant's identification was excluded from the testing regimen.

We believe that our technology will be able to stoichiometrically analyze the contents of a given liquid or solid and provide an immediate warning if there are any chemicals or compounds present that were not supposed to be present. We believe our technology will be a significant improvement over existing sampling procedures because of our technology's capabilities for specifying which chemical it detects, noninvasively. Although we intend to begin pursuing this market area in the coming fiscal year, the development of this market area into a revenue-producing segment is a long-term project.

BIO-DEFENSE

We have identified agencies such as the Department of Defense, the U.S. Postal Service, Federal Bureau of Investigation, the National Institutes of Health and their foreign equivalents that have responsibility for detecting biological warfare agents as candidates for our Stoichiometer technology.

BOMB SQUAD

Because police departments and the Bureau of Alcohol, Tobacco and Firearms have no certain method for determining if a suspicious object contains explosives, we have identified these agencies as our market for our Stoichiometer technology. We intend to conduct demonstration tests in 2004 for police bomb squads in southern California.

INDUSTRIAL QUALITY CONTROL

We have identified a wide variety of potential  industrial  applications for our
Stoichiometer  products,   including  detecting  impurities  in  oil,  gas,  and
gemstones, and providing qualitative elemental information for food products.

                                MARKETING PLANS

The market niche that we occupy, within the broad security and anti-terrorism industry, is that of advanced detector technology. This niche is characterized by expensive, technologically advanced systems such as computed tomograhy and quantum magnetic resonance systems for airline and customs screening, and ground penetrating radar systems for landmine detection.

Within this market niche, we believe our Stoichiometer technology has several competitive advantages, including its ability to determine the exact chemical formula of a substance through metal barriers from a short distance away and without any physical contact with the substance or its vapors, and not to rely on user interpretation.

INCREASE CUSTOMER AWARENESS

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

DEVELOP STRATEGIC RELATIONSHIPS

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

GENERATE PUBLIC DEMAND

We hope to combine the effects of technical presentations to potential customers, news media demonstrations and public relations to create a "public demand" for our technology. Publishing articles in technical journals, speaking at technical conferences and creating opportunities to give interviews will be a longer-term strategy to maintain the public demand for and awareness of our technology. We have recently demonstrated our products for FOX News, and our technology is featured in the most recent edition of the Massachusetts Institute of Technology's Technology Review.

In September 2003, Dr. Maglich, together with two of our senior scientists, presented two scientific papers on the capabilities of the SuperSenzor and MiniSenzor in landmine and explosives detection at the International Conference on Requirements and Technologies for the Detection, Removal and Neutralization of Landmines and Unexploded Ordnance in Brussels, Belgium.

For the time being, we will try to segregate the deployment of our technology from the general public. We anticipate a possible adverse public reaction to the associated level of neutron radiation exposure that may accompany operation of our technology. We anticipate the need for neutron shielding in certain applications, such as airports, to shield personnel from our anticipated levels of radiation. We have not determined the levels of shielding that are required, which may vary depending on the regulations of the states in which the system is installed. See "Risk Factors" beginning on page 3.

Our Chief Scientific Officer, Dr. Maglich, believes that our anticipated level of neutron radiation will be approved for human scans when it is realized that the dose will result in 10 times less tissue damage than the acceptable level of x-ray radiation dose needed to accomplish security screening. Fast neutrons, which are used in our technology, do not produce the same radioactive environment as thermal neutrons. Despite the relative safety of our technology, we propose to use our technology initially only for screening procedures that are remote from the general public (such as checked baggage) to avoid this adverse public reaction, instead of using our technology for high profile procedures (such as carry-on baggage screening). As public knowledge and awareness increase, we believe that the broader array of uses for our technology will become available. See "Risk Factors" beginning on page 3.

USE INTERNATIONAL REPRESENTATIVES

To facilitate international sales, we expect to work with a network of representatives located in countries with identified opportunities. We plan to select these representatives based on their track record in selling to the target customers and to compensate them on a commission basis tied to the contract sales price. We have identified prospective representatives we would like to retain.

We have entered into an exclusive International Distribution Agreement with Electronic Equipment Marketing Co., known as EEMCO. Under the agreement, EEMCO has exclusive rights to sell our CarBomb Finder in the Middle-East countries of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, United Arab Emirates, Iraq, Yemen, and Jordan and in the North African countries of Egypt, Morocco, Tunis, Algeria, and Mauritania. EEMCO also has the exclusive rights to sell our CarBomb Finder to the Kingdom of Saudi Arabia Land Forces, the Saudi Arabian Signal Corps, the Republic of Singapore Air Force, and the Saudi Arabian Ministry of Interior and Navy. EEMCO is to receive a dealer's discount of 30% of the sales price of the CarBomb Finder. The agreement began on July 25, 2003 and terminates on July 25, 2005.

EEMCO is based in Saudi Arabia and is majority-owned by Harb Al Zuhair, a member of our board of directors. Contract negotiations were conducted between Meqbil Al Tamimi, EEMCO's General Manager, and Bogdan Maglich, our CEO, and the agreement has been approved by our board of directors. EEMCO has conducted business since 1964, marketing and distributing electronics and telecommunications equipment for a wide range of international clients to military, governmental and private sector customers.

Developing a strategic relationship with a current supplier of screening products could also help us to penetrate the market more quickly.

                         GOVERNMENT GRANTS AND CONTRACTS

We are currently developing our Anti-Tank Landmine Confirmation Sensor under Phase II of our Small Business Innovation Research grant with the U.S. Army Night Vision Electrical Sensors Directorate. As of April 30, 2003, the Company earned $103,749 under this contract and we will receive $780,000 through the end of the contract if we continue to perform under this contract and the Army exercises its option to continue the contract past January 2004.

We have contracted with the Directorate of Spanish Airports and Navigation to conduct in-field tests of our CarBomb Finder and potentially of our False-Alarm Eliminator at the Madrid airport.

We are in the process of making and pursuing proposals for obtaining development contracts from the following governmental agencies:

1. Intergovernmental Counter Terrorist Working Group: Application submitted, expect decision on our Phase II submission in December 2003.

2. Transportation Security Administration: TSA is drafting a Cooperative Research and Development Agreement.

3. U.S. Customs Service: We intend to arrange a demonstration our products in 2004 for the U.S. Customs Service.

4. U.S. Naval Surface Warfare Center: Application submitted, expect decision on our financial capability in early 2004.

Development of our technology has been previously financed in part by the following government grants that have been completed:

1.   U.S. Army Night Vision and Electrical Sensors Directorate (1996),  $100,000

2.   U.S. Department of Energy (1998), $25,000

3.   U.S. Customs Service (1998), $40,000

4.   Defense  Advanced  Research  Projects Agency / Special  Operations  Command
     (2000), $80,000

5.   Defense  Advanced  Research  Projects Agency / Special  Operations  Command
     (2001), $117,000

6. U.S. Army Night Vision Electrical Sensors Directorate, Phase I Small Business Innovation Research project (2002), $70,000


U.S. ARMY NIGHT VISION ELECTRICAL SENSORS DIRECTORATE

In August 2002, our project to develop a SuperSenzor based anti-tank landmine detection system was competitively selected by the Department of Defense Small Business Innovation Research program to receive up to $780,000 in funding over two years for Phase II testing and development of the system. The total cost of the project is $1,400,000, which includes private matching funds of $550,000 and $70,000 granted by the Department of Defense for Phase I testing of the system. The private contribution for Phase I testing consisted of approximately $200,000 in matching funds from a HiEnergy investor and approximately $350,000 worth of our equipment which is being used to complete the project.

On January 15, 2003, we executed the contract with the Department of Defense for Phase II testing. We have commenced work under year one of the contract, valued at $415,000. The contract is a firm fixed price effort with payments to be made each month based on monthly reports concerning the performance, progress and status of the system. The second year of the contract, valued at approximately $364,000, is under an option that can be exercised by the Department of Defense at the end of the first year. The funding will be used for the production of an anti-tank landmine detection system for the United States Army.

DIRECTORATE OF SPANISH AIRPORTS AND NAVIGATION

We submitted a solicited bid for our new CarBomb Finder to the Directorate of Spanish Airports and Navigation, known as AENA, in mid-2003. On September 9 and 10, 2003, we conducted blind tests of both the CarBomb Finder and our suitcase explosive confirmation sensor for the Director and Deputy Director of Aviation Security for the AENA, who came to the United States for the purpose of conducting these blind tests. Our Stoichiometer sensor performed well in these blind tests and correctly identified the contents of several containers of materials supplied by the Spanish officials. In October 2003, we executed a Memorandum of Understanding with the Spanish government to form a collaborative effort to use our Stoichiometer sensors to improve the security of Spain's airports, and to conduct in-field tests of our CarBomb Finder and potentially of our suitcase explosive confirmation sensor at the Madrid airport. We anticipate conducting the tests in the very near future subject to obtaining the necessary permits from the Spanish government, which are now in process.

U.S. INTERGOVERNMENTAL COUNTER TERRORISM TECHNOLOGY SUPPORT OFFICE

On August 1, 2003, our CarBomb Finder was selected by the Counter Terrorism Technology Support Office - Technical Support Working Group in Phase I of a nationwide competition for new counter terrorism technologies. On August 30, 2003, we submitted a white paper technical description of our CarBomb Finder project to the Technical Support Working Group for a $950,000 CarBomb Finder feasibility study and development project. We await notification of acceptance or denial of the Phase II proposal, which should be within 60-90 days of the submission date. If accepted, HiEnergy will submit a final Phase III proposal.

U.S. TRANSPORTATION SECURITY ADMINISTRATION

In November 2002, we submitted a funding application to the TSA for $3.2 million, which would be supplemented by a contribution of approximately $1 million from us, for a total of $4.2 million. Under this application, we would develop a prototype system which would be used to evaluate our technology for airport security uses. In response to our application, the TSA acknowledged that the project had significant value, but decided not to fund the project at that time. In addition, the TSA responded with several questions regarding the technology, which we answered in an additional letter. In October, 2003, a representative of the TSA visited our offices to view a demonstration of the technology and conduct discussions regarding a potential cooperative research and development agreement. The TSA has since agreed to enter into an unfunded cooperative research and development agreement, which is currently being drafted.

U.S. NAVAL SURFACE WARFARE CENTER

In February of 2003, the U.S. Naval Surface Warfare Center approved the technical merits of our proposal entitled "Remote Stoichiometric screening system to detect anthrax and other biological and chemical agents" and commenced contract negotiations. The proposal was broken down into two segments as follows: Phase I for approximately $200,000 over 6 months, and Phase II for approximately $1.4 million (plus $236,000 contribution from HiEnergy) over 12 months.

In May of 2003, the Navy declined to award a contract to us, citing a concern regarding our ability to remain cash flow positive during the 18 month term of the entire contract. In June of 2003, we protested this decision to the General Accounting Office, claiming, among other things, that it was not appropriate to require us to have cash on hand at the beginning of the contract which would keep us cash flow positive for the entire 18 month period. After discussions with the Navy, we agreed to voluntarily withdraw our protest, and the Navy agreed to re-review our financial condition. Even if we obtain a positive financial review by the Defense Contract Audit Agency, and the Navy concurs with its findings, we may be unable to be awarded funds under the contract because the funds which were allocated by the Navy to this contract have since been allocated by the Navy to other contracts.

CALIFORNIA TECHNOLOGY INVESTMENT PARTNERSHIP

We had submitted a proposal for up to $250,000 in matching funds to the California Technology Investment Partnership (CalTIP), which would have been designated for marketing costs associated with developing the SuperSenzor technology. We were placed on a waiting list for possible award of the CalTIP grant, however no award was made due to extreme budget shortfalls in the State of California.

                                   PRODUCTION

We intend to begin assembling and selling beta prototype units of our systems in 2004. Our first product will be our CarBomb Finder, followed by our Anti-Tank Landmine Confirmation Sensor. These prototypes will be usable in the field by technical personnel, and are intended to be continuously improved while in operation. Some of the components in these prototype units will not be the components which will be used in our final production systems. For example, we will use a simpler and less efficient method for cooling our detectors in these beta prototype models.

We intend to assemble these units at our facilities in Irvine, California. Our landlord has indicated the availability of an additional 8,000 square feet of manufacturing space that is adjacent to our offices. We may choose to lease this space to support our growth, which would require that we install testing facilities, shielding, and work areas.

Taking our technology into commercial production involves refinement of our beta prototypes into final production models. The final production model must take into account all relevant commercial standards for durability, usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. We intend to conduct this work both internally and with the assistance of outside partners. We intend to manufacture the core system and to sublicense the secondary systems for each application. This work will include developing commercial blueprints, deciding upon final hardware configurations, developing testing standards, designing control units to manipulate targets or manipulate the unit itself around the target, and integrating shielding requirements. Funding requirements include internal time as well as the cost of contracting with outside firms. Where appropriate, we intend to ally ourselves with existing participants in the security field to minimize our technology's time to market. See "Risk Factors" concerning risks relating to our primary vendor.

                                     SALES

We have not made any product sales to date. Future sales will depend on negotiating contracts with our customers and modifying our technology to meet the specifications of our customers. Because our targeted customers are primarily governmental agencies, we cannot predict the time frame on which they may obtain approval to enter into contracts to adopt a new generation of security technology. We also cannot predict the extent to which governmental agencies may require a commercial prototype specific to their application to be developed in advance of entering into a contract to purchase products incorporating our technology.

                                  COMPETITION

Competition in our market is based on many factors, including the nature of detection capability, accuracy or false alarm rate, cost, range, speed, and portability.

There are several other detection technologies being offered within our market niche. The following is a partial list of our major competitors known to us that market high-end explosive detection and cargo screening systems, principally for airport security screening.

         COMPANY NAME                                PRODUCTS/TECHNOLOGY
         ------------                                -------------------
         InVision Technologies                       x-ray anomaly detection systems
                                                     x-ray diffraction confirmation sensor

         L-3 Communications                          computed tomography explosive detection

         OSI Systems, Inc.                           x-ray security and cargo screening, and
                                                     pulsed fast neutron analysis

         American Science and Engineering            backscatter x-ray systems

         Thermo Gammametrics                         gamma ray detection systems

         Science Applications Int'l Corp.            gamma ray detection systems

InVision's x-ray based computed tomography scanning devices are certified for use in United States airports by the Transportation Security Administration. InVision has sold over 100 of its devices worldwide and supplies scanning devices to approximately 75% of U.S. airports as well as airports in France, Italy, Greece, Japan and other nations. InVision markets its scanning device as an "explosive detection device" and claims that their device produces a "slice" image of an object, compares this image to the properties of known explosives, then displays the image to an operator who can then determine whether a threat exists. InVision also recently acquired Yxlon, a German company that claims to have developed x-ray defraction technology for explosives detection to be used to resolve false alarms generated by other x-ray based automated baggage explosives detection systems. InVision has sold one of these devices to Stuttgart airport in Germany with projected full operation in 2004. Quantum Magnetics, recently acquired by InVision, has a pattern recognition confirmation detector for explosives based on magnetic pattern recognition, which is being tested for deployment in airport security screening.

Quantum Magnetics, the research arm of InVision Technologies, Inc., won a $13 million Transportation Security Administration contract for the development of next generation explosives detection systems and land-mine detection. InVision received Transportation Security Administration grants for $3.5 million in x-ray diffraction technology enhancements and $2 million for explosive detection systems improvements.

OSI Systems' security and inspection products combine dual or multi-energy x-ray technology with computer enhanced imaging technology. They claim that their dual-energy x-ray systems produce a two-dimensional image of the contents of the inspected material and also measure the x-ray absorption of the inspected materials' contents at two x-ray energies to determine the atomic number, mass and other characteristics of the object's contents. Their systems range in size from compact tabletop systems to large cargo, port and border inspection systems comprising entire buildings through which the subject trucks, shipping containers or pallets are transported. OSI Systems recently sold its automated vehicle inspection system, which uses thermal neutron analysis, to the U.S. Air Force for screening to automatically identify car or truck bombs. They claim that their devices can automatically identify all types of known military and commercial explosives, as well as drugs, many hazardous chemicals and agents, and can be extended to detect nuclear and radiological materials.

Thermo GammaMetric's security products use gamma ray analysis techniques and include a range of fixed and portable instruments used for chemical, radiation, and explosives-detection.

Science Applications International Corporation currently sells systems to the U.S. Customs Service that scan trucks, railroad cars and sea containers using gamma ray technology to generate images. Science Applications International Corporation's systems "see through" metal but do not return a chemical analysis.

In addition to these companies using gamma ray analysis techniques, several research groups exist that are pursuing gamma ray based technologies. We are not aware of any that are nearing commercial production. A partial list of these research groups includes the Special Technologies Lab of the Department of Energy, the National Labs, and the Western Kentucky University consortium.

In addition, a company named Dynamics Technology, Inc., headquartered in Torrance, California, has developed a computer simulation of a technology that it calls Associated Particle Imaging technology. Dynamics Technology claims that its technology is a unique imaging technology that offers standoff 3-D imaging and material identification through walls, metal barriers and structures or containers. However, we believe that Dynamics Technology's technology is based on a scintillation detector of gamma rays that is significantly less sensitive than our solid-state gamma ray detector and that will not return specific chemical formulae in its result, and therefore is not a stoichiometric detector. Dynamics Technology was a competitive bidder for the Department of Defense Small Business Innovation Research program to receive funding for testing and development of an anti-tank landmine detection system.

Our competitors are established companies with operating histories. They are well financed and have many contacts and connections in the industries in which they operate. We must effectively promote our technology in order to overcome these obstacles. With respect to these detection systems, we see the real competition as being the challenge of educating the consumer either to incorporate or to substitute our Stoichiometer confirmation detector system for the existing detection system.

We will encounter barriers to entry in the advanced technology security market. We must obtain access to high-level governmental decision makers. Although our technology may be an improvement over existing technology, political considerations and strong lobbying by competitors must be overcome. We must conduct a vigorous public relations and marketing campaign to convince governmental decision makers of the important technical innovations that we have made. We must achieve a number of certifications in order to be successful in the sales of our products, including Transportation Security Administration certification of our systems for use in airports, Department of Energy approval for use in military applications, U.S. Customs Service approval for use at ports of entry, and other licenses and approvals concerning export controls, radiation and public safety. Additionally, we must be granted certifications for use of high-energy neutrons in public settings.

                             INTELLECTUAL PROPERTY

We have filed patent applications that are currently pending in various jurisdictions. We have filed a total of six patent applications in various jurisdictions:

          o United States Patent Office - "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" (filed on February 20, 2001). The U.S. Patent office has split this application into 4 inventions and requested that we write 4 separate patent applications, which we did. The process of examination was stopped in the period of October 2002 to March 2003 because of the Secrecy Order that the U.S. Army put on our application. The secrecy order was removed in March on the grounds that the same disclosure has been published in Europe in our other patent application.

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

No additional patents are pending. The limits on our patent coverage in other countries may be attractive to potential competitors of ours. Our patent coverage is not worldwide. Some of our competitors or potential competitors do have worldwide footprints.

Our United States patents were subject to a U.S. Army secrecy order imposed in October 2002 and lifted in April 2003. The secrecy order has caused some delay in the consideration of our patent applications.

To date, we have not received any notification that our technology infringes the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. Any future claims that do occur may have a material adverse affect on our prospects and us.

Certain of our patent applications were originally submitted by Dr. Bogdan Maglich individually. Dr. Maglich has assigned to the Company all rights to patent applications initially submitted by him pursuant to patent assignment agreements. All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property with the Company.

There is a risk that in obtaining Small Business Innovation Research grants the value of our intellectual property will diminish as time goes by. See "Risk Factors" beginning on page 3.

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

                                   EMPLOYEES

As of December 17, 2003, we had 12 full-time employees as follows: 2 full-time executive officers; 1 full-time managerial personnel; 1 full-time accounting manager; 6 full-time research & development personnel; and 2 full-time administrative personnel. We also had 5 consultants as follows: 1 of the consultants assists with sales and marketing; 1 assists with information systems; 1 assists with the accounting and finance of the Company; and 2 assist the research and development staff.

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

                           SCIENTIFIC ADVISORY BOARD

Our  Scientific   Advisory   Board  consists  of  the  following   distinguished
scientists:

          Dr. Melvin Schwartz
          Professor of Physics Emeritus at Columbia University

          Dr. Giovanni G. Fazio
          Senior Physicist at the Harvard Smithsonian Center for Astrophysics

          Dr. Robert J. Macek
          Project Leader, Proton Storage Ring Development & Upgrades, Los Alamos Neutron Science Center

          Dr. Andrew J. Lankford
          Professor of Physics & Chair of the Department of Physics and Astronomy, University of California, Irvine

RESEARCH AND DEVELOPMENT

Our future success will depend on our research and development efforts to enhance our existing technologies and on development of applications for our detection technology. For the fiscal years ended April 30, 2003 and 2002, our research and development costs were $695,042 and $410,018 respectively.

HISTORY OF OUR RESEARCH AND DEVELOPMENT PRIOR TO 2002

Our CEO, Chairman and Chief Scientist, Dr. Bogdan C. Maglich, formed HiEnergy Microdevices, Inc. in 1995 to pursue technology for stoichiometrically determining the atomic composition of target substances. HiEnergy Microdevices obtained grants from the U.S. Army, the U.S. Special Operations Command, the U.S. Department of Energy and other government agencies to fund its research and development, and obtained research and development assistance and cooperation from the U.S. Army's Night Vision and Electronic Sensors Directorate, the Department of Energy's Special Technologies Laboratory, the Lawrence Berkeley National Laboratory, the University of California, the Massachusetts Institute of Technology, EG&G ORTEC, and Hamilton Industries.

The concept upon which our technology is based, "associated particle imaging," was first explored in 1982, but was reported by a U.S. Department of Energy committee in 1989 as scientifically valid but impractical within the realm of the equipment then available, because it failed to return stoichiometric results that identified the chemical formula of the target compound.

In 1997, HiEnergy and its consortium succeeded in reviving associated particle imaging by incorporating recent developments in microchip electronics, and called the technology "atometry." The first stoichiometric results were obtained in 1998, and the success of atometry was reported at the White House Symposium on Drug Detection in March 1999.

ITEM 2.  DESCRIPTION OF PROPERTY

On September 30, 2002, we relocated our offices to 1601B Alton Parkway, Irvine, California 92606. Our new offices consist of approximately 6,600 square feet. The Company entered into a three-year operating lease agreement with an affiliate of Bruce Del Mar, one of its former directors, for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000, for months 1 through 18 and $8,320 per month for months 19 through 36.

Adjoining our offices in Irvine, California, we have added an open-air testing facility which is equipped with two test/demonstration vehicles for car bomb detection, an airport luggage testing setup, and an open pit for landmine tests. A temporary wall provides more than adequate radiation shielding to the scientists and other observers, who analyze results and demonstrate the technology from within an on-site portable building. The new test site consists of approximately 2,400 square feet. The term of the lease is from July 1, 2003 to December 31, 2003, but was changed to a month to month basis, with payments due at a monthly rate of $1,200 under an agreement with the same landlord. We do not anticipate that while we are in the development stage we will require significant facilities over and above those that are currently leased or available. When we successfully move beyond the development phase, we could require an entire manufacturing facility or two, although that is very speculative.

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

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A common stock of Microdevices at $5.00 per share. On May 2, 2003, Mr. Eckhouse filed a lawsuit against the Company, HiEnergy Microdevices and Dr. Bogdan Maglich in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. The Company and Dr. Maglich were successful on their demurrer and motion to strike. As such, Dr. Maglich individually is no longer a party to this action. The Company will be filing a cross-complaint against Richard Eckhouse and discovery. Trial is set for May 3, 2004. The Company intends to vigorously defend itself in this matter. We deny these allegations and are vigorously defending this lawsuit.

After reading news reports that connected our reverse takeover of HiEnergy Microdevices with known stock manipulators, our Board of Directors directed our President to hire a team of independent investigators to investigate whether the company or any of its officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former federal prosecutors, a former Assistant United States Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. The independent investigators reviewed disclosures we have made, reviewed other publicly available information, and conducted a number of interviews, including interviews with a person who had previously been involved in stock manipulation schemes and two of our directors who know him. The independent investigators have completed their investigation. Except as discussed in the next paragraph, the independent investigators have concluded the following:

          1. The independent investigators have not identified any evidence that our current executive management team engaged in any wrongdoing.

          2. The independent investigators have not identified any evidence of wrongdoing following the April 2002 reverse takeover by HiEnergy of HiEnergy Microdevices.

          3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the reverse takeover.

          4.   Our  current  officers  and  directors   responded  promptly  and
               cooperated fully with the investigation.

         As mentioned in Item 3, above, the independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the April 2002 reverse takeover. The independent investigators obtained evidence that some of our stockholders who purchased significant amounts of HiEnergy shares prior to the reverse takeover knew or had business dealings with Phil Gurian, a person who had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as a director of the Company and for a short time as our interim President, was aware of these purchases of HiEnergy shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these HiEnergy shares and whether, if so, our former President and director had any knowledge of such control.

On May 27, 2003, Mr. Barry Alter brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses he allegedly incurred in response to an SEC investigation that was exactly the same investigation that the Company answered, but Mr. Barry Alter reacted to by obtaining separate legal counsel to represent him. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified us that this action had been voluntarily dismissed without prejudice.

From time to time, we may be subject to other routine litigation incidental to the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Registrant during the fourth quarter of the fiscal year ended April 30, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers' composite feed or other qualified inter-dealer quotations' media and from other public sources. The quotations listed below reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions. Our common stock commenced trading on the OTC Bulletin Board(R) operated by the NASD under the symbol "SLWE" on February 22, 2002. In connection with the change of SLW Enterprises' name to HiEnergy Technologies, Inc. on April 30, 2002, our ticker symbol was changed from "SLWE" to "HIET" on May 3, 2002.

FISCAL YEAR - 2003:
Fourth Quarter (February 1, 2003 to April 30, 2003)             $   2.35   $   0.30
Third Quarter (November 1, 2002 to January 31, 2003)            $   3.10   $   2.11
Second Quarter (August 1, 2002 to October 31, 2002)             $   2.60   $   1.41
First Quarter (May 1, 2002 to July 31, 2002)                    $   2.09   $   0.20

FISCAL YEAR - 2002:
Fourth Quarter (February 27, 2002 to April 30, 2002)            $   2.68   $   1.42


As of the date of this annual report, we had 31,279,853 shares of common stock outstanding held by approximately 200 stockholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for one or more beneficial owners.

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

                       CONVERTIBLE SECURITIES OUTSTANDING

As of December 17, 2003, we had 2,441,843 warrants convertible into common stock outstanding with a weighted-average exercise price of $1.21. At the same date, we had 6,356,454 stock options to purchase common stock outstanding with a weighted-average exercise price of $0.84 and we had convertible notes outstanding that are convertible into 521,710 shares of our common stock at a weighted average conversion price of $0.98 per share.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration from April 2002 to April 2003.

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

o    In July 2002, we issued and granted a  non-qualified  stock option to Isaac
     Yeffet to purchase up to 1,000,000 shares of our common stock with an exercise price of $1.00 per share. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant, Inc., of which Mr. Yeffet is the sole principal, and HiEnergy Technologies. One half of the shares were exercisable immediately and the other half were to become exercisable beginning one year after our Minisenzor product is operational and ready to be shown for approval to appropriate authorities. The stock option agreement was amended and restated in September 2002 to add a cashless exercise provision. We terminated the consulting agreement in October 2003, at which time the option had not become exercisable with respect to the second 500,000 shares. We believe the issuance of the stock option to Mr. Yeffet was exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Mr. Yeffet is an accredited investor.

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

o In April 2002, we issued 1,225,000 shares of common stock in connection with the initial closing of a private placement offering of our common stock at $1.00 per share. The initial closing was contingent upon closing the reverse takeover of HiEnergy Microdevices by SLW Enterprises through the voluntary share exchange. In June 2002, we issued an additional 500,000 shares of common stock at $1.00 per share in connection with the final closing of the private placement for aggregate gross proceeds of $1,725,000. An offering memorandum was distributed to each prospective investor. All of the investors who purchased shares of common stock through the private placement were accredited investors. We believe that the private placement offering was exempt under Rule 506 of Regulation D and/or
     Section 4(2) under the Securities Act. In addition, for those investors who reside outside the United States and are not United States' citizens, comprising $750,000 of the offering, we believe that the offer and sale of common stock was exempt pursuant to Regulation S under the Securities Act.

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

o In April 2002, SLW Enterprises' board of directors authorized and approved the grant and issuance of a stock option to Dr. Bogdan Maglich to purchase 2,482,011 shares of common stock at an exercise price of $0.134 per share. The option will terminate on November 30, 2008. The stock options were granted and issued in exchange for Dr. Maglich's agreement to cancel 111,040 HiEnergy Microdevices stock options issued to him prior to the reverse takeover of HiEnergy Microdevices by HiEnergy Technologies. The 2,482,011 shares underlying the stock option were calculated at the same rate as the voluntary share exchange transaction, or 22.3524 per HiEnergy Microdevices share and the option price was adjusted accordingly from $3.00 per share to $0.134 per share. We believe that the offer and sale of the stock options and underlying common stock was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act. Dr. Maglich is an executive officer and director of both HiEnergy
     Microdevices and HiEnergy Technologies. The stockholders of HiEnergy Technologies, excluding Dr. Maglich and shares beneficially attributed to him, ratified the grant of the stock option at our Annual Meeting of Stockholders held on October 10, 2002



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our technology identifies the chemical formula (e.g., CO2; C6H2O6) of a chemical element or compound, as does a spectroscope. However, testing with a spectroscope requires handling and burning the chemical. Our technology has applications in detecting almost every chemical element and compound, such as plastic explosive, Anthrax and cocaine. Our beta-models can, within a short distance, but without touching, sampling or oxidizing, and through solid matter, determine the quantitative chemical formula of a concealed substance. Our prototype sensors have successfully identified explosives, biological weapons and illegal drugs in previous government-supervised trials.

We were originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. On April 30, 2002, we changed our name to HiEnergy Technologies, Inc. following our reverse takeover with HiEnergy Microdevices, Inc. in a transaction treated as a recapitalization of HiEnergy, with Microdevices as the accounting acquirer (reverse takeover). We reincorporated in Delaware on October 22, 2002. HiEnergy Microdevices, Inc., is a Delaware corporation formed in 1995. Dr. Bogdan Castle Maglich, our Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, founded HiEnergy Microdevices in 1995 to commercialize the technology he developed to determine the chemical composition of substances non-intrusively, from a modest distance, even through solid matter and despite a hermetically sealed container. HiEnergy Defense, Inc., is a Delaware corporation formed in July 2003.

The reverse takeover of Microdevices by SLW occurred on April 25, 2002. SLW merged with Microdevices pursuant to a Voluntary Share Exchange Agreement that provided the framework for the exchange of outstanding common stock of HiEnergy Microdevices for shares of common stock of SLW. Pursuant to the voluntary share exchange, SLW offered to exchange 22.3524 shares of its common stock for each outstanding share of HiEnergy Microdevices' common stock. On the closing date of the offering, 14,380,200 shares of common stock of SLW were issued in exchange for approximately 92% of HiEnergy Microdevices' outstanding shares of common stock in a reverse take-over transaction. As a result of this transaction, SLW changed its name to HiEnergy Technologies, Inc., the former stockholders of HiEnergy Microdevices came to own approximately 65% of the outstanding equity of the parent public company and the five directors of HiEnergy Microdevices comprised five of the six directors of the parent public company. The composition of our board of directors has subsequently evolved due to resignations and appointments and currently consists of five directors.

Dr. Bogdan Maglich, Harb Al Zuhair, and two former directors of HiEnergy Microdevices, including their respective affiliates, were issued an aggregate of 11,049,310 shares of our common stock pursuant to the voluntary share exchange. In connection with the voluntary share exchange, Dr. Bogdan Maglich was issued options to acquire 2,482,011 shares of our common stock in exchange for cancellation of his options to acquire 111,040 shares of HiEnergy Microdevices common stock, and Mr. David Baker was issued 44,705 shares of our common stock in exchange for cancellation of his options to acquire HiEnergy Microdevices common stock.

After the reverse take-over transaction was completed, we changed our name to HiEnergy Technologies, Inc. and had an approximately 92% ownership interest in HiEnergy Microdevices. SLW Enterprises was a "public shell company" on the date of the reverse take-over. The transaction was accounted for as a re-capitalization of HiEnergy Microdevices. The costs of the reverse takeover were approximately $451,000 and were expensed as general and administration expenses in the periods incurred.

Our common shares continue to trade on the NASD's Over-the-Counter Bulletin Board(R) under the symbol "HIET".

BASIS OF PRESENTATION

For accounting purposes, the voluntary share exchange transaction between the Company and HiEnergy Microdevices has been treated as a recapitalization of the Company, with HiEnergy Microdevices as the accounting acquiror (reverse takeover), and has been accounted for in a manner similar to a pooling of interests.

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

Stock-based compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, where the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations. Where the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant ("in-the-money"), compensation expense is recorded in the Company's Consolidated Statement of Operations. The application of APB No. 25 requires judgment, including the fair value of underlying stock. During the year ended April 30, 2002 Microdevices granted 123,909 stock options to employees with exercise prices of between $3.00 and $5.00. We estimated the fair value of the underlying stock of Microdevices, a private company, to be $0.97. Changes in the estimated fair value of the underlying Microdevices stock could materially impact the amount of stock-based compensation expense recognized in the consolidated statement of operation, if the change in the estimated fair value of the underlying Microdevices stock resulted in stock options that were in-the-money.

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

Furthermore, if the company adopted the recognition provisions of SFAS No. 123 for stock-based employee compensation then the amount of compensation expense recognized in the statement of operations could also be materially different.

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

OPERATING RESULTS

For the year ended April 30, 2003 ("fiscal year 2003"), we incurred a net loss available to common shareholders of $6,257,000 as compared to a net loss available to common shareholders of $1,390,000 for the year ended April 30, 2002 ("fiscal year 2002"). We had negative cash flows from operations of $2,967,000 in fiscal year 2003 compared to negative cash flows from operations of $653,000 in fiscal year 2002. In addition, we had an accumulated deficit of $8,982,000 and were in the development stage as of April 30, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

Our general and administration expenses consist primarily of salaries and benefits for functions, including finance, accounting, facilities, insurance, travel, professional services such as consultants, legal, accounting, investor and public relations.

Our general and administration expenses were $4,488,000 for fiscal year 2003, versus $967,000 for the same period in 2002 or an increase of $3,521,000. A comparison of the major components of the increase in general and administration expenses follows:

                                                            Year ended
                                            ----------------------------------------------
                                            April 30, 2003    April 30, 2002     Increase
                                            ----------------------------------------------
          Stock-based compensation             2,146,000          232,000        1,914,000
          Legal fees                             705,000          247,000          458,000
          Accounting fees                        163,000           80,000           83,000
          Public relations                       219,000            2,000          217,000
          Investor relations                     311,000               --          311,000
          Consultants                            364,000          124,000          240,000
          Facilities                             116,000           36,000           80,000
          Directors liability insurance           90,000               --           90,000
          Salaries and benefits                  257,000          213,000           44,000
          Travel                                 107,000           24,000           83,000
          All other                               10,000            9,000            1,000
                                               -------------------------------------------
                                Total          4,488,000          967,000        3,521,000
                                               -------------------------------------------


Warrant and stock option compensation expense relates to warrant or stock option grants to non-employee consultants of the Company. Non-employee consultants that received warrants or stock options for services include business development, investor relations and capital placement services.

Legal and accounting fess increased due to increased SEC filing activity in the current fiscal year compared to the previous fiscal year. The Company became a public company in April 2003 and incurred most of the fiscal year 2002 legal expenses in connection with that effort.

Public and investor relations expenses increased because the Company was a public company for all of fiscal year 2003 and the Company entered into relationships with various public and investor relations firms to help elevate awareness in the investment community regarding the Company's technologies.

As detailed in Note-10 Commitment and Contingencies, the Company entered into a three-year business development consulting agreement in July 2002. The monthly cost is $20,000 per month plus expenses. For fiscal year 2003, the expenses under the agreement were $200,000. No costs were incurred under this agreement during fiscal year 2002. The company also incurred other business development and general consulting expenses in both fiscal year 2003 and fiscal year 2002.

The Company moved into new office space in November 2002. Under the terms of the three-year lease agreement, the Company pays $8,000 per month in rent. The Company's prior facilities contained substantially less square footage and the cost was $1,200 per month.

The Company maintains $2,000,000 of Directors and Officers liability insurance. The policy for fiscal year 2003 had an annual premium of $78,000. The Company did not maintain a similar policy when it was privately held.

The Company's salaries and benefits were higher in fiscal year 2003. Included in the fiscal year 2002 salaries and benefits amount was an accrual of $150,000 to settle litigation with the Company's former CEO. During most of fiscal year 2002, the Company used consultants for some of it's general and administration work. During fiscal year 2003, some of the consultants became employees. The Company also had additional personnel during fiscal year 2003 than in fiscal year 2002.

During fiscal year 2003, the Company incurred more travel expenses mostly related to public and investor relations matters.

RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits, facilities, depreciation, consulting services, supplies, travel offset by grant income earned under grants with the Department of Defense.

Our research and development expenses were $695,000 for fiscal year 2003 versus $410,000 for the same period in 2002 or an increase of $285,000. A comparison of the major components of the increase in research and development expenses follows:

                                                      Year ended
                                            --------------------------------   Increase
                                            April 30, 2003    April 30, 2002  (Decrease)
                                            --------------------------------------------
          Salaries and benefits               446,000          339,000          107,000
          Travel                               65,000           38,000           27,000
          Consultants                          85,000          125,000          (40,000)
          Depreciation                         90,000            6,000           84,000
          Supplies                             63,000           21,000           42,000
          Insurance                            21,000            4,000           17,000
          Other                                70,000           25,000           45,000
          Grant income earned                (145,000)        (148,000)           3,000
                                            --------------------------------------------
                                Total         695,000          410,000          285,000
                                            --------------------------------------------

Salaries and benefits increased in the fiscal year 2003 compared to fiscal year 2002 because the Company added additional scientific personnel to advance the development of it's detection systems. The use of consultants decreased during the same period because the work formerly done by consultants was done by company personnel.

During fiscal year 2003 the Company incurred increased travel expenses relating to research and development personnel travel for meetings, seminars and product demonstrations.

The Company added $482,000 of equipment during fiscal year 2003. Most of the equipment purchased was for research and development purposes. Depreciation expenses increased in fiscal year 2003 compared to the prior year due to the increased purchases of research and development equipment.

Because of increased research and development activity, supplies, insurance and other expenses increased in fiscal year 2003 versus amounts spent in fiscal year 2002.

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

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. We accompany those written reports with an invoice for one-twelfth of the first-year contract amount or $34,583. When the written report is accepted by the Department of Defense, we receive payment in about 30 to 45 days after invoice. The first year of the contract will expire in January 2004, and the Department of Defense has an option to continue the contract for a second year.

We had grant income of $145,000 during the fiscal year 2003 and $148,000 during the same period in 2002. Grant income for fiscal year 2002 were for the completion of work on a separate development contract with the Department of Defense. Our only grant income have been derived from development contracts from the Department of Defense for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our revenues will most likely be limited to government grants. We expect to complete development and begin production of Beta-models of some of our products in the current fiscal year, which ends on April 30, 2004.


Depreciation

Accumulated depreciation for property and equipment at April 30, 2003 was $99,000. Depreciation expense fiscal year 2003 and 2002 was $92,000 and $5,000, respectively. The increase in depreciation expense reflects additional equipment put into service during fiscal year 2003 over fiscal year 2002.

OTHER INCOME AND EXPENSE

Interest  expense  for the fiscal  year 2003 and 2002 was  $11,000 in each year.
Interest expense remained about the same in both fiscal years because the average amount outstanding in both fiscal years were about the same and the interest rates on notes were similar.

Interest income during fiscal year 2003 was $8,000 compared to $0 in fiscal year 2002. During fiscal year 2003, the Company had an average balance of about $350,000 in it's cash investment account. During fiscal year 2002, the Company did not maintain a cash investment account as we had limited resources.

During fiscal year 2003, the Company recorded a charge of $223,710 as financing expense because it issued 150,000 warrants exercisable for three years at $1.00 as compensation to a former officer and director for late payment of a $150,000 note payable. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $  1.49
          Stock price on grant date                           $  2.09
          Exercise price                                      $  1.00
          Expected life                                     2.0 years
          Risk-free rate of return                               3.72%
          Expected annual volatility                              105%
          Annual rate of dividends                                  0%

BENEFICIAL CONVERSION FEATURE GRANTED ON PREFERRED STOCK

In October 2002, the Company sold 97.93 shares of the Series A Convertible, Redeemable Preferred Stock (Series A) for net cash proceeds of $800,400. At the time of issuance, the conversion price of the preferred stock was $1.15 which is less than the fair market value of the common stock which was $2.05. Since the Series A was convertible immediately, the Company recorded a beneficial conversion feature upon issuance by taking the number of shares to be issued upon conversion of 851,755 multiplied by the conversion feature benefit price per share of $0.90 or $767,431.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, we had cash and cash equivalents of $36,000. We used $2,967,000 for operating activities and used approximately $482,000 to acquire equipment in fiscal year 2003. Of the $5,411,000 net loss, the we recorded approximately $2,529,000 in non-cash expenses related to the issuance of common stock and stock based securities as compensation for services. During fiscal year 2003 we raised approximately $3,302,000 from sales of common stock and convertible, redeemable preferred stock. As of April 30, 2003, we had current liabilities of approximately $878,000 which exceeded our cash on hand. The Company has to continue to sell equity in order to pay for on-going operations and pay its present liabilities.

In May 2003, the seventeen holders of all of the Series A Convertible, Redeemable Preferred Stock surrendered and exchanged their Series A Convertible, Redeemable Preferred Stock for 2,191,878 shares of the Company's common stock, including 62,562 shares issued as a penalty for late registration. Based on a value of $10,000 for each share of Series A Preferred Stock surrendered, the stockholders received 22,222 shares of our common stock for each share of Series A Preferred Stock surrendered, which valued the common stock at $0.45 per share. The reported closing price of our common stock on the date of completion of the exchange, May 16, 2003, was $0.45 per share. The exchange transaction was exempt from the registration requirements of the Securities Act under Section 3(a)(9), which exempts exchange transactions by an issuer with its existing security holders exclusively where no commission or other compensation is paid or given for soliciting such exchange and the holders surrender only shares of the exchanging issuer and pay no other consideration for the shares they receive.

The exchange offer was initiated to resolve differing interpretations of the existing exchange privileges of the Series A Preferred Stock. Under some circumstances, the holders of the Series A Preferred Stock could have various exchange rights. Contrary to our interpretation of the relevant provisions under the Series A Preferred Stock Purchase Agreement, certain Series A Preferred Stock holders asserted that our sale of common stock in two separate financings at a price lower than the conversion price of the Series A Preferred Stock triggered a right of the holders of Series A Preferred Stock to exchange those shares for shares of common stock at the same price as these completed financings. Pursuant to the terms of the exchange, all rights and claims associated with the Series A Preferred Stock, including any accrued dividends and unpaid dividends and all exchange, conversion, redemption or other rights, were surrendered and cancelled together with the Series A Preferred Stock. However, under the terms of the exchange, they did also receive 62,562 additional shares of common stock as compensation for late registration of their stock. All $958,000 in face amount of Preferred Stock was exchanged and cancelled. The retirement of the Series A Preferred Stock was beneficial to us in that it eliminated the potential risk that holders would demand payment from us of $958,000 under mandatory redemption provisions.

In the period from April 30, 2003 to October 31, 2003, we have sold 3,866,000 shares of common stock and raised $1,790,000 net of commissions. Those funds were used to fund, in substantial part, company operations for approximately six months.

As of April 30, 2003, the Company was in default of a note payable totaling $40,000 with a shareholder and related party. The notes payable have been in default since November 1997. Also, the Company was in default of a convertible notes payable as of April 30, 2003 and July 31, 2003 of $10,400 with a former director and related party. The convertible note payable was paid in full in August 2003.

As of April 30, 2003, we had unsecured convertible promissory notes at 10% interest outstanding of $47,000 and $450,000, respectively, to our legal counsel for legal services provided to the Company. The legal fees were expensed as a general and administration expense in the periods incurred.

The Company instituted cost-cutting measures in March 2003 that included a reduction in head count and replacement of an investor relations firm. These cost cutting measures would have resulted in an annual savings of $400,000 through October 31, 2003. These savings have been more than offset by other increased costs of operations summarized above.

Below is a summary of our commitments presently in effect showing the monthly and annual minimum cost:

                                                           Minimum      Minimum
                           Beginning         Ending        Monthly      Annual
   Services Provided         Date             Date          Cost         Cost                Status
------------------------------------------------------------------------------------------------------------------
Employment agreement
 with Chairman and CEO   January 2002     December 2006      $18,800      $225,600    In effect

Building lease
 agreement               September 2002   September 2005     $ 8,000      $ 96,000    In effect

Test site lease
 agreement               July 2003        December 2003      $1,200       $  7,200    In effect

Business development
 services                July 2002        October 2003       $20,000      $240,000    Terminated in October 2003

Public relations
 services                November 2002    February 2003      $12,500      $150,000    Currently month to month

Investor relations
 services                April 2003       December 2003      $6,500       $ 78,000    Terminated in December 2003

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

We were first made aware by a reporter with the Dow Jones News Service that there may be an alleged relationship between an individual by the name of Phil Gurian, who had previously been convicted and awaits sentencing for previous alleged stock manipulation schemes, and a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies, Barry Alter. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse takeover of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of SLW or HiEnergy Technologies or HiEnergy Microdevices. However, we believe that Mr. Gurian introduced other investors to SLW who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse takeover knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. Please see the section entitled "Legal Proceedings." After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian. We continue the development of our technology and products. Thus far our efforts are proceeding undisturbed and without interruption. Naturally, we cooperated fully with the SEC's every request. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided over 3,000 pages of documents. As to the conclusions of the independent committee, please see "Legal Proceedings." We will also rely upon the SEC's investigation to help us determine whether and what kind of corporate legal action is appropriate. We anticipate that the SEC will not swiftly conclude its investigation.

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

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2003, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,966,997. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern." Analysts and investors generally view reports of independent auditors that mention substantial doubt about a company's ability to continue as a going concern unfavorably. This qualified audit report, and the facts underlying the qualification, may make it challenging and difficult for us to raise additional debt or equity financing to the extent needed for our continued operations or for planned increases, particularly if we are unable to attain and maintain profitable operations in the future. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. We urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in HiEnergy Technologies, and not to invest in our common stock unless they can afford the potential loss of their investment.

IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED AND OUR DEPENDENCE ON GOVERNMENTAL CUSTOMERS, AS WE ANTICIPATE, CAN REQUIRE LONGER THAN AVERAGE LEAD TIMES BEFORE SALES ARE MADE.

We have incurred net losses since our inception. For the fiscal year ended April 30, 2003, we reported a net loss available to common shareholders of approximately $6,257,000, as compared to a net loss available to common shareholders of approximately $1,390,000 for the fiscal year ended April 30, 2002. Our accumulated deficit through April 30, 2003 was approximately $8,982,000. We have financed operations through April 30, 2003 through a combination of government funding and equity financing. As of April 30, 2003, we had received an aggregate of approximately $471,000 in government grant funding as from the U.S. Department of Defense, U.S. Department of Energy and U.S. Customs Service. We expect that our losses will continue in fiscal year 2004 and further into the future. We cannot assure you that we will attain profitable operations in the future. Through April 30, 2003, the cash available from financial sources has funded operations with aggregate losses of $8,982,000 and has left a small equity at April 30, 2003 of $916,000. It appears that our financial requirements until we can become breakeven are at least $15,000,000. One of the reasons for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times.

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

Our competitors and potential competitors have greater financial resources. Other enterprises are seeking to develop products with similar capabilities. If we are unable to complete the development of our technology and commence manufacturing at least one of our models of detection systems within a reasonable period of time and if other stoichiometric technologies are developed, we may miss the opportunity to capitalize on our lead-time to market. A delay in development or testing of our prototypes may result in foregone potential sources of investment or revenue. Laboratory experiments have demonstrated the basic capability of our stoichiometric technology, and our technology has been converted into prototype products. Our technology must now be converted into additional saleable products. Experiments to increase the effectiveness of our technology are ongoing. The development of products based on our technology may take longer, cost more or be more difficult than expected. We believe that our competition had been discouraged form duplicating our research because of general skepticism that such an instrument can be successfully made into an industrial product. The concept upon which our product is based was previously considered impractical by scientists. However, as our competitors learn that we have successfully demonstrated our product, they may be further encouraged to pursue similar devices. Please see the separate section entitled "Competition" under the major heading "Description of Business."

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

We are dependent on the talent and resources of our key managers and employees. In particular, the success of our business depends to a great extent on the capability and the capacity of Dr. Bogdan Maglich, the Chairman of our Board of Directors, Chief Executive Officer and Chief Scientific Officer. Dr. Maglich is the inventor of the stoichiometric technology and the three detection system prototypes that we are developing, and his services are critical to our success. We have not sought key man insurance with respect to Dr. Maglich. The loss of Dr. Maglich may prevent us from implementing our business plan, which may limit our profitability and decrease the value of your stock. Dr. Maglich is 75 years of age. We do not have a succession plan or a policy for succession; the Board of Directors of the Company would meet and name a successor or successors to offices held now by Dr. Maglich. We do anticipate hiring additional senior personnel. As a result, our future growth and success will depend in large part upon our need and ability to attract additional qualified management, scientific and professional personnel. The competition for qualified personnel in the technological industry is intense, and our ability to attract and retain additional key personnel could adversely affect our business and financial operation.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
INDEPENDENT AUDITOR'S REPORT                                                35

     CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheet                                             36
     Consolidated Statements of Operations                                  37
     Consolidated Statements of Shareholders' Equity (Deficit)             38-39
     Consolidated Statements of Cash Flows                                 40-41
     Notes to Consolidated Financial Statements                            42-65

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,966,997. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements the Company is subject to significant unresolved contingencies. In addition, as discussed in Notes 7 to the consolidated financial statements, the Company is in default on a $40,000 note payable - related party due November 1997.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 8, 2003 (except for Note 2
as to which the date is December 19, 2003)


                                                       HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                                         CONSOLIDATED BALANCE SHEET
                                                                                     APRIL 30, 2003
---------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                         $    35,774
     Restricted cash                                                                        71,234
     Accounts receivable                                                                    34,583
     Subscriptions receivable                                                              443,482
     Other current assets                                                                  427,650
                                                                                       -----------

         Total current assets                                                            1,012,723

PROPERTY AND EQUIPMENT, net                                                                504,424
OTHER ASSETS                                                                               295,948
                                                                                       -----------

            TOTAL ASSETS                                                               $ 1,813,095
                                                                                       ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $   670,895
     Accrued expenses                                                                        1,600
     Accrued payroll and payroll taxes                                                      28,525
     Accrued interest                                                                       35,288
     Notes payable - related parties                                                        85,000
     Convertible notes payable - related parties                                            57,117
                                                                                       -----------

         Total current liabilities                                                         878,425
                                                                                       -----------

MINORITY INTEREST IN SUBSIDIARY, 20,540 shares issued and outstanding                       18,923
                                                                                       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series A convertible, redeemable preferred stock 8% dividends, voting rights, liquidation preference $10,000 per share, 345 shares authorized
         95.82 shares issued and outstanding                                                     1
     Common stock, $0.001 par value
         100,000,000 shares authorized
         25,525,882 shares issued and outstanding                                           25,525
     Additional paid-in capital                                                          9,837,436
     Committed common stock, 76,937 outstanding                                             34,404
     Deficit accumulated during the development stage                                   (8,981,620)
                                                                                       -----------

            Total shareholders' equity                                                     915,747
                                                                                       -----------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 1,813,095
                                                                                       ===========

   The accompanying notes are an integral part of these financial statements.

                                                           HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                          (DEVELOPMENT STAGE COMPANIES)
                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED APRIL 30, 2003 AND 2002 AND FOR THE PERIOD FROM AUGUST 21,
                                                                     1995 (INCEPTION) TO APRIL 30, 2003
-------------------------------------------------------------------------------------------------------



                                                                                           For the
                                                                                          Period from
                                                                                           August 21,
                                                        For the Year Ended                   1995
                                                             April 30,                  (Inception) to
                                                 --------------------------------          April 30,
                                                     2003               2002                 2003
                                                 ------------        ------------        ------------
OPERATING EXPENSES
     General and administration                  $  4,488,175        $    967,092        $  5,909,064
     Research and development                         695,042             410,018           1,957,679
                                                 ------------        ------------        ------------

         Total operating expenses                   5,183,217           1,377,110           7,866,743

LOSS FROM OPERATIONS                               (5,183,217)         (1,377,110)         (7,866,743)
                                                 ------------        ------------        ------------

OTHER INCOME (EXPENSE)
     Interest income                                    7,886                  --               7,886
     Interest expense                                 (10,855)            (10,486)            (40,910)
     Financing expense                               (223,710)                 --            (223,710)
     Other income                                         231                  --                 231
                                                 ------------        ------------        ------------

         Total other expense                         (226,448)            (10,486)           (256,503)
                                                 ------------        ------------        ------------

LOSS BEFORE PROVISION FOR INCOME
     TAXES                                         (5,409,665)         (1,387,596)         (8,123,246)

PROVISION FOR INCOME TAXES                              1,600               1,934              12,583
                                                 ------------        ------------        ------------

NET LOSS                                           (5,411,265)         (1,389,530)         (8,135,829)

BENEFICIAL CONVERSION FEATURE
     GRANTED ON PREFERRED STOCK                      (767,431)                 --            (767,431)

PREFERRED STOCK DIVIDENDS                             (78,360)                 --             (78,360)
                                                 ------------        ------------        ------------
NET LOSS AVAILABLE TO COMMON
     SHAREHOLDERS                                $ (6,257,056)       $ (1,389,530)       $ (8,981,620)
                                                 ============        ============        ============

BASIC AND DILUTED LOSS PER SHARE
     Net loss per share                          $      (0.23)       $      (0.08)
     Beneficial conversion feature granted
         on preferred stock per share                   (0.03)                 --
     Preferred stock dividends per share                (0.01)                 --
                                                 ------------        ------------

BASIC AND DILUTED LOSS AVAILABLE TO
     COMMON SHAREHOLDERS PER SHARE               $      (0.27)       $      (0.08)
                                                 ============        ============

BASIC AND DILUTED WEIGHTED-AVERAGE
     COMMON SHARES OUTSTANDING                     23,386,403          17,783,760
                                                 ============        ============

   The accompanying notes are an integral part of these financial statements.

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                   FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                              Series A Convertible,
                                                                 Price per  Redeemable Preferred Stock          Common Stock
                                                                  Equity    --------------------------   ---------------------------
                                                     Date          Unit         Shares       Amount         Shares         Amount
                                                  ----------   -----------    ----------   -----------   -----------     -----------
BALANCE, AUGUST 21, 1995 (INCEPTION)                                                  --   $        --            --     $        --
RECAPITALIZATION UPON REVERSE TAKEOVER                                                                     6,470,000           6,470
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (1)       $      0.01                                  734,771             735
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 1996                                                               --            --     7,204,771           7,205
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (2)       $      0.01                                    3,219               3
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 1997                                                               --            --     7,207,990           7,208

ISSUANCE OF COMMON STOCK FOR CASH                  03/23/98     $      0.05                                   45,603              46
ISSUANCE OF COMMON STOCK FOR CASH                  03/25/98     $      0.11                                    4,470               4
ISSUANCE OF COMMON STOCK FOR CASH                     (3)       $      0.14                                  111,771             112
ISSUANCE OF COMMON STOCK FOR CASH                  10/14/97     $      0.22                                   89,417              89
ISSUANCE OF COMMON STOCK FOR CASH                     (3)       $      0.28                                  293,466             293
ISSUANCE OF COMMON STOCK FOR CASH                  09/04/97     $      0.35                                    8,942               9
ISSUANCE OF COMMON STOCK FOR CASH                  12/17/97     $      0.49                                   42,920              43
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (3)       $      0.01                                1,451,928           1,452
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 1998                                                               --            --     9,256,507           9,257

ISSUANCE OF COMMON STOCK FOR CASH                     (4)       $      0.28                                  116,241             116
ISSUANCE OF COMMON STOCK FOR CASH                  10/01/98     $      0.36                                   13,815              14
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99     $      0.38                                    9,389               9
ISSUANCE OF COMMON STOCK FOR CASH                  10/30/98     $      0.56                                   13,413              13
ISSUANCE OF COMMON STOCK FOR CASH                  03/17/99     $      0.57                                   17,883              18
ISSUANCE OF COMMON STOCK FOR CASH                  01/08/99     $      0.72                                   44,708              45
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $      0.75                                    3,353               3
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $      0.78                                    8,942               9
ISSUANCE OF COMMON STOCK FOR CASH                  11/24/98     $      0.89                                   11,177              11
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $      0.93                                    2,683               3
ISSUANCE OF COMMON STOCK FOR CASH                  01/15/99     $      1.41                                    4,471               4
ISSUANCE OF COMMON STOCK FOR CASH                  05/05/98     $      1.64                                   17,883              18
ISSUANCE OF COMMON STOCK FOR CASH                  12/02/98     $      2.80                                      894               1
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (4)       $      0.02                                2,167,620           2,168
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 1999                                                               --            --    11,688,979          11,689

ISSUANCE OF COMMON STOCK FOR CASH                  06/28/99     $      0.02                                    4,471               4
ISSUANCE OF COMMON STOCK FOR CASH                  05/03/99     $      0.10                                   35,767              36
ISSUANCE OF COMMON STOCK FOR CASH                  07/14/99     $      0.28                                   44,708              45
ISSUANCE OF COMMON STOCK FOR CASH                  11/30/99     $      0.39                                   53,650              54
ISSUANCE OF COMMON STOCK FOR CASH                  07/12/99     $      0.52                                    2,861               3
ISSUANCE OF COMMON STOCK FOR CASH                     (5)       $      0.56                                  232,484             232
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00     $      0.72                                    2,794               3
ISSUANCE OF COMMON STOCK FOR CASH                  04/03/00     $      0.89                                    8,383               8
ISSUANCE OF COMMON STOCK FOR CASH                     (5)       $      0.46                                  253,430             253
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (5)       $      0.04                                1,914,570           1,915
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 2000                                                               --            --    14,242,097          14,242

ISSUANCE OF COMMON STOCK FOR CASH                  09/28/00     $      0.24                                   21,214              21
ISSUANCE OF COMMON STOCK FOR CASH                     (6)       $      0.24                                  444,223             444
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (6)       $      0.10                                  371,035             371
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 2001                                                               --            --    15,078,569          15,078

ISSUANCE OF COMMON STOCK FOR CASH                     (7)       $      0.22                                  517,723             518
ISSUANCE OF COMMON STOCK FOR CASH                  03/13/02     $      0.24                                   10,283              10
ISSUANCE OF COMMON STOCK FOR CASH                     (7)       $      0.45                                   44,708              45
ISSUANCE OF COMMON STOCK FOR CASH                  07/31/01     $      1.12                                    8,942               9
ISSUANCE OF COMMON STOCK FOR CASH                     (7)       $      0.26                                  130,415             130
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED        (7)       $      0.05                                5,059,560           5,060
ISSUANCE OF COMMON STOCK IN PRIVATE
    PLACEMENT FOR CASH                             04/30/02     $      1.00                                1,225,000           1,225
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 2002                                                               --            --    22,075,200          22,075
ISSUANCE OF PREFERRED STOCK
    IN PRIVATE PLACEMENT FOR CASH                  10/31/02     $  8,173.18        97.93             1
ISSUANCE OF COMMON STOCK
    FOR SUBSCRIPTIONS RECEIVABLE                   04/30/03     $      0.32                                  700,000             700
ISSUANCE OF COMMON STOCK
    FOR SUBSCRIPTIONS RECEIVABLE                   04/30/03     $      0.33                                  700,000             700
ISSUANCE OF COMMON STOCK
    FOR SUBSCRIPTIONS RECEIVABLE                   04/30/03     $      0.40                                   10,000              10
ISSUANCE OF COMMON STOCK
    IN PRIVATE PLACEMENT FOR CASH                  10/07/02     $      1.26                                1,849,934           1,850
OFFERING COSTS
ISSUANCE OF COMMON STOCK
    ON CASHLESS CONVERSION
    OF THE SERIES A PREFERRED
    STOCK                                          01/27/03                        (2.11)                     18,336     $        18
ISSUANCE OF COMMON STOCK
    IN CASHLESS EXERCISE OF
    WARRANTS                                       01/02/03                                                   33,909              34
ISSUANCE OF COMMON STOCK
    AND COMMON STOCK
    COMMITTED AS A BONUS                              (8)       $      1.35                                   11,178              11
ISSUANCE OF COMMON STOCK
    AND COMMON STOCK
    COMMITTED FOR SERVICES
    RENDERED                                       04/21/03     $      0.65                                   21,277              21
DIVIDENDS ON PREFERRED STOCK                       10/31/02                                                   68,150              68
BENEFICIAL CONVERSION FEATURE
    GRANTED IN CONNECTION WITH
    ISSUANCE OF PREFERRED
    STOCK                                          10/31/02
CONVERSION OF CONVERTIBLE
    NOTES PAYABLE - RELATED
    PARTIES INTO COMMON STOCK                      07/18/02     $      1.00                                   37,898              38
FINANCING EXPENSE IN CONNECTION WITH
    ISSUANCE OF WARRANTS                           05/31/02     $      1.49
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         07/12/02     $      1.52
STOCK OPTIONS ISSUED FOR SERVICES RENDERED         08/01/02     $      0.47
STOCK OPTIONS ISSUED AS COMPENSATION               02/11/03     $      0.13
STOCK OPTIONS ISSUED AS COMPENSATION               09/25/02     $      1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR
    SETTLEMENT OF ACCOUNTS PAYABLE                 09/25/02     $      1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR
    SETTLEMENT OF ACCOUNTS PAYABLE                 12/19/02     $      0.55
WARRANTS ISSUED FOR SERVICES RENDERED              05/01/02     $      0.65
WARRANTS ISSUED FOR SERVICES RENDERED              02/17/03     $      1.63
WARRANTS ISSUED FOR SERVICES RENDERED              04/28/03     $      0.37
WARRANTS ISSUED FOR TERMINATION OF CONTRACT        12/09/02     $      1.56
AMORTIZATION OF DEFERRED COMPENSATION
REVERSAL OF DEFERRED COMPENSATION
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY
NET LOSS
                                                                              ----------   -----------   -----------     -----------

BALANCE, APRIL 30, 2003                                                            95.82   $         1    25,525,882     $    25,525
                                                                              ==========   ===========   ===========     ===========

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


                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                   FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                          Accumulated
                                                              Additional      Committed                    during the
                                                               Paid-in        Common        Deferred      Development
                                                   Date        Capital         Stock      Compensation       Stage          Total
                                                ----------   -----------    -----------    -----------    -----------    ----------
BALANCE, AUGUST 21, 1995 (INCEPTION)                         $        --    $        --    $        --    $        --    $       --
RECAPITALIZATION UPON REVERSE TAKEOVER                            (6,456)                                                        14
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (1)            7,495                                                      8,230
NET LOSS                                                                                                      (39,387)      (39,387)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 1996                                            1,039             --             --        (39,387)      (31,143)
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (2)               33                                                         36
NET LOSS                                                                                                     (110,004)     (110,004)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 1997                                            1,072             --             --       (149,391)     (141,111)

ISSUANCE OF COMMON STOCK FOR CASH                03/23/98          2,206                                                      2,252
ISSUANCE OF COMMON STOCK FOR CASH                03/25/98            496                                                        500
ISSUANCE OF COMMON STOCK FOR CASH                   (3)           15,513                                                     15,625
ISSUANCE OF COMMON STOCK FOR CASH                10/14/97         19,911                                                     20,000
ISSUANCE OF COMMON STOCK FOR CASH                   (3)           81,757                                                     82,050
ISSUANCE OF COMMON STOCK FOR CASH                09/04/97          3,115                                                      3,124
ISSUANCE OF COMMON STOCK FOR CASH                12/17/97         20,957                                                     21,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (3)           15,598                                                     17,050
NET LOSS                                                                                                     (293,019)     (293,019)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 1998                                          160,625             --             --       (442,410)     (272,528)

ISSUANCE OF COMMON STOCK FOR CASH                   (4)           32,364                                                     32,480
ISSUANCE OF COMMON STOCK FOR CASH                10/01/98          4,986                                                      5,000
ISSUANCE OF COMMON STOCK FOR CASH                01/15/99          3,591                                                      3,600
ISSUANCE OF COMMON STOCK FOR CASH                10/30/98          7,487                                                      7,500
ISSUANCE OF COMMON STOCK FOR CASH                03/17/99         10,182                                                     10,200
ISSUANCE OF COMMON STOCK FOR CASH                01/08/99         32,355                                                     32,400
ISSUANCE OF COMMON STOCK FOR CASH                12/02/98          2,497                                                      2,500
ISSUANCE OF COMMON STOCK FOR CASH                12/02/98          6,991                                                      7,000
ISSUANCE OF COMMON STOCK FOR CASH                11/24/98          9,989                                                     10,000
ISSUANCE OF COMMON STOCK FOR CASH                12/02/98          2,497                                                      2,500
ISSUANCE OF COMMON STOCK FOR CASH                01/15/99          6,296                                                      6,300
ISSUANCE OF COMMON STOCK FOR CASH                05/05/98         29,232                                                     29,250
ISSUANCE OF COMMON STOCK FOR CASH                12/02/98          2,499                                                      2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (4)           47,591                                                     49,759
NET LOSS                                                                                                     (272,426)     (272,426)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 1999                                          359,182             --             --       (714,836)     (343,965)

ISSUANCE OF COMMON STOCK FOR CASH                06/28/99             96                                                        100
ISSUANCE OF COMMON STOCK FOR CASH                05/03/99          3,631                                                      3,667
ISSUANCE OF COMMON STOCK FOR CASH                07/14/99         12,455                                                     12,500
ISSUANCE OF COMMON STOCK FOR CASH                11/30/99         20,946                                                     21,000
ISSUANCE OF COMMON STOCK FOR CASH                07/12/99          1,497                                                      1,500
ISSUANCE OF COMMON STOCK FOR CASH                   (5)          129,768                                                    130,000
ISSUANCE OF COMMON STOCK FOR CASH                04/03/00          1,997                                                      2,000
ISSUANCE OF COMMON STOCK FOR CASH                04/03/00          7,492                                                      7,500
ISSUANCE OF COMMON STOCK FOR CASH                   (5)          117,126                                                    117,379
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (5)           83,322                                                     85,237
NET LOSS                                                                                                     (332,131)     (332,131)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 2000                                          737,512             --             --     (1,046,967)     (295,213)

ISSUANCE OF COMMON STOCK FOR CASH                09/28/00          4,979                                                      5,000
ISSUANCE OF COMMON STOCK FOR CASH                   (6)          104,286                                                    104,730
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (6)           36,097                                                     36,468
NET LOSS                                                                                                     (288,067)     (288,067)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 2001                                          882,874             --             --     (1,335,034)     (437,082)

ISSUANCE OF COMMON STOCK FOR CASH                   (7)          115,282                                                    115,800
ISSUANCE OF COMMON STOCK FOR CASH                03/13/02          2,410                                                      2,420
ISSUANCE OF COMMON STOCK FOR CASH                   (7)           19,955                                                     20,000
ISSUANCE OF COMMON STOCK FOR CASH                07/31/01          9,991                                                     10,000
ISSUANCE OF COMMON STOCK FOR CASH                   (7)           33,219                                                     33,349
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED      (7)          227,110                                                    232,170
ISSUANCE OF COMMON STOCK IN PRIVATE
    PLACEMENT FOR CASH                           04/30/02      1,223,775                                                  1,225,000
NET LOSS                                                                                                   (1,389,530)   (1,389,530)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 2002                                        2,514,615             --             --     (2,724,564)     (187,873)
ISSUANCE OF PREFERRED STOCK
    IN PRIVATE PLACEMENT FOR CASH                10/31/02        800,399                                                    800,400
ISSUANCE OF COMMON STOCK
    FOR SUBSCRIPTIONS RECEIVABLE                 04/30/03        219,800                                                    220,500
ISSUANCE OF COMMON STOCK
    FOR SUBSCRIPTIONS RECEIVABLE                 04/30/03        228,300                                                    229,000
ISSUANCE OF COMMON STOCK
    FOR SUBSCRIPTIONS RECEIVABLE                 04/30/03          3,972                                                      3,982
ISSUANCE OF COMMON STOCK
    IN PRIVATE PLACEMENT FOR CASH                10/07/02      2,320,556                                                  2,322,406
OFFERING COSTS                                                  (196,793)                                                  (196,793)
ISSUANCE OF COMMON STOCK
    ON CASHLESS CONVERSION
    OF THE SERIES A PREFERRED
    STOCK                                        01/27/03            (18)                                                        --
ISSUANCE OF COMMON STOCK
    IN CASHLESS EXERCISE OF
    WARRANTS                                     01/02/03            (34)                                                        --
ISSUANCE OF COMMON STOCK
    AND COMMON STOCK
    COMMITTED AS A BONUS                            (8)           21,339         17,549                                      38,899
ISSUANCE OF COMMON STOCK
    AND COMMON STOCK
    COMMITTED FOR SERVICES
    RENDERED                                     04/21/03         10,288          9,691                                      20,000
DIVIDENDS ON PREFERRED STOCK                     10/31/02         78,292                                      (78,360)           --
BENEFICIAL CONVERSION FEATURE
    GRANTED IN CONNECTION WITH
    ISSUANCE OF PREFERRED
    STOCK                                        10/31/02        767,431                                     (767,431)           --
CONVERSION OF CONVERTIBLE
    NOTES PAYABLE - RELATED
    PARTIES INTO COMMON
    STOCK                                        07/18/02         37,858                                                     37,896
FINANCING EXPENSE IN CONNECTION WITH
    ISSUANCE OF WARRANTS                         05/31/02        223,710                                                    223,710
STOCK OPTIONS ISSUED FOR SERVICES RENDERED       07/12/02        761,007                                                    761,007
STOCK OPTIONS ISSUED FOR SERVICES RENDERED       08/01/02        187,163                                                    187,163
STOCK OPTIONS ISSUED AS COMPENSATION             02/11/03         59,373                                                     59,373
STOCK OPTIONS ISSUED AS COMPENSATION             09/25/02      3,305,542                    (3,305,542)                          --
STOCK OPTIONS ISSUED IN EXCHANGE FOR
    SETTLEMENT OF ACCOUNTS PAYABLE               09/25/02         50,000                                                     50,000
STOCK OPTIONS ISSUED IN EXCHANGE FOR
    SETTLEMENT OF ACCOUNTS PAYABLE               12/19/02         15,000                                                     15,000
WARRANTS ISSUED FOR SERVICES RENDERED            05/01/02        162,792                                                    162,792
WARRANTS ISSUED FOR SERVICES RENDERED            02/17/03        130,712                                                    130,712
WARRANTS ISSUED FOR SERVICES RENDERED            04/28/03         18,284                                                     18,284
WARRANTS ISSUED FOR TERMINATION OF CONTRACT      12/09/02        390,409                                                    390,409
AMORTIZATION OF DEFERRED COMPENSATION                                                        1,032,981                    1,032,981
REVERSAL OF DEFERRED COMPENSATION                             (2,272,561)                    2,272,561                           --
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY                                           7,164                                       7,164
NET LOSS                                                                                                   (5,411,265)   (5,411,265)
                                                             -----------    -----------    -----------    -----------    ----------

BALANCE, APRIL 30, 2003                                      $ 9,837,436    $    34,404    $        --    $(8,981,620)   $  915,747
                                                             ===========    ===========    ===========    ===========    ==========

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


                                                          HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED APRIL 30, 2003 AND 2002 AND FOR THE PERIOD FROM AUGUST 21,
                                                                    1995 (INCEPTION) TO APRIL 30, 2003
------------------------------------------------------------------------------------------------------

                                                                                           For the
                                                                                         Period from
                                                                                          August 21,
                                                          For the Year Ended                 1995
                                                              April 30,                 (Inception) to
                                                   -----------------------------           April 30,
                                                      2003                2002               2003
                                                   -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $(5,411,265)       $(1,389,530)       $(8,135,829)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation                                    91,993              5,469             99,425
        Issuance of common stock as
           compensation expense                             --            232,170            428,950
        Issuance of common stock as
           compensation expense for
           services rendered from minority
           shareholders                                     --              4,000             18,923
        Warrants issued for services
           rendered or to be rendered                  311,788                 --            311,788
        Warrants issued for termination
           of contract                                 390,409                 --            390,409
        Common stock issued and common
           stock committed to an
           employee for a bonus                         38,899                 --             38,899
        Common stock issued and common
           stock committed for services
           rendered                                     20,000                 --             20,000
        Stock options issued for services
           rendered                                    351,762                 --            351,762
        Stock options issued as
           compensation                                 59,373                 --             59,373
        Additional compensation of officer                  --             42,171             42,171
        Amortization of deferred
           compensation                              1,032,981                 --          1,032,981
        Financing expense                              223,710                 --            223,710
        (Increase) decrease in
           Restricted cash                             (71,234)                --            (71,234)
           Accounts receivable                          (5,417)           (29,166)           (34,583)
           Other current assets                        186,258             (7,500)           178,758
           Other assets                               (295,948)                --           (295,948)
        Increase (decrease) in
           Accounts payable                            572,717            185,027            782,614
           Accrued expenses                           (149,967)           119,579              1,616
           Accrued payroll and payroll taxes          (321,475)           175,000             28,525
           Accrued interest                              8,419             10,195             38,186
                                                   -----------        -----------        -----------

Net cash used in operating activities               (2,966,997)          (652,585)        (4,489,504)
                                                   -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                (481,850)          (118,510)          (603,850)
                                                   -----------        -----------        -----------

Net cash used in investing activities                 (481,850)          (118,510)          (603,850)
                                                   -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock in  private placement                    2,322,406          1,225,000          3,547,406
    Offering costs on common stock                    (196,793)                --           (196,793)
    Proceeds from issuance of common
      stock                                                 --            181,569            882,723
    Proceeds from issuance of preferred
      stock                                            979,301                 --            979,301
    Offering costs on preferred stock                 (178,902)                --           (178,902)
    Recapitalization of reverse takeover                    --                 --                 14
    Exercise of stock options in subsidiary              7,164                 --              7,164
    Proceeds from notes payable - related
      parties                                           24,640            443,021            604,146
    Payments on notes payable - related
      parties                                         (546,331)                --           (546,331)
    Proceeds from convertible notes
      payable - related parties                             --              5,400             55,400
    Payments on convertible notes
      payable - related parties                         (5,000)            (9,280)           (25,000)
                                                   -----------        -----------        -----------

Net cash provided by financing activities            2,406,485          1,845,710          5,129,128
                                                   -----------        -----------        -----------

Net increase (decrease) in cash and
    cash equivalents                                (1,042,362)         1,074,615             35,774

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                              1,078,136              3,521                 --
                                                   -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                  $    35,774        $ 1,078,136        $    35,774
                                                   ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

      INTEREST PAID                                $     2,888        $        --        $     2,888
                                                   ===========        ===========        ===========

      INCOME TAXES PAID                            $       800        $     1,934        $    11,783
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

During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company converted accounts payable due to the Company's legal counsel of $46,717, $0 and $46,717, respectively, into an unsecured convertible promissory note bearing interest at 10%, convertible into common stock at the market price on the date of conversion.


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Recapitalization between HiEnergy and Shareholders of Microdevices

         On April 25, 2002, HiEnergy entered into a voluntary share exchange agreement whereby it would exchange 92% of the outstanding shares of common stock of Microdevices for 14,380,200 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of HiEnergy, with Microdevices as the accounting acquirer (reverse takeover), and has been accounted for in a manner similar to a pooling of interests. HiEnergy had minimal assets and liabilities at the date of the reverse takeover and did not have significant operations prior to the reverse takeover. Since HiEnergy was a "public shell" pro forma information is not presented.

NOTE 2 - RECLASSIFICATIONS

         The Company reclassified $71,234 included in cash and cash equivalants to restricted cash as of April 30, 2003. The company also reclassified $295,948 included in short-term prepaid consulting fees which were included in other current assets as of April 30, 2003 to long-term other assets as of the same date to match the contract term to which the consulting fees apply.

         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company reclassified $144,587, $148,166 and $470,503, respectively of grant income as an offset against research and development costs in accordance with section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements.

         The Company also made appropriate reclassifications to the Statements of Cash Flows for the year ended April 30, 2003 and the period from August 21, 1995 (inception) to April 30, 2003 to reflect the items mentioned above. The Company also reclassified a convertible note payable-related party from the financing activities section of the statement of cash flows to the operating activities section as the note payable was a non-cash transaction.

         Below is the reclassification effect as of and for the year ended April 30, 2003:

                                                           As Originally    Reclassification          As
                                                             Reported          Adjustment         Reclassified
                                                            -----------        -----------        -----------
           BALANCE SHEET
           Cash and cash equivalents                        $   107,008        $   (71,234)       $    35,774
           Restricted cash                                           --             71,234             71,234
           Total current assets                               1,308,671           (295,948)         1,012,723
           Other assets                                              --           (295,948)          (295,948)
           Total assets                                       1,813,095                 --          1,813,095
           Total current liabilities                            878,425                 --            878,425
           Total liabilities and shareholders' equity       $ 1,813,095        $        --        $ 1,813,095

           STATEMENT OF OPERATIONS
           Contract revenues                                $   144,587        $  (144,587)       $        --
           Research and development                             839,629           (144,587)           695,042
           Total operating expenses                           5,327,804           (144,587)         5,183,217
           Loss from operations                              (5,183,217)                --         (5,183,217)
           Net loss                                          (5,411,265)                --         (5,411,265)

           Net loss available to common shareholders        $(6,257,056)       $        --        $(6,257,056)
           Loss per common  share:
                  Basic and diluted loss per share          $     (0.23)       $        --        $     (0.23)
                  Basic and diluted loss available to
                    common shareholders per share           $     (0.27)       $        --        $     (0.27)

          STATEMENT OF CASH FLOWS
          Restricted cash                                   $        --            (71,234)       $   (71,234)
          Other current assets                                 (109,690)           295,948            186,258
          Other assets                                               --           (295,948)          (295,948)
          Accounts payable                                      526,000             46,717            572,717
          Net cash used in operating activities              (2,942,480)           (24,517)        (2,966,997)
          Proceeds from convertible notes
                 payable - related parties                       51,717            (51,717)                --
          Payments on convertible notes
                 payable - related parties                      (10,000)             5,000             (5,000)
          Net cash provided by financing activities           2,453,202            (46,717)         2,406,485
          Net increase (decrease) in cash
                 and cash equivalents                          (971,128)           (71,234)        (1,042,362)
          Cash and cash equivalents, end of period          $   107,008        $   (71,234)       $    35,774


         Below is the reclassification effect for the year ended April 30, 2002:

                                                          As Originally     Reclassification         As
                                                             Reported          Adjustment        Reclassified
                                                           ------------       ------------       ------------
          STATEMENT OF OPERATIONS
          Contract revenues                                $   148,166        $  (148,166)       $        --
          Research and development                             558,184           (148,166)           410,018
          Total operating expenses                           1,525,276           (148,166)         1,377,110
          Loss from operations                              (1,377,110)                --         (1,377,110)
          Net loss                                          (1,389,530)                --         (1,389,530)
          Net loss available to common shareholders        $(1,389,530)       $        --        $(1,389,530)
          Loss per common  share:
                 Basic and diluted loss per share          $     (0.08)       $        --        $     (0.08)
                 Basic and diluted loss available to
                   common shareholders per share           $     (0.08)       $        --        $     (0.08)

         Below is the reclassification effect for the period from August 21, 1995 (inception) to April 30, 2003:

                                                          As Originally     Reclassification         As
                                                             Reported          Adjustment        Reclassified
                                                           ------------       ------------       ------------
           STATEMENT OF OPERATIONS
           Contract revenues                               $   470,503        $  (470,503)       $        --
           Research and development                          2,428,182           (470,503)         1,957,679
           Total operating expenses                          8,337,246           (470,503)         7,866,743
           Loss from operations                             (7,866,743)                --         (7,866,743)
           Net loss                                         (8,135,829)                --         (8,135,829)
           Net loss available to common shareholders       $(8,981,620)       $        --        $(8,981,620)

          STATEMENT OF CASH FLOWS
          Restricted cash                                  $        --        $   (71,234)       $   (71,234)
          Other current assets                                (117,190)           295,948            178,758
          Other assets                                              --           (295,948)          (295,948)
          Accounts payable                                     735,897             46,717            782,614
          Net cash used in operating activities             (4,464,987)           (24,517)        (4,489,504)
          Proceeds from convertible notes
                 payable - related parties                     107,117            (51,717)            55,400
          Payments on convertible notes
                 payable - related parties                     (30,000)             5,000            (25,000)
          Net cash provided by financing activities          5,175,845            (46,717)         5,129,128
          Net increase (decrease) in cash and
                 cash equivalents                              107,008            (71,234)            35,774
          Cash and cash equivalents, end of period         $   107,008        $   (71,234)       $    35,774

         The Company has also amended the Statements of Shareholders' Equity (Deficit) for the period from August 21, 1995 (inception) to April 30, 2003 to disclose the date, price per equity unit and number of equity instrument for each issuance since inception. Transactions with same price per equity unit in the same fiscal year have been aggregated.

         The Company has also improved disclosures in a number of areas in the notes to the consolidated financial statements.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company incurred net losses available to common shareholders of $6,257,056, $1,389,530, and $8,981,620, respectively, and it had negative cash flows from operations of $2,966,997, $652,585, and $4,489,504, respectively. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Cash and Cash Equivalents

         The Company maintains its cash deposits at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time, deposits at the bank exceed the $100,000 FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Restricted Cash

         As of April 30, 2003, the Company maintained restricted cash totaling $71,234. These funds may only be used to pay for specific expenditures as allowed by a contract with the United States Department of Defense.

         Accounts Receivable

         Accounts receivable at April 30, 2003 consisted of an amount due under a governmental grant. Contract amounts are billed as monthly reports are submitted detailing work performed under the contract and are generally due in 30 days.

         Subscriptions Receivable

         Subscriptions receivable at April 30, 2003 consisted of amounts due from the sale of 1,410,000 shares of the Company's common stock. These amounts were subsequently received in May 2003 (see Note 15).

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

         Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, subscriptions receivable, accounts payable, accrued expenses, accrued payroll and payroll taxes, and accrued interest. The book value of all other financial instruments are representative of their fair values.

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

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value-recognition provisions of SFAS No. 123, to the stock-based employee compensation:

                                                                 Year Ended April 30,
                                                               2003                  2002
                                                           -------------        -------------
          Net loss, as reported                            $  (5,411,265)       $  (1,389,530)
          Add: Stock-based employee compensation
          expense included in reported net loss
          determined under APB No. 25, net of
          related tax effects                                  1,087,154                   --

          Deduct: Total stock-based employee
          compensation expense determined under
          fair-value-based method for all awards,
          net of related tax effects                          (2,278,508)                  --
                                                           -------------        -------------
          Pro forma net loss                               $  (6,602,619)       $  (1,389,530)

          Loss per share:
          Basic and diluted - as reported                  $       (0.23)       $       (0.08)
          Basic and diluted - pro forma                    $       (0.28)       $       (0.08)


         Stock options or warrants issued to non-employees are accounted for in accordance with SFAS No. 123, EITF Issue No. 96-18, "Accounting for
         Equity  Instruments  That  Are  Issued  to  Other  Than  Employees  for
         Acquiring, or in Conjunction with Selling, Goods or Services", and related interpretations.

         All warrants and options issued to non-employees for financing expenses and services rendered have been valued using the fair value of the equity instrument issued, as this was readily determinable. All stock options issued in exchange for accounts payable have been valued using the fair value of the goods or services provided, as this had already been determined.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the years ended April 30,:

                                                                    2003              2002
                                                                 ----------        ---------
          Stock options                                           5,399,937               --
          Warrants                                                1,648,686               --
          Series A convertible, redeemable preferred stock        2,191,874               --
          Microdevices minority shareholders                        459,222          459,222
          Microdevices option and warrant holders                   368,725          798,942
                                                                 ----------        ---------
                                     TOTAL                       10,068,444        1,258,164
                                                                 ----------        ---------


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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective in the first interim period or fiscal year ending after December 15, 2002. The recognition and measurement requirements are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 amended ARB 51, "Consolidated Financial Statements," and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management does not expect that adoption of FIN 46 will have a significant impact on the results of operations, financial position or liquidity.

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

NOTE 5 - OTHER CURRENT ASSETS

         Other current assets at April 30, 2003 consisted of the following:


          Prepaid consulting                                  $313,250
          Deposits on equipment                                100,000
          Other                                                 14,400
                                                              --------

                TOTAL                                         $427,650
                                                              ========


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at April 30, 2003 consisted of the following:

          Prototype equipment                                 $111,114
          Laboratory equipment                                 436,340
          Web site development                                  14,400
          Furniture and equipment                               41,995
                                                              --------

                                                               603,849

          Less accumulated depreciation                         99,425
                                                              --------

                TOTAL                                         $504,424
                                                              ========


         Property and equipment is recorded at cost and is depreciated using the straight-line method over an estimated useful life of five years. Depreciation expense for the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003 was $91,993, $5,469 and $99,425, respectively.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties at April 30, 2003 consisted of the following:

          Unsecured note payable to a shareholder of the Company,
                interest  payable at 10.5% per  annum,  or 15% per
                annum if in default,  and due in November 1997. As
                of April 30, 2003, the notes payable were in default            $40,000

          Unsecured note payable to a shareholder, non-interest-bearing,
                and payable on demand                                           $45,000
                                                                                -------

                                                                                 85,000

          Less current portion                                                   85,000
                                                                                -------

                      LONG-TERM PORTION                                         $    --
                                                                                =======

NOTE 8 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

         Convertible notes payable - related parties at April 30, 2003 consisted of the following:

         Secured notes payable to a shareholder/former  director of the Company, interest  payable at 8% per  annum,  $5,000 due in July 2001 and $5,400 due in  July  2002.  The  notes  payable  are  secured  by  the  patent application  for  Europe,  Canada,  and Japan.  The holder of the notes payable  has the option to convert  the  principal  and  interest  into shares of common  stock at the  market  price of the  Company's  common stock at the  conversion  date. As of April 30, 2003, the notes were in
         default.                                                                       $10,400

         Unsecured  note payable to the legal  counsel of the Company,  interest payable at 10% per annum and due in September 2003.  The holder of the note payable has the option to convert the  principal and interest into shares of common  stock at the  market  price of the  Company's  common
         stock at the conversion date                                                    46,717
                                                                                        -------
                                                                                         57,117

                         Less current portion                                            57,117
                                                                                        -------

                                     LONG-TERM PORTION                                  $    --
                                                                                        =======


NOTE 9 -RESEARCH AND DEVELOPMENT COSTS

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

         Since inception, the Company has been able to obtain various Department of Defense grants. These grants are generally fixed-price, best efforts research and development grants. During the years ended April 30, 2003 and 2002, the Company worked on different phases of two separate grants with the Department of Defense. During the year ended April 30, 2002 the Company completed work on a fixed-price government grant. Also during the same year, the Company started work on Department of Defense Small Business Innovation Research (SBIR) Phase I grant for $70,000. Work on the SBIR Phase I grant was completed in the year ended April 30, 2003.

         In August 2002, the Company was selected to an SBIR Phase II to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. On January 15, 2003, the Company executed the contract with the Department of Defense. Work commenced in January 2003 under year one of the contract valued at $415,000. We estimate our costs of the first year of the SBIR Phase II grant to be $1,100,000. The second year of the contract, valued at approximately $364,000 is under a option that can be exercised by the Department of Defense at the end of the first year. Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. The company recognizes one-twelfth of the first-year contract amount as an offset against research and development expenses each month.

         Below is a summary of research and development costs for the following periods:

                                                                                           For the
                                                                                         Period from
                                                                                          August 21,
                                                                                            1995
                                                                                       (Inception) to
                                                        Year Ended April 30,               April 30,
                                                   -------------------------------------------------
                                                       2003               2002               2003
                                                   -----------        -----------        -----------
          Research and development costs           $   839,629        $   558,184        $ 2,428,182
          Grant income earned                         (144,587)          (148,166)          (470,503)
                                                   -----------        -----------        -----------
          Net research and development costs       $   695,042        $   410,018        $ 1,957,679
                                                   -----------        -----------        -----------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

         o Microdevices granted options to purchase 111,040 shares of common stock at an exercise price of $3.00 per share, vesting immediately, and which are exercisable from time to time within the period ending November 30, 2008.The stock options were with the exercise price above the market price of the common stock on the date of the grant. At the time of the reverse takeover of HiEnergy and Microdevices, the Company exchanged the Microdevices stock options at an exchange rate of 22.3524 per share or 2,482,011 HiEnergy stock options with an exercise price of $0.134 per share.

         o The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year. During the year ended April 30, 2003, the Company granted options to purchase 456,717 shares of common stock at an exercise price of $2.81 per share. During the fiscal year ended April 30, 2003, the Company recorded $59,373 in compensation expense because these stock options were issued with an exercise price below the market price of the Company's common stock on the date of grant.

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

                  As of April 30, 2003, options to purchase 939,073 shares of common stock had vested, and $1,032,981 of the deferred compensation was expensed and is included in general and administration expenses on the accompanying statement of operations. Since the President/Chief Executive Officer/Treasurer/Director resigned in March 2003, the unvested portion of the shares were forfeited and deferred compensation of $2,272,561 was reversed.

         During the year ended April 30, 2003, the Company settled a breach of contract lawsuit with a former officer of the Company. The former officer was paid $150,000 as compensation under the settlement and was reimbursed $25,000 in legal and moving expenses.

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

         The stock options were valued at $761,007, of which $211,390 was expensed and is included in general and administration expenses on the accompanying statement of operations. As of April 30, 2003, the remaining unamortized balance of $549,617 will be amortized over the remaining term of the consulting agreement. As of April 30, 2003, the short-term portion of the remaining unamortized balance is $253,669 and is included in other current assets and the long-term balance is $295,948 and is included in other assets. The fair value of the options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $1.52
          Stock price on grant date                           $2.13
          Exercise price                                      $1.00
          Expected life of option                              2 years
          Risk-free rate of return                             3.02%
          Expected annual volatility                            105%
          Annual rate of dividends                                0%

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

          Value of warrants per share                          $0.47
          Stock price on grant date                            $1.76
          Exercise price                                       $2.00
          Expected life of option                              1.0 years
          Risk-free rate of return                              1.75%
          Expected annual volatility                              78%
          Annual rate of dividends                                 0%


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

         Lease Agreement

         In September 2002, the Company entered into a three-year operating lease agreement with one of its directors for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for the remaining term of the lease, expiring in October 2005. During the years ended April 30, 2003 and 2002, the Company also leased a research and development test site on a month-to-month basis for $1,200 per month. Future minimum payments at April 30, 2003 under this lease agreement were as follows:

            Year Ending
             April 30,
             ---------
              2004                                     $ 96,160
              2005                                       99,840
              2006                                       45,760
                                                       --------
                         TOTAL                         $241,760
                                                       ========

         Rent expense for all the Company's facilities for the years ended April 30, 2003 and 2002 was $75,200 and $31,785, respectively.

         Placement Agent Agreements

         In August 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

         o Upon execution of the agreement, the Company issued warrants to purchase 100,000 shares of common stock, exercisable at $0.01 per share. The warrants vest immediately and expire five years from date of grant. The fair value of the warrants was determined to be $145,017 were determined using the Black Scholes model. The warrants were issued in conjunction with the sale of securities and are a cost of raising capital. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $1.45
          Stock price on grant date                            $1.46
          Exercise price                                       $0.01
          Expected life                                        1.0 years
          Risk-free rate of return                             1.75 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         o The Company paid a placement fee equal to 8% of any gross proceeds received by the Company.

         o The Company issued warrants to purchase 10% of the amounts of securities issued to investors. The exercise price of the warrants will be equal to the price at which the security was issued. The warrants vest immediately and expire five years from the date of grant. Upon the closing of the preferred stock private placement and closing of the common stock private placement, the Company issued warrants to purchase 117,546 and 161,994 shares of common stock, respectively, at an exercise price of $1.15 per share and $1.35 per share, respectively. The fair value of the warrants was determined to be $125,206 and $173,352, respectively, and were determined using the Black Scholes model. The warrants were issued in conjunction with the sale of securities and are a cost of raising capital. The assumptions used to determine the valuation are as follows:

                                            117,546 Warrants   161,994 Warrants
                                            ----------------   ----------------

          Value of warrants per share            $ 1.07           $ 1.07
          Stock price on grant date              $ 2.05           $ 2.20
          Exercise price                         $ 1.15           $ 1.35
          Expected life                          1.0 years        1.0 years
          Risk-free rate of return                 1.59%            1.59%
          Expected annual volatility                 78%              78%
          Annual rate of dividends                    0%               0%


         o In November 2002, to terminate this agreement, the Company issued warrants to purchase 150,000 shares of common stock. The warrants vest immediately, with an exercise price of $2.48 per share, and expire five years from the date of grant. The Company determined the fair value of the warrants to be $390,409 and recorded the fair value as compensation expense in the year ended April 30, 2003. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $  2.60
          Stock price on grant date                           $  2.77
          Exercise price                                      $  2.48
          Expected life                                       2.0 years
          Risk-free rate of return                            1.88 %
          Expected annual volatility                          100%
          Annual rate of dividends                            0%

         In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

         o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and was to pay an additional $25,000 on March 1, 2003. As of April 30, 2003, the additional $25,000 is included in accrued expenses.

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

         We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows:
         (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A common stock of Microdevices at $5.00 per share. On May 2, 2003, Mr. Eckhouse filed a lawsuit against the Company, HiEnergy Microdevices and Dr. Bogdan Maglich in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. The Company and Dr. Maglich were successful on their demurrer and motion to strike. As such, Dr. Maglich individually is no longer a party to this action. The Company will be filing a cross-complaint against Richard Eckhouse and discovery. Trial is set for May 3, 2004. The Company intends to vigorously defend itself in this matter. We deny these allegations and are vigorously defending this lawsuit.

         After reading news reports that connected our reverse takeover of HiEnergy Microdevices with known stock manipulators, our Board of Directors directed our President to hire a team of independent investigators to investigate whether the company or any of its officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former federal prosecutors, a former Assistant United States Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. The independent investigators reviewed disclosures we have made, reviewed other publicly available information, and conducted a number of interviews, including interviews with a person who had previously been involved in stock manipulation schemes and two of our directors who know him. The independent investigators have completed their investigation. Except as discussed in the next paragraph, the independent investigators have concluded the following:

          1. The independent investigators have not identified any evidence that our current executive management team engaged in any wrongdoing.

          2. The independent investigators have not identified any evidence of wrongdoing following the April 2002 reverse takeover by HiEnergy of HiEnergy Microdevices.

          3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the reverse takeover.

          4.   Our  current  officers  and  directors   responded  promptly  and
               cooperated fully with the investigation.

         As mentioned in Item 3, above, the independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the April 2002 reverse takeover. The independent investigators obtained evidence that some of our stockholders who purchased significant amounts of HiEnergy shares prior to the reverse takeover knew or had business dealings with Phil Gurian, a person who had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as a director of the Company and for a short time as our interim President, was aware of these purchases of HiEnergy shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these HiEnergy shares and whether, if so, our former President and director had any knowledge of such control.

         On May 27, 2003, Mr. Barry Alter brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses he allegedly incurred in response to an SEC investigation that was exactly the same investigation that the Company answered, but Mr. Barry Alter reacted to by obtaining separate legal counsel to represent him. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified us that this action had been voluntarily dismissed without prejudice.

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

         Warrant and Option Holders

         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) through April 30, 2003 Microdevices granted to non-employees stock options and warrants to purchase 0, 18,496 and 35,743 shares, respectively, of common stock. The Company determined using the Black-Scholes option pricing model that the fair value of the options and warrants issued to non-employees for services rendered was immaterial.

         During the years ended April 30, 2003, 2002 and the period from August 21, 1995 (inception) through April 30, 2003 Microdevices granted to employees stock options to purchase 0, 123,909 and 123,909 shares, respectively, of common stock. The Company accounted for these options in accordance with APB Opinion No. 25 and related interpretations. As such, no compensation expense was recorded at the date of grant as the market price of the underlying stock exceeded the exercise price. The disclosure requirements of SFAS No. 123 have not been made for these options and warrants as part of Note 11 to the financial statements, as these options and warrants are considered immaterial.

         As of April 30, 2003 Microdevices has stock options and warrants outstanding to non-employees to purchase 16,496 shares of common stock, and no stock options outstanding to employees. If the stock option and warrant holders exercise their stock options and warrants, the Company may agree, to allow these stock option and warrant holders, to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or a range of $0.22 to $0.32 per share, resulting in the issuance of 368,725 additional shares of common stock. The table below summarizes the warrant and stock option activity for Microdevices:

                                       NON-EMPLOYEES
                                  ----------------------                   EXERCISE       EMPLOYEES        EXERCISE
                                                  STOCK                     PRICE           STOCK           PRICE
                                  WARRANTS       OPTIONS       TOTAL        RANGE          OPTIONS          RANGE         TOTAL
                                  --------       -------     --------     ----------     -----------     -----------     ----------
Outstanding, August 21, 1995
 (inception) to April 30, 1999          --            --           --                             --                             --
Granted                             17,247            --       17,247     $ 6.25                  --                         17,247
                                  --------       -------     --------     ----------     -----------     -----------     ----------
Outstanding as of
 April 30, 2000 and 2001            17,247            --       17,247     $ 6.25                                  --         17,247
                                  --------       -------     --------     ----------     -----------     -----------     ----------
                                                                          $ 5.00 to                      $   3.00 to
Granted                             15,000         3,496       18,496     $ 7.10             123,909     $      5.00        142,405
Exchanged for
 HiEnergy option                        --            --           --                       (111,040)    $      3.00       (111,040)
                                  --------       -------     --------     ----------     -----------     -----------     ----------
Outstanding, as of                                                        $ 5.00 to                      $   3.48 to
 April 30, 2002                     32,247         3,496       35,743     $ 7.10              12,869     $      5.00         48,612
                                  --------       -------     --------     ----------     -----------     -----------     ----------

Exchanged for
 HiEnergy option                        --            --           --                         (4,000)    $      3.48         (4,000)
Expired / Forfeited                (17,200)           --      (17,200)    $ 6.25              (8,869)    $      5.00        (26,069)
Exercised                           (2,047)           --       (2,047)    $ 6.25                  --                         (2,047)
                                  --------       -------     --------     ----------     -----------     -----------     ----------
Outstanding as of                                                         $ 5.00 to
 April 30, 2003                     13,000         3,496       16,496       7.10                  --                         16,496
                                  --------       -------     --------     ----------     -----------     -----------     ----------
If options and warrants are
 exercised and voluntarily
 exchanged for shares in                                                  $ 0.22 to
 HiEnergy                          290,581        78,144      368,725     $ 0.32                                            368,725

         During the year ended April 30, 2003, stock options issued to non-employees were exercised for the purchase of 2,047 shares of Microdevices' common stock via a cash payment of $7,164, or $3.50 per share. Variable plan accounting has not been applied to these stock options as the difference was immaterial. The Company agreed to exchange these shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or 45,759 shares of common stock.

         In April and May 2002, in conjunction  with the reverse  take-over (see
         Note 1) of Microdevices and HiEnergy, stock options issued to employees to purchase 111,040 and 4,000 shares of Microdevices' common stock were exchanged by the Company for HiEnergy stock options at an exchange rate of 22.3524 per share. Therefore, the Company issued options to purchase 2,482,011 and 89,410 shares of its common stock at an exercise price of $0.134 and $0.156 per share, respectively. In accordance with EITF Issue No. 00-23, "Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" as the reverse takeover of HiEnergy and Microdevices was accounted for like a pooling of interest, no modification to the original accounting for these stock options was recorded.

NOTE 11 - SHAREHOLDERS' EQUITY

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

         In October 2002, the Company sold 97.93 shares of the Series A for net cash proceeds of $800,400. At the time of issuance, the conversion price of the preferred stock was $1.15 which is less than the fair market value of the common stock which was $2.05. Since the Series A was convertible immediately, the Company recorded a beneficial conversion feature upon issuance of $767,431 using the intrinsic value method. The number of shares issued upon conversion of 851,755 multiplied by the beneficial conversion feature price per share of $0.90 or $767,431.

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

         During the year ended April 30, 2003, the Company issued 21,277 shares of common stock valued at $10,309 and committed to issue an additional 20,000 shares of common stock in exchange for investor relations services rendered which were valued at $9,691, for a total of $20,000. The committed shares were issued subsequent to April 30, 2003.

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

         Common Stock Issued as Dividends

         Series A holders are entitled to an 8% dividend or $78,360. In October 2002, the Company issued 68,150 shares of common stock or $1.15 per common share of dividends accrued on the Series A.

         Common Stock Issued as Employee Bonus

         During the year ended April 30, 2003, the Company issued 11,178 shares of common stock and committed to issue 11,178 shares of common stock to an employee of the Company in lieu of a cash quarterly bonus. The quarterly bonus of 5,589 shares of common stock was valued using the Company's stock price on the date the bonus was earned. The fair value of the quarterly bonuses totaled $38,899.

         Common Stock Issued in Cashless Exercise of Warrants

         In December 2002, warrants to purchase 47,000 shares of common stock which had an exercise price of $0.01 per share were exercised via a cashless exercise, whereby the Company issued 33,909 shares of common stock.

         Stock Splits

         In September 1998 and May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.

         Warrants Issued as Financing Expense

         In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director as compensation for a default on a note payable (see Note 13). The Company recorded $223,710 in the year ended April 30, 2003 as financing expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $1.49
          Stock price on grant date                           $2.09
          Exercise price                                      $1.00
          Expected life                                       2.0 years
          Risk-free rate of return                            3.72 %
          Expected annual volatility                          105%
          Annual rate of dividends                            0%


         Warrants Issued to Investors in Private Placements and Placement Agents

         In October 2002, the Company issued warrants to purchase 255,536 shares of common stock to the investors in the Series A private placement. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in October 2004. The Company allocated $221,427 to the warrants issued in the private placement as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $0.87
          Stock price on grant date                            $2.05
          Exercise price                                       $1.50
          Expected life                                        1.0 years
          Risk-free rate of return                             1.59 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         In October 2002, the Company issued warrants to purchase 269,990 shares of common stock to the investors in a private placement of common stock. The warrants vest immediately, have an exercise price of $2.50 per share, and expire in October 2005. The Company allocated $157,346 to the warrants issued in the private placement as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $0.58
          Stock price on grant date                            $2.20
          Exercise price                                       $2.50
          Expected life                                        1.0 years
          Risk-free rate of return                             1.46 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         In August 2002, the Company issued warrants to purchase 100,000 shares of common stock to the Company's placement agent as a retainer. The warrants vest immediately, have an exercise price of $0.01, and expire in August 2007. In December 2002, warrants to purchase 16,000 shares of common stock were exercised via a cashless exercise. The Company allocated $145,017 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $1.45
          Stock price on grant date                            $1.46
          Exercise price                                       $0.01
          Expected life                                        1.0 years
          Risk-free rate of return                             1.75 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         In October 2002, the Company issued warrants to purchase 117,546 shares of common stock as offering costs to the Company's placement agent who brought in the investors in the Series A offering. The warrants vest immediately, have an exercise price of $1.15 per share, and expire in October 2007. In December 2002, warrants to purchase 15,000 shares of common stock were exercised via a cashless exercise. The Company allocated $125,206 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $1.07
          Stock price on grant date                            $2.05
          Exercise price                                       $1.15
          Expected life                                        1.0 years
          Risk-free rate of return                             1.59 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%


         In October 2002, the Company issued warrants to purchase 161,994 shares of common stock as offering costs to the Company's placement agent who brought in the investors in the common stock private placement. The warrants vest immediately, have an exercise price of $1.35 per share, and expire in October 2007. In December 2002, warrants to purchase 16,000 shares of common stock were exercised via a cashless exercise. The Company allocated $125,206 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $1.07
          Stock price on grant date                            $2.20
          Exercise price                                       $1.35
          Expected life                                        1.0 years
          Risk-free rate of return                             1.46 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%


         In December 2002, the Company issued warrants to purchase 110,620 shares of common stock as offering costs to the Company's placement agent who brought in investors to the Company. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in December 2004. The Company allocated $294,950 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $2.67
          Stock price on grant date                            $2.77
          Exercise price                                       $1.50
          Expected life                                        1.0 years
          Risk-free rate of return                             1.88 %
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         Warrants Issued for Services Rendered

         In December 2002, the Company entered into a termination agreement with one of its placement agents, whereby the Company issued warrants to purchase 150,000 shares of common stock. The warrants vest immediately, are exercisable at $2.48 per share, and expire on November 26, 2007.
         Any liabilities arising under the original placement agent agreement have been released. The Company recorded $390,409 in the year ended April 30, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $2.60
          Stock price on grant date                           $2.77
          Exercise price                                      $2.48
          Expected life                                       2.0 years
          Risk-free rate of return                            1.88 %
          Expected annual volatility                          100%
          Annual rate of dividends                            0%

         In February 2003, the Company issued warrants to purchase 80,000 shares of common stock to a placement agent. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in February 2006. The Company recorded $130,712 in the year ended April 30, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $1.63
          Stock price on grant date                           $1.76
          Exercise price                                      $1.50
          Expected life                                       2.0 years
          Risk-free rate of return                            1.66 %
          Expected annual volatility                          100%
          Annual rate of dividends                            0%

         In April 2003, the Company issued warrants to purchase 50,000 shares of common stock for placement agent services rendered. The warrants vest immediately, have an exercise price of $0.50 per share, and expire in April 2006. The Company recorded $18,284 in the year ended April 30, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $0.37
          Stock price on grant date                           $0.41
          Exercise price                                      $0.50
          Expected life                                       2.0 years
          Risk-free rate of return                            1.57 %
          Expected annual volatility                          100%
          Annual rate of dividends                            0%

         In May 2002, the Company issued warrants to purchase 250,000 shares of common stock for placement agent services rendered. The warrants vest immediately, have an exercise price of $2.12 per share, and expire in December 2007. The Company recorded $162,792 in the year ended April 30, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                          $0.65
          Stock price on grant date                            $2.09
          Exercise price                                       $2.09
          Expected life                                        1.0 years
          Risk-free rate of return                             2.33%
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         Stock Options Issued in Exchange for Accounts Payable

         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company converted accounts payable due to consultants of $65,000, $0, and $65,000, respectively, into options to purchase 72,726, 0, and 72,726 shares, respectively, of common stock. Of these options, 45,454 are exercisable at $1 per share, vest over a one-year period, and expire in September 2012. The remaining options are exercisable at $2.24 per share, vest over a one-year period, and expire in December 2012. The fair value of the stock options was determined to be the amount of the accounts payable converted into stock options.

         Stock Options Issued for Services Rendered

         In July 2002, the Company issued options to purchase 1,000,000 shares of common stock for business development services rendered. As of April 30, 2003, options to purchase 500,000 shares of common stock were vested. The options have an exercise price of $1 per share and expire in July 2008. The fair value of the vested portion of the stock options were determined to be $761,007 and the Company recorded compensation expense totaling $211,390 and prepaid consulting totaling $549,617 as of April 30, 2003. The compensation expense is being expensed over the three year life of the agreement with the consultant. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of stock options per share                    $1.52
          Stock price on grant date                           $2.13
          Exercise price                                      $1.00
          Expected life                                       2.0 years
          Risk-free rate of return                            3.02%
          Expected annual volatility                          105%
          Annual rate of dividends                            0%

         In August 2002, the Company issued options to purchase 400,000 shares of common stock for investor and public relations services rendered. The options vest immediately, have an exercise price of $2 per share, and expire in August 2004. The fair value of the stock options was determined to be $187,163 and the Company recorded compensation expense totaling $140,372 and prepaid consulting totaling $46,791 as of April 30, 2003. The compensation expense is being spread over the one-year life of the agreement. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of stock options per share                     $0.47
          Stock price on grant date                            $1.76
          Exercise price                                       $2.00
          Expected life                                        1.0 years
          Risk-free rate of return                             1.75%
          Expected annual volatility                           78%
          Annual rate of dividends                             0%

         Stock Options Issued as Compensation Expense

         In September  2002, the Company  issued  options to purchase  3,005,038 shares of common stock to the President/Chief Executive Officer/Treasurer/Director in accordance with an employment agreement (see Note 10).

         In February 2003, the Company issued options to purchase 416,717 shares of common stock and was committed to issue options to purchase 40,000 shares of common stock to the Chief Scientist/Chairman of the Board in accordance with an employment agreement (see Note 10). In relation to this transaction, the Company recorded compensation expense totaling $59,373 or $0.13 per share as of April 30, 2003 because the exercise price of the stock option of $2.81 was less than the market price of the stock ($2.94) on the date of the grant.

         Stock Options - General

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside parties.

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

         The following summarizes the stock option and warrant transactions:

                                                                                      Stock
                                                    Weighted        Options           Weighted         Weighted
                                                    Average         and               Average          Total             Average
                                  Stock             Grant           Warrants          Grant            Options           Grant
                                  Options           Price           Non-              Price            and               Price
                                  Employee          per Share       Employee          per Share        Warrants          per Share
                                  ----------        ----------      ----------        ----------       ----------        ----------
           Outstanding,
          August 21, 1995
           (inception) to
            April 30, 2001                --        $       --              --        $       --               --        $       --
           Granted                 2,482,011        $     0.13              --                --        2,482,011        $     0.13
                                  ----------        ----------      ----------        ----------       ----------        ----------

           Outstanding,                                                                                                           $
          April 30, 2002           2,482,011        $     0.13              --                --        2,482,011        $     0.13
                                  ----------        ----------      ----------        ----------       ----------        ----------

           Granted                 3,421,755        $     1.22       3,168,412        $     1.36        6,590,167        $     1.36
          Exchanged for
           HiEnergy options           89,410        $     0.16              --        $       --           89,410        $     0.16
           Canceled               (2,065,965)       $     1.00              --        $       --       (2,065,965)       $     1.00
           Exercised                      --        $       --         (47,000)       $     0.83          (47,000)       $     0.83
                                  ----------        ----------      ----------        ----------       ----------        ----------

           Outstanding,
          April 30, 2003           3,927,211        $     0.63       3,121,412        $     1.51        7,048,623        $     1.02
                                  ----------        ----------      ----------        ----------       ----------        ----------

           Exercisable,
          April 30, 2003           3,927,211        $     0.63       4,150,069        $     1.61        6,505,443        $     1.02
                                  ----------        ----------      ----------        ----------       ----------        ----------


      The weighted-average remaining contractual life of the options and warrants outstanding at April 30, 2003 was 5.31 years. The exercise prices of the options and warrants outstanding at April 30, 2003 ranged from $0.01 to $2.81, and information relating to these options and warrants is as follows:

                                                                                         Weighted-               Weighted-
                                                                       Weighted-          Average                 Average
                                                                        Average          Exercise                Exercise
                             Stock                Stock                Remaining          Price of               Price of
       Range of            Options &            Options &            Contractual         Options &               Options &
       Exercise             Warrants            Warrants                 Life             Warrants               Warrants
       Prices             Outstanding          Exercisable              (years)          Outstanding            Exercisable
--------------------  --------------------  ------------------  ---------------------  --------------------- ---------------------
  $0.01 - $0.99               2,855,421          2,855,421                5.26           $       0.18           $      0.18

  $1.00 - $2.81               4,193,202          3,650,022                5.34           $       1.57           $      1.65

                       --------------------  ------------------
                              7,048,623          6,505,443
                       ====================  ==================

NOTE 12 - INCOME TAXES

         The components of the deferred income tax assets (liabilities) at April 30, 2003 were as follows:

          Deferred tax assets
                Compensation                           $ 1,018,665
                Net operating loss carryforwards         2,440,171
                Interest                                    15,117
                Other                                          195
                                                       -----------
                                                         3,474,148

          Deferred tax liability
                State taxes                               (243,160)
                                                       -----------

                                                         3,230,988
                                                       -----------
          Valuation allowance                           (3,250,988)
                                                       -----------

                      TOTAL                            $        --
                                                       ===========

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended April 30, 2003 and 2002:

                                                 2003            2002
                                                ------          ------
          Current
                Federal                         $   --          $   --
                State                            1,600           1,934
                                                ------          ------

                                                 1,600           1,934
                                                ------          ------

          Deferred
                Federal                             --              --
                State                               --              --
                                                ------          ------

                      TOTAL                     $1,600          $1,934
                                                ======          ======


         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended April 30, 2003 and 2002 as follows:

                                                             2003          2002
                                                            ------        ------
          Statutory regular federal income tax rate          34.00%        34.00%
          State taxes                                         5.80          5.74
          Change in valuation allowance                     (39.09)       (39.77)
          Other                                              (0.68)        (0.09)
                                                            ------        ------

                TOTAL                                         0.03%        (0.12)%
                                                            ======        ======

         As of April 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,661,000, which start expiring in 2010 through 2023. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 13 - FINANCING EXPENSE - RELATED PARTY

         In May 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director of the Company. The warrants vest immediately, are exercisable at $1 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/former officer/director of the Company, the Company granted these warrants. Accordingly, the Company recorded financing expense of $223,710 during the year ended April 30, 2003. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

          Value of warrants per share                         $  1.49
          Stock price on grant date                           $  2.09
          Exercise price                                      $  1.00
          Expected life                                       2.0 years
          Risk-free rate of return                            3.72 %
          Expected annual volatility                          105%
          Annual rate of dividends                            0%


NOTE 14 - RELATED PARTY TRANSACTIONS

         During the years ended April 30, 2003 and 2002 and the period from August 21, 1995 (inception) to April 30, 2003, the Company purchased $4,767, $0, and $4,767, respectively, of property and equipment from a Board member.

         See  Notes  7,  8,  10,  13  and  15  for   additional   related  party
         transactions.

NOTE 15 - SUBSEQUENT EVENTS

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

         In May 2003, the Company issued warrants to purchase 150,000 shares of common stock at $0.45 per share to business development consultants for services rendered. The expense was $60,518 related to this transaction.

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

ITEM 8a.  CONTROLS AND PROCEDURES

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of HiEnergy Technologies and their ages, positions, business experience and education as of April 30, 2003 are as follows:

       NAME                      AGE                     POSITION
Dr. Bogdan C. Maglich            75     Chairman of the Board, Chief Executive Officer,
                                        President, Treasurer and Chief Scientific Officer
David R. Baker                   71     Director
Robert H. Drysdale               58     Director
Harb S. Al Zuhair                65     Director
Bruce Del Mar                    90     Director


Dr. Maglich was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies on April 25, 2002. He was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 2003. Mr. Tom Pascoe resigned as Chief Executive Officer and President of the Company on February 25, 2003. Mr. Barry Alter resigned as Chief Executive Officer, President and Treasurer of the Company on September 17, 2002 and resigned from our board of directors on March 7, 2003.

Dr. Bogdan Maglich and Mr. Harb Al Zuhair were appointed to the board of directors on April 25, 2002. In February 2003, Mr. David R. Baker was appointed to the board of directors. In March 2003, Mr. Robert Drysdale was appointed to the board of directors. All directors hold office for one year or until their respective successors are elected or until their earlier death, resignation or removal. Each officer of the Company serves at the discretion of the board of directors. There are no family relationships between or among any of our directors or executive officers.

Each director and executive officer has furnished us the following information with respect to his principal occupation or employment, other affiliations and business experience during the last five years.

DR. BOGDAN C. MAGLICH. As HiEnergy Technologies' Chairman, Chief Executive Officer, President and Treasurer since March 2003, Dr. Maglich has primary responsibility for business strategy and development of the Company. Dr. Maglich served from 1974 to 1977 as Chairman and CEO of Fusion Energy Corporation, an American subsidiary of Swiss Aluminum Ltd., ALUSUISSE, a large multi-national corporation based in Zurich, Switzerland. He also served as a Director of Delta Holding A.G., Zurich, ALUSUISSE's arm for operating the American high-tech subsidiaries of ALUSUISSE. Dr. Maglich worked in Zurich with Mr. Celio, Minister of Finance of The Swiss Confederation and was close to Mr. Bonvin, President of Switzerland and Minister of Energy, who declared Dr. Maglich an honorary citizen of Switzerland in 1975. From 1980 to 1983, Dr. Maglich served as Chairman and
CEO of Science Transfer Associates, Inc. a New York company based in the Rockefeller Center, Lead Member of an international consortium that had a contract to design a multi-billion dollar King Abdul Aziz's Energy Development Center in Jeddah, Saudi Arabia. Members of the consortium were: UK Atomic Energy Research Establishment, Harwell; Skanditronics, a large Swedish technology corporation; General Atomic Corporation, USA; and Booz Allen & Hamilton, a US management consulting company. In the period 1985 to 1987, Dr. Maglich was CEO of Aneutronic Energy Labs, Inc., which in partnership with Bechtel Engineering, carried on a US Air Force contract to design a space power plant for the U.S. Space Defense Initiative. From 1988 to 1993, Dr. Maglich served as CEO of Advanced Physics Corporation, which has among others, designed a miniature nuclear fission reactor for electricity production in collaboration with Department of Nuclear Engineering at MIT, Kurchatov Atomic Energy Institute, Moscow and the Russian Ministry of Atomic Energy. Dr. Maglich founded HiEnergy Microdevices and served as its Chief Executive Officer from 1995 until its reverse takeover of HiEnergy Technologies in April 2002.

As HiEnergy Technologies' Chief Scientific Officer since April 2002, Dr. Maglich has primary responsibility for technology strategy, technology development and technical proposal development. Dr. Maglich is a respected scientist in his field. He received the White House Citation from President John F. Kennedy and was named an honorary citizen in Switzerland by the President of the Swiss Confederation for his discovery of the omega meson. In addition to his research discoveries and inventions in particle physics, instrumentation, and detection devices, Dr. Maglich has played a role in reducing weapons in areas such as Yugoslavia and Russia and working on safety measures for Soviet reactors in Europe. Currently, Dr. Maglich is involved in the development and testing of three detectors based on his stoichiometric technology. Dr. Maglich has served as a professor of physics at University of Pennsylvania and has also worked at Rutgers and at the Joint Faculty, Princeton-Penn Accelerator Laboratory. Dr. Maglich also worked in various leadership capacities on a variety of projects, including the following: the CERN European Center for High Energy Physics in Geneva, Switzerland; the U.S. National Laboratories, the Air Force Phillips Laboratory; and the British-Swedish-American Consortium for the design of the King Abdulaziz Energy Research Center in Saudi Arabia. Dr. Maglich received a Ph.D. in high-energy physics and nuclear engineering from the Massachusetts Institute of Technology, a Master of Science from Britain's University of Liverpool, and a Bachelor of Science from the University of Belgrade.

DAVID R. BAKER. Mr. Baker has been an attorney for over 45 years and is currently Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham, Alabama and New York City, and from October, 1993 a Retired Partner of Jones Day from its New York City office. Prior to joining Haskell Slaughter Young & Rediker, LLC Mr. Baker was a partner in Baker, Johnston & Wilson LLP, Birmingham and New York City, from October 1998 and had been a sole practitioner in New York from February through September 1998. Mr. Baker is a graduate of Harvard Law School. He is a member of the Alabama and New York State Bar Associations, and the American and Alabama Law Institutes, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association's principal representative in New York to the United Nations. In addition, he serves as Chairman of the New York Legislative Service, and is a Life Trustee of Birmingham-Southern College.

ROBERT H. DRYSDALE. Mr. Drysdale is an experienced financial executive with over 30 years of experience in the financial markets. He currently serves as Senior Vice President and Branch Manager of Gilford Securities Incorporated, a full-service, national investment firm. Previously, Mr. Drysdale served as President and Chief Executive Officer of PNC Securities Inc., Pittsburgh, PA, as well as President of Tucker Anthony Inc., New York, and First Vice President of Blyth, Eastman, Dillon, New York. He is the former Chairman of the Municipal Securities Rulemaking Board. Mr. Drysdale holds a B.S. from the University of Southern California.

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

The following person was a key administrative employee of ours during the fiscal year ended April 30, 2003:

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

------------------------------------------------------------------------------------------------------------------------------------
                                                      SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------

                                       Annual Compensation                        Long-Term Compensation
                                       -------------------------------------      --------------------------------------------------

                                                                     Other                     Securities                   All
                                                                     Annual       Restricted   Under-                       Other
Name and                      Fiscal                                 Compen-      Stock        lying            LTIP       Compen-
Principal                      Year    Salary           Bonus        sation       Award(s)     Options/        Payouts     sation
Position                      Ended      ($)             ($)          ($)           ($)        SARs (#)          ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
BOGDAN                        2003     $ 157,713     $  50,000     $  47,401           -0-       456,717           -0-     -0-
MAGLICH                       2002     $  80,734     $  50,000     $  24,952     $ 196,149     2,482,011           -0-     -0-
Chairman, Chief               2001     $  20,140           -0-     $  26,666     $  25,000           -0-           -0-     -0-
Executive Officer,
President, Treasurer
and Chief Scientific
Officer (1)

THOMAS                        2003     $  79,350           -0-           -0-           -0-     939,073
PASCOE                        2002           -0-           -0-           -0-           -0-           -0-           -0-     -0-
Former CEO
and President

BARRY                         2003           -0-           -0-     $  25,000           -0-           -0-           -0-     -0-
ALTER                         2002           -0-           -0-           -0-           -0-           -0-           -0-     -0-
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

EXPENSE CATEGORY:           FISCAL YEAR ENDED 2003         FISCAL YEAR ENDED 2002       FISCAL YEAR ENDED 2001
-----------------           ----------------------         ----------------------       ----------------------
Auto Lease                           $17,500                       $6,705                       $15,745
Auto Insurance                       $1,144                        $1,438                        $2,017
Auto Expenses (other)                   -                           $500                          $471
Home Rent                               -                         $13,750                        $6,500
Medical Insurance                    $28,757                       $2,559                        $1,933
TOTAL                                $47,401                      $24,952                          $

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


                                      Number of               Percent of Total
                                      Securities              Options/SARs            Exercise or Base
                                      Underlying              Granted to              Price
                                      Options/SARs            Employees in            ($/Share)
Name                                  Granted                 Fiscal Year                                 Expiration Date
-----------------------------------------------------------------------------------------------------------------------------
BOGDAN                                 456,717(1)                   31%                 $   2.81          February 11, 2008
MAGLICH
Chairman, Chief
Executive Officer, President,
Treasurer and Chief
Scientific Officer

THOMAS
PASCOE
Former CEO
and President                          939,073(2)                   63%                $    1.00          June 6, 2003

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

                                                                           Number of               Value of unexercised
                                                                           Unexercised             in-the-money
                                                                           options/SARs at         options/SARs at
                                           Shares                          fiscal year-end (#)     fiscal year-end ($)
                                        acquired on       Value Realized   exercisable /           exercisable /
Name                                   on exercise (#)           ($)       unexercisable           unexercisable (1)
------------------------------------------------------------------------------------------------------------------------------
BOGDAN                                       --                 --          2,898,728                  $ 481,188
MAGLICH
Chairman, Chief
Executive Officer, President
Treasurer and Chief
Scientific Officer

THOMAS
PASCOE
Former CEO
and President                               -0-                -0-          939,073/0                  $       0

BARRY ALTER
Former CEO
and President                               -0-                -0-                0/0                  $       0

(1) The value of Dr. Maglich's options has been calculated based on the difference between the closing price of our stock on the OTC Bulletin Board(R) on April 30, 2003 ($0.30 per share) and the exercise prices of his stock options at $0.134 per share. No effect is given to shares exercisable at $2.81 per share.

COMPENSATION OF DIRECTORS

The Board recently approved a plan to grant each Director 2,000 shares of common stock or stock options for each meeting attended and the Directors were each granted stock options in varying amounts for their services. On November 7, 2003, the Board approved an increase in the compensation of directors from 2,000 to 3,000 shares of common stock or stock options for each meeting attended. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of HiEnergy Technologies.

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

EMPLOYMENT CONTRACTS

In March 2002, HiEnergy Microdevices entered into an employment agreement with Dr. Maglich, its Chairman and Chief Scientist. On July 16, 2002, the Company assumed the employment agreement pursuant to an Assignment and Assumption Agreement with HiEnergy Microdevices. The major terms of the agreement are as follows:

o The Company must pay a signing bonus of $100,000, which was paid during the year ended April 30, 2003.

o The Company must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

o Microdevices granted options to purchase 111,040 shares of common stock at an exercise price of $3.00 per share, vesting immediately, and which are exercisable from time to time within the period ending November 30, 2008. The stock options were with the exercise price above the market price of the common stock on the date of the grant. At the time of the reverse takeover of HiEnergy and Microdevices, the Company exchanged the Microdevices stock options at an exchange rate of 22.3524 per share or 2,482,011 HiEnergy stock options with an exercise price of $0.134 per share.

o The Company will grant its Chief Scientist / Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year.

o The Company will provide its Chief Scientist / Chairman of the Board a car, pay his and his family's health insurance, provide life and disability insurance and reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal income tax liabilities arising up to $75,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP LISTED BELOW AS OF APRIL 30, 2003


                                                                                                       PERCENT OF
NAME OF BENEFICIAL OWNER                                                         NUMBER OF SHARES      OUTSTANDING
---------------------------------------------------------------------------------------------------------------------
Dr. Bogdan C. Maglich, Chairman of the Board, Chief Executive                      11,216,772(1)           35.4%
Officer, President, Treasurer and Chief Scientific Officer

---------------------------------------------------------------------------------------------------------------------
Harb S. Al Zuhair, Director                                                           930,422(2)            3.2%

---------------------------------------------------------------------------------------------------------------------
Robert H. Drysdale, Director                                                           32,000(4)               *

---------------------------------------------------------------------------------------------------------------------
David R. Baker, Director                                                              514,967(3)            1.8%

---------------------------------------------------------------------------------------------------------------------
Bruce E. Del Mar, Director                                                             32,000(5)              *

---------------------------------------------------------------------------------------------------------------------

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP
(5 Persons)                                                                        12,726,161(6)           39.8%

---------------------------------------------------------------------------------------------------------------------


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

Unless otherwise indicated, the address for those listed above is c/o HiEnergy Technologies, Inc., 1601B Alton Parkway, Irvine, California 92606. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

----------------------------------------- ----------------------------- ------------------------------------------------------------
                                          (a)                           (b)                     (c)
----------------------------------------- ----------------------------- ------------------------------------------------------------
Plan Category                             Number of securities to       Weighted-average        Number of securities remaining
                                          be issued upon exercise of    exercise price of       available for future issuance under
                                          outstanding options,          outstanding options,    equity compensation plans (excluding
                                          warrants and rights           warrants and rights     securities reflected in column (a))
----------------------------------------- ----------------------------- ------------------------------------------------------------
Equity compensation plans approved by
security holders                                    2,482,011                  $0.134                      0 (1)
----------------------------------------- ------------------------- ----------------------------------------------------------------
Total equity compensation plans not
approved by security holders                        2,708,853                  $1.01             1,310,000 (2), (3), (4), (5), (6)
----------------------------------------- ------------------------- ----------------------------------------------------------------
Total                                               5,190,864                  $0.59                   1,310,000 (7)
----------------------------------------- ------------------------- ----------------------------------------------------------------

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

(4) On May 5, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved a qualified stock option plan to provide incentives to employees, officers, directors and service providers of the Corporation. The HiEnergy Technologies 2003 Stock Incentive Plan (the "Plan") was approved the Board decided to reserve 700,000 shares of its authorized and unissued Common Stock for future issuance under the Plan. On May 28, 2003 the Board of Directors of HiEnergy Technologies, Inc. approved an increase in the amount of the reserve of shares to be issued under the Plan to 2,000,000 shares of authorized and unissued Common Stock. The Board has recommended that the shareholders of HiEnergy Technologies adopt the Plan at the next annual meeting of stockholders.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

As of April 30, 2003, we had convertible notes payable to related parties outstanding of $10,400 to Edward Finch, a shareholder and former director, which was due in July 2003 and paid in August of 2003.

As discussed in the section entitled "Legal Proceedings", on January 15, 2003, we executed a settlement agreement with Keith Cowan, a former executive officer of HiEnergy Microdevices, which gave us a maximum cash exposure of $175,000. The settlement agreement provided that we would pay Mr. Cowan $50,000 in the beginning. In addition, Mr. Cowan received 80,000 shares of restricted HiEnergy Technologies common stock, with registration rights that provided Mr. Cowan with the option of tendering the 80,000 shares to the Company for an additional payment of $125,000 in cash if the shares were not registered on or before April 1, 2003. As of April 1, 2003, the shares had not been registered and Mr. Cowan subsequently tendered the 80,000 shares to the Company and received a payment of $125,000.

On September 30, 2002, we relocated our offices to 1601B Alton Parkway, Irvine, California, 92606 and entered into a 3-year lease with Del Mar Avionics for approximately 6,600 square feet at a monthly lease rate of $8,000. Thereafter, in March 2003, Mr. Bruce Del Mar was appointed as a member of our Board of Directors. Mr. Del Mar is the controlling shareholder of Del Mar Avionics. We also lease an adjacent outdoor test site from Del Mar Avionics for $1,200 per month. Mr. Del Mar resigned from our board of directors on September 1, 2003.

In March 2002, HiEnergy Microdevices entered into an employment agreement with Dr. Maglich, its Chairman and Chief Scientist. On July 16, 2002, the Company assumed the employment agreement pursuant to an Assignment and Assumption Agreement with HiEnergy Microdevices. The major terms of the agreement are as described under "Employment Contracts" under the major heading "Executive Compensation."

LOANS FROM EXECUTIVE OFFICERS AND DIRECTORS

During the fiscal years ended April 30, 2003 and 2002, the Company incurred the following material notes payable to current and former officers and directors that involved amounts in excess of $60,000:

            o HiEnergy Microdevices had unsecured notes totaling $59,083 payable to Dr. Maglich for past due employment compensation with interest payable at 6% per annum, maturing in December 2002. During the fiscal year ended April 30, 2003, the notes were paid in full.

            o HiEnergy Technologies had an unsecured note totaling $100,000 payable to Dr. Maglich as a signing bonus pursuant to his employment agreement. The amount is non-interest-bearing, $50,000 payable upon receipt of $1,000,000 or more from any source, and $50,000 payable upon revenue in excess of $500,000 or $1,000,000 of additional funds from any source. During the fiscal year ended April 30, 2003, HiEnergy Technologies paid $100,000 to Dr. Maglich.

            o During March and April, 2002, Rheal Cote, a former director of HiEnergy Technologies, made several non-interest-bearing loans to HiEnergy Microdevices totaling $150,000. During the fiscal year ended April 30, 2003, the notes were paid in full. In consideration for paying the notes late, in May 2002, we issued to Mr. Cote a warrant to purchase 150,000 shares of our common stock at an exercise price of $1.00 with a three-year term.

            o HiEnergy Microdevices had an unsecured note payable to a former officer for $150,000 payable upon demand as of April 30, 2002. The full amount was paid in January 2003.

CERTAIN BUSINESS RELATIONSHIPS

Except with respect to our lease with Del Mar Aviation and the reverse take-over transaction that occurred on April 25, 2002, no director or nominee for director is or has been during the fiscal year ended April 30, 2003, an executive officer or beneficial owner of more than 10% of any other entity that has engaged in a transaction with the Company in excess of 5% of either of the company's revenues or assets.

INDEBTEDNESS OF MANAGEMENT

There are no persons who are directors, executive officers of the Company, nominees for election as a director, immediate family members of the foregoing, corporations or organizations in which the foregoing are executive officers or partners, or 10% of the shares of which are directly or beneficially owned by the foregoing, trusts or estates in which the foregoing have a substantial beneficial interest or as to which the foregoing serve as a trustee or in a similar capacity that are indebted to the Company in an amount in excess of $60,000.

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

                                    Date:        December 22, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/  Bogdan C. Maglich                                      Date:       12/22/03
    --------------------------------------------                             -------------------
       Dr. Bogdan C. Maglich
       Chairman of the Board, CEO, President,
       Treasurer and Chief Scientific  Officer


By:         /s/  David R. Baker                                         Date:       12/22/03
    --------------------------------------------------------                  ------------------
       David R. Baker
       Director


By:         /s/  Harb S. Al Zuhair                                      Date:       12/22/03
    --------------------------------------------                              ------------------
       Harb S. Al Zuhair
       Director


By:         /s/  Robert H. Drysdale                                     Date:       12/22/03
    --------------------------------------------                              ------------------
       Robert Drysdale
       Director


By:         /s/  Whitney E. Stanbury                                    Date:       12/22/03
    --------------------------------                                          ------------------
       Whitney E. Stanbury
       Director

                                  EXHIBIT INDEX


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

10.39(8)            Letter Agreement dated November 18, 2002 between HiEnergy
                    Technologies, Inc. and HWH Enterprises, Inc.

10.40.1(9)          Client Fee Agreement between HiEnergy Technologies and Yocca
                    Patch & Yocca, LLP

10.40.2(9)          Form of Promissory Note between HiEnergy Technologies, Inc.
                    and Yocca Patch & Yocca, LLP

10.4.3(12)          Amendment of the Promissory Note issued to Yocca, Patch &
                    Yocca, LLP

10.41(9) Jenkins Capital Management LLC Private Placement Agreement dated April 22, 2003

10.42(9) Vertical Ventures Investments LLC Stock Purchase Agreement dated April 23, 2003

10.43(9)            Greenwich Growth Fund Limited Stock Purchase Agreement dated
                    April 28, 2003

10.44(9)            Consulting Agreement dated April 15, 2003, between HiEnergy
                    Technologies, Inc. and Charles Van Musscher

10.45(9)            Letter Agreement between HiEnergy Technologies, Inc. and
                    Roth Investor Relations

10.46(9)            Stock Option Agreement between Bogdan C. Maglich and
                    HiEnergy Technologies, Inc. dated February 11, 2003

10.47(10)           HiEnergy Technologies, Inc. 2003 Stock Option Plan*

10.48(10)           HiEnergy Technologies, Inc. Form of Stock Option Agreement*

10.49(10)           Yocca, Patch & Yocca Stock Purchase Agreement dated June 16,
                    2003

10.50(10)           Richard Melnick Stock Purchase Agreement dated June 18, 2003

10.51(10)           Jeffrey Herman Stock Purchase Agreement dated June 23, 2003

10.52(10)           Form of Stock Purchase Agreement dated August 5-29, 2003
                    between HiEnergy Technologies, Inc. and the purchasers of
                    common stock and warrants.

10.53(10)           Form of Warrant Certificate dated August 8-29, 2003 between
                    HiEnergy Technologies, Inc. and the purchasers of common
                    stock and warrants

10.53.1             Form of Amendment of Warrant dated December 15, 2003 between
                    HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.54(10)           International Distribution Agreement between the Registrant and Electronic Equipment Marketing Company (EEMCO) dated
                    July 28, 2003

10.55(10)           Form of Subscription Agreement between the Registrant and
                    each April 2002 Private Placement Common Stock investor

10.56(10)           Form of Amendment No. 1 to Subscription Agreement between
                    the Registrant and each April 2002 Private Placement Common
                    Stock investor

10.57(11)           Memorandum of Understanding between HiEnergy Technologies,
                    Inc. and Aeropuertos Espanoles y Navegacion Aerea, Edificio
                    La Piovera - Peonias dated October 6, 2003

10.58(12)           Form of Stock Purchase Agreement dated October 15 - December
                    2, 2003 between HiEnergy Technologies, Inc. and the
                    purchasers of common stock and warrants

10.59(12)           Form of Warrant Agreement dated October 28 - December 2,
                    2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.60(12)           Letter Agreement between SBI - USA LLC and HiEnergy
                    Technologies, Inc. dated August 1, 2003

14.1(9)             Code of Ethics for Senior Financial Officers of HiEnergy
                    Technologies, Inc.

16.1(9)             Letter of Manning Elliott

21.1(9)             List of Subsidiaries

23.1 Consent of Singer Lewak Greenbaum & Goldstein LLP, independent accountants

23.2                Consent of Yocca, Patch & Yocca, LLP (contained in Exhibit
                    5.1)

24.1 Power of Attorney (contained on the signature page to this registration statement)

* Indicates a management compensatory plan or arrangement.

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

(9) Filed on August 8, 2003 as an exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(10) Filed on September 3, 2003 as an exhibit to HiEnergy Technologies' post-effective amendment no. 1 to its registration statement on Form SB-2 (File No. 333-101055), and incorporated herein by reference.

(11) Filed on October 7, 2003 as an exhibit to HiEnergy Technologies' Form 8-K dated October 7, 2003.

(12) Filed on December 16, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2003, and incorporated herein by reference. (A)