Form 10QSB/A
period 2003-07-31
HIENERGY TECHNOLOGIES INC
filed 2004-01-05
CIK 1112424

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

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________

                  Commission file number:       0 - 32093
                                          --------------------


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


                                 (949) 757-0855
                           (Issuer's telephone number)


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the issuer had 31,279,853 shares of Common Stock, par value $0.001 per share, issued and outstanding.

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

           Consolidated  Statements  of  Shareholders'  Equity  (Defecit)  for the Period from August 21, 1995
           (Inception) to July 31, 2003 (unaudited)

           Consolidated Statements of Cash Flows for the three months ended July 31, 2003 and 2002 (unaudited)
           and for the Period from August 21, 1995 (Inception) to July 31, 2003 (unaudited)

           Notes to the Consolidated Financial Statements (unaudited)

Item 2     Management's Discussion and Analysis or Plan of Operation....................................30

Item 3     Controls and Procedures......................................................................46

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................46

Item 2     Changes in Securities........................................................................48

Item 5     Other Information............................................................................48

Item 6     Exhibits and Reports on Form 8-K.............................................................49

SIGNATURES .............................................................................................51

INSET FINANCIAL STATEMENTS

                                                                          HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                                                           CONSOLIDATED BALANCE SHEETS
                                                                          JULY 31, 2003 (UNAUDITED) AND APRIL 30, 2003
----------------------------------------------------------------------------------------------------------------------

                                           ASSETS
                                                                                       July 31,            April 30,
                                                                                         2003                 2003
                                                                                     ------------         ------------
CURRENT ASSETS                                                                       (unaudited)
       Cash and cash equivalents                                                     $     32,396         $     35,774
       Restricted cash                                                                         --               71,234
       Accounts receivable                                                                 34,583               34,583
       Subscription receivable                                                                 --              443,482
       Other current assets                                                               481,623              427,650
                                                                                     ------------         ------------

            Total current assets                                                          548,602            1,012,723

PROPERTY AND EQUIPMENT, net                                                               498,451              504,424
OTHER ASSETS                                                                              232,531              295,948
                                                                                     ------------         ------------

TOTAL ASSETS                                                                         $  1,279,584         $  1,813,095
                                                                                     ============         ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                              $    538,067         $    670,895
       Accrued expenses                                                                        --                1,600
       Accrued payroll and payroll taxes                                                   17,116               28,525
       Accrued interest                                                                    40,514               35,288
       Notes payable - related parties                                                     85,000               85,000
       Convertible notes payable - related parties                                        295,933               57,117
       Note payable                                                                         1,077                   --
                                                                                     ------------         ------------

            Total current liabilities                                                     977,707              878,425
                                                                                     ------------         ------------

MINORITY INTEREST IN SUBSIDIARY, 20,540 (UNAUDITED) AND
       20,540 SHARES ISSUED AND OUTSTANDING                                                18,923               18,923
                                                                                     ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Series A convertible, redeemable preferred stock 8% dividends, voting rights, liquidation preference $10,000 per share, 345 shares
            authorized 0 (unaudited) and 95.82, shares issued and outstanding                  --                    1
       Common stock, $0.001 par value
            100,000,000 shares authorized
            28,819,464 (unaudited) and 25,525,882 shares
            issued and outstanding                                                         28,819               25,525
       Additional paid-in capital                                                      10,972,210            9,837,436
       Committed common stock, 45,759 (unaudited) and
            76,937 committed                                                                7,164               34,404
       Deficit accumulated during the development stage                               (10,725,239)          (8,981,620)
                                                                                     ------------         ------------

                      Total shareholders' equity                                          282,954              915,746
                                                                                     ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  1,279,584         $  1,813,094
                                                                                     ============         ============

                                                  HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                 (DEVELOPMENT STAGE COMPANIES)
                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED), AND
                  FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003 (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                                    For the
                                                                                  Period from
                                                                                   August 21,
                                                                                     1995
                                           Three Months Ended July 31,          (Inception) to
                                        ---------------------------------           July 31,
                                           2003                  2002                 2003
                                        ------------         ------------         ------------
                                        (unaudited)           (unaudited)          (unaudited)
OPERATING EXPENSES
     General and administration         $  1,028,240         $    519,145         $  6,937,304
     Research and development                 98,322              166,595            2,056,001
                                        ------------         ------------         ------------
        Total operating expenses           1,126,562              685,740            8,993,305
                                        ------------         ------------         ------------

LOSS FROM OPERATIONS                      (1,126,562)            (685,740)          (8,993,305)
                                        ------------         ------------         ------------

OTHER INCOME (EXPENSE)
     Interest income                             364                2,158                8,250
     Interest expense                         (5,225)              (3,020)             (46,135)
     Financing expense                            --             (223,710)            (223,710)
     Other income                                 --                   --                  231
                                        ------------         ------------         ------------

Total other income
     (expense)                                (4,861)            (224,572)            (261,364)
                                        ------------         ------------         ------------

LOSS BEFORE PROVISION
     FOR INCOME TAXES                     (1,131,423)            (910,312)          (9,254,669)

PROVISION FOR INCOME
     TAXES                                       800                   --               13,383
                                        ------------         ------------         ------------

NET LOSS                                  (1,132,223)            (910,312)          (9,268,052)

BENEFICIAL CONVERSION
     FEATURE GRANTED ON
     PREFERRED STOCK                              --                   --             (767,431)

PREFERRED STOCK
     DIVIDENDS                              (611,396)                  --             (689,756)
                                        ------------         ------------         ------------

NET LOSS AVAILABLE TO
     COMMON
     SHAREHOLDERS                       $ (1,743,619)        $   (910,312)        $(10,725,239)
                                        ============         ============         ============

NET LOSS PER SHARE                      $      (0.04)        $      (0.04)

BENEFICIAL CONVERSION
     FEATURE GRANTED ON
     PREFERRED STOCK
     PER SHARE                                    --                   --

PREFERRED STOCK
     DIVIDENDS PER SHARE                       (0.02)                  --
                                        ------------         ------------

BASIC AND DILUTED LOSS
     AVAILABLE TO COMMON
     SHAREHOLDERS PER
     SHARE                              $      (0.06)        $      (0.04)
                                        ============         ============

BASIC AND DILUTED
     WEIGHTED-AVERAGE
     COMMON SHARES
     OUTSTANDING                          27,857,330           22,591,996
                                        ============         ============

                                                                HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                               (DEVELOPMENT STAGE COMPANIES)
                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003
------------------------------------------------------------------------------------------------------------

                                                                                   Series A Convertible,
                                                                      Price per  Redeemable Preferred Stock
                                                                       Equity    ---------------------------
                                                         Date           Unit         Shares     Amount
                                                         ----           ----         ------     ------
BALANCE, AUGUST 21, 1995 (INCEPTION)                                                   --       $  --
RECAPITALIZATION UPON REVERSE TAKEOVER
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (1)         $    0.01
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 1996                                                                --         --
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (2)         $    0.01
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 1997                                                                --         --

ISSUANCE OF COMMON STOCK FOR CASH                      03/23/98      $    0.05
ISSUANCE OF COMMON STOCK FOR CASH                      03/25/98      $    0.11
ISSUANCE OF COMMON STOCK FOR CASH                        (3)         $    0.14
ISSUANCE OF COMMON STOCK FOR CASH                      10/14/97      $    0.22
ISSUANCE OF COMMON STOCK FOR CASH                        (3)         $    0.28
ISSUANCE OF COMMON STOCK FOR CASH                      09/04/97      $    0.35
ISSUANCE OF COMMON STOCK FOR CASH                      12/17/97      $    0.49
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (3)         $    0.01
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 1998                                                                --         --

ISSUANCE OF COMMON STOCK FOR CASH                        (4)         $    0.28
ISSUANCE OF COMMON STOCK FOR CASH                      10/01/98      $    0.36
ISSUANCE OF COMMON STOCK FOR CASH                      01/15/99      $    0.38
ISSUANCE OF COMMON STOCK FOR CASH                      10/30/98      $    0.56
ISSUANCE OF COMMON STOCK FOR CASH                      03/17/99      $    0.57
ISSUANCE OF COMMON STOCK FOR CASH                      01/08/99      $    0.72
ISSUANCE OF COMMON STOCK FOR CASH                      12/02/98      $    0.75
ISSUANCE OF COMMON STOCK FOR CASH                      12/02/98      $    0.78
ISSUANCE OF COMMON STOCK FOR CASH                      11/24/98      $    0.89
ISSUANCE OF COMMON STOCK FOR CASH                      12/02/98      $    0.93
ISSUANCE OF COMMON STOCK FOR CASH                      01/15/99      $    1.41
ISSUANCE OF COMMON STOCK FOR CASH                      05/05/98      $    1.64
ISSUANCE OF COMMON STOCK FOR CASH                      12/02/98      $    2.80
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (4)         $    0.02
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 1999                                                                --         --

ISSUANCE OF COMMON STOCK FOR CASH                      06/28/99      $    0.02
ISSUANCE OF COMMON STOCK FOR CASH                      05/03/99      $    0.10
ISSUANCE OF COMMON STOCK FOR CASH                      07/14/99      $    0.28
ISSUANCE OF COMMON STOCK FOR CASH                      11/30/99      $    0.39
ISSUANCE OF COMMON STOCK FOR CASH                      07/12/99      $    0.52
ISSUANCE OF COMMON STOCK FOR CASH                        (5)         $    0.56
ISSUANCE OF COMMON STOCK FOR CASH                      04/03/00      $    0.72
ISSUANCE OF COMMON STOCK FOR CASH                      04/03/00      $    0.89
ISSUANCE OF COMMON STOCK FOR CASH                        (5)         $    0.46
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (5)         $    0.04
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 2000                                                                --         --

ISSUANCE OF COMMON STOCK FOR CASH                      09/28/00      $    0.24
ISSUANCE OF COMMON STOCK FOR CASH                        (6)         $    0.24
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (6)         $    0.10
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 2001                                                                --         --

ISSUANCE OF COMMON STOCK FOR CASH                        (7)         $    0.22
ISSUANCE OF COMMON STOCK FOR CASH                      03/13/02      $    0.24
ISSUANCE OF COMMON STOCK FOR CASH                        (7)         $    0.45
ISSUANCE OF COMMON STOCK FOR CASH                      07/31/01      $    1.12
ISSUANCE OF COMMON STOCK FOR CASH                        (7)         $    0.26
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           (7)         $    0.05
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                                04/30/02      $    1.00
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 2002                                                                --         --
ISSUANCE OF PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                     10/31/03                     97.93          1
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                      04/30/03      $    0.32
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                      04/30/03      $    0.33
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                      04/30/03      $    0.40
ISSUANCE OF COMMON STOCK
     IN PRIVATE PLACEMENT FOR CASH                     10/07/02      $    1.26
OFFERING COSTS
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                             01/27/03                     (2.11)
ISSUANCE OF COMMON STOCK
     IN CASHLESS EXERCISE OF
     WARRANTS                                          01/02/03
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED AS A BONUS                                (8)         $    1.35
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED FOR SERVICES
     RENDERED                                          04/21/03      $    0.65
DIVIDENDS ON PREFERRED STOCK                           10/31/02
BENEFICIAL CONVERSION FEATURE
     GRANTED IN CONNECTION WITH
     ISSUANCE OF PREFERRED
     STOCK                                             10/31/02
CONVERSION OF CONVERTIBLE
     NOTES PAYABLE - RELATED
     PARTIES INTO COMMON
     STOCK                                             07/18/02      $    1.00
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                              05/31/02      $    1.49
STOCK OPTIONS ISSUED FOR SERVICES RENDERED             07/12/02      $    1.52
STOCK OPTIONS ISSUED FOR SERVICES RENDERED             08/01/02      $    0.47
STOCK OPTIONS ISSUED AS COMPENSATION                   02/11/03      $    0.13
STOCK OPTIONS ISSUED AS COMPENSATION                   09/25/02      $    1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                    09/25/02      $    1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                    05/01/02      $    0.55
WARRANTS ISSUED FOR SERVICES RENDERED                  12/09/02      $    0.65
WARRANTS ISSUED FOR SERVICES RENDERED                  02/17/03      $    1.63
WARRANTS ISSUED FOR SERVICES RENDERED                  04/28/03      $    0.37
WARRANTS ISSUED FOR TERMINATION OF CONTRACT            12/09/02      $    1.56
AMORTIZATION OF DEFERRED COMPENSATION
REVERSAL OF DEFERRED COMPENSATION
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY
NET LOSS
                                                                                  -------       -----

BALANCE, APRIL 30, 2003                                                              95.82         1

ISSUANCE OF COMMON STOCK FOR CASH                      06/24/03      $    0.33
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES            06/24/03      $    0.33
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES            05/13/03      $    0.48
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                             05/16/03                    (95.82)        (1)
DIVIDENDS ON PREFERRED STOCK                           05/16/03
ISSUANCE OF COMMON STOCK AS PENALTY SHARES             05/16/03
ISSUANCE OF COMMITTED COMMON STOCK                     05/21/03
ISSUANCE OF COMMITTED COMMON STOCK                     06/19/03
ISSUANCE OF COMMON STOCK ON EXERCISE OF WARRANTS       05/27/03
WARRANTS ISSUED FOR SERVICES RENDERED                  05/16/03      $    0.40
WARRANTS ISSUED FOR SERVICES RENDERED                  05/01/03      $    0.32
STOCK OPTIONS ISSUED FOR SERVICES                      07/16/03      $    0.45
STOCK OPTIONS ISSUED FOR SERVICES                      05/16/03      $    0.38
NET LOSS

BALANCE AT JULY 31, 2003 (UNAUDITED)                                                   --       $ --
                                                                                  -------       -----

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

(5) Multiple transactions valued at the per share price in the year ended April 30, 2000

(6) Multiple transactions valued at the per share price in the year ended April 30, 2001

(7) Multiple transactions valued at the per share price in the year ended April 30, 2002

(8) Multiple transactions valued at the per share price in the year ended April 30, 2003

                                                                          HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                      FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003
----------------------------------------------------------------------------------------------------------------------

                                                                                                          Additional
                                                                               Common Stock                Paid-in
                                                         Date           Shares            Amount            Capital
                                                         ----           ------            ------            -------
BALANCE, AUGUST 21, 1995 (INCEPTION)                                          --      $         --       $         --
RECAPITALIZATION UPON REVERSE TAKEOVER                                 6,470,000             6,470             (6,456)
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (1)          734,771               735              7,495
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 1996                                                7,204,771             7,205              1,039
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (2)            3,219                 3                 33
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 1997                                                7,207,990             7,208              1,072

ISSUANCE OF COMMON STOCK FOR CASH                     03/23/98            45,603                46              2,206
ISSUANCE OF COMMON STOCK FOR CASH                     03/25/98             4,470                 4                496
ISSUANCE OF COMMON STOCK FOR CASH                           (3)          111,771               112             15,513
ISSUANCE OF COMMON STOCK FOR CASH                     10/14/97            89,417                89             19,911
ISSUANCE OF COMMON STOCK FOR CASH                           (3)          293,466               293             81,757
ISSUANCE OF COMMON STOCK FOR CASH                     09/04/97             8,942                 9              3,115
ISSUANCE OF COMMON STOCK FOR CASH                     12/17/97            42,920                43             20,957
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (3)        1,451,928             1,452             15,598
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 1998                                                9,256,507             9,257            160,625

ISSUANCE OF COMMON STOCK FOR CASH                           (4)          116,241               116             32,364
ISSUANCE OF COMMON STOCK FOR CASH                     10/01/98            13,815                14              4,986
ISSUANCE OF COMMON STOCK FOR CASH                     01/15/99             9,389                 9              3,591
ISSUANCE OF COMMON STOCK FOR CASH                     10/30/98            13,413                13              7,487
ISSUANCE OF COMMON STOCK FOR CASH                     03/17/99            17,883                18             10,182
ISSUANCE OF COMMON STOCK FOR CASH                     01/08/99            44,708                45             32,355
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98             3,353                 3              2,497
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98             8,942                 9              6,991
ISSUANCE OF COMMON STOCK FOR CASH                     11/24/98            11,177                11              9,989
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98             2,683                 3              2,497
ISSUANCE OF COMMON STOCK FOR CASH                     01/15/99             4,471                 4              6,296
ISSUANCE OF COMMON STOCK FOR CASH                     05/05/98            17,883                18             29,232
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98               894                 1              2,499
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (4)        2,167,620             2,168             47,591
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 1999                                               11,688,979            11,689            359,182

ISSUANCE OF COMMON STOCK FOR CASH                     06/28/99             4,471                 4                 96
ISSUANCE OF COMMON STOCK FOR CASH                     05/03/99            35,767                36              3,631
ISSUANCE OF COMMON STOCK FOR CASH                     07/14/99            44,708                45             12,455
ISSUANCE OF COMMON STOCK FOR CASH                     11/30/99            53,650                54             20,946
ISSUANCE OF COMMON STOCK FOR CASH                     07/12/99             2,861                 3              1,497
ISSUANCE OF COMMON STOCK FOR CASH                           (5)          232,484               232            129,768
ISSUANCE OF COMMON STOCK FOR CASH                     04/03/00             2,794                 3              1,997
ISSUANCE OF COMMON STOCK FOR CASH                     04/03/00             8,383                 8              7,492
ISSUANCE OF COMMON STOCK FOR CASH                           (5)          253,430               253            117,126
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (5)        1,914,570             1,915             83,322
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 2000                                               14,242,097            14,242            737,512

ISSUANCE OF COMMON STOCK FOR CASH                     09/28/00            21,214                21              4,979
ISSUANCE OF COMMON STOCK FOR CASH                           (6)          444,223               444            104,286
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (6)          371,035               371             36,097
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 2001                                               15,078,569            15,078            882,874

ISSUANCE OF COMMON STOCK FOR CASH                           (7)          517,723               518            115,282
ISSUANCE OF COMMON STOCK FOR CASH                     03/13/02            10,283                10              2,410
ISSUANCE OF COMMON STOCK FOR CASH                           (7)           44,708                45             19,955
ISSUANCE OF COMMON STOCK FOR CASH                     07/31/01             8,942                 9              9,991
ISSUANCE OF COMMON STOCK FOR CASH                           (7)          130,415               130             33,219
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              (7)        5,059,560             5,060            227,110
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                               04/30/02         1,225,000             1,225          1,223,775
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 2002                                               22,075,200            22,075          2,514,615
ISSUANCE OF PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                    10/31/03           800,399
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                     04/30/03           700,000               700            219,800
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                     04/30/03           700,000               700            228,300
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                     04/30/03            10,000                10              3,972
ISSUANCE OF COMMON STOCK
     IN PRIVATE PLACEMENT FOR CASH                    10/07/02         1,849,934             1,850          2,320,556
OFFERING COSTS                                                                                               (196,793)
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                            01/27/03            18,336                18                (18)
ISSUANCE OF COMMON STOCK
     IN CASHLESS EXERCISE OF
     WARRANTS                                         01/02/03            33,909                34                (34)
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED AS A BONUS                                   (8)           11,178                11             21,339
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED FOR SERVICES
     RENDERED                                         04/21/03            21,277                21             10,288
DIVIDENDS ON PREFERRED STOCK                          10/31/02            68,150                68             78,292
BENEFICIAL CONVERSION FEATURE
     GRANTED IN CONNECTION WITH
     ISSUANCE OF PREFERRED
     STOCK                                            10/31/02                                                767,431
CONVERSION OF CONVERTIBLE
     NOTES PAYABLE - RELATED
     PARTIES INTO COMMON
     STOCK                                            07/18/02            37,898                38             37,858
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                             05/31/02                                                223,710
STOCK OPTIONS ISSUED FOR SERVICES RENDERED            07/12/02                                                761,007
STOCK OPTIONS ISSUED FOR SERVICES RENDERED            08/01/02                                                187,163
STOCK OPTIONS ISSUED AS COMPENSATION                  02/11/03                                                 59,373
STOCK OPTIONS ISSUED AS COMPENSATION                  09/25/02                                              3,305,542
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                   09/25/02                                                 50,000
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                   05/01/02                                                 15,000
WARRANTS ISSUED FOR SERVICES RENDERED                 12/09/02                                                162,792
WARRANTS ISSUED FOR SERVICES RENDERED                 02/17/03                                                130,712
WARRANTS ISSUED FOR SERVICES RENDERED                 04/28/03                                                 18,284
WARRANTS ISSUED FOR TERMINATION OF CONTRACT           12/09/02                                                390,409
AMORTIZATION OF DEFERRED COMPENSATION
REVERSAL OF DEFERRED COMPENSATION                                                                          (2,272,561)
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE, APRIL 30, 2003                                               25,525,882            25,525          9,837,436

ISSUANCE OF COMMON STOCK FOR CASH                     06/24/03           600,000               600            199,400
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES           06/24/03           300,000               300             99,700
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES           05/13/03            45,000                45             21,555
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                            05/16/03         2,191,878             2,192             (2,192)
DIVIDENDS ON PREFERRED STOCK                          05/16/03                                                611,396
ISSUANCE OF COMMON STOCK AS PENALTY SHARES            05/16/03            91,526                92                (92)
ISSUANCE OF COMMITTED COMMON STOCK                    05/21/03            20,000                20              9,671
ISSUANCE OF COMMITTED COMMON STOCK                    06/19/03            11,178                11             17,538
ISSUANCE OF COMMON STOCK ON EXERCISE OF WARRANTS      05/27/03            34,000                34                306
WARRANTS ISSUED FOR SERVICES RENDERED                 05/16/03                                                 60,518
WARRANTS ISSUED FOR SERVICES RENDERED                 05/01/03                                                 15,864
STOCK OPTIONS ISSUED FOR SERVICES                     07/16/03                                                 89,760
STOCK OPTIONS ISSUED FOR SERVICES                     05/16/03                                                 11,348
NET LOSS
                                                                    ------------      ------------       -------------

BALANCE AT JULY 31, 2003 (UNAUDITED)                                  28,819,464      $     28,819       $ 10,972,209
                                                                    ============      ============       ============

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

(5) Multiple transactions valued at the per share price in the year ended April 30, 2000

(6) Multiple transactions valued at the per share price in the year ended April 30, 2001

(7) Multiple transactions valued at the per share price in the year ended April 30, 2002

(8) Multiple transactions valued at the per share price in the year ended April 30, 2003

                                                                                      HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                  FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                   Committed                           during the
                                                                    Common           Deferred         Development
                                                        Date         Stock         Compensation          Stage            Total
                                                        ----         -----         ------------          -----            -----

BALANCE, AUGUST 21, 1995 (INCEPTION)                              $         --     $        --       $         --     $         --
RECAPITALIZATION UPON REVERSE TAKEOVER                                                                                          14
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (1)                                                                  8,230
NET LOSS                                                                                                   (39,387)        (39,387)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 1996                                                     --              --             (39,387)        (31,143)
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (2)                                                                     36
NET LOSS                                                                                                  (110,004)       (110,004)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 1997                                                     --              --            (149,391)       (141,111)

ISSUANCE OF COMMON STOCK FOR CASH                     03/23/98                                                               2,252
ISSUANCE OF COMMON STOCK FOR CASH                     03/25/98                                                                 500
ISSUANCE OF COMMON STOCK FOR CASH                       (3)                                                                 15,625
ISSUANCE OF COMMON STOCK FOR CASH                     10/14/97                                                              20,000
ISSUANCE OF COMMON STOCK FOR CASH                       (3)                                                                 82,050
ISSUANCE OF COMMON STOCK FOR CASH                     09/04/97                                                               3,124
ISSUANCE OF COMMON STOCK FOR CASH                     12/17/97                                                              21,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (3)                                                                 17,050
NET LOSS                                                                                                  (293,019)       (293,019)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 1998                                                     --               --           (442,410)       (272,528)

ISSUANCE OF COMMON STOCK FOR CASH                       (4)                                                                 32,480
ISSUANCE OF COMMON STOCK FOR CASH                     10/01/98                                                               5,000
ISSUANCE OF COMMON STOCK FOR CASH                     01/15/99                                                               3,600
ISSUANCE OF COMMON STOCK FOR CASH                     10/30/98                                                               7,500
ISSUANCE OF COMMON STOCK FOR CASH                     03/17/99                                                              10,200
ISSUANCE OF COMMON STOCK FOR CASH                     01/08/99                                                              32,400
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98                                                               2,500
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98                                                               7,000
ISSUANCE OF COMMON STOCK FOR CASH                     11/24/98                                                              10,000
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98                                                               2,500
ISSUANCE OF COMMON STOCK FOR CASH                     01/15/99                                                               6,300
ISSUANCE OF COMMON STOCK FOR CASH                     05/05/98                                                              29,250
ISSUANCE OF COMMON STOCK FOR CASH                     12/02/98                                                               2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (4)                                                                 49,759
NET LOSS                                                                                                  (272,426)       (272,426)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 1999                                                     --               --           (714,836)       (343,965)

ISSUANCE OF COMMON STOCK FOR CASH                     06/28/99                                                                 100
ISSUANCE OF COMMON STOCK FOR CASH                     05/03/99                                                               3,667
ISSUANCE OF COMMON STOCK FOR CASH                     07/14/99                                                              12,500
ISSUANCE OF COMMON STOCK FOR CASH                     11/30/99                                                              21,000
ISSUANCE OF COMMON STOCK FOR CASH                     07/12/99                                                               1,500
ISSUANCE OF COMMON STOCK FOR CASH                       (5)                                                                130,000
ISSUANCE OF COMMON STOCK FOR CASH                     04/03/00                                                               2,000
ISSUANCE OF COMMON STOCK FOR CASH                     04/03/00                                                               7,500
ISSUANCE OF COMMON STOCK FOR CASH                       (5)                                                                117,379
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (5)                                                                 85,237
NET LOSS                                                                                                  (332,131)       (332,131)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 2000                                                     --               --         (1,046,967)       (295,213)

ISSUANCE OF COMMON STOCK FOR CASH                     09/28/00                                                               5,000
ISSUANCE OF COMMON STOCK FOR CASH                       (6)                                                                104,730
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (6)                                                                 36,468
NET LOSS                                                                                                  (288,067)       (288,067)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 2001                                                     --               --         (1,335,034)       (437,082)

ISSUANCE OF COMMON STOCK FOR CASH                       (7)                                                                115,800
ISSUANCE OF COMMON STOCK FOR CASH                     03/13/02                                                               2,420
ISSUANCE OF COMMON STOCK FOR CASH                       (7)                                                                 20,000
ISSUANCE OF COMMON STOCK FOR CASH                     07/31/01                                                              10,000
ISSUANCE OF COMMON STOCK FOR CASH                       (7)                                                                 33,349
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          (7)                                                                232,170
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                               04/30/02                                                           1,225,000
NET LOSS                                                                                                (1,389,530)     (1,389,530)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 2002                                                     --              --         (2,724,564)        (187,873)
ISSUANCE OF PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                    10/31/03                                                             800,400
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                     04/30/03                                                             220,500
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                     04/30/03                                                             229,000
ISSUANCE OF COMMON STOCK
     FOR SUBSCRIPTIONS RECEIVABLE                     04/30/03                                                               3,982
ISSUANCE OF COMMON STOCK
     IN PRIVATE PLACEMENT FOR CASH                    10/07/02                                                           2,322,406
OFFERING COSTS                                                                                                            (196,793)
ISSUANCE OF COMMON STOCK
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                            01/27/03                                                                  --
ISSUANCE OF COMMON STOCK
     IN CASHLESS EXERCISE OF
     WARRANTS                                         01/02/03                                                                  --
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED AS A BONUS                                (8)            17,549                                              38,899
ISSUANCE OF COMMON STOCK
     AND COMMON STOCK
     COMMITTED FOR SERVICES
     RENDERED                                         04/21/03           9,691                                              20,000
DIVIDENDS ON PREFERRED STOCK                          10/31/02                                             (78,360)             --
BENEFICIAL CONVERSION FEATURE
     GRANTED IN CONNECTION WITH
     ISSUANCE OF PREFERRED
     STOCK                                            10/31/02                                            (767,431)             --
CONVERSION OF CONVERTIBLE
     NOTES PAYABLE - RELATED
     PARTIES INTO COMMON
     STOCK                                            07/18/02                                                              37,896
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                             05/31/02                                                             223,710
STOCK OPTIONS ISSUED FOR SERVICES RENDERED            07/12/02                                                             761,007
STOCK OPTIONS ISSUED FOR SERVICES RENDERED            08/01/02                                                             187,163
STOCK OPTIONS ISSUED AS COMPENSATION                  02/11/03                                                              59,373
STOCK OPTIONS ISSUED AS COMPENSATION                  09/25/02                       (3,305,542)                --
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                   09/25/02                                                              50,000
STOCK OPTIONS ISSUED IN EXCHANGE FOR
     SETTLEMENT OF ACCOUNTS PAYABLE                   05/01/02                                                              15,000
WARRANTS ISSUED FOR SERVICES RENDERED                 12/09/02                                                             162,792
WARRANTS ISSUED FOR SERVICES RENDERED                 02/17/03                                                             130,712
WARRANTS ISSUED FOR SERVICES RENDERED                 04/28/03                                                              18,284
WARRANTS ISSUED FOR TERMINATION OF CONTRACT           12/09/02                                                             390,409
AMORTIZATION OF DEFERRED COMPENSATION                                                 1,032,981                          1,032,981
REVERSAL OF DEFERRED COMPENSATION                                                     2,272,561                                --
EXERCISE OF STOCK OPTIONS IN SUBSIDIARY                                  7,164                                               7,164
NET LOSS                                                                                                (5,411,265)     (5,411,265)
                                                                  ------------     ------------       ------------    ------------

BALANCE, APRIL 30, 2003                                                 34,404               --         (8,981,620)        915,747

ISSUANCE OF COMMON STOCK FOR CASH                     06/24/03                                                             200,000
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES           06/24/03                                                             100,000
ISSUANCE OF COMMON STOCK FOR LEGAL SERVICES           05/13/03                                                              21,600
ISSUANCE OF COMMON STOCK                                                                                                        --
     ON CASHLESS CONVERSION
     OF THE SERIES A PREFERRED
     STOCK                                            05/16/03                                                                  --
DIVIDENDS ON PREFERRED STOCK                          05/16/03                                             (611,396)            --
ISSUANCE OF COMMON STOCK AS PENALTY SHARES            05/16/03              --
ISSUANCE OF COMMITTED COMMON STOCK                    05/21/03          (9,691)                                                 --
ISSUANCE OF COMMITTED COMMON STOCK                    06/19/03         (17,549)                                                 --
ISSUANCE OF COMMON STOCK ON EXERCISE OF WARRANTS      05/27/03                                                                 340
WARRANTS ISSUED FOR SERVICES RENDERED                 05/16/03                                                              60,518
WARRANTS ISSUED FOR SERVICES RENDERED                 05/01/03                                                              15,864
STOCK OPTIONS ISSUED FOR SERVICES                     07/16/03                                                              89,760
STOCK OPTIONS ISSUED FOR SERVICES                     05/16/03                                                              11,348
NET LOSS                                                                                                 (1,132,223)    (1,132,223)
                                                                   ------------    ------------       ------------    ------------

BALANCE AT JULY 31, 2003 (UNAUDITED)                               $      7,164    $         --       $(10,725,239)   $    282,954
                                                                   ============    ============       ============    ============

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

(5) Multiple transactions valued at the per share price in the year ended April 30, 2000

(6) Multiple transactions valued at the per share price in the year ended April 30, 2001

(7) Multiple transactions valued at the per share price in the year ended April 30, 2002

(8) Multiple transactions valued at the per share price in the year ended April 30, 2003

                                                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (DEVELOPMENT STAGE COMPANIES) CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED), AND
                                   FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2003 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                                    For the
                                                                                                  Period from
                                                                                                    August 21,
                                                                  Three Months Ended                  1995
                                                                      July 31,                   (Inception) to
                                                             ------------------------------          July 31,
                                                                2003                2002              2003
                                                             -----------        -----------       -----------
                                                             (unaudited)        (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(1,132,223)      $  (910,312)      $(9,268,052)
     Adjustments to reconcile net loss to net cash
        used in operating activities
           Depreciation                                           30,281            14,112           129,706
           Issuance of common stock as
              compensation expense                                    --                --           428,950
           Compensation expense relating to issuance of
              common stock in exchange for services
              rendered to minority shareholders                       --                --            18,923
           Warrants issued for services rendered
              or to be rendered                                       --                --           311,788
           Warrants issued for termination of contract                --                --           390,409
           Issuance of common stock for services
              rendered                                           121,600                --           141,600
           Stock options issued for services
              rendered                                                --                --           351,762
           Issuance of common stock to an employee
              for a bonus                                             --                --            38,899
           Stock options issued as compensation                  101,108                --           160,481
           Warrants issued as compensation                        76,382                --            76,382
           Additional compensation to officer                         --                --            42,171
           Amortization of deferred compensation                      --            21,139         1,032,981
           Financing expense                                          --           223,710           223,710
           (Increase) decrease in
              Restricted cash                                     71,234                --                --
              Accounts receivable                                     --                --           (34,583)
              Subscription receivable                            443,482                --           443,482
              Other current assets                                72,861           (69,525)          251,619
              Other assets                                       (63,417)               --          (359,365)
           Increase (decrease) in
              Accounts payable                                   105,988           279,650           888,602
              Accrued expenses                                    (1,600)         (112,822)               16
              Accrued payroll and payroll taxes                  (10,332)               --            18,193
              Accrued interest                                     5,226             1,406            43,412
                                                             -----------       -----------       -----------

Net cash used in operating activities                           (179,410)         (552,642)       (4,668,914)
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                          (24,308)         (294,000)         (628,158)
                                                             -----------       -----------       -----------

Net cash used in investing activities                            (24,308)         (294,000)         (628,158)
                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable - related parties                    --                --           604,160
     Payments on notes payable - related parties                      --          (279,803)         (546,331)
     Proceeds from convertible notes payable - related                --
        parties                                                       --                --            55,400
     Payments on convertible notes payable - related                  --
        parties                                                       --           (19,280)          (25,000)
     Proceeds from issuance of common stock in
        private placement                                             --           500,000         3,547,406
     Proceeds from issuance of preferred stock                        --                --           979,301
     Offering costs on preferred stock                                --                --          (178,902)
     Proceeds from issuance of common stock                      200,000                --         1,082,723
     Offering costs on common stock                                   --                --          (196,793)
     Exercise of stock options in subsidiary                          --             7,164             7,164
     Exercise of warrants                                            340                --               340
                                                             -----------       -----------       -----------

Net cash provided by financing activities                        200,340           208,081         5,329,468
                                                             -----------       -----------       -----------

Net increase (decrease) in cash and cash
     equivalents                                                  (3,378)         (638,561)           32,396

CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD                                                       35,774         1,078,136                --
                                                             -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    32,396       $   439,575       $    32,396
                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID                                           $        --       $        --       $     2,888
                                                             ===========       ===========       -----------
     INCOME TAXES PAID                                       $     2,400       $        --       $    14,183
                                                             ===========       ===========       -----------


SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company issued 0; 0; and 37,898 shares, respectively, of common stock for the outstanding principal on convertible notes payable - related parties and accrued interest of $0; $0; and $37,896, respectively.

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

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company issued convertible notes payable-related parties to it's legal counsel for legal services that were in accounts payable for $238,816; $0; and $285,533, respectively.

During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company issued notes payable to an employee for accrued payroll and payroll taxes for $1,077; $0; and $1,077, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

      General

      HiEnergy Technologies, Inc. ("HiEnergy") was incorporated on March 22, 2000 under the laws of the state of Washington. In October 2002, HiEnergy reincorporated under the laws of the state of Delaware. HiEnergy Microdevices, Inc. ("Microdevices"), a subsidiary of HiEnergy, was incorporated on August 21, 1995 in the state of Delaware. In August 2003, HiEnergy Defense, Inc. ("Defense") was incorporated under the laws of the state of Delaware. HiEnergy owns approximately 92% of the outstanding common stock of Microdevices and 85% of the outstanding common stock of Defense.

      HiEnergy and its subsidiaries (collectively, the "Company") are development stage companies commercializing a proprietary technology for assembling sensor systems for numerous governmental and commercial applications and markets. The Company's technology has applications in detecting almost every chemical element and compound, such as plastic explosives, Anthrax and cocaine.

      As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. The interim financial data is unaudited; however, in the opinion of HiEnergy's management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for the three months ended July 31, 2003 are not necessarily indicative of those to be expected for the year ended April 30, 2004.

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

NOTE 2 - RECLASSIFICATIONS

      The Company reclassified $71,234 included in cash and cash equivalents to restricted cash as of April 30, 2003. There was no restricted cash at July 31, 2003. The Company also reclassified $232,531 included in short-term prepaid consulting fees which were included in other current assets as of July 31, 2003 to long-term other assets as of the same date to match the contract term to which the consulting fees apply.

      During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company reclassified
      $103,749, $0 and $574,252, respectively of grant income as an offset against research and development costs in accordance with section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements.

      The Company also made the appropriate reclassifications to the Statements of Cash Flows for the quarters ended July 31, 2003 and the period from August 21, 1995 (inception) to July 31, 2003 to reflect the items mentioned above. The Company also reclassified a convertible notes payable-related party of $238,816 and a note payable of $1,077 from the financing activities section of the statement of cash flows to the operating activities section as these were a noncash transaction.

      There were no reclassifications made to the quarter ended July 31, 2002 in the Consolidated Statements of Operations or Consolidated Statements of Cash Flows because there was no grant income during the period related to development contracts, and therefore there was no offset to research and development expense.

     Below is the reclassification effect as of and for the quarter ended July 31, 2003:

                                                      As Originally     Reclassification           As
                                                        Reported           Adjustment         Reclassified
                                                      -----------         -----------         -----------
BALANCE SHEET
Other current assets                                  $   714,154         $  (232,531)        $   481,623
Total current assets                                      781,133            (232,531)            548,602
Other assets                                                   --             232,531             232,531
Total assets                                            1,279,584                  --           1,279,584
Total current liabilities                                 977,707                  --             977,707
Total liabilities and shareholders' equity            $ 1,279,584         $        --         $ 1,279,584

STATEMENT OF OPERATIONS
Contract revenues                                     $   103,749         $  (103,749)        $        --
Research and development                                  202,071            (103,749)             98,322
Total operating expenses                                1,230,311            (103,749)          1,126,562
Loss from operations                                   (1,126,562)                 --          (1,126,562)
Net loss                                               (1,132,223)                 --          (1,132,223)
Net loss available to common shareholders             $(1,743,619)        $        --         $(1,743,619)
Loss per common  share:
        Basic and diluted loss per share              $      0.04         $        --         $      0.04
        Basic and diluted loss available to
          common shareholders per share               $      0.06         $        --         $      0.06

STATEMENT OF CASH FLOWS
Restricted cash                                       $        --         $    71,234         $    71,234
Other current assets                                        9,444              63,417              72,861
Other assets                                                   --             (63,417)            (63,417)
Accounts payable                                         (132,828)            238,816             105,988
Accrued payroll and payroll taxes                         (11,409)              1,077             (10,332)
Net cash used in operating activities                    (490,537)            311,127            (179,410)
Proceeds from convertible notes
       payable - related parties                          238,816            (238,816)                 --
Notes payable issued for services                           1,077              (1,077)                 --
Net cash provided by financing activities                 440,233            (239,893)            200,340
Net increase (decrease) in cash and
       cash and cash equivalents                          (74,612)             71,234              (3,378)
Cash and cash equivalents, beginning of period            107,008             (71,234)             35,774
Cash and cash equivalents, end of period              $   107,008         $   (71,234)        $    35,774

         Below is the reclassification effect for the period from August 21, 1995 (inception) to July 31, 2003:

                                                  As Originally       Reclassification          As
                                                    Reported            Adjustment          Reclassified
                                                  ------------         ------------         ------------
STATEMENT OF OPERATIONS
Contract revenues                                 $    574,252         $   (574,252)        $         --
Research and development                             2,630,253             (574,252)           2,056,001
Total operating expenses                             9,567,557             (574,252)           8,993,305
Loss from operations                                (8,993,305)                  --           (8,993,305)
Net loss                                            (9,268,052)                  --           (9,268,052)
Net loss available to common shareholders         $(10,725,239)        $         --         $(10,725,239)

STATEMENT OF CASH FLOWS
Other current assets                              $   (107,746)        $    359,365         $    251,619
Other assets                                                --             (359,365)            (359,365)
Accounts payable                                       603,069              285,533              888,602
Accrued payroll and payroll taxes                       17,116                1,077               18,193
Net cash used in operating activities               (4,955,524)             286,610           (4,668,914)
Proceeds from convertible notes
       payable - related parties                       345,933             (290,533)              55,400
Notes payable issued for services                        1,077               (1,077)                  --
Payments on convertible notes payable-
       related parties                                 (30,000)               5,000              (25,000)
Net cash provided by financing activities            5,616,078             (286,610)           5,329,468
Net increase (decrease) in cash and
       cash and cash equivalents                  $     32,396         $         --         $     32,396

      The Company has also amended the Statements of Shareholders' Equity (Deficit) for the period from August 21, 1995 (inception) to July 31, 2003 to disclose the date, price per equity unit and number of equity instruments for each issuance since inception. Transactions with same price per equity unit in the same fiscal year have been aggregated.

      The Company has also improved disclosures in a number of areas in the notes to the consolidated financial statements.

NOTE 3 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company incurred net losses available to common shareholders of $1,743,619; $910,312; and $10,725,239, respectively, and it had negative cash flows from operations of $179,410; $552,642; and $4,668,916, respectively. In addition, the Company had an accumulated deficit of $10,725,239 and was in the development stage as of July 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      In addition to the capital raised as of July 31, 2003 through the sales of equity, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of SFAS No. 123, to the stock-based employee compensation:

                                                                                           Quarter Ended July 31,
                                                                                         2003                  2002
                                                                                         ----                  ----
Net loss, as reported                                                               $  (1,132,223)        $    (910,312)
Add: Stock-based employee compensation expense included in reported net loss
determined under APB No. 25, net of related tax effects                                        --                    --
                                                                                    -------------         -------------

Deduct: Total stock-based employee compensation expense determined under
fair-value-based method for all awards, net of related tax effects                             --                    --
                                                                                    -------------         -------------
Pro forma net loss                                                                  $  (1,132,223)        $    (910,312)

Loss per share:
Basic and diluted - as reported                                                     $       (0.04)        $       (0.04)
Basic and diluted - pro forma                                                       $       (0.04)        $       (0.04)

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

      The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the three months ended July 31, 2003 and 2002:

                                                             July 31,
                                                    ----------------------------
                                                       2003              2002
                                                    ---------          ---------
Stock Options                                       5,190,864                 --
Warrants                                            1,761,686                 --
Microdevices minority shareholders                    459,222            459,222
Microdevices options and warrants                     368,725            636,954
                                                    ---------          ---------
                                                    7,780,527          1,096,176
                                                    ---------          ---------

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

NOTE 5 - OTHER CURRENT ASSETS

      Other current assets consisted of the following at:

                                                    July 31, 2003    April 30, 2003
                                                    -------------    --------------
Prepaid consulting                                    $284,519          $313,250
Prepaid insurance                                       89,104             6,400
Deposits on equipment                                  100,000           100,000
Other                                                    8,000             8,000
                                                      --------          --------

                   TOTAL                              $481,623          $427,650
                                                      ========          ========

NOTE 6 - PROPERTY AND EQUIPMENT

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

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

      Notes payable - related parties consisted of the following at:


                                                                    July 31, 2003  April 30, 2003
                                                                    -------------  --------------
Unsecured  note  payable  to  a  shareholder  of  the  Company, interest payable at 10.5% per annum, or 15% per annum if in default,  and due in November 1997. As of July 31, 2003 and
    April 30, 2003, the notes were in default                          $40,000        $40,000

Unsecured note payable to a shareholder of the
    Company, non-interest bearing, and payable
    on demand                                                           45,000         45,000
                                                                       -------        -------

                                                                        85,000         85,000
Less current portion                                                    85,000         85,000
                                                                       -------        -------

    LONG-TERM PORTION                                                  $    --        $    --
                                                                       =======        =======

NOTE 8 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

      Convertible notes payable - related parties consisted of the following at:

                                                                        July 31, 2003   April 30, 2003
                                                                        -------------   --------------
Unsecured  notes  payable  to a  shareholder  of  the  Company, interest  payable at 8% per  annum,  $5,000 due in July
        2001 and $5,400 due in July 2002. The notes payable are
        secured by the patent  applications for Europe,  Canada
        and  Japan.  The  holder of the notes  payable  has the
        option to  convert  the  principal  and  interest  into
        shares  of  common  stock  at the  market  price of the
        Company's  common stock at the  conversion  date. As of
        July 31, 2003 and April 30, 2003, the notes were in default         $ 10,400        $ 10,400

Unsecured  notes  payable  to  legal  counsel  of the  Company, interest  payable at 10% per annum and due in September
        2003.  The holder of the note has the option to convert
        the  principal and interest into shares of common stock
        of the  company  at the market  price of the  Company's
        common stock at the conversion date                                  285,533          46,717
                                                                            --------        --------

                                                                             295,933          57,117
Less current portion                                                         295,933          57,117
                                                                            --------        --------

        LONG-TERM PORTION                                                   $     --        $     --
                                                                            ========        ========


NOTE 9 - NOTE PAYABLE

            Notes payable consisted of the following at:

                                                       July 31, 2003  April 30, 2003
                                                       -------------  --------------
Unsecured note payable to an employee, interest at
        5% per annum, due in December 2003                $1,077        $   --
                                                          ------        ------

Less current portion                                       1,077            --
                                                           1,077            --
                                                          ------        ------

        LONG-TERM PORTION                                 $   --        $   --
                                                          ======        ======

NOTE 10 -RESEARCH AND DEVELOPMENT COSTS

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

      Since inception, the Company has been able to obtain various governmental grants and development contracts. During the three months ended July 31, 2003 and 2002, the Company worked on different phases of two separate development contracts with the Department of Defense. During the three months ended July 31, 2002 the Company worked on a different government development contract.

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

      Below is a summary of research and development costs for the following periods:

                                                                                   For the
                                                                                 Period from
                                                                                  August 21,
                                                                                    1995
                                            Three Months Ended July 31,        (Inception) to
                                          -------------------------------          July 31,
                                             2003                2002               2003
                                          -----------         -----------        -----------
Research and development costs            $   202,071         $   166,595        $ 2,630,253

Grant income earned                          (103,749)                 --           (574,252)
                                          -----------         -----------        -----------
Net research and development costs        $    98,322         $   166,595        $ 2,056,001
                                          -----------         -----------        -----------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

      o The Company paid a signing bonus of $100,000, during the year ended April 30, 2003.

      o The Company is obligated to pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

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

      o The Company is obligated to grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must receive a minimum of 10% of the total number of options granted by the Company for services in that year. As of April 30, 2003, the Company granted options to purchase 456,717 shares of common stock at an exercise price of $2.81 per share. In the fiscal year ended April 30, 2003, the Company recorded $59,373 in compensation expense because these stock options were issued with an exercise price below the market price of the Company's common stock on the date of grant.

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

      Employment Agreements

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

      In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company paid a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company's common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. During the year ended April 30, 2003, 11,178 shares of common stock were issued, and 11,178 shares of common stock were committed. . Each quarterly bonus of 5,589 shares of common stock was valued using the Company's stock price on the date the bonus was earned. The fair value of the quarterly bonuses totaled $38,899 and was included in general and administration expenses during the year ended April 30, 2003. In March 2003, the Vice President/Corporate Secretary resigned her positions. During the quarter ended July 31, 2003, 11,178 committed shares were issued.

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

      As of July 31, 2003, $274,807 has been expensed and is included in general and administration expenses on the accompanying statement of operations. During the quarter ended July 31, 2003, $63,417 was expensed. As of July 31, 2003, the remaining unamortized balance was $486,200. The short-term portion of the remaining unamortized balance is $284,519 and is included in other current assets and the long-term balance is $232,531 and is included in other assets.

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

      Lease Agreement

      In September 2002, the Company entered into a three-year operating lease agreement with one of its directors for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for the remaining term of the lease, expiring in October 2005. In July 2003, the Company entered into a five-month lease for a 2,400 square feet test site ending December 31, 2003 with a monthly lease rate of $1,200. The lease agreement is with the same Director as the office lease. Future minimum payments at July 31, 2003 under these lease agreements were as follows:


                             Year Ending
                               July 31,
                        ----------------------
                                2004                                   $  103,120
                                2005                                       99,840
                                2006                                        8,320
                                                                      -----------
                                TOTAL                                  $  211,280
                                                                      -----------

      Rent expense for the quarters ended July 31, 2003 and 2002 was $29,400 and $9,400, respectively

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

      In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

      o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and is obligated to pay an additional $25,000. As of July 31, 2003, the additional $25,000 was still unpaid and in accounts payable.

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

      SEC Investigation

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

      Warrant and Option Holders

      During the quarters ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) through July 31, 2003 Microdevices granted to non-employees stock options and warrants to purchase 0, 0 and 35,743 shares, respectively, of common stock. The Company determined using the Black-Scholes option pricing model that the fair value of the options and warrants issued to non-employees for services rendered was immaterial.

      During the quarters ended July 31, 2003, and 2002 and the period from August 21, 1995 (inception) through July 31,, 2003 Microdevices granted to employees stock options to purchase 0, 0 and 123,909 shares, respectively, of common stock. The Company accounted for these options in accordance with APB Opinion No. 25 and related interpretations. As such, no compensation expense was recorded at the date of grant as the market price of the underlying stock exceeded the exercise price.

      As of July 31, 2003 Microdevices has stock options and warrants to non-employees to purchase 16,496 shares of common stock, and no stock options outstanding to employees. If the stock option and warrant holders exercise their stock options and warrants, the Company may agree, to allow these stock option and warrant holders, to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of
      22.3524 per share, or a range of $0.22 to $0.32 per share, resulting in the issuance of 368,725 additional shares of common stock.

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

      In April and May 2002, in conjunction  with the reverse takeover (see Note
      1) of Microdevices and HiEnergy, stock options issued to employees to purchase 111,040 and 4,000 shares of Microdevices' common stock were exchanged by the Company for HiEnergy stock options at an exchange rate of
      22.3524 per share. Therefore, the Company issued options to purchase 2,482,011 and 89,410 shares of its common stock at an exercise price of $0.134 and $0.156 per share, respectively. In accordance with EITF Issue No. 00-23, "Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44" as the reverse takeover of HiEnergy and Microdevices was accounted for as a pooling of interest, no modification to the original accounting for these stock options was recorded.

NOTE 12 - SHAREHOLDERS' EQUITY

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

      In May 2003, all 17 of the remaining holders of the Series A surrendered and exchanged their shares for 2,191,878 shares of the Company's common stock valued at $0.45 per share. During the quarter ended July 31, 2003, the Company recorded a preferred stock dividend of $611,396 as a result of conversion of the preferred stock into common stock. The dividend is the result of the price difference between the stated conversion price per share of $1.15 and the actual conversion price per share of $0.45, in addition to the issuance of 62,562 penalty shares of common stock for late registration. In addition, the Company issued 91,526 shares of common stock to certain shareholders who invested in a private placement, dated October 29, 2002, to compensate them for the late registration of the common stock.

      Stock Incentive Plan

      In May 2003, the Board of Directors approved the establishment of the 2003 Stock Incentive Plan and reserved 2,000,000 shares of authorized and unissued shares of common stock for such plan. As of July 31, 2003, the Board of Directors also approved the issuance of options to purchase 690,000 shares of common stock to various directors, employees and non-employee consultants of the Company at various exercise prices. The plan and the grants are subject to approval by the Company's shareholders at annual meeting scheduled for November 7, 2003.

COMMON STOCK ISSUED FOR CASH AND SERVICES

                                 Three Months ended July 31, 2003    Three Months ended July 31, 2002
                                 --------------------------------    --------------------------------
                                  No. of Shares             $          No. of Shares          $
                                    ---------           ---------        ---------        ---------
Common stock issued for cash          600,000           $ 200,000        $      --        $      --

Common stock issued for
  services rendered                   345,000(1)          121,600               --               --

Common stock issued to
  convert preferred stock           2,191,878                  --               --               --

Common stock issued as
  penalty shares                       91,526                  --               --               --

 Common stock issued for
  committed stock                      31,178                  --               --               --

 Common stock issued for
  exercise of warrants                 34,000                 340               --               --

 Common stock issued to
  exchange convertible
  notes payable                            --                  --           37,898           37,896
                                    ---------           ---------        ---------        ---------

                                    3,293,582             321,940           37,898        $  37,896
                                    ---------           ---------        ---------        ---------

                                                Period from August 21, 1995 to
                                                        July 31, 2003
                                               ---------------------------------
                                               No. of Shares           Amount
                                               -------------         -----------
 Recapitalization upon reverse
   takeover                                       6,470,000          $        14
Common stock issued for cash                      4,484,556            1,536,209
Common stock issued in
   private placement                              3,074,934            3,350,613
Common stock issued for
   services rendered                             12,290,257              571,168
Common stock issued for
   dividends on Series A
   preferred stock                                   68,150               78,340
Common stock issued for
   a bonus to an employee                            11,178               21,350
Common stock issued to
   convert preferred stock                        2,191,878                   --
Common stock issued as
   penalty shares                                    91,526                   --
 Common stock issued for
   committed stock                                   31,178               34,404
 Common stock issued for
   exercise of warrants                              67,909                  340
 Common stock issued to
   exchange convertible
   notes payable                                     37,898               37,896
                                                -----------          -----------
                                                 28,819,464          $ 5,630,320
                                                -----------          -----------


(1) In May 2003, the Company issued 45,000 shares of common stock to its legal counsel as payment for $15,000 of legal services. In June 2003, the Company issued 300,000 shares of common stock to its legal counsel as payment for $100,000 of legal services.

COMMON STOCK WARRANTS AND OPTIONS ISSUED

                                       Three Months ended July 31, 2003         Three Months ended July 31, 2002
                                  ------------------------------------------    ------------------------------
                                                           Exercise Price                       Exercise Price
                                      Number                   Range              Number            Range
                                      ------                   -----              ------            -----
WARRANTS
Warrants issued as
 financing expense                          --                     --               150,000        $   1.50
Warrants issued for services
 rendered                              200,000(2)(3)         $0.45 to $0.50              --              --

STOCK OPTIONS
Employee stock options                 315,000                  $  0.75           2,842,221         $  0.13
Non-employee stock options
 issued to directors                   210,000                  $  0.75                 --
Non-employee stock options
 issued for services rendered          230,000(4)(5)        $ 0.50 to $ 0.75      1,000,000         $  1.00
                                   -----------                                  -----------
                                        955,00                                    3,992,221
                                   -----------                                  -----------


(2) In May 2003, the Company issued warrants to purchase 150,000 shares of common stock to a placement agent for placement services. The warrants vest immediately, have an exercise price of $0.45 per share, and expire in May 2005. The Company recorded $60,518 in the quarter ended July 31, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

            Value of warrants per share                                          $0.40
            Stock price on grant date                                            $0.45
            Exercise price                                                       $0.45
            Expected life                                                        2.0 years
            Risk-free rate of return                                             1.44 %
            Expected annual volatility                                           100%
            Annual rate of dividends                                             0%

(3) In May 2003, the Company issued warrants to purchase 50,000 shares of common stock to a placement agent for placement services. The warrants vest immediately, have an exercise price of $0.50 per share, and expire in May 2008. The Company recorded $15,864 in the quarter ended July 31, 2003 as compensation expense. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

            Value of warrants per share                                          $0.32
            Stock price on grant date                                            $0.36
            Exercise price                                                       $0.50
            Expected life                                                        2.0 years
            Risk-free rate of return                                             1.59 %
            Expected annual volatility                                           100%
            Annual rate of dividends                                             0%

(4) In July 2003, the Company issued stock options to purchase 200,000 shares of common stock to two consultants for business development services. The stock options vest over 18 months, have an exercise price of $0.50 per share, and expire in July 2009. The Company recorded $89,761 in the quarter ended July 31, 2003 as compensation expense. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

            Value of option per share                                            $0.45
            Stock price on grant date                                            $0.50
            Exercise price                                                       $0.50
            Expected life                                                        2.0 years
            Risk-free rate of return                                             1.45 %
            Expected annual volatility                                           100%
            Annual rate of dividends                                             0%

(5) In May 2003, the Company issued stock options to purchase 30,000 shares of common stock to a consultants for business development services. The stock options vest over 18 months, have an exercise price of $0.75 per share, and expire in May 2009. The Company recorded $11,348 in the quarter ended July 31, 2003 as compensation expense. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

            Value of options per share                                           $0.38
            Stock price on grant date                                            $0.45
            Exercise price                                                       $0.75
            Expected life                                                        2.0 years
            Risk-free rate of return                                             1.44 %
            Expected annual volatility                                           100%
            Annual rate of dividends                                             0%

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

             Value of warrants per share                                      $1.49
             Stock price on grant date                                        $2.09
             Exercise price                                                   $1.50
             Expected life                                                    2.0 years
             Risk-free rate of return                                         3.72 %
             Expected annual volatility                                       105%
             Annual rate of dividends                                         0%

NOTE 14 - RELATED PARTY TRANSACTIONS

      During the three months ended July 31, 2003 and 2002 and the period from August 21, 1995 (inception) to July 31, 2003, the Company purchased $0, $0, and $4,767, respectively, of property and equipment from a Board member.

      See Notes 7, 8, 11, 12, 13 and 15 for additional related party transactions.

NOTE 15 - SUBSEQUENT EVENTS

      In July 2003, the Company signed an Exclusive International Distribution Agreement for its beta-model CarBomb FinderTM with the Electronic Equipment Marketing Company (EEMCO) based in Riyadh and London. The agreement covers the following entities and countries: Kingdom of Saudi Arabia Land Forces, Signal Corps, RSAF, Ministry of Interior and Navy; the Middle-East countries of Saudi Arabia, Kuwait, Qatar, Bahrain, Oman, UAE, Iraq, Yemen, Syria, Jordan, and Lebanon; and the North African countries of Sudan, Libya, Egypt, Morocco, Tunis, Algeria, and Mauritania. Mr. Harb
      S. Al Zuhair, who is one of HiEnergy's Directors, serves as the Chairman of the Board of EEMCO.

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

BASIS OF PRESENTATION

For accounting purposes, the voluntary share exchange transaction between SLW and HiEnergy Microdevices has been treated as a recapitalization of SLW, with HiEnergy Microdevices as the accounting acquirer (reverse takeover), and has been accounted for in a manner similar to a pooling of interests.

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

Furthermore, if the Company adopted the recognition provisions of SFAS No. 123 for stock-based employee compensation then the amount of compensation expense recognized in the statement of operations could also be materially different

Research and Development Costs

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

OPERATING RESULTS

For the three months ended July 31, 2003, we incurred a net loss of $1,132,000, as compared to a net loss of $910,000 for the same period in 2002. For the three months ended July 31, 2003, we had negative cash flows from operations of $179,000 as compared to negative cash flows from operations of $553,000 for the same period in 2002. In addition, we had an accumulated deficit of $10,725,000 and were in the development stage as of July 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

THREE MONTHS ENDED JULY 31, 2003 COMPARED TO THREE MONTHS ENDED JULY 31, 2002

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

Our general and administration expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, professional services such as legal, accounting, investor and public relations.

Our general and administration expenses were $1,028,000 for the quarter ended July 31, 2003 versus $519,000 for the same period in 2002 or an increase of $509,000. A comparison of the major components of the increase in general and administration expenses follows:

                                                  Three Months Ended
                                           July 31, 2003     July 31, 2002       Increase
                                           -------------     -------------       --------
Warrant and stock option compensation          288,000           21,000          267,000
Legal fees                                     248,000          202,000           46,000
Accounting fees                                 55,000           35,000           20,000
Public relations                                45,000           25,000           20,000
Investor relations                              43,000           42,000            1,000
Consultants                                    100,000           46,000           54,000
Facilities                                      25,000            5,000           20,000
Directors liability insurance                   30,000           13,000           17,000
Salaries and benefits                           65,000           42,000           23,000
All other                                      129,000           88,000           41,000
                                             ---------        ---------        ---------
                                Total        1,028,000          519,000          509,000
                                             ---------        ---------        ---------

Warrant and stock option compensation expense relates to warrant or stock option grants to non-employee consultants of the Company. Non-employee consultants that received warrants or stock options for services include business development, investor relations and capital placement services. The compensation expense recorded for various option and warrant grants are amortized over the life of the agreements to which they pertain. During the quarter ended July 31, 2003, the Company expensed $110,000 relating to prior year options grants and $178,000 for options and warrant grants during the current quarter. The services received were for business development and capital placement.

Legal and accounting fess increased due to increased SEC filing activity in the current fiscal quarter compared to the previous fiscal quarter.

Public and investor relations increased because a new public relations firm was hired and a new public relations initiative was launched during the quarter ended July 31, 2003.

As detailed in Note -11 Commitment and Contingencies, the Company entered into a three-year business development consulting agreement in July 2002. The monthly cost is $20,000 per month plus expenses. For the quarter ended July 31, 2003, the expenses under the agreement were $60,000 compared to $20,000 for the fiscal year 2002 quarter.

The Company moved into new office space in November 2002. Under the terms of the three-year lease agreement, the Company pays $8,000 per month in rent. The Company's prior facilities contained substantially less square footage and the cost was $1,200 per month.

The Company maintains $2,000,000 of Directors and Officers liability insurance. The current policy which began on May 30,, 2003 was obtained at a much higher rate that the policy that expired in May 2003.

The Company's salaries and benefits were higher in the current fiscal quarter because scheduled salary and benefit increases contained in the employment agreement with the Company's Chairman and CEO. There were also salary increases included for other general and administration employees.

RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits, facilities, consulting services and travel, offset by grant income earned.

Our research and development expenses were $98,000 for the quarter ended July 31, 2003 versus $167,000 for the same period in 2002 or a decrease of $69,000. A comparison of the major components of the increase in research and development expenses follows:

                                                 Three Months Ended            Increase/
                                          July 31, 2003     July 31, 2002     (Decrease)
                                          -------------     -------------     ----------
Salaries and benefits                         135,000           51,000          84,000
Travel                                          1,000           22,000         (21,000)
Consultants                                    18,000           31,000         (13,000)
Depreciation                                   29,000           14,000          15,000
Other                                          19,000           49,000         (30,000)
Grant income earned                          (104,000)              --        (104,000)
                                             --------         --------       ---------
                                Total          98,000          167,000         (69,000)
                                             --------         --------       ---------


Salaries and benefits increased in the current fiscal quarter compared to the same quarter in the prior fiscal year because the Company added additional scientific personnel to advance to development of it's detection systems. The use of consultants decreased during the same period because the work formerly done by consultants was done by company personnel.

During the first quarter in fiscal 2002, the Company demonstrated it's detection system to the Department of Defense on the east coast in the US. The Company incurred much higher travel expenses during the prior year quarter in order to ship equipment and personnel to the site for the demonstration.

The Company added $482,000 of equipment during the year ended April 30, 2003. Most of the equipment purchased was for research and development purposes. Depreciation expenses increased in the current fiscal quarter compared to the same quarter in the prior year due to the increased purchases of research and development equipment.

In August 2002, our project to develop the SuperSenzor was competitively selected by the Department of Defense Small Business Innovation Research (SBIR) program to receive up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. On January 15, 2003, we executed the contract with the Department of Defense. We have commenced work under year one of the contract valued at $415,000. The second year of the contract, valued at approximately $364,000 is under a option that can be exercised by the Department of Defense at the end of the first year. Prior to August 2002, we completed Phase I of the SBIR contract for $70,000 for testing out MiniSenzor technology for landmine detection.

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. We accompany those written reports with an invoice for one-twelfth of the first-year contract amount or $34,583. When the written report is accepted by the Department of Defense, we receive payment in about 30 to 45 days after invoice.

We had grant income of $104,000 during the three months ended July 31, 2003 and no grant income during the same period in 2002. Our only grant income have been derived from grants from the Department of Defense for development and testing of our remote detection technology. We have not commenced selling our products. Until we complete development of one of our detector systems, our grant income will most likely be limited to government grants. We expect to complete development and begin production of Beta-models of some of our products in the current fiscal year, which ends on April 30, 2004.

DEPRECIATION

Accumulated depreciation for property and equipment at July 31, 2003 was $130,000. Depreciation expense for the three months ended July 31, 2003 and 2002 was $30,000 and $14,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

OTHER INCOME AND EXPENSE

Interest expense for the current fiscal quarter was $5,000 compared to $3,000 in the same period in the prior year. Interest expense increased in the current fiscal quarter because the convertible notes payable with the Company's legal counsel with an interest rate of 10% was outstanding. No comparable debt interest bearing was outstanding during same period of the prior year.

Interest income during the current fiscal quarter was $364 compared to $2,000 in the same period in the prior year. During the current quarter the Company had an average balance of $175,000 in it's cash investment account cash compared to $725,000 in the same period of the previous year.

FINANCING EXPENSE

In the quarter ended July 31, 2002, the Company recorded a charge of $223,710 as financing expense because it issued 150,000 warrants exercisable for three years at $1.00 as compensation to a former officer and director for late payment of a $150,000 note payable. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, we had unrestricted cash and cash equivalents of $32,000. We used $180,000 for operating activities and approximately $24,000 to acquire equipment in the quarter ended July 31, 2003. Of our $1,132,000 net loss, we recorded approximately $288,000 in non-cash expenses related to the issuance of common stock and stock based securities as compensation for services. During the quarter ended July 31, 2003, we raised approximately $200,000 from sales of common stock. As of July 31, 2003, we had current liabilities of approximately $978,000 which exceeded our cash on hand. The Company has to continue to sell equity in order to pay for on-going operations and pay its present liabilities.

In the period since July 31, 2003, we have raised $1,470,000, net of commissions, through the sale of our common stock.

As of July 31, 2003 the Company was in default of a note payable totaling $40,000 with a shareholder and related party. The note payable have been in default since November 1997. Also, the Company was in default of a convertible notes payable as of July 31, 2003 of $10,400 with a former director and related party. The convertible note payable was paid in full in August 2003.

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

As of October 31, 2003, we issued unsecured convertible promissory notes at 10% interest totaling $450,000 to our legal counsel for legal services provided to the Company. The legal fees were expensed as a general and administration expense in the periods incurred. The amount of the notes totaled $47,000, $286,000 and $450,000 at April 30, 2003, July 31, 2003 and October 31, 2003,
respectively. The notes are due on January 15, 2004 unless converted into common stock. Also in June 2003, the Company issued 300,000 shares of common stock to its legal counsel to pay $100,000 worth of legal fees. The numbers of shares of common stock and the price per share issued to our legal counsel was negotiated by the parties in order to offset $100,000 of legal services.

In August 2003, the Company announced the incorporation of HiEnergy Defense, Inc. an 85% owned subsidiary that will focus on developing and marketing defense applications of the Company's SuperSenzor technology. HiEnergy Defense, Inc. will operate in the Washington D.C. We expect to fund approximately $300,000 in operating expenses during the fiscal year 2004.

Below is a summary of our agreements showing the monthly and annual minimum cost:


                                                                         Minimum            Minimum
                                    Beginning          Ending            Monthly             Annual
      Commitments                     Date              Date               Cost               Cost              Status
-----------------------------------------------------------------------------------------------------------------------------------
Employment agreement
  with Chairman and CEO           January 2002       December 2006       $ 18,800           $ 225,600    In effect
Building lease agreement          September 2002     September 2005      $  8,000           $  96,000    In effect
Test site lease agreement         July2003           December 2003       $  1,200           $   7,200    In effect
Business development services     July 2002          October 2003        $ 20,000           $ 240,000    Terminated in October 2003
Public relations services         November 2002      February 2003       $ 12,500           $ 150,000    Currently month to month
Investor relations services       April 2003         December 2003       $  6,500           $  78,000    Terminated in December 2003

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

We have incurred net losses since our inception. For the six months ended October 31, 2003, we reported a net loss available to common shareholders of approximately $3,368,429, as compared to a net loss available to common shareholders of approximately $2,759,016 for the six months ended October 31, 2002. Our accumulated deficit through October 31, 2003 was approximately $12,350,049. We have financed operations to date through a combination of government funding and equity financing. As of October 31, 2003, we had received an aggregate of approximately $678,001 in government grant funding as from the U.S. Department of Defense, U.S. Energy Department and U.S. Customs Service. We expect that our losses will continue in fiscal year 2004 and further into the future. We cannot assure you that we will attain profitable operations in the future. In the past, the cash available from financial sources has funded operations with aggregate losses of $12,350,049 and has left a small deficit at October 31, 2003 of $124,499. It appears that our financial requirements until we can become breakeven are at least $15,000,000. One of the reasons for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times.

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

      2. The independent investigators have not identified any evidence of wrongdoing following the April 2002 reverse takeover by HiEnergy of HiEnergy Microdevices

      3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the reverse takeover.

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

      o In May 2003, we issued 2,191,878 shares of common stock, which includes 62,562 shares of common stock issued as penalty shares for late registration of common stock, to holders of Series A convertible, redeemable preferred stock who surrendered and exchanged their shares of Series A for common stock of the Company. We believe the issuance of securities was exempt under Section 3(a)(9) of the Securities Act.

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

ITEM 5. OTHER INFORMATION

In September 2003, Mr. Bruce Del Mar resigned from the Board of Directors of the Company .

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)         EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
--------------------------------------------------------------------------------

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



                                       HIENERGY TECHNOLOGIES, INC.


Date:    January 2, 2004                By: /s/ B. C. Maglich
      -----------------------              ---------------------------------
                                           Name:  Bogdan C. Maglich
                                           Title: Chief Executive Officer and
                                                  President

EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
3.3(10)        Certificate of Elimination of Series A Convertible Preferred Stock

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

10.49(10)      Yocca, Patch & Yocca, LLP Stock Purchase Agreement dated June 16, 2003

10.50(10)      Richard Melnick Stock Purchase Agreement dated June 18, 2003

10.51(10)      Jeffrey Herman Stock Purchase Agreement dated June 23, 2003

10.52(10)      Form of Stock Purchase  Agreement  dated August 2003 between  HiEnergy  Technologies,  Inc. and purchase of common stock and warrants

                      The  following  purchasers  have  executed  this  form  of agreement:

             Purchasers                                        Agreement      # Shares              Total Purchase Price
                                                                    Date
             Nicholas Yocca                                     8/5/2003        66,667                        $30,000
             Mark Yocca                                         8/5/2003        66,667                        $30,000
             Paul Kim                                           8/5/2003        44,444                        $20,000
             Central Answering Service, Inc.                    8/5/2003        44,444                        $20,000
             BullBear Capital Partners LLC                      8/8/2003       400,000                       $208,000
             BullBear Capital Partners LLC                     8/25/2003       200,000                       $138,000
             Richard Melnick                                   8/25/2003        72,464                     $50,000.16
             Platinum Partners Value Arbitrage Fund LP         8/28/2003       333,333                       $250,000
             Platinum Partners Value Arbitrage Fund LP         8/29/2003       333,333                       $250,000
             Richard Melnick                                   8/28/2003       144,928                       $100,000
             Nicholas J. Yocca                                 8/28/2003        43,478                        $30,000
             Danny M. Beadle                                   8/28/2003        14,493                        $10,000
             Patrick Bevilacqua                                8/28/2003        28,986                        $20,000
             SBI-USA LLC                                       9/17/2003        76,923                       $100,000

10.53(10)      Form of Warrant  Certificate  dated August 2003  between  HiEnergy  Technologies,  Inc. and the purchasers of common stock and warrants

                      The following warrants have been issued in this form:

              Holder                                              Issue Date       # Shares   Price        Termination
              BullBear Capital Partners LLC                         8/8/2003        100,000    $0.65       3 1/2 years
              Nicholas Yocca                                       8/14/2003         16,667    $0.60       3 1/2 years
              Mark Yocca                                           8/14/2003         16,667    $0.60       3 1/2 years
              Paul Kim                                             8/14/2003         11,111    $0.60       3 1/2 years
              Central Answering Service, Inc.                      8/14/2003         11,111    $0.60       3 1/2 years
              BullBear Capital Partners LLC                        8/25/2003         50,000    $0.69       3 1/2 years
              Richard Melnick                                      8/25/2003         18,116    $0.69       3 1/2 years
              Platinum Partners Value Arbitrage Fund LP            8/28/2003        110,000    $0.75       3 1/2 years
              Platinum Partners Value Arbitrage Fund LP            8/29/2003        110,000    $0.75       3 1/2 years
              Richard Melnick                                      8/28/2003         47,826    $0.75       3 1/2 years
              Nicholas J. Yocca                                    8/28/2003         14,348    $0.75       3 1/2 years
              Danny M. Beadle                                      8/28/2003          4,783    $0.75       3 1/2 years
              Patrick Bevilacqua                                   8/28/2003          9,565    $0.75       3 1/2 years
              SBI-USA LLC                                          9/17/2003         25,641    $1.30       3 1/2 years

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

(10) Filed on September 19, 2003 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-108934) and incorporated herein by reference.