Form 10QSB
period 2004-01-31
HIENERGY TECHNOLOGIES INC
filed 2004-03-17
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                 For the quarterly period ended January 31, 2004

  / / TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE

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

                  1601B Alton Parkway, Irvine, California 92606
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 757-0855
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 12, 2004, the issuer had 32,154,466 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE PERIOD ENDED JANUARY 31, 2004

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements
         Consolidated Balance Sheets as of April 30, 2003 and January 31, 2004 (unaudited)                   1

         Consolidated Statements of Operations for the three and nine months ended January 31, 2004
         and 2003 (unaudited) and for the Period from August 21, 1995 (Inception) to January 31, 2004      2-3
         (unaudited)

         Consolidated Statements of Shareholders' Equity (deficit) for the Period from August 21,
         1995 (Inception) to January 31, 2004 (unaudited)                                                  4-8

         Consolidated Statements of Cash Flows for the nine months ended January 31, 2004 and 2003
         (unaudited) and for the Period from August 21, 1995 (Inception) to January 31, 2004
         (unaudited)                                                                                      9-11

         Notes to the Consolidated Financial Statements (unaudited)                                         12

Item 2   Management's Discussion and Analysis or Plan of Operation                                          32

Item 3   Controls and Procedures                                                                            48

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                                  48

Item 2   Changes in Securities                                                                              50

Item 3   Default Upon Senior Securities                                                                     51

Item 4   Submission of Matters to a Vote to Security Holders                                                51

Item 5   Other Information                                                                                  51

Item 6   Exhibits and Reports on Form 8-K                                                                   52

SIGNATURES                                                                                                  54

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                 January 31, 2004 (unaudited) and April 30, 2003
================================================================================

                             ASSETS
                                                                      January 31,       April 30,
                                                                         2004              2003
                                                                     ------------      ------------
Current assets                                                       (unaudited)
   Cash and cash equivalents                                         $    207,564      $     35,774
   Restricted cash                                                             --            71,234
   Subscription receivable                                                 50,000           443,482
   Accounts receivable                                                     34,583            34,583
   Other current assets                                                   200,373           427,650
                                                                     ------------      ------------
      Total current assets                                                492,520         1,012,723

PROPERTY AND EQUIPMENT, NET                                               583,176           504,424
OTHER ASSETS                                                                   --           295,948
                                                                     ------------      ------------

TOTAL ASSETS                                                         $  1,075,696      $  1,813,095
                                                                     ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                  $    536,527      $    670,895
   Accrued expenses                                                        56,413             1,600
   Accrued payroll and payroll taxes                                       50,038            28,525
   Accrued interest                                                        57,357            35,288
   Notes payable - related parties                                        141,094            85,000
   Convertible notes payable - related parties                            585,388            57,117
   Notes payable                                                            2,028                --
                                                                     ------------      ------------
      Total current liabilities                                         1,428,845           878,425

LONG-TERM DEBT
   Convertible notes payable - related parties, less unamortized
      debt discount of $306,795(unaudited) and $0                          78,205                --

   Notes payable                                                            2,450                --
                                                                     ------------      ------------

      Total liabilities                                                 1,509,500           878,425
                                                                     ------------      ------------
MINORITY INTEREST IN SUBSIDIARY, 20,540 SHARES ISSUED
   AND OUTSTANDING                                                         18,923            18,923
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Series A convertible, preferred stock
      8% dividends, voting rights, liquidation preference
      $10,000 per share, 345 shares authorized
      0 (unaudited) and 95.82 shares issued and outstanding                    --                 1
   Common stock, $0.001 par value
      100,000,000 shares authorized
      31,557,419 (unaudited) and 25,525,882 shares
      issued and outstanding                                               31,557            25,525
   Additional paid-in capital                                          13,291,768         9,837,437
   Committed common stock, 63,500 (unaudited) and
      76,937 shares                                                        59,395            34,404
   Deficit accumulated during the development stage                   (13,835,447)       (8,981,620)
                                                                     ------------      ------------
      Total shareholders' equity (deficit)                               (452,727)          915,747
                                                                     ------------      ------------
Total liabilities and shareholders' equity (deficit)                 $  1,075,696      $  1,813,095
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                                           HIENERGY TECHNOLOGIES, INC.
                                                                                                      AND SUBSIDIARIES
                                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Three and Nine Months Ended January 31, 2004 and 2003 (unaudited), and for the Period from August 21, 1995 (Inception) to January 31, 2004 (unaudited)
======================================================================================================================
                                                                                                           For the
                                                                                                         Period from
                                                                                                         August 21,
                                             Three Months Ended               Nine Months Ended             1995
                                           --------------------------    ---------------------------   (Inception) to
                                           January 31,    January 31,    January 31,     January 31,     January 31,
                                               2004           2003           2004           2003            2004
                                           -----------    -----------    -----------     -----------     -----------
                                           (unaudited)    (unaudited)    (unaudited)     (unaudited)      (unaudited)
Operating expenses
    General and administration               1,186,415      2,342,991      3,593,528       3,729,272       9,502,592
    Research and development                   209,529        253,737        546,606         554,924       2,504,285
                                          ------------   ------------   ------------    ------------    ------------

Total operating expenses                     1,395,944      2,596,728      4,140,134       4,284,196      12,006,877

Loss from operations                        (1,395,944)    (2,596,728)    (4,140,134)     (4,284,196)    (12,006,877)
                                          ------------   ------------   ------------    ------------    ------------

Other income (expense)
    Interest income                                108          3,230            991           6,588           8,877
    Interest expense                           (13,388)        (3,135)       (26,314)         (8,540)        (67,224)
    Financing expense                          (76,174)            --        (76,174)       (223,710)       (299,884)
    Other income                                    --            231             --             231             231
                                          ------------   ------------   ------------    ------------    ------------
Total other income
    (expense)                                  (89,454)           326       (101,497)       (225,431)       (358,000)
                                          ------------   ------------   ------------    ------------    ------------
Loss before provision
    for income taxes                        (1,485,398)    (2,596,402)    (4,241,631)     (4,509,627)    (12,364,877)
Provision for income
    taxes                                           --            800            800             800          13,383
                                          ------------   ------------   ------------    ------------    ------------
Net loss                                  $ (1,485,398)  $ (2,597,202)  $ (4,242,431)   $ (4,510,427)   $(12,378,260)

   The accompanying notes are an integral part of these financial statements.

                                                                                           HIENERGY TECHNOLOGIES, INC.
                                                                                                      AND SUBSIDIARIES
                                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Three and Nine Months Ended January 31, 2004 and 2003 (unaudited), and for the Period from August 21, 1995 (Inception) to January 31, 2004 (unaudited)
======================================================================================================================
                                                                                                           For the
                                                                                                         Period from
                                                                                                         August 21,
                                             Three Months Ended               Nine Months Ended             1995
                                           ---------------------------------------------------------   (Inception) to
                                           January 31,    January 31,    January 31,     January 31,     January 31,
                                               2004           2003           2004           2003            2004
                                           -----------    -----------    -----------     -----------     -----------
                                           (unaudited)    (unaudited)    (unaudited)     (unaudited)      (unaudited)

BENEFICIAL CONVERSION
    FEATURE GRANTED ON
    PREFERRED STOCK                                 --             --             --        (767,431)       (767,431)

PREFERRED STOCK
    DIVIDENDS                                       --             --       (611,396)        (78,360)       (689,756)
                                          ------------   ------------   ------------    ------------    ------------

NET LOSS AVAILABLE TO
    COMMON
    SHAREHOLDERS                          $ (1,485,398)  $ (2,597,202)  $ (4,853,827)   $ (5,356,218)   $(13,835,447)
                                          ============   ============   ============    ============    ============

NET LOSS PER SHARE                             $ (0.05)       $ (0.11)       $ (0.14)        $ (0.20)
                                               =======        =======        =======         =======

BENEFICIAL CONVERSION
    FEATURE GRANTED ON
    PREFERRED STOCK
    PER SHARE                                  $    --        $    --        $    --         $ (0.03)
                                               =======        =======        =======         =======

PREFERRED STOCK
    DIVIDENDS PER SHARE                        $    --        $    --        $ (0.02)        $    --
                                               =======        =======        =======         =======

BASIC AND DILUTED LOSS
    AVAILABLE TO COMMON
    SHAREHOLDERS PER
    SHARE                                      $ (0.05)       $ (0.11)       $ (0.16)        $ (0.23)
                                               =======        =======        =======         =======

BASIC AND DILUTED
    WEIGHTED-AVERAGE
    COMMON SHARES
    OUTSTANDING                              31,227,822     24,056,753     29,761,126      23,131,533
                                             ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                                                                      HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFECIT)
                                                   For the Period from August 21, 1995 (Inception) to January 31, 2004 (unaudited)
==================================================================================================================================

                                                              Price per                    Convertible,
                                                               Equity                     Preferred Stock      Common Stock
                                                       Date     Unit           Shares         Amount        Shares          Amount
                                                       ----     ----           -------        ------        ------          ------
Balance, August 21, 1995 (inception)                                                --        $   --   $        --         $     -
Recapitalization upon reverse merger                                                                     6,470,000           6,470
Issuance of common stock for services rendered         (1)      $ 0.01                                     734,771             735
Net loss
                                                                               -------        ------   -----------          ------
Balance, April 30, 1996                                                             --            --     7,204,771           7,205
Issuance of common stock for services rendered         (2)      $ 0.01                                                           3
Net loss                                                                                                     3,219
                                                                               -------        ------   -----------          ------

Balance, April 30, 1997                                                             --            --     7,207,990           7,208

Issuance of common stock for cash                    03/23/98   $ 0.05                                      45,603              46
Issuance of common stock for cash                    03/25/98   $ 0.11                                       4,470               4
Issuance of common stock for cash                      (3)      $ 0.14                                     111,771             112
Issuance of common stock for cash                    10/14/97   $ 0.22                                      89,417              89
Issuance of common stock for cash                      (3)      $ 0.28                                     293,466             293
Issuance of common stock for cash                    09/04/97   $ 0.35                                       8,942               9
Issuance of common stock for cash                    12/17/97   $ 0.49                                      42,920              43
Issuance of common stock for services rendered         (3)      $ 0.01                                   1,451,928           1,452
Net loss
                                                                               -------        ------   -----------          ------

Balance, April 30, 1998                                                             --            --     9,256,507           9,257

Issuance of common stock for cash                      (4)      $ 0.28                                     116,241             116
Issuance of common stock for cash                    10/01/98   $ 0.36                                      13,815              14
Issuance of common stock for cash                    01/15/99   $ 0.38                                       9,389               9
Issuance of common stock for cash                    10/30/98   $ 0.56                                      13,413              13
Issuance of common stock for cash                    03/17/99   $ 0.57                                      17,883              18
Issuance of common stock for cash                    01/08/99   $ 0.72                                      44,708              45
Issuance of common stock for cash                    12/02/98   $ 0.75                                       3,353               3
Issuance of common stock for cash                    12/02/98   $ 0.78                                       8,942               9
Issuance of common stock for cash                    11/24/98   $ 0.89                                      11,177              11
Issuance of common stock for cash                    12/02/98   $ 0.93                                       2,683               3
Issuance of common stock for cash                    01/15/99   $ 1.41                                       4,471               4
Issuance of common stock for cash                    05/05/98   $ 1.64                                      17,883              18
Issuance of common stock for cash                    12/02/98   $ 2.80                                         894               1
Issuance of common stock for services rendered         (4)      $ 0.02                                   2,167,620           2,167
Net loss
                                                                               -------        ------   -----------          ------

Balance, April 30, 1999                                                             --            --    11,688,979          11,688

Issuance of common stock for cash                    06/28/99   $ 0.02                                       4,471               4
Issuance of common stock for cash                    05/03/99   $ 0.10                                      35,767              36
Issuance of common stock for cash                    07/14/99   $ 0.28                                      44,708              45
Issuance of common stock for cash                    11/30/99   $ 0.39                                      53,650              54
Issuance of common stock for cash                    07/12/99   $ 0.52                                       2,861               3
Issuance of common stock for cash                      (5)      $ 0.56                                     232,484             232
Issuance of common stock for cash                    04/03/00   $ 0.72                                       2,794               3
Issuance of common stock for cash                    04/03/00   $ 0.89                                       8,383               8
Issuance of common stock for cash                      (5)      $ 0.46                                     253,430             253
Issuance of common stock for services rendered         (5)      $ 0.04                                   1,914,570           1,915
Net loss
                                                                               -------        ------   -----------          ------

Balance, April 30, 2000                                                             --            --    14,242,097          14,242

Issuance of common stock for cash                    09/28/00   $ 0.24                                      21,214              21
Issuance of common stock for cash                      (6)      $ 0.24                                     444,223             444
Issuance of common stock for services rendered         (6)      $ 0.10                                     371,035             371
Net loss
                                                                               -------        ------   -----------          ------

   The accompanying notes are an integral part of these financial statements.

Balance, April 30, 2001                                                             --        $   --   $15,078,569         $15,078

Issuance of common stock for cash                      (7)      $ 0.22                                     517,723             518
Issuance of common stock for cash                    03/13/02   $ 0.24                                      10,283              10
Issuance of common stock for cash                      (7)      $ 0.45                                      44,708              45
Issuance of common stock for cash                    07/31/01   $ 1.12                                       8,942               9
Issuance of common stock for cash                      (7)      $ 0.26                                     130,415             130
Issuance of common stock for services rendered         (7)      $ 0.05                                   5,059,560           5,060
Issuance of common stock in private
    placement for cash                               04/30/02   $ 1.00                                   1,225,000           1,225
Net loss
                                                                               -------        ------   -----------          ------

Balance, April 30, 2002                                                             --            --    22,075,200          22,075

Issuance of preferred stock
    in private placement for cash                    10/31/03   $ 8,173.18       97.93             1
Issuance of common stock
    for subscriptions receivable                     04/30/03   $ 0.32                                     700,000             700
Issuance of common stock
    for subscriptions receivable                     04/30/03   $ 0.33                                     700,000             700
Issuance of common stock
    for subscriptions receivable                     04/30/03   $ 0.40                                      10,000              10
Issuance of common stock
    in private placement for cash                    10/07/03   $ 1.26                                   1,849,934           1,850
Offering costs
Issuance of common stock
    on cashless conversion
    of the Series A preferred
    stock                                            01/27/03                    (2.11)                     18,336              18
Issuance of common stock
    in cashless exercise of
    warrants                                         01/02/03                                               33,909              34
Issuance of common stock
    and common stock
    committed as a bonus                               (8)      $ 1.35                                      11,178              11
Issuance of common stock
    and common stock
    committed for services
    rendered                                         04/21/03   $ 0.65                                      21,277              21
Dividends on preferred stock                         10/31/03                                               68,150              68
Beneficial conversion feature
    granted in connection with
    issuance of preferred
    stock                                            10/31/03
Conversion of convertible
    notes payable - related
    parties into common
    stock                                            07/18/03   $ 1.00                                      37,898              38
Financing expense in connection with
    issuance of warrants                             05/31/02   $ 1.49
Stock options issued for services rendered           07/12/02   $ 1.52
Stock options issued for services rendered           08/01/02   $ 0.47
Stock options issued as compensation                 02/11/08   $ 0.13
Stock options issued as compensation                 09/25/02   $ 1.10
Stock options issued in exchange for
    settlement of accounts payable                   09/25/02   $ 1.10
Stock options issued in exchange for
    settlement of accounts payable                   12/19/02   $ 0.55
Warrants issued for services rendered                12/09/02   $ 0.65
Warrants issued for services rendered                02/17/03   $ 1.63
Warrants issued for services rendered                04/28/03   $ 0.37
Warrants issued for termination of contract          12/09/02   $ 1.56
Amortization of deferred compensation
Reversal of deferred compensation
Exercise of stock options in subsidiary
Net loss
                                                                               -------        ------   -----------          ------
Balance, April 30, 2003                                                          95.82             1    25,525,882          25,525

Stock options issued for services rendered           05/16/03   $ 0.38
Issuance of common stock for cash                    06/24/03   $ 0.33                                     600,000             600
Issuance of common stock for services rendered       06/24/03   $ 0.33                                     300,000             300
Issuance of common stock for services rendered       05/13/03   $ 0.48                                      45,000              45
Issuance of common stock in cashless conversion
    of Series A preferred stock                      05/16/03                   (95.82)           (1)    2,191,878           2,192
Dividends on preferred stock                         05/16/03
Issuance of common stock as penalty shares           05/16/03                                               91,526              92
Issuance of committed common stock                   05/21/03                                               20,000              20
Issuance of committed common stock                   06/19/03                                               11,178              11
Issuance of common stock on exercise of
    warrants                                         05/27/03                                               34,000              34
Warrants issued for services rendered                05/16/03   $ 0.40
Warrants issued for services rendered                05/01/03   $ 0.32
Stock options issued for services rendered           07/16/03   $ 0.45
Issuance of committed common stock                   08/14/03                                               44,705              45
Issuance of common stock for cash                    08/15/03   $ 0.45                                     222,222             222
Issuance of common stock for cash                    08/20/03   $ 0.52                                     400,000             400
Issuance of common stock for cash                    08/25/03   $ 0.69                                     272,464             272
Stock options issued for services rendered           08/27/03   $ 1.03
Issuance of common stock for cash                    08/28/03   $ 0.69                                      86,957              87
Issuance of common stock for cash                    08/29/03   $ 0.69                                     144,928             145
Issuance of common stock for cash, net of
    commission of $40,000                            08/29/03   $ 0.69                                     666,666             667
Issuance of common stock as penalty shares           10/15/03                                              148,260             148
Issuance of common stock for cash                    10/27/03   $ 0.95                                      63,000              63
Issuance of common stock for cash                    11/05/03   $ 0.71                                      70,424              70
Stock options issued for services rendered           11/07/03   $ 0.90
Stock options issued for services rendered           11/07/03   $ 1.19
Issuance of common stock as penalty shares           11/15/03                                               44,187              44
Issuance of common stock for cash, net of
    commission of $5,250                             11/21/03   $ 0.72                                     200,000             200
Common stock issued as offering costs                11/21/03   $ 0.75                                       2,000               2
Issuance of common stock for cash                    12/02/03   $ 0.75                                      33,334              34
Stock options issued for services rendered           12/04/03   $ 0.80
Issuance of common stock as penalty shares           12/15/03                                               61,242              61
Issuance of common stock for cash                    12/22/03   $ 0.71                                      42,254              42
Committed common stock for services rendered         01/06/04   $ 0.89
Warrants issued for services rendered                01/06/04
Issuance of common stock as penalty shares           01/15/04                                               78,259              79
Issuance of common stock in cashless
    exercise of warrants                             01/15/04                                               54,053              54
Relative fair value of warrants issued to holders
    of convertible promissory notes                  01/22/04
Beneficial conversion feature upon issuance of
    convertible promissory notes                     01/22/04
Relative fair value of warrants issued to holders
    of convertible promissory notes                  01/28/04
Beneficial conversion feature upon issuance of
    convertible promissory notes                     01/28/04
Issuance of common stock in cashless
    exercise of warrants                             01/30/04                                               48,000              48
Issuance of common stock for services rendered       01/30/04   $ 1.18                                      55,000              55
Committed common stock for services rendered         01/31/04   $ 0.97
Relative fair value of warrants issued to holders
    of convertible promissory notes                  01/31/04
Beneficial conversion feature upon issuance of
    convertible promissory notes                     01/23/04
Net Loss
                                                                               -------        ------   -----------        --------
Balance, January 31, 2004 (unaudited)                                               --        $   --   $31,557,419        $ 31,557
                                                                               -------        ------   -----------        --------

   The accompanying notes are an integral part of these financial statements.

                                                                         HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                        (DEVELOPMENT STAGE COMPANIES)
                                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFECIT)
                                      For the Period from August 21, 1995 (Inception) to January 31, 2004 (unaudited)
=====================================================================================================================


                                                                                               Deficit
                                                                                             Accumulated
                                                        Additional  Committed                 during the
                                                         Paid-in     Common      Deferred     Development
                                                         Capital      Stock    Compensation     Stage          Total
                                                      ------------- ---------- ------------ --------------   ---------
Balance, August 21, 1995 (inception)                       $     -- $       -- $         --           --     $     --
Recapitalization upon reverse merger                         (6,456)                                               14
Issuance of common stock for services rendered                7,495                                             8,230
Net loss                                                                                       $ (39,387)     (39,387)
                                                      ------------- ---------- ------------ --------------   ---------

Balance, April 30, 1996                                       1,039         --           --      (39,387)     (31,143)
Issuance of common stock for services rendered                   33                                                36
Net loss                                                                                        (110,004)    (110,004)
                                                      ------------- ---------- ------------ --------------   ---------

Balance, April 30, 1997                                       1,072         --           --     (149,391)    (141,111)

Issuance of common stock for cash                             2,206                                             2,252
Issuance of common stock for cash                               496                                               500
Issuance of common stock for cash                            15,513                                            15,625
Issuance of common stock for cash                            19,911                                            20,000
Issuance of common stock for cash                            81,757                                            82,050
Issuance of common stock for cash                             3,115                                             3,124
Issuance of common stock for cash                            20,957                                            21,000
Issuance of common stock for services rendered               15,598                                            17,050
Net loss                                                                                        (293,019)    (293,019)
                                                      ------------- ---------- ------------ --------------   ---------

Balance, April 30, 1998                                     160,625         --           --     (442,410)    (272,528)

Issuance of common stock for cash                            32,364                                            32,480
Issuance of common stock for cash                             4,986                                             5,000
Issuance of common stock for cash                             3,591                                             3,600
Issuance of common stock for cash                             7,487                                             7,500
Issuance of common stock for cash                            10,182                                            10,200
Issuance of common stock for cash                            32,355                                            32,400
Issuance of common stock for cash                             2,497                                             2,500
Issuance of common stock for cash                             6,991                                             7,000
Issuance of common stock for cash                             9,989                                            10,000
Issuance of common stock for cash                             2,497                                             2,500
Issuance of common stock for cash                             6,296                                             6,300
Issuance of common stock for cash                            29,232                                            29,250
Issuance of common stock for cash                             2,499                                             2,500
Issuance of common stock for services rendered               47,592                                            49,759
Net loss                                                                                        (272,426)    (272,426)
                                                      ------------- ---------- ------------ --------------   ---------

Balance, April 30, 1999                                     359,182         --           --     (714,836)    (343,965)

Issuance of common stock for cash                                96                                               100
Issuance of common stock for cash                             3,631                                             3,667
Issuance of common stock for cash                            12,455                                            12,500
Issuance of common stock for cash                            20,946                                            21,000
Issuance of common stock for cash                             1,497                                             1,500
Issuance of common stock for cash                           129,768                                           130,000
Issuance of common stock for cash                             1,997                                             2,000
Issuance of common stock for cash                             7,492                                             7,500
Issuance of common stock for cash                           117,126                                           117,379
Issuance of common stock for services rendered               83,322                                            85,237
Net loss                                                                                        (332,131)    (332,131)
                                                      ------------- ---------- ------------ --------------   ---------

Balance, April 30, 2000                                     737,512         --           --   (1,046,967)    (295,213)

Issuance of common stock for cash                             4,979                                             5,000
Issuance of common stock for cash                           104,286                                           104,730
Issuance of common stock for services rendered               36,097                                            36,468
Net loss                                                                                        (288,067)    (288,067)
                                                      ------------- ---------- ------------ --------------   ---------


   The accompanying notes are an integral part of these financial statements.

Balance, April 30, 2001                                     882,874         --           --   (1,335,034)    (437,082)

Issuance of common stock for cash                           115,282                                           115,800
Issuance of common stock for cash                             2,410                                             2,420
Issuance of common stock for cash                            19,955                                            20,000
Issuance of common stock for cash                             9,991                                            10,000
Issuance of common stock for cash                            33,219                                            33,349
Issuance of common stock for services rendered              227,110                                           232,170
Issuance of common stock in private
    placement for cash                                    1,223,775                                         1,225,000
Net loss                                                                                      (1,389,530)  (1,389,530)
                                                      ------------- ---------- ------------ --------------  ---------

Balance, April 30, 2002                                   2,514,616         --           --   (2,724,564)    (187,873)

Issuance of preferred stock
    in private placement for cash                           800,399                                           800,399
Issuance of common stock
    for subscriptions receivable                            219,800                                           220,500
Issuance of common stock
    for subscriptions receivable                            228,300                                           229,000
Issuance of common stock
    for subscriptions receivable                              3,972                                             3,982
Issuance of common stock
    in private placement for cash                         2,320,556                                         2,322,406
Offering costs                                             (196,793)                                         (196,793)
Issuance of common stock
    on cashless conversion
    of the Series A preferred
    stock                                                       (18)                                               --
Issuance of common stock
    in cashless exercise of
    warrants                                                    (34)                                               --
Issuance of common stock
    and common stock
    committed as a bonus                                     21,339     17,549                                 38,899
Issuance of common stock
    and common stock
    committed for services
    rendered                                                 10,288      9,691                                 20,000
Dividends on preferred stock                                 78,292                              (78,360)          --
Beneficial conversion feature
    granted in connection with
    issuance of preferred
    stock                                                   767,431                             (767,431)          --
Conversion of convertible
    notes payable - related
    parties into common
    stock                                                    37,858                                            37,896
Financing expense in connection with
    issuance of warrants                                    223,710                                           223,710
Stock options issued for services rendered                  761,007                                           761,007
Stock options issued for services rendered                  187,163                                           187,163
Stock options issued as compensation                         59,373                                            59,373
Stock options issued as compensation                      3,305,542              (3,305,542)                       --
Stock options issued in exchange for
    settlement of accounts payable                           50,000                                            50,000
Stock options issued in exchange for
    settlement of accounts payable                           15,000                                            15,000
Warrants issued for services rendered                       162,792                                           162,792
Warrants issued for services rendered                       130,712                                           130,712
Warrants issued for services rendered                        18,284                                            18,284
Warrants issued for termination of contract                 390,409                                           390,409
Amortization of deferred compensation                                             1,032,981                 1,032,981
Reversal of deferred compensation                        (2,272,561)              2,272,561                        --
Exercise of stock options in subsidiary                                  7,164                                  7,164
Net loss                                                                                      (5,411,265)  (5,411,265)
                                                      ------------- ---------- ------------ --------------   ---------


   The accompanying notes are an integral part of these financial statements.

Balance, April 30, 2003                                   9,837,437     34,404           --   (8,981,620)     915,746

Stock options issued for services rendered                   11,348                                            11,348
Issuance of common stock for cash                           199,400                                           200,000
Issuance of common stock for services rendered               99,700                                           100,000
Issuance of common stock for services rendered               21,555                                            21,600
Issuance of common stock cashless conversion                                                                       --
    of Series A preferred stock                              (2,192)                                               --
Dividends on preferred stock                                611,396                             (611,396)          --
Issuance of common stock as penalty shares                      (92)                                               --
Issuance of committed common stock                            9,671     (9,691)                                    --
Issuance of committed common stock                           17,538    (17,549)                                    --
Issuance of common stock on exercise of
    warrants                                                    306                                               340
Warrants issued for services rendered                        60,518                                            60,518
Warrants issued for services rendered                        15,864                                            15,864
Stock options issued for services rendered                   89,760                                            89,760
Issuance of committed common stock                            7,119     (7,164)                                    --
Issuance of common stock for cash                            99,778                                           100,000
Issuance of common stock for cash                           207,600                                           208,000
Issuance of common stock for cash                           187,728                                           188,000
Stock options issued for services rendered                   41,356                                            41,356
Issuance of common stock for cash                            59,913                                            60,000
Issuance of common stock for cash                            99,855                                           100,000
Issuance of common stock for cash, net of
    commission of $40,000                                   459,333                                           460,000
Issuance of common stock as penalty shares                     (148)                                               --
Issuance of common stock for cash                            59,939                                            60,002
Issuance of common stock for cash                            49,932                                            50,002
Stock options issued for services rendered                   90,000                                            90,000
Stock options issued for services rendered                  249,849                                           249,849
Issuance of common stock as penalty shares                      (44)                                               --
Issuance of common stock for cash, net of
    commission of $5,250                                    144,550                                           144,750
Common stock issued as offering costs                         1,498                                             1,500
Issuance of common stock for cash                            24,966                                            25,000
Stock options issued for services rendered                   32,191                                            32,191
Issuance of common stock as penalty shares                      (61)                                                -
Issuance of common stock for cash                            29,958                                            30,000
Committed common stock for services rendered                            24,475                                 24,475
Warrants issued for services rendered                        24,583                                            24,583
Issuance of common stock as penalty shares                      (79)                                               --
Issuance of common stock in cashless
    exercise of warrants                                        (54)                                               --
Relative fair value of warrants issued to holders
    of convertible promissory notes                         115,434                                           115,434
Beneficial conversion feature upon issuance of
    convertible promissory notes                             34,566                                            34,566
Relative fair value of warrants issued to holders
    of convertible promissory notes                         148,531                                           148,531
Beneficial conversion feature upon issuance of
    convertible promissory notes                             36,469                                            36,469
Issuance of common stock in cashless
    exercise of warrants                                        (48)                                               --
Stock options issued for services rendered                   64,845                                            64,900
Committed common stock for services rendered                            34,920                                 34,920
Relative fair value of warrants issued to holders
    of convertible promissory notes                          44,861                                            44,861
Beneficial conversion feature upon issuance of
    convertible promissory notes                              5,139                                             5,139
Net Loss                                                                                      (4,242,431)  (4,242,431)
                                                      ------------- ---------- ------------ --------------   ---------
Balance, January 31, 2004 (unaudited)                  $ 13,291,768  $ 59,395        $   --  $ (13,835,447) $ (452,727)
                                                      ------------- ---------- ------------ --------------   ---------


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

                                                                                       HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              For the Nine Months  Ended January 31, 2004 and 2003 (unaudited), and for the Period from August 21, 1995 (Inception) to January 31, 2004 (unaudited)
===================================================================================================================================

                                                                                                              For the
                                                                                                            Period from
                                                                                                           August 21, 1995
                                                                                  Nine Months Ended        (Inception) to
                                                                                      January 31,            January 31,
                                                                           ----------------------------
                                                                               2004            2003            2004
                                                                               ----            ----            ----
                                                                            (unaudited)     (unaudited)     (unaudited)
Cash flows from operating activities
    Net loss                                                               $ (4,242,431)   $ (4,510,427)    (12,378,260)
    Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation                                                           102,895          72,556         202,320
         Compensation expense relating to issuance of
           common stock in exchange for services
           rendered                                                                  --              --         428,950
         Compensation expense relating to issuance of
           common stock in exchange for services
           rendered to minority shareholders                                         --              --          18,923
         Warrants issued for services rendered
           or to be rendered                                                    100,965         740,364         412,753
         Warrants issued for termination of contract                                 --              --         390,409
         Issuance of common stock for services
           rendered                                                             188,000              --         208,000
         Stock options issued for services
           rendered                                                             514,506              --         866,268
         Issuance of common stock to an employee
           for a bonus                                                               --            21,350        38,899
         Common stock committed to an employee
           for a bonus                                                               --            13,134            --
         Common stock committed for services rendered                            59,395                --        59,395
         Additional compensation to officer                                          --                --        42,171
         Issuance of common stock to a former officer
           as a settlement                                                           --         125,000              --
         Amortization of deferred compensation                                       --       1,032,981       1,032,981
         Financing expense                                                           --         223,710         223,710
         Amortization of debt discount on
           Convertible Promissory Notes -
           Related Parties                                                        2,031              --           2,031
         Beneficial Conversion Feature on convertible
           promissory notes - related parties                                    76,174              --          76,174

         (Increase) decrease in
           Restricted cash                                                       71,234              --              --
           Accounts receivable                                                       --          29,166         (34,583)
           Subscription receivable                                                   --              --              --
           Other current assets                                                 227,277        (114,534)        406,035
           Other assets                                                         295,948              --              --
         Increase (decrease) in
           Accounts payable                                                     404,302         325,488       1,186,916
           Accrued expenses                                                      54,813        (145,167)         56,429
           Accrued payroll and payroll taxes                                     21,513          79,034          50,038
           Accrued interest                                                      42,163           5,664          80,349
                                                                           ------------    ------------    ------------
Net cash used in operating activities                                        (2,081,215)     (2,101,681)     (6,570,719)
                                                                           ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

Cash flows from investing activities
    Purchase of property and equipment                                         (181,647)       (677,108)       (785,497)
                                                                           ------------    ------------    ------------

Net cash used in investing activities                                          (181,647)       (677,108)       (785,497)
                                                                           ------------    ------------    ------------

Cash flows from financing activities
    Proceeds from notes payable - related parties                                36,000              --         604,160
    Payments on notes payable - related parties                                      --        (486,691)       (546,331)
    Proceeds from convertible notes payable - related
      parties                                                                   335,000          29,280         395,400
    Payments on convertible notes payable - related
      parties                                                                   (10,400)        (19,280)        (40,400)
    Proceeds from notes payable                                                   4,478              --           4,478
    Proceeds from issuance of common stock in
      private placement                                                              --       2,322,407       3,547,406
    Proceeds from issuance of preferred stock                                        --         979,301         979,301
    Offering costs on preferred stock                                                --        (178,902)       (178,902)
    Proceeds from issuance of common stock                                    1,671,002              --       2,553,725
    Offering costs on common stock                                              (45,250)       (196,793)       (242,043)
    Exercise of stock options in subsidiary                                          --           7,164           7,164
    Collection of subscription receivable                                       443,482              --         443,482
    Proceeds from exercise of warrants                                              340              --             340
                                                                           ------------    ------------    ------------
Net cash provided by financing activities                                     2,434,652       2,456,486       7,563,780
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash
    equivalents                                                                 171,790        (322,303)        207,564

   The accompanying notes are an integral part of these financial statements.

Cash and cash equivalents, beginning of
    period                                                                       35,774       1,078,136              --
                                                                           ------------    ------------    ------------

Cash and cash equivalents, end of period                                   $    207,564    $    755,833    $    207,564
                                                                           ============    ============    ============

Supplemental disclosures of cash flow information

    Interest paid                                                          $         --    $         --    $      2,888
                                                                           ============    ============    ------------

    Income taxes paid                                                      $      2,400    $         --    $     14,183
                                                                           ============    ============    ------------

Supplemental schedule of non-cash investing and financing activities

    Common stock issued for convertible notes
      payable-related parties and accrued interest                         $         --    $     37,896    $     37,896
                                                                           ============    ============    ------------

    Issuance of common stock for dividends accrued on the
      Series A Preferred stock                                             $         --    $     78,360    $     78,360
                                                                           ============    ============    ------------

    Issue convertible notes payable to legal counsel
      for legal services                                                   $    538,671    $         --    $    538,671
                                                                           ============    ============    ------------

    Issuance of stock options for accounts payable due to
      a consultant                                                         $         --    $     65,000    $     65,000
                                                                           ============    ============    ------------

    Issuance of common stock or Conversion of Series
      A Preferred Stock                                                    $    611,396    $         --    $    611,396
                                                                           ============    ============    ------------

    Debt discount recorded on relative fair value of
      warrants issued with Convertible Promissory
      Notes - Related Parties                                              $    308,826    $         --    $    308,826
                                                                           ============    ============    ------------

    Issuance of Note Payable - Related Party to relieve
      accrued bonus Subscription receivable on Convertible
      promissory note - related party outstanding                          $     50,000    $         --    $     50,000
                                                                           ============    ============    ------------


During the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004, the holders of 95.82, 2, and
97.93 shares, respectively, of the Series A convertible preferred stock converted their shares into 2,191,878, 18,336, and 2,210,214 shares, respectively, which also included 62,562 penalty shares as a result of the late registration of their common stock.

During the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004, the Company issued 423,474, 0, and 423,474 shares of common stock to certain shareholders who invested in a private placement, dated October 29, 2002, and to certain other investors in the Company's common stock, to compensate them for the late registration of the common stock.

During the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004, the Company issued 76,937, 0, and 76,937 shares, respectively, of committed common stock valued at $34,404, $0, and $34,404, respectively.

During the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004, warrants to purchase 185,620, 47,000 and 232,620 shares, respectively of common stock were exercised via a cashless exercise, whereby the Company issued 102,053, 33,909 and 135,962 common shares, respectively.

   The accompanying notes are an integral part of these financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

GENERAL

HiEnergy Technologies, Inc. ("HiEnergy") and its subsidiaries (collectively, with HiEnergy, the "Company") is a nuclear technologies-based inventions company focused on researching, developing and marketing fast neutron-based "stoichiometric" sensor devices. In January 2004, HiEnergy introduced to market its first product, the Stoichiometric CarBomb Finder 3C3. HiEnergy's stoichiometric technology also has potential application in various other related and discrete markets, including the detection of smaller bombs, unexploded ordinance detection, landmine detection, airport security screening, bio-weapons detection, contraband detection, and chemical and petrochemical industry applications. HiEnergy currently has under development stoichiometric products for some of these markets. HiEnergy has no product sales or product sales revenues to date, and thus remains a development stage company.

HiEnergy was incorporated on March 22, 2000 under the laws of the state of Washington. In October 2002, HiEnergy reincorporated under the laws of the state of Delaware. HiEnergy has one wholly-owned subsidiary, HiEnergy Defense, Inc. ("Defense"), which was incorporated under the laws of the state of Delaware in August 2003. HiEnergy also holds an approximate 92% interest in HiEnergy Microdevices, Inc. ("Microdevices"), which was incorporated under the laws of the state of Delaware in August 1995, and which originally developed the stoichiometric technology.

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been consolidated and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. While the interim financial data is unaudited; in the opinion of HiEnergy's management the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for the nine months ended January 31, 2004 are not necessarily indicative of those to be expected for the year ended April 30, 2004.

RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, HiEnergy entered into a voluntary share exchange agreement whereby it would exchange approximately 92% of the outstanding shares of common stock of Microdevices for 14,380,200 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of HiEnergy, with Microdevices as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. HiEnergy had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Since HiEnergy was a "public shell" pro forma information is not presented.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004, the Company incurred net losses available to common shareholders of approximately $4,854,000, $5,356,000, and $13,835,000, respectively, and it had negative cash flows from operations of approximately $2,081,000, $2,102,000, and $6,570,719, respectively. In addition, the Company had an accumulated deficit of approximately $13,835,000 and was in the development stage as of January 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of January 31, 2004 through the sales of equity, the Company intends to raise additional capital in one or more increments through one or more of contract advances, loans, public or private sales of debt or equity securities for cash, or satisfaction of indebtedness with equity securities. Unless the Company raises additional funds, the Company believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of HiEnergy, its 92% owned subsidiary, Microdevices, and its 100% owned subsidiary, Defense. All significant inter-company accounts and transactions are eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2004 and April 30, 2003 consisted of amounts due from a governmental development contract. Contract amounts are billed as monthly reports are submitted detailing work performed under the contract and are generally due in 30 days.

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

CONVERTIBLE PROMISSORY NOTES WITH BENEFICIAL CONVERSION FEATURES

The Company accounts for convertible promissory notes with non-detachable conversion options that are in the money ("beneficial conversion features") at the commitment date in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain convertible Instruments".

The Company has granted convertible promissory notes with beneficial conversion features and detachable warrants during the quarter ended January 31, 2004.
See Note 7 & Note 11 to the Consolidated Financial Statements.

In accordance with EITF No.'s 98-5 and 00-27, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be financing expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the time at which the notes first become convertible. The Company allocates the proceeds received from convertible promissory notes with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount will be recognized as interest expense over the period until the notes mature or are converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of SFAS No. 123, to the stock-based employee compensation:

                                                                       Nine Months Ended January 31,
                                                                           2004               2003
                                                                           ----               ----
        Net loss, as reported                                            $ (4,242,431)    $ (4,510,427)
        Add: Stock-based employee compensation expense included
        in reported net income determined under APB No. 25, net
        of related tax effects                                                514,506        1,032,981

        Deduct: Total stock-based employee compensation expense
        determined under fair-value-based method for all awards,
        net of related tax effects                                           (765,167)      (1,494,861)
                                                                         ------------      -----------
        Pro forma net loss                                               $ (4,493,092)    $ (4,972,307)

        Loss per share:

        Basic and diluted - as reported                                       $ (0.14)          $(0.20)
        Basic and diluted - pro forma                                         $ (0.15)          $(0.21)

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the nine months ended January 31, 2004 and 2003:

                                                                     2004                  2003
                                                              -------------------  -------------------
          Stock Options                                                 6,669,675            7,005,902
          Warrants                                                      4,056,909            1,595,686
          Convertible promissory notes and accrued interest             1,414,745                    -
          Microdevices minority shareholders                              459,222              459,222
          Microdevices options and warrants                               368,725              368,725
                                                              -------------------  -------------------
                                                                       12,969,276            9,429,535
                                                              -------------------  -------------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and

Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not believe adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003, which was the quarter ended October 31, 2003.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consisted of the following at:

                                                                  JANUARY 31, 2004       APRIL 30, 2003
                                                                 --------------------  -------------------
         Prepaid consulting                                      $             87,945  $           313,250
         Prepaid insurance                                                     38,266                6,400
         Deposits on equipment                                                 65,000              100,000
         Other                                                                  9,162                8,000
                                                                 --------------------  -------------------
                                                                 $            200,373  $           427,650
                                                                 ====================  ===================


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                                   JANUARY 31, 2004       APRIL 30, 2003
                                                                 --------------------  -------------------
         Prototype equipment                                     $            146,611  $           111,114
         Laboratory equipment                                                 568,375              436,340
         Furniture and fixtures                                                51,110               41,995
         Leasehold improvements                                                 5,000                    -
         Web site development                                                  14,400               14,400
                                                                 --------------------  -------------------
                                                                              785,496              603,849
         Less accumulated depreciation                                        202,320               99,425
                                                                 --------------------  -------------------
                                                                 $            583,176  $           504,424
                                                                 ====================  ===================

Property and equipment is recorded at cost and is depreciated using the straight-line method over an estimated useful life of five years. Depreciation expense for the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004 was $102,895, $72,556, and
$202,320, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at:

                                                                                  JANUARY 31, 2004     APRIL 30, 2003
                                                                                 -------------------  ------------------
                   Unsecured notes payable to a shareholder of the
                     Company, interest payable at 10.5% per annum, or 15%
                     per annum if in default, and due in November 1997.
                     As of October 31, 2003 and April 30, 2003, the notes
                     were in default.                                            $            40,000  $           40,000

                                                                                  JANUARY 31, 2004     APRIL 30, 2003
                                                                                 -------------------  ------------------
                   Unsecured notes payable to a shareholder of the
                     Company, non-interest bearing, and payable on demand                     45,000              45,000

                   Unsecured notes payable to the Chairman of the
                     Company, interest payable at 5% per annum, payable
                     on demand.                                                               56,094                  --
                                                                                   -----------------  ------------------
                                                                                             141,094              85,000

                   Less current portion                                                      141,094              85,000
                                                                                   -----------------  ------------------
                   LONG-TERM PORTION                                               $              --  $               --
                                                                                   =================  ==================

NOTE 7 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following at:

                                                                                  JANUARY 31, 2004     APRIL 30, 2003
                                                                                 -------------------  ------------------
          Unsecured notes payable to a shareholder of the Company, interest payable at 8% per annum, $5,000 due in July 2001 and $5,400 due in
          July 2002. The notes payable are secured by the patent applications for Europe, Canada and Japan. The holder of the notes payable has the option to convert the principal and interest into shares of common stock at the market price of the Company's common stock at the conversion date. As of April 30, 2003, the notes were in default.
          Note was repaid in cash in October 2003.                                 $              --  $           10,400

          Unsecured notes payable to legal counsel of the Company, interest payable at 10% per annum and due in April 2004. The holder of the note has the option to convert the principal and interest into shares of common stock of the company at between $0.85 and $1.00 per share at any time ($64,851 of that principal amount is convertible at $0.85
          the balance is convertible at $1.00).                                              585,388              46,717

          Unsecured notes payable for $385,000 to various investors, interest payable at 5% per annum and due in January 2006. The holders of the notes have the option to convert the principal and interest into shares of common stock of the company at $0.45 per share at any time after the effectiveness of the Company's registration statement.
          Reduced by the unamortized debt discount of $306,795 for the relative
          value of detachable warrants issued with notes payable.                             78,205                  --
                                                                                   -----------------  ------------------

                                                                                             663,593              57,117
          Less current portion                                                               585,388              57,117
                                                                                   -----------------  ------------------

          LONG-TERM PORTION                                                        $          78,205  $               --
                                                                                   =================  ==================

NOTE 8 - NOTES PAYABLE

Note payable consisted of the following at:

                                                                                  JANUARY 31, 2004     APRIL 30, 2003
                                                                                 -------------------  ------------------
       Secured note payable to an equipment supplier, secured by
       equipment, interest payable at 18% per annum, due in January
       2007. Monthly payments $169.                                              $             4,478  $               --
                                                                                 -------------------  ------------------
       Less current portion                                                                    2,028                  --

       LONG-TERM PORTION                                                         $             2,450  $               --
                                                                                 ===================  ==================

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

Since inception, the Company has been able to obtain various governmental grants and development contracts. During the nine months ended January 31, 2004 and 2003, the Company worked on different phases of two separate development contracts with the Department of Defense. During the nine months ended January 31, 2003 the Company completed work on a different government development contract.

In August 2002, the Company was awarded an SBIR Phase II development contract for up to $780,000 in funding over two years for Phase II testing and development of an anti-tank landmine detection system. On January 15, 2003, we executed the contract with the Department of Defense. Work commenced in January 2003 under the first year of the contract valued at $415,000. In January 2004, the Department of Defense informed the Company that it will exercise its option for the second year of the contract, valued at approximately $364,000. Work will commence on the second year of the contract on or about March 1, 2004.

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. The Company recognizes one-twelfth of the first-year contract amount as an offset against research and development expenses each month.

Below is a summary of research and development costs for the following periods:


                                                                                                          FOR THE
                                                                                                           PERIOD
                                                THREE MONTHS ENDED            NINE MONTHS ENDED          AUGUST 21,
                                                    JANUARY 31,                  JANUARY 31,               1995
                                         ------------------------------- -----------------------------  INCEPTION)
                                                                                                       (TO JANUARY
                                              2004            2003           2004           2003         31, 2004
                                         --------------- --------------- ------------- --------------- ------------
 Research and development costs          $     313,278   $      253,737  $    857,853  $    595,758    $  3,286,035
 Grant income earned                          (103,749)              --      (311,247)      (40,834)       (781,750)
                                         --------------- --------------- ------------- --------------- ------------

 Net research and development costs      $     209,529   $      253,737  $    546,606  $    554,924    $  2,504,285
                                         --------------- --------------- ------------- --------------- ------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

In March 2002, the Company entered into an employment agreement with its Chief Scientist/Chairman of the Board. Major terms of the agreement are as follows:

     o The Company paid a signing bonus of $100,000 during the year ended April 30, 2003.

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

     o The Company will grant its Chief Scientist/Chairman of the Board annually during the term of five years 1% per annum of the Company's stock issued and outstanding with an exercise price of the average price for the preceding 30 days. He must not receive less than 10% of the total number of options granted by the Company for services in that year. As of April 30, 2003, the Company is required to grant options to purchase 456,717 shares of common stock at an exercise price of $2.81 per share. In the fiscal year ended April 30, 2003, the Company recorded $59,373 in compensation expense because these stock options were issued with an exercise price below the market price of the Company's common stock on the date of grant. In December 2003, the Company granted Dr. Maglich 313,221 stock options with an exercise price of $0.87 required under the terms of his employment agreement for calendar year 2003.

     o The Company will provide its Chief Scientist/Chairman of the Board a car, pay his and his family's health insurance, provide life and disability insurance and will reimburse him for reasonable out-of-pocket expenses, not to exceed $20,000 in any one year, and reimburse him for any personal tax liabilities arising up to $75,000. During the year ended April 30, 2003, the Company paid $17,500 for an automobile deposit on behalf of its Chief Scientist/Chairman of the Board. During the nine months ended January 31, 2004, the Company paid $5,400 as an automobile allowance which is included in the annual expense allowance $19,200 covered below. In addition, the Company reimbursed the Chief Scientist/Chairman of the Board for $29,900 in other expenses covered under the terms of the employment agreement.

     o  The Company must pay a base salary payable in cash as follows:

              January 1, 2002 to December 31, 2002             $125,000 per year

              January 1, 2003 to December 31, 2003             $208,600 per year

              January 1, 2004 to December 31, 2004             $208,600 per year

              January 1, 2005 to December 31, 2005             $208,600 per year

              January 1, 2006 to December 31, 2006             $283,013 per year

     o In December 2002, the Company increased its Chief Scientist/Chairman of the Board's base salary to $175,000 per year plus an expense allowance of $19,200 per year effective November 2002.

     o If the agreement is terminated by the Company without cause, the Company must pay its Chief Scientist/Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

In July 2003, the Board of Directors increased the Chief Scientist/Chairman of the Board's salary to $208,600 per year.

In February 2002, Microdevices entered into a one-year employment agreement with its Vice President/Corporate Secretary. In May 2002, the Company assumed the employment agreement. Under the agreement, the Company paid a salary of $91,000 per year, a car allowance of $100 per week, a quarterly bonus of 5,589 shares of the Company's common stock, starting May 2002, and a non-qualified stock option to purchase 89,410 shares of common stock at $0.157 per share, vesting immediately and having a five-year term. During the year ended April 30, 2003, 11,178 shares of common stock were issued, and 11,178 shares of common stock were committed. Each quarterly bonus of 5,589 shares of common stock was valued using the Company's stock price on the date the bonus was earned. The fair value of the quarterly bonuses totaled $38,899 and was included in general and administration expenses during the year ended April 30, 2003. In March 2003, the Vice President/Corporate Secretary resigned her positions. During the nine months ended January 31, 2004, 11,178 committed shares were issued.

CONSULTING AGREEMENTS

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

The vested 500,000 stock options were valued at $761,000. The fair value of the options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

         Value of warrants per share            $ 0.52
         Stock price on grant date              $ 2.13
         Exercise price                         $ 1.00
         Expected life                         2.0 years
         Risk-free rate of return                3.07%
         Expected annual volatility              105%
         Annual rate of dividends                 0%

In October 2003, the Company terminated the agreement with Yeffet Security Consultants and expensed the remaining unamortized portion of the asset attributable to the stock options. During the nine months ended January 31, 2004 and 2003, the Company expensed and included in general and administration expenses $550,000 and $148,000, respectively.

On November 24, 2003, Yeffet Security Consultants initiated binding arbitration proceedings with the Rhode Island office of the American Arbitration Association claiming that $49,541 in expense reimbursements and $400,000 in future consulting fees for the period from October 16, 2003 through June 30, 2005 are owed by the Company to Yeffet Security Consultants under a terminated Consulting Agreement with Yeffet Security Consultants, Inc. The Company has retained legal counsel and is preparing for the arbitration.

In August 2002, the Company entered into a one-year consulting agreement with an investor and media relations firm. Under the terms of the agreement, the Company will pay $10,000 per month, plus approved expenses. In addition, upon execution of the agreement, the Company issued options to purchase 400,000 shares of common stock, vesting immediately at an exercise price of $2 per share, exercisable for two years. The options were valued at $187,000. During the nine months ended January 31, 2004 and 2003, the Company expensed and included in general and administration expenses $47,000 and $0, respectively. This agreement was terminated after six months. The fair value of the options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

         Value of warrants per share            $ 0.47
         Stock price on grant date              $ 1.76
         Exercise price                         $ 2.00
         Expected life                         1.0 years
         Risk-free rate of return                1.75%
         Expected annual volatility               78%
         Annual rate of dividends                 0%

In November 2002, the Company entered into a month-to-month consulting agreement with a public relations firm. Under the terms of the agreement, the Company agreed to pay $12,500 per month, plus out-of-pocket expenses.

In April 2003, the Company entered into a one-year consulting agreement with an investor relations firm. Under the terms of the agreement, the Company agreed to pay $6,500 per month, plus approved expenses. The agreement with the investor relations firm was terminated in December 2003.

In January 2004, the company signed a three month agreement covering January, February and March 2004 with a company to provide Edgar services to help the Company with electronic filing of all of its reports to the Securities and Exchange Commission. The agreement also includes elimination of prior accounts payable for $9,700. In exchange for these services, the Company agreed to issue 27,500 shares of common stock and warrants to purchase 30,000 shares of common stock at an exercise price of $1.25. The common stock had a fair value of $24,475 or $0.89 per share, the fair value of the common stock on the date of the agreement. The Company also determined that the 30,000 warrants had a fair value of $24,583. The fair value of the warrants was determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

         Value of warrants per share          $ 0.83
         Stock price on grant date            $ 0.89
         Exercise price                       $ 1.25
         Expected life                      2.0 years
         Risk-free rate of return             1.83%
         Expected annual volatility            150%
         Annual rate of dividends               0%

In January 2004, the Company signed a six month agreement with an investor relations firm. The minimum monthly fee will be $5,000 for up to 30 hours per month, plus additional expenses. After the Company's registration statement is effective, the minimum monthly fee will increase to $7,500 for up to 50 hours per month, plus additional expenses. The agreement can be terminated upon 90-days written notice.

LEASE AGREEMENT

In September 2002, the Company entered into a three-year operating lease agreement with one of its former directors for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for months 19 through 36. In January 2004, the Company executed an addendum to the lease agreement to lease an additional 4,570 square feet of space within the same building in which the Company's offices are located. The new space will be used for production and testing of our products. The addendum begins on February 1, 2004 and expires in September 2005. The additional monthly rent will be $4,373 for months 17 and 18 and $4,548 for months 19 through 36. In July 2003, the Company entered into a five-month lease for a 2,400 square feet test site ending December 1, 2003 with a monthly lease rate of $1,200. The lease agreement is with the same Director as the office lease. The test site agreement will continue on a month-to-month basis.

 Rent expense for the nine months ended January 31, 2004 and 2003 was $81,600 and $41,200, respectively. Future minimum payments at January 31, 2004 under these lease agreements were as follows:

            YEAR ENDING
            JANUARY 31,
          ------------------
                2005                        $    162,525
                2006                             105,023
                                            ------------
               TOTAL                        $    267,548
                                            ------------

TENANT IMPROVEMENTS AND EQUIPMENT

In January 2004, the Company signed an agreement with a contractor to build tenant improvements in the newly acquired production and testing space. The Company expects to spend approximately $50,000 on the tenant improvements which should be completed in March 2004 and $100,000 for additional prototype equipment ordered in February 2004.

PLACEMENT AGENT AGREEMENTS

In December 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

     o Upon execution of the agreement, the Company paid a retainer fee of $25,000 and was to pay an additional $25,000 on March 1, 2003. As of January 31, 2004, the additional $25,000 was not yet paid.

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

INVESTMENT BANKING RELATIONSHIP

In August 2003, the Company signed an agreement with an investment bank to support its bid to obtain a $1,600,000 grant contract with the U.S. Navy to develop a prototype SuperSenzor for detection of biological agents in sealed containers. The investment bank has confirmed to the Navy that it would provide the necessary funding of a minimum of $2,500,000 and a maximum of $4,000,000, by purchasing common stock of the Company at prices to be negotiated to guarantee that the Company will have sufficient funding through the performance of an 18-month contract. The Company estimates that its costs consisting mainly of research and development personnel costs and prototype equipment purchases to execute the proposed contract with the U.S. Navy will be in a range from $800,000 to $1,200,000. If the Company is awarded the proposed contract, we anticipate that the contract payments would finance the contract expenses.

In exchange for the guarantee, the Company owes fees to the investment bank ranging from $50,000 (if the contract is not awarded to the Company) to $150,000 (upon the award of the contract). The Company had been approved for a grant of $1,600,000; however, the Contracting Office of the Naval Surface Warfare Center denied the contract due to the Company's financial condition. As of January 31, 2004 the Company recorded a liability as an accrued expense to the investment bank for $50,000 because the investment bank provided the guarantee to the U.S. Navy on behalf of the Company.

SEC INVESTIGATION AND RELATED LITGATION

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

     3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the reverse takeover

     4. Our current officers and directors responded promptly and cooperated fully with the investigation.

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

On May 27, 2003, Mr. Alter brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses he allegedly incurred in response to the SEC investigation that was exactly the same investigation that the Company answered, but Mr. Alter obtained separate legal counsel to represent him in connection with the investigation. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified us that this action had been voluntarily dismissed without prejudice.

LITIGATION

The Company received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows: (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A common stock of Microdevices at $5.00 per share. On May 2, 2003, Mr. Eckhouse filed a lawsuit against the Company, HiEnergy Microdevices and Dr. Bogdan Maglich in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint on June 20, 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. The Company and Dr. Maglich were successful on their demurrer and motion to strike. As such, Dr. Maglich individually is no longer a party to this action. The Company will be filing a cross-complaint against Richard Eckhouse and discovery. Trial is set for May 3, 2004. The Company intends to vigorously defend itself in this matter. We deny these allegations and are vigorously defending this lawsuit.

HiEnergy is currently arbitrating a dispute with former consultant, Yeffet Security Consultants, Inc. ("YSCI"). HiEnergy entered into a consulting agreement with YSCI in July of 2002. Under the terms of this agreement, YSCI was to provide consulting services to HiEnergy to further the company's marketing and business objectives. On October 29, 2003, HiEnergy notified YSCI that it was terminating its contract. YSCI alleges that HiEnergy breached the consulting agreement and seeks to recover $449,540.91. HiEnergy denies this allegation and intends to vigorously defend itself in arbitration.

In addition, the Company is also involved in certain other legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


MINORITY SHAREHOLDERS

As of January 31, 2004, Microdevices has 20,540 minority shares issued and outstanding. In November 2003, the Board of Directors approved a voluntary share exchange for the remaining outstanding stock of Microdevices. The Company would issue 459,222 share of common stock (exchange rate of 22.3524 to 1) for the remaining outstanding shares of Microdevices. After the exchange has been completed, the Company would transfer the remaining assets of Microdevices into HiEnergy and dissolve Microdevices.

WARRANT AND OPTION HOLDERS

During the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) through April 30, 2003, Microdevices granted to non-employees stock options and warrants to purchase 0, 0 and 35,743 shares, respectively, of common stock. The Company determined using the Black-Scholes option pricing model that the fair value of the options and warrants issued to non-employees for services rendered was immaterial.

During the nine months ended January 31, 2004, and 2003 and the period from August 21, 1995 (inception) through April 30, 2003, Microdevices granted to employees stock options to purchase 0, 0 and 123,909 shares, respectively, of common stock. The Company accounted for these options in accordance with APB Opinion No. 25 and related interpretations. As such, no compensation expense was recorded at the date of grant as the exercise price of the stock options exceeded the market price of the underlying common stock. The disclosure requirements of SFAS No. 123 have not been made for these options and warrants, as these options and warrants are considered immaterial.

As of January 31, 2004, Microdevices has stock options and warrants to non-employees to purchase 16,496 shares of common stock, and no stock options outstanding to employees. As part of the voluntary share exchange approved by the Board of Directors, the Company has agreed to allow these stock option and warrant holders, to voluntarily exchange their shares in Microdevices for shares of the Company at an exchange rate of 22.3524 per share resulting in the issuance of 368,725 additional shares of common stock.

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

CASHLESS EXERCISE OF WARRANTS

During the nine months ended January 31, 2004, the company issued warrants to purchase common stock to certain holders whereby the holders would be entitled to exercise the warrants via a cashless exercise when the exercise price was less than the market price of the Company's common stock ("in-the-money"). As of January 31, 2004, holders of the warrants to purchase 913,620 shares of common stock are subject to this provision, of which warrants to purchase 537,401 shares are in-the-money and therefore can be converted into 254,760 shares of common stock at the election of the holders.

NOTE 11 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUED FOR CASH AND SERVICES

                                       Nine Months ended January 31, 2004          Nine Months ended January 31, 2003
                                ------------------------------------------------ ---------------------------------------
                                   No. of Shares                  Amount         No. of Shares                  Amount
                                ------------------------------------------------ ---------------------------------------
Common stock issued for cash             2,802,249        $         1,625,752(4)             --           $           --
Common stock issued in
     private placement                          --                         --         1,849,934                2,322,407
Common stock issued for
     services rendered                     402,000(1)(2)(3)           188,000                --                       --
Common stock issued for
     dividends on Series A
          preferred stock                       --                         --            68,150                       --
Common stock issued for
     a bonus to an employee                     --                         --            11,178                   21,350
Common stock issued as
     penalty shares                        423,474                         --                --                       --
Common stock issued for
     committed stock                        75,883                     34,404                --                       --
Common stock issued for
     exercise of warrants                   34,000                        340                --                       --
Cashless exercise of warrants              102,053                         --            33,909                       --
Common stock issued for
     exchange convertible
     notes payable                              --                         --            37,898                   37,896
Common stock issued on legal
     Settelment                                 --                         --            80,000                  125,000
Common stock issued on
     Conversion of Series A
     prefered stock                      2,191,878                         --            18,336                       --
                                ------------------------------------------------ ---------------------------------------
                                         6,031,537        $         1,848,496         2,099,405           $    2,506,653
                                ------------------------------------------------ ---------------------------------------


(1) includes 45,000 shares of common stock to its legal counsel as payment for $21,600 of legal services. In June 2003, the Company issued 300,000 shares of common stock to its legal counsel as payment for $100,000 of legal services.
(2) includes 55,000 shares of common stock issued to a consultant for business services valued at $64,900
(3) includes 2,000 shares of common stock to a consultant for payment of finders fee valued at $1,500
(4)     Amount is net of cash paid to a consultant for finders fee of $45,250.

COMMON STOCK ISSUED FOR CASH AND SERVICES (CONTINUED)

                                                       PERIOD FROM AUGUST 21, 1995 TO
                                                               JANUARY 31, 2004
                                                          ---------------------------
                                                           NO. OF SHARES     AMOUNT
                                                          ---------------------------

Recapitalization upon reverse merger                          6,470,000   $        14




Common stock issued for cash                                  6,889,746     2,961,961

Common stock issued in private placement                      3,074,934     2,126,838

Common stock issued for Preferred stock                          68,150            --

Common stock issued for a bonus to an employee                   11,178        21,350

Common stock issued to convert preferred stock                2,210,217            --

Common stock issued for committed stock                          75,883        34,404

Common stock issued for exercise of warrants                     67,906           340

Common stock issued as penalty shares                           423,474            --

Cashless exercise of warrants                                   102,053            --

Common stock issued for services rendered                    12,125,980       627,259

Common stock issued to exchange convertible notes payable        37,898        37,896
                                                          ---------------------------
                                                             31,557,419   $ 5,810,062
                                                          ---------------------------


COMMON STOCK WARRANTS AND OPTIONS ISSUED

                                               NINE MONTHS ENDED JANUARY 31,        NINE MONTHS ENDED JANUARY
                                                           2004                                31, 2003
                                            -----------------------------------  -----------------------------------
                                                               EXERCISE PRICE                     EXERCISE PRICE
                                                 NUMBER            RANGE             NUMBER            RANGE
                                            ---------------  ------------------  ------------   --------------------

   WARRANTS

   Warrants issued for services rendered       230,000(1)      $0.45 to $1.25      739,770     $ 0.60 to $ 2.48

   Warrants issued in sales of  common
      stock                                    572,979(2)      $0.50 to $1.25       825,916     $ 0.01 to $ 2.50

   Warrants issued with convertible notes
      Payable                                1,811,333(3)      $0.45 to $1.50             --                  ---

   STOCK OPTIONS


   Employee stock options                         898,221      $0.75 to $1.02      3,094,448     $ 0.16 to $ 1.75

   Non-employee stock options issued to
      directors                                   740,000      $0.75 to $1.25             --                   --

   Non-employee stock options issued for
      services rendered                           620,000(4)   $0.35 to $1.25      1,472,726     $ 1.00 to $ 2.24
                                            ---------------                      ------------
                                                4,872,533                          6,132,860
                                            ---------------                      ------------

(1) The fair value of the following warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

         NO. OF WARRANTS                            150,000           50,000             30,000
                                                ---------------- ----------------  ------------------
         Grant date                                 May 2003         May 2003         January 2004

         Term                                      Two years        Five Years        Three Years

         Expense recorded                           $ 60,518         $ 15,864         $24,583 (a)

         Value of warrants per share                $ 0.40           $ 0.32             $ 0.83

         Stock price on grant date                  $ 0.45           $ 0.36             $ 0.89

         Exercise price                             $ 0.45           $ 0.50             $ 1.25

         Expected life                             2.0 years        2.0 years          2.0 years

         Risk-free rate of return                    1.44%            1.59%              1.83%

         Expected annual volatility                  100%             100%               150%

         Annual rate of dividends                     0%               0%                 0%

         Services provided                         Placement        Placement         SEC filing
                                                    services         Services          services

         (a) Fair value of warrant is $24,583. During the nine months ended January 31, 2004, the Company expensed $8,194 for these services and deferred $16,389 as an other current asset because such amount inapplicable to a future period.

 (2) In the period of May 2003 to January 2004, the Company issued warrants to purchase 572,979 shares of common stock to investors in common stock of the Company. The Company allocated $642,173 to the warrants issued as a cost of raising capital. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of warrants per share           $ 0.41 to $ 1.26
        Stock price on grant date             $ 0.50 to $ 1.30
        Exercise price                        $0.50 to $ 1.25
        Expected life                         2.0 years
        Risk-free rate of return              1.45% to 2.04%
        Expected annual volatility            140% to 150%
        Annual rate of dividends              0%

(3) In January 2004, the Company issued warrants to purchase 1,811,333 shares of common stock to investors in convertible notes payable. The Company allocated $308,826 to the warrants as a discount for the relative fair value of the detachable warrants. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

        Value of warrants per share           $ 0.68 to $ 1.22
        Stock price on grant date             $ 1.13 to $ 1.31
        Exercise price                        $0.45 to $ 1.50
        Expected life                         .33 to 2.0 years
        Risk-free rate of return              1.69%
        Expected annual volatility            150%
        Annual rate of dividends              0%

(4) During the nine months ended January 31, 2004, the Company issued 620,000 options to purchase common stock of the company to various non-employee consultants to the Company as partial compensation for services rendered. The fair value of the stock options were determined using the Black Scholes model. The assumptions used to determine the valuation are as follows:

              NO. OF OPTIONS               30,000       200,000        40,000         310,000          40,000
                                       ----------------------------------------------------------------------------
              Grant date                  May 2003     July 2003     August 2003   November 2003    December 2003

              Term                        6 Years       6 Years        6 Years        6 Years          6 Years

              Expense recorded            $ 11,348      $ 89,761       $41,356        $339,851         $32,191

              Value of options per
              share                       $ 0.38        $ 0.45         $ 1.04         $ 1.19           $ 0.86

              Stock price on grant date   $ 0.45        $ 0.50         $ 1.02         $ 1.25           $ 0.90

              Exercise price              $ 0.75        $ 0.50         $ 1.02         $ 1.25           $ 0.90

              Expected life              2.0 years     2.0 years     2.0 years       2.0 years       2.0 years

              Risk-free rate of return     1.44%         1.45%         2.05%           2.04%           2.06%

              Expected annual

              volatility                   100%          100%           140%           150%             150%

              Annual rate of dividends      0%            0%             0%             0%               0%

              Services provided          Business      Business      Scientific      Business       Financial &
                                        development   development     Advisors      development       business

CONVERTIBLE NOTES PAYABLE

In January 2004, the Company sold $385,000 of convertible notes payable to various investors, of which $50,000 was in subscription receivable at January 31, 2004. The notes payable are due in two years, unless converted, and accrue interest at 5% per annum. The notes payable convert into 855,555 shares of the company's common stock or $0.45 per share. Each investor can convert the notes into common stock under certain conditions upon the effectiveness of the company's registration statement. The investors in the convertible notes payable also receive 1,811,333 warrants to purchase the company's common stock at exercise prices of $0.45 to $1.50. The exercise term of the warrants are between 120 days and three and one-half years after the effectiveness of the company's registration statement. The investors of the convertible notes payable also have the option to purchase an additional $1,550,000 worth of convertible notes payable on the same terms as described above. The additional purchases can be made at any time after the effectiveness of the company's registration statement and if the price of the company's common stock is above $0.92. One of the investors has a mandatory obligation to buy an additional $850,000 of convertible notes payable. The additional convertible notes payable also contain 9,174,815 warrants to purchase the company's common stock at exercise prices of $0.45 to $1.50. The exercise term of the warrants are between 120 days and three and one-half years after purchase.

COMMITTED COMMON STOCK

In November 2003, the Board of Directors approved compensation for Directors as follows: Each Director is compensated for each directors meeting through the receipt, at the election of each attending Director, of either 3,000 shares of common stock of the Company fully vested; or the issuance of stock options to purchase 3,000 shares of common stock exercisable at $1.25 per share for a term of five years. If a director elects to receive common stock as compensation for participation at each meeting, the Company will use the fair value of the common stock to determine compensation on the date of the meeting. If a director elects to receive stock options as compensation for participation at each meeting, then no recognition of compensation will be made at the date of the grant unless the stock options are issued "in-the-money". During the nine months ended January 31,2004, our directors made no election to receive common stock or stock options. The Company assumed that each director would elect to receive common stock as of the date of each meeting and recorded $34,920 as compensation expense. As of January 31, 2004, 36,000 shares of common stock and the expense related to the directors compensation is recorded as committed common stock.

In January 2004, the company signed a three month agreement covering January, February and March 2004 with a company to provide Edgar services to help the Company with electronic filing of all of its reports to the Securities and Exchange Commission. The agreement also includes forgiveness of $9,700 of prior accounts payable. In exchange for these services, the Company agreed to issue 27,500 shares of common stock and warrants to purchase 30,000 shares of common stock at an exercise price of $1.25. The Company is not required to issue the common stock until the common stock and warrants have been registered. The committed common stock had a fair value of $24,475 or $0.89 per share, the fair value of the common stock on the date of the agreement. During the nine months ended January 31, 2004, the Company expensed $8,158 related to the committed common stock and deferred $16,317 as an other current asset because such amount is applicable to a future period. Also during the nine months ended January 31, 2004, the Company expensed $8,194 related to the warrant issuance and deferred $16,389 as an other current asset because such amount is applicable to a future period. The fair value of the warrants were determined using the Black Scholes model. The assumptions used to determine the valuation are included in Common Stock Warrants and Options Issued above.

 STOCK INCENTIVE PLAN

In May 2003, the Board of Directors approved the establishment of the 2003 Stock Incentive Plan and reserved 2,000,000 shares of authorized and unissued shares of common stock for such plan. As of January 31, 2004, the Board of Directors also approved the issuance of options to purchase 1,845,000 shares of common stock to various directors, employees and non-employee consultants of the Company at various exercise prices. The plan was approved by the Company's shareholders at its annual meeting held on November 7, 2003.

ISSUE PENALTY SHARES

During the nine months ended January 31, 2004, the Company issued a total of 423,474 shares of common stock as penalty shares to certain investors in the Company's common stock to compensate them for the late registration of the common stock.

SALES OF COMMON STOCK SUBJECT TO BUY-BACK

During the year ended April 30, 2003 and six months ended October 31, 2003, the Company sold approximately 2,300,000 shares of its common stock through prospectus that did not include the fixed pricing information required by the Securities Act of 1933. The Company negotiated these sales with individual purchasers who paid slightly different prices for the shares under a prospectus that did not include one fixed price for the sale of such shares. If the Company fixes one price per registration statement, it is eligible to conduct a primary offering under the federal securities laws and rules. The Company has ceased sales of the negotiated-price type and intends to re-file a registration statement with the SEC that, as of or at the time of effectiveness, has an established price before consummating a primary offering of its shares. Because the Company had conducted an offering for which it is not eligible, the purchasers of its common stock in that offering could be entitled for a period of approximately two years from the date of purchase to sell their shares of common stock back to the Company at the purchase price plus interest. The purchase prices were all between $0.33 and $0.35 per share. However, the Company is in the process of obtaining waivers and consents from all of the purchasers, and, thus, does not anticipate any obligation or liability for repurchase of these shares.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2004 and 2003 and the period from August 21, 1995 (inception) to January 31, 2004, the Company purchased $0, $0, and $4,767, respectively, of property and equipment from a Board member.

See Notes 6, 7, 10 and 11 for additional related party transactions.

NOTE 13 - SUBSEQUENT EVENTS

In March 2004 the Company incorporated HiEnergy Europe Ltd., a wholly owned subsidiary under the laws of the state of Delaware.

In March 2004, the Company sold 40,000 shares of its common stock and raised $30,000, net of cash commisions. In connection with this sale the Company also issued 13,333 warrants to purchase its common stock at an exercise price of $1.00. As a finders fee for this sale the Company also issued 267 warrants with an exercise price of $1.00.

In February 2004, the Company sold 466,666 shares of its common stock and raised $237,750, net of cash commissions. In connection with these sales, the Company also issued 742,450 warrants to purchase its common stock at exercise prices ranging from $0.49 to $1.65. The Company allocated $166,000 to the warrants issued as a cost of raising capital. The fair value of the warrants was determined using the Black Scholes model. As a finders fee for these sales, the company also issued 6,000 shares of common stock valued at $7,460 and 41,667 warrants with weighted average exercise price of $0.64

In February 2004, the Company collected $50,000 from the January 2004 sale of a convertible note payable described in Note 11-Shareholders' Equity.

In February 2004, the Company issued 99,332 shares of common stock as penalty shares to certain shareholders who invested in a private placement, dated October 29, 2002, to the Series A holders who converted their shares into common stock and to certain other investors in the Company's common stock to compensate them for the late registration of the common stock.

In February 2004, the Company issued 25,049 shares of common stock to a stockholder for the cashless exercise of 73,855 common stock warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document, are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission (the "SEC") that attempt to advise interested parties of the risks and factors that may affect our business.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended April 30, 2003.

OVERVIEW OF COMPANY

HiEnergy is a nuclear technologies-based inventions company focused on researching, developing and marketing fast neutron-based "stoichiometric" sensor devices that inspect objects and have the ability to determine automatically in a matter of tens of seconds, with a high degree of accuracy, whether the object contains selected dangerous or illicit substances, such as explosives, biological agents or illicit drugs. Since our technology allows the identification of these substances through metal, soil and other barriers, our technology is non-invasive, meaning that the substances being inspected need not be physically tested or otherwise handled. Because our technology is fully automated, it can operate remotely without the need for operator interpretation of the results.

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

OPERATING RESULTS

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2003

For the three months ended January 31, 2004, we incurred a net loss of $1,485,000, as compared to a net loss of $2,597,000 for the same period in 2003.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

Our general and administration expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, professional services such as legal, accounting, investor and public relations. Some of the expense categories include amounts for stock-based compensation for common stock, warrants and stock options issued to non-employees as partial compensation for services rendered.

Our general and administration expenses were $1,186,000 for the three months ended January 31, 2004 versus $2,343,000 for the same period in 2003 or a decrease of $1,157,000. A comparison of the major components of the decrease in general and administration expenses follows:

                                                     Three Months Ended
                                            ------------------------------------    Increase/
                                            January 31, 2004    January 31, 2003   (Decrease)
                                            ----------------    ---------------- ------------
Legal fees                                       $   145,000        $     9,000  $   136,000

Accounting fees                                       75,000             45,000       30,000

Public relations                                      55,000             79,000      (24,000)

Investor relations                                    39,000            387,000     (348,000)

Consultants                                          532,000            356,000      176,000

Facilities                                            13,000             33,000      (20,000)

Directors liability insurance                         39,000             26,000       13,000

Salaries and benefits                                145,000          1,166,000   (1,021,000)

Travel                                                43,000             31,000       12,000

All other                                            100,000            211,000     (111,000)
                                            ----------------    ---------------- ------------
                      Total                      $ 1,186,000        $ 2,343,000  $(1,157,000)
                                            ----------------    ---------------- ------------

Legal and accounting fees increased due to increased SEC filing activity in the current fiscal quarter compared to the previous fiscal year's quarter.

Investor relations decreased in the current period compared to the same period last year because of two stock option grants issued to two different investor relations firms in the prior year, resulting in $210,000 of additional compensation expense related to the stock option grants. In the fiscal year 2003 period, the company's investor relations firm initiated an investor out-reach program which cost $100,000. We had no comparable expense in the current period.

The Company has various arrangements with consultants to provide services such as business development, business and financial consulting.

Some of these consultants agree to accept common stock, warrants and options for partial payment for their services. For the three months ended January 31, 2004 the Company incurred $45,000 in cash and accrued compensation for services provided compared to $112,000 for the same period in 2003. During the same periods, the Company recognized $487,000 and $244,000, respectively in stock-based compensation.

The Company maintains $2,000,000 of Directors and Officers liability insurance. The current policy which began on May 30, 2003 was obtained at a much higher rate that the policy that expired in May 2003.

The Company's cash and accrued salaries and benefits were higher in the current period because of scheduled salary and benefit increases contained in the employment agreement with the Company's Chairman and CEO and increases for other employees. During the quarter ended January 31, 2003, the Company issued a significant number of stock options to a former CEO and recognized $1,067,000 in stock-based compensation during the period.

RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits, facilities, consulting services and travel.

Our research and development expenses were $209,000 for the three months ended January 31, 2004 versus $254,000 for the same period in 2003 or a decrease of $45,000. A comparison of the major components of the decrease in research and development expenses follows:

                                                               Three Months Ended
                                                    -----------------------------------------     Increase/
                                                      January 31, 2004    January 31, 2003        (Decrease)
                                                    ------------------- --------------------- ------------------
          Salaries and benefits                      $       170,000       $     110,000        $    60,000

          Travel                                               1,000              15,000            (14,000)

          Consultants                                          9,000              54,000            (45,000)

          Depreciation                                        36,000              32,000              4,000

          Facilities                                          16,000               3,000             13,000

          Supplies                                            64,000              19,000             45,000

          Other                                               17,000              21,000             (4,000)

          Grant income                                      (104,000)                 -            (104,000)
                                                    ------------------- --------------------- ------------------
                                                     $       209,000       $     254,000        $   (45,000)
                                                    ------------------- --------------------- ------------------

Salaries and benefits increased in the current fiscal quarter compared to the same quarter in the prior fiscal year because the Company added additional scientific personnel to advance the development of its detection systems. The use of consultants decreased during the same period because the work formerly done by consultants was done by Company personnel.

The Company added $482,000 of equipment during the year ended April 30, 2003 and $182,000 during the nine months ended January 31, 2004. Most of the equipment purchased was for research and development purposes. Depreciation expenses increased in the current fiscal quarter compared to the same quarter in the prior year due to the increased purchases of research and development equipment.

The Company moved into new office space in November 2002. Under the terms of the three-year lease agreement, the Company pays $8,000 per month in rent, of which $4,000 per month is allocated to research and development activities. The Company also leases a test site and incurred $4,000 during the current quarter and did not have a similar facility during prior years quarter.

The Company incurred $64,000 in research and development supplies during the current quarter to prepare our prototype detector systems to be demonstrated to various potential customers.

In August 2002, our project to develop and test an anti-tank landmine detection system was competitively selected by the Department of Defense Small Business Innovation Research (SBIR) program to receive up to $780,000 in funding over two years for Phase II testing and development of the system. On January 15, 2003, we executed the development contract with the Department of Defense. We have commenced work under the first year of the contract valued at $415,000. In January 2004, the Department of Defense informed the Company that it will exercise its option for the second year of the contract, valued at approximately $364,000. Work will commence on the second year of the contract on or about March 1, 2004.

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. We accompany those written reports with an invoice for one-twelfth of the first-year contract amount or $34,583. When the written report is accepted by the Department of Defense, we receive payment in about 30 to 45 days after invoice. We had income attributable to Phase II of the development contract of $104,000 during the three months ended January 31, 2004 and no grant income during the same period in 2003.

DEPRECIATION

Depreciation expense for the three months ended January 31, 2004 and 2003 was $36,000 and $32,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

OTHER INCOME AND EXPENSE

Interest expense for the current fiscal quarter was $13,000 compared to $3,000 in the same period in the prior year. Interest expense increased in the current fiscal quarter because the convertible notes payable to the Company's legal counsel with an interest rate of 10% were outstanding. No comparable interest bearing debt was outstanding during same period of the prior year. The company also recorded as financing expense a beneficial conversion of $76,000 related to convertible notes payable to related parties during the current quarter.

Interest income during the current fiscal quarter was $100 compared to $3,200 in the same period in the prior year. During the current quarter the Company had an average balance of $75,000 in its cash investment account compared to $500,000 in the same period of the previous year.

NINE MONTHS ENDED JANUARY 31, 2004 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 2003

For the nine months ended January 31, 2004, we incurred a net loss of $4,242,000, as compared to a net loss of $4,510,000 for the same period in 2003.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

Our general and administration expenses were $3,594,000 for the nine months ended January 31, 2004 versus $3,729,000 for the same period in 2003 or a decrease of $135,000. A comparison of the major components of the increase in general and administration expenses follows:

                                                                Nine Months Ended
                                                    ----------------------------------------       Increase/
                                                     January 31, 2004    January 31, 2003         (Decrease)
                                                    ------------------  --------------------  ------------------
          Legal fees                                   $  587,000           $  319,000           $  268,000
          Accounting fees                                 164,000              105,000               59,000
          Public relations                                160,000              156,000                4,000
          Investor relations                              194,000              506,000             (312,000)



          Consultants                                   1,548,000              810,000              738,000
          Facilities                                       52,000               43,000                9,000
          Directors liability insurance                   107,000               63,000               44,000
          Salaries and benefits                           342,000            1,330,000             (988,000)
          Travel                                          167,000               92,000               75,000
          All other                                       273,000              305,000              (32,000)
                                                    ----------------------------------------  ------------------
                                Total                  $3,594,000           $3,729,000           $ (135,000)
                                                    ----------------------------------------  ------------------

Legal and accounting fees increased due to increased SEC filing activity in the current fiscal period compared to the same period in the previous year.

Investor relations decreased in the current period compared the same period last year because of two stock option grants issued to two different investor relations firms in the prior year, resulting in $357,000 of additional compensation expense related to the stock option grants.

The Company has various arrangements with consultants to provide services such as business development or business and financial consulting.

Some of these consultants agree to accept common stock, warrants and options for partial payment for their services. For the nine months ended January 31, 2004 the Company incurred $291,000 in cash and accrued compensation for services provided compared to $292,000 for the same period in 2003. During the same periods, the Company recognized $1,257,000 and $518,000, respectively in stock-based compensation.

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

The Company's cash and accrued salaries and benefits were higher in the current period because of scheduled salary and benefit increases contained in the employment agreement with the Company's Chairman and CEO and increases for other employees. During the year ended January 31, 2003, the Company issued a significant number of stock options to a former CEO and recognized $1,067,000 in stock-based compensation during the period.

Travel expenses for the current period were higher due to a significant increase in travel related to public and investor relations activity, which did not occur in the prior period.

RESEARCH AND DEVELOPMENT

Our research and development expenses were $547,000 for the nine months ended January 31, 2004 versus $555,000 for the same period in 2003, or a decrease of $8,000. A comparison of the major components of the research and development expenses follows:

                                                               Nine Months Ended
                                                    ----------------------------------------      Increase/
                                                     January 31, 2004     January 31, 2003       (Decrease)
                                                    ----------------------------------------  ------------------
          Salaries and benefits                         $ 469,000            $ 264,000            $ 205,000
          Travel                                            7,000               58,000              (51,000)
          Consultants                                      43,000               86,000              (43,000)
          Depreciation                                     97,000               73,000               24,000
          Supplies                                        149,000               41,000              108,000



          Moving                                           20,000                2,000               18,000
          Other                                            73,000               72,000                1,000
          Grant income                                   (311,000)             (41,000)            (270,000)
                                                    ----------------------------------------  ------------------
                                                        $ 547,000            $ 555,000            $  (8,000)
                                                    ----------------------------------------  ------------------

Salaries and benefits increased in the current period compared to the same period in the prior fiscal year because the Company added additional scientific personnel to advance to development of its detection systems. The use of consultants was about the same during the same period.

The Company added $482,000 of equipment during the year ended April 30, 2003 and $182,000 during the nine months ended January 31, 2004. Most of the equipment purchased was for research and development purposes. Depreciation expenses increased in the current period compared to the same period in the prior year due to the increased purchases of research and development equipment.

The Company incurred $149,000 in research and development supplies during the period to prepare our prototype detector systems to be demonstrated to various potential customers.

In August 2002, our project to develop and test an anti-tank landmine detection system was competitively selected by the Department of Defense Small Business Innovation Research (SBIR) program to receive up to $780,000 in funding over two years for Phase II testing and development of the system. On January 15, 2003, we executed the development contract with the Department of Defense. We have commenced work under the first year of the contract valued at $415,000. In January 2004, the Department of Defense informed the Company that it will exercise its option for the second year of the contract, valued at approximately $364,000. Work will commence on the second year of the contract on or about March 1, 2004.

Under the terms of the contract, we are required to submit monthly written reports detailing our progress under the contract. We accompany those written reports with an invoice for one-twelfth of the first-year contract amount or $34,583. When the written report is accepted by the Department of Defense, we receive payment in about 30 to 45 days after invoice.

We had grant income attributable to Phase II of the development contract of $311,000 during the nine months ended January 31, 2004 and $41,000 during the same period in 2003, which was attributable to Phase I of the development contract.

DEPRECIATION

Depreciation expense for the nine months ended January 31, 2004 and 2003 was $103,000 and $72,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

OTHER INCOME AND EXPENSE

Interest expense for the current fiscal quarter was $26,000 compared to $9,000 in the same period in the prior year. Interest expense increased in the current fiscal period because the convertible notes payable with the Company's legal counsel with an interest rate of 10% was outstanding. No comparable interest bearing debt was outstanding during the same period of the prior year.

Interest income during the current fiscal quarter was $1,000 compared to $6,600 in the same period in the prior year. During the current fiscal period, the Company had an average balance of $100,000 in its cash investment account compared to $475,000 in the same period of the previous year.

During the nine months ended January 31, 2003, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director of the Company. The warrants vest immediately, are exercisable at $1.50 per share, and expire on May 31, 2005. Since the Company was in default on the note payable for $150,000 to this shareholder/former officer/director of the Company, the Company granted these warrants. Accordingly, the Company recorded financing expense of $223,710 during the three months ended July 31, 2003.

The fair value of the warrants were determined using the Black Scholes model. The company also recorded as financing expense a beneficial conversion of $76,000 related to convertible notes payable to related parties during the current fiscal year.

RECENT ACCOUNTING PRONOUNCEMENTS

The subsection of Note 3 to the unaudited Notes to the Financial Statements entitled "Recently Issued Accounting Pronouncements" is incorporated herein.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, we had unrestricted cash and cash equivalents of $208,000. We used $1,845,000 for operating activities and approximately $182,000 to acquire equipment in the nine months ended January 31, 2004. Of our current net loss, we recorded approximately $1,044,000 in non-cash expenses related to the issuance of common stock and stock based securities as compensation for services. During the nine months ended January 31, 2004, we raised approximately $1,626,000 from sales of common stock, net of commissions and $335,000 from the sale of convertible notes payable - related parties. During the current fiscal year, we also collected $443,000 of common stock sales subscribed during the year ended April 30, 2003. Our Chairman and CEO also loaned the Company $36,000 and agreed to take a note payable for certain salary and expense reimbursements which total $20,000. As of January 31, 2004, we had liabilities of approximately $1,510,000 which exceeded our cash on hand. The Company has to continue to sell equity in order to pay for on-going operations and pay its present liabilities.

During the nine months ended January 31, 2004, the Company's other current assets decreased by $227,000. The decrease is due to write-off of $219,000 of the current portion of unamortized stock -based compensation for non-employee consultants. The long term portion of $296,000 for option grants was also written-off during the same period as the agreement to which the option grant applied was terminated. Also during the nine months ended January 31, 2004, accounts payable and accrued expenses when combined increased by $459,000. This increase is due primarily to the increase in convertible notes payable - related party to the Company's legal counsel of $538,000 during the period offset by a reduction of trade accounts payable and accrued expenses of $100,000 during the period due to increased sources of cash during the period.

In February 2004, the Company sold 466,666 shares of its common stock and raised $237,750, net of cash commissions. In connection with these sales, the Company also issued 784,117 warrants to purchase its common stock at exercise prices ranging from $0.49 to $1.65. The Company allocated $166,000 to the warrants issued as a cost of raising capital. In connection with these sales, the company also issued 6,000 shares of common stock valued at $7,460 and 41,667 warrants with weighted average exercise price of $0.64

In February 2004, the Company collected $50,000 from the January 2004 sale of a convertible note payable described in Note 11-Shareholders' Equity.

As described in Note 11-Shareholders' Equity, the investors of the convertible notes payable also have the option to purchase an additional $1,550,000 worth of convertible notes payable on the same terms as described above. The additional purchases can be made at any time after the effectiveness of the company's registration statement and if the price of the company's common stock is above $0.92. One of the investors has a mandatory obligation to buy an additional $850,000 of convertible notes payable. The additional convertible notes payable also contain 9,174,815 warrants to purchase the company's common stock at exercise prices of $0.45 to $1.50. The exercise term of the warrants are between 120 days and three and one-half years after purchase.

As of January 31, 2004 the Company was in default of a note payable totaling $40,000 with a shareholder and related party. The note payable has been in default since November 1997.

The Company instituted cost-cutting measures in March 2003 that included a reduction in head count and replacement of an investor relations firm. These cost cutting measures would have resulted in annual savings of $400,000 through January 31, 2004. These savings have been more than offset by other increased costs of operations summarized above.

In August 2003, the Company signed an agreement with an investment bank to support its bid to obtain a

$1,600,000 grant contract with the U.S. Navy to develop a prototype SuperSenzor for detection of biological agents in sealed containers. The investment bank has confirmed to the Navy that it would provide the necessary funding of a minimum of $2,500,000 and a maximum of $4,000,000, by purchasing free trading common stock of the Company at prices to be negotiated to guarantee that the Company will have sufficient funding through the performance of an 18-month contract. The Company estimates that its costs consisting mainly of research and development personnel costs and prototype equipment purchases to execute the proposed contract with the U.S. Navy will be in a range from $800,000 to $1,200,000. If the Company is awarded the proposed contract, we anticipate that the contract payments would finance the contract expenses.

In exchange for the guarantee, the Company will owe fees to the investment bank ranging from $50,000 (if the contract is not awarded to the Company) to $150,000 (upon the award of the contract). The Company had been approved for a grant of $1,600,000; however, the Contracting Office of the Naval Surface Warfare Center denied the contract due to the Company's financial condition. During the nine months ended January 31, 2004, the Company recorded a liability for $50,000 under this agreement.

As of January 31, 2004, we issued unsecured convertible promissory notes at 10% interest totaling $538,000 to our legal counsel for legal services provided to the Company. The legal fees were expensed as a general and administration expense in the periods incurred. The notes are due on April 30, 2004 unless converted into common stock. Also in June 2003, the Company issued 300,000 shares of common stock to its legal counsel to pay $100,000 worth of legal fees. The numbers of shares of common stock and the price per share issued to our legal counsel was negotiated by the parties in order to offset $100,000 of legal services.

In August 2003, the Company announced the incorporation of HiEnergy Defense, Inc. a subsidiary that will focus on developing and marketing defense applications of the Company's SuperSenzor technology. During the nine months ended January 31, 2004, we invested $95,000 in HiEnergy Defense, Inc.

In January 2004, the Company signed an agreement with a contractor to build tenant improvements in the newly acquired production and testing space. The Company expects to spend approximately $50,000 on the tenant improvements which should be completed in March 2004 and $100,000 for additional prototype equipment ordered in February 2004.

Below is a summary of our agreements presently in effect showing the monthly and annual minimum cost:

                                                                    MINIMUM       MINIMUM
                                   BEGINNING         ENDING         MONTHLY       ANNUAL
         COMMITMENTS                 DATE             DATE           COST         COST                STATUS
-----------------------------------------------------------------------------------------------------------------------
Employment agreement
  with Chairman and CEO        January 2002     December 2006    $  18,800      $ 225,600   In effect

Building lease agreement       September 2002   September 2005   $  12,623      $ 151,476   In effect

Test site lease agreement      July2003         June 2004        $   1,200      $  14,400   In effect

Public relations services      November 2002    February 2003    $  12,500      $ 150,000   Month to month

Investor relations services    January 2004     June 2004        $   5,000      $  60,000   In effect

Business development services  July 2002        October 2003     $  20,000      $ 240,000   Terminated in October 2003

Investor relations services    April 2003       December 2003    $   6,500      $  78,000   Terminated in December 2003

PLAN OF OPERATION

Our overriding corporate focus through April 30, 2005 will be to ramp-up our marketing activities for our C3C CarBomb Finder. In the meantime, we will reduce other research and development efforts to achieve that goal. The principal research and development projects affected will be on our 3B3 Bomb Squad Detector, 3UXO3 Unexploded Ordinance Sensor and 7AT7 Anti-tank Landmine Detector, which are the furthest along in the development stage.

We believe that we will incur costs of between $6,370,000, assuming we have no sales, and $8,860,000, based upon projected sales as we ramp-up sales volumes for the C3C CarBomb Finder, from February 1, 2004 through April 30, 2005. The $6,380,000 includes approximately $5,250,000 in general and administrative, sales and marketing, and research and development costs, $120,000 in capital expenditures and $1,000,000 in one-time development costs. The increase in costs from $6,370,000 to $8,860,000 is based primarily upon the cost of materials related to 3C3 sales, as opposed to labor costs or indirect costs since they are fixed and already included as part of the general and administrative and research and development costs.

We anticipate that the employees and consultants currently engaged by the company will be able to handle any additional administrative, research and development, sales and marketing, and manufacturing requirements through this period, and therefore do not anticipate that we will need to employ any significant number of additional employees or consultants. Our current facilities will also be adequate to conduct all of our operations, including manufacturing, during this period. If we experience significant demand, however, we will expand both our personnel and facilities accordingly.

As of January 31, 2004, we had $208,000 in cash available to fund the aforesaid costs. Although we expect to receive sales revenues from the sale of our 3C3 CarBomb Finder through the April 30, 2005 period, our product pricing is based upon competitive conditions and certain minimum sales volumes, and we do not anticipate that the sale of the 3C3 product will generate profits on a unit-over-unit basis until after April 30, 2005. We have no current arrangements for obtaining this additional capital, and will seek to raise it in one or more increments through one or more of contract advances, loans, public or private sales of debt or equity securities for cash, or satisfaction of indebtedness with equity securities. Since our research and development costs are generally fixed, we will also be able to offset a portion of these costs from the proceeds of any government grants or research and development contracts we may be able to obtain. In the longer term, we do not anticipate that we will be cash flow positive based solely on projected sales revenues less operating costs until after April 30, 2005. We anticipate that we will need to raise between $10,000,000 and $15,000,000 in equity or debt financing until such time as we become cash flow positive from product sales and government grants.

We cannot give assurance that we will be able to secure the additional capital we require to continue our operations at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies on terms we would not otherwise consider. Our inability to raise sufficient additional working capital to carry us beyond the point of receipt of meaningful revenues would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. These factors, among others, as discussed in Note 3 to our financial statements contained in this report, raise substantial doubt about our ability to continue as a going concern.

RISKS RELATED TO OUR BUSINESS

An investment in our common stock involves a high degree of risk. In addition to the other information in this report, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. Any of the following risks could actually harm our business, financial condition and operating results to a very material extent. As a result, the trading price of our common stock could decline rapidly, and you could lose all of your investment.

WE UNDERSTAND THERE PRESENTLY IS A FORMAL SEC INQUIRY THAT RELATES TO INVESTORS IN OUR PREDECESSOR COMPANY ABOUT THE TIME OF THE REVERSE TAKEOVER TRANSACTION BETWEEN SLW ENTERPRISES INC AND HIENERGY MICRODEVICES, INC.

We were first made aware by a reporter with the Dow Jones News Service that there may be an alleged relationship between an individual by the name of Mr. Phil Gurian, who had previously been convicted and awaits sentencing for previous alleged stock manipulation schemes, and Mr. Barry Alter, who was a former director and Chief Executive Officer of each of SLW and HiEnergy Technologies. We initiated an independent investigation into whether such relationship existed, and if so, to determine further whether we or any of our directors or officers engaged in wrongdoing. The investigation concluded that Mr. Alter had contact with Mr. Gurian in connection with the reverse takeover of HiEnergy Microdevices by SLW in April 2002. Mr. Gurian was never a record stockholder of SLW or HiEnergy Technologies or HiEnergy Microdevices. However, we believe that Mr. Gurian introduced other investors to SLW who did own our stock or do own our stock. Our investigation revealed that some stockholders who purchased significant amounts of SLW shares shortly prior to the reverse takeover knew or had other business dealings with Mr. Gurian. One of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a substantial profit. We believe that, innocently or intentionally, Mr. Alter knew of these purchases. After our independent investigation concluded, the Dow Jones News Service has developed further its story about various connections that allegedly may have existed between these and other investors and Mr. Gurian himself and other connections including some between a former market maker and Mr. Gurian. We continue the development of our technology and products. Thus far our efforts are proceeding undisturbed and without interruption. Naturally, we cooperated fully with the SEC's every request. We feel that we have fully complied with the request by the SEC for information. For instance, we have provided over 3,000 pages of documents. We will also rely upon the SEC's investigation to help us determine whether and what kind of corporate legal action is appropriate. We anticipate that the SEC will not swiftly conclude its investigation.

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

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2003, 2002 and 2001 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2003, the Company incurred a net loss of $5,411,265, and it had negative cash flows from operations of $2,966,997. In addition, the Company had an accumulated deficit of $8,981,620 and was in the development stage as of April 30, 2003. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur any time. It is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors mentioning substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in the Company, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED THUS WE ARE REDUCING OUR DEPENDENCE ON GOVERNMENTAL CUSTOMERS, WHICH CAN REQUIRE LONGER THAN AVERAGE LEAD TIMES BEFORE SALES ARE MADE.

We have incurred net losses since our inception. For the nine months ended January 31, 2004, we reported a net loss available to common shareholders of approximately $4,854,000, as compared to a net loss available to common shareholders of approximately $5,356,000 for the nine months ended January 31, 2003. Our accumulated deficit through January 31, 2004 was approximately $13,835,000. We have financed operations to date through a combination of government funding and equity financing. As of January 31, 2004, we had received an aggregate of approximately $690,000 in government grant funding as from the U.S. Department of Defense, U.S. Energy Department and U.S. Customs Service. We expect that our losses will continue in fiscal year 2004-5 and further into the future. We cannot assure you that we will attain profitable operations in the future. In the past, the cash available from financial sources has funded operations with aggregate losses that has left a deficit at January

31, 2004 of $453,000. It appears that our financial requirements until we can generate sufficient revenues from sales to cover our operating costs are between $10,000,000 and $15,000,000. One of the reasons for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times.

WE MAY OWE INDEMNIFICATION OBLIGATIONS TO OUR CURRENT AND FORMER DIRECTORS AND OFFICERS.

Our certificate of incorporation and bylaws contain provisions that provide for indemnification of officers and directors, in each instance to the maximum extent permitted by law. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of HiEnergy Technologies under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In May 2003, our former director Barry Alter engaged his own separate legal counsel with respect to the SEC investigation regarding SLW Enterprises and demanded that we advance him in excess of $24,000 in connection with the investigation that the SEC has conducted. We did not advance him these expenses, and he brought an action against us in Delaware seeking payment of his costs and expenses, then he subsequently informed us that the action had been voluntarily dismissed without prejudice. Mr. Alter could make further demands for advancement of expenses, and the voluntary dismissal of his action does not prevent him from initiating a new action to recover past, present, and future expenses from us. See "Legal Proceedings" for more information. A stockholder's investment in our company may be adversely affected to the extent that we pay costs of settlement and damage awards against directors or officers under the indemnification provisions of the certificate of incorporation and bylaws. The impact on a stockholder's investment in terms of the costs of defending a lawsuit on behalf of a director or officer may also deter us from bringing suit against former directors or officers. Claims for indemnification under our certificate of incorporation or bylaws may also dissuade us from bringing lawsuits against current or former directors or officers.

UNDER THE FEDERAL SECURITIES LAWS, PURCHASERS OF OUR COMMON STOCK IN A PRIOR PRIMARY OFFERING WOULD HAVE THE WAIVABLE RIGHT TO SELL THEIR SHARES BACK TO THE COMPANY.

We were a small company as compared with most public companies. Rules and regulations under the Securities Act of 1933 do not permit us to conduct a public offering on a continuous basis at varying prices or a negotiable price. Under the federal securities laws, purchasers of our common stock in the public primary offering would have the waivable right to sell their shares back to the Company.

We sold approximately 2,300,000 shares of our common stock through a prior offering with a prospectus that did not include the fixed pricing information required by the Securities Act (unless expressly permitted pursuant to Rule
415). We negotiated these sales with individual purchasers who paid between $0.33 and $0.35 per share for the shares under a prospectus that did not include one fixed price for the sale of these shares. The Company raised $748,000, net of offering costs from five sales of common stock during April and June 2003. If we fix one price per registration statement, we are eligible to conduct a primary offering under the federal securities laws and rules. We have ceased sales of the negotiated-price type and intend to re-file a registration statement with the SEC that, as of or at the time of effectiveness, has an established price before consummating a primary offering of our shares. Because we previously had conducted an offering for which we are not eligible, the purchasers of our common stock in that offering could be entitled for a period of approximately two years from the date of purchase to sell their shares of common stock back to the Company at the purchase price plus interest. We are in the process of obtaining waivers and consents from all of the purchasers, and, thus, do not anticipate any obligation or liability for repurchase of these shares.

PREVIOUS PURCHASERS OF OUR SECURITIES AND STOCKHOLDERS COULD ATTEMPT TO ASSERT CLAIMS AGAINST US FOR INADEQUATE DISCLOSURE.

Facts related to Mr. Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described below in the Risk Factors sections captioned "We understand there presently is a formal SEC inquiry that relates to investors in our predecessor company about the time of the reverse takeover transaction between SLW Enterprises, Inc. and HiEnergy Microdevices, Inc." and "Former director's outside legal proceedings were not promptly disclosed to the public," were not known to us and were not disclosed in sales materials or filings with the SEC until February 2003. We do not believe that the information was material, and we believe that we have valid defenses against liability under the Securities Act of 1933, the Securities Exchange Act of 1934 and other state and federal securities laws. However, if a court decides to the contrary, that could result in liability under the Securities Act or under the Securities Exchange Act, or under state securities laws. State securities laws may apply similar or different standards as the federal laws. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable. Obviously, we have disclosed these matters to the stockholders and the public. Therefore, purchasers in this offering, and any other purchasers of shares of our common stock subsequent to our making such disclosure in February 2003 would have no basis to bring any cause of action for our previously having failed to ascertain and disclose such facts. In April, June and October 2002, we sold 5,204,248 shares of our presently outstanding common stock for gross proceeds of approximately $4,455,000 in private equity offerings and these persons and some other stockholders of ours during calendar year 2002 could make such allegations.

WE MAY BE ADVERSELY AFFECTED BY PRIOR WEAKNESSES IN OUR INTERNAL CONTROLS AND LACK OF SEGREGATION OF DUTIES THAT IS IN THE PROCESS OF IMPROVEMENT.

We believe that our current system of internal controls is generally adequate and we have a program in place to make periodic assessments of the adequacy of our internal control systems. We previously had a general weakness in recording equity transactions involving the grants of options and warrants which caused us to record these transactions at a later date than incurred, although this weakness did not result in any improper reporting on our financial statements. During the year ended April 30, 2003 we implemented additional internal controls to address this weakness. We now have a full time person responsible for the control of agreements involving equity. Our Chairman and CEO and Board of Directors must approve all agreements regarding the sale of equity and the issuance of warrants and stock options. The Company has a very small finance and accounting staff and due to the limited resources of the Company and the small accounting staff, it is not always possible to have optimum segregation of accounting and finance duties. However, we believe that our current system of segregation of duties which affect control over cash, acquisition and disposal of assets and equity transactions are generally adequate and do not have any negative impact on our financial reporting system.

WE HAVE ONE INDIVIDUAL SERVING AS OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND TREASURER.

Although our Chairman has had thirty years experience as Chief Executive Officer with private companies, this is his first public company. Dr. Maglich is not only responsible for the research and development of our technology, but is also continuously making inventions in the field and while actively involved in critical business initiatives, decisions, and negotiations on financing and marketing the Company's technology through various presentations to the scientific and business community. We have not sought key man insurance with respect to Dr. Maglich or any of our executive officers. We do not have a formally approved succession plan.

OUR PRODUCTS ARE SUBJECT TO RADIATION SAFETY REGULATIONS AND LICENSING REQUIREMENTS. COMPLYING WITH THESE REQUIREMENTS MAY RESULT IN DELAYS IN THE DEPLOYMENT OF OUR PRODUCTS

Our products utilize a process that results in neutron radiation. As the manufacturer of a fast neutron emitting device, we must comply with applicable governmental laws and regulations and licensing requirements, such as those promulgated by the Nuclear Regulatory Commission and the Food and Drug Administration, governing radiation exposure in the design and operation of our products, including appropriate shielding. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray machines. Further, we believe that the design and incorporation of appropriate shielding in our products and the development of appropriate operating procedures in view of their intended use are, as an engineering and public safety matter, relatively straight-forward matters. Nevertheless, compliance with the licensing requirements of these rules and regulations entails additional costs, effort and time in bringing our products to market.

WE ARE A DEVELOPMENT STAGE COMPANY, AND WE MAY NOT BE ABLE TO ACHIEVE POSITIVE CASH FLOWS.

We are a development stage company. While we have commercially introduced our first commercial product to date, our Stoichiometric CarBomb Finder 3C3 in January 2004, we have no contracts or sales revenues to date. As a result, we have limited resources. Also, our business model is still in an evolving stage. We have responded to the markets that present themselves at the time, and as such, our business and marketing approach may change from time to time while there is a significant interest in our product. No assurances can be made that the changes in the marketing of our products will meet with success. Our business plan might benefit from modification and optimization if we had more past experience executing our own business strategies. Our potential ability to generate income is unproven.

OUR COMPETITORS HAVE STRONGER FINANCIAL RESOURCES; HOWEVER, OUR STOICHIOMETRIC CARBOMB FINDER IS TECHNICALLY INTRINSICALLY SUPERIOR TO OTHER DETECTORS USING FAST NEUTRONS.

Our competitors are established companies with operating histories and existing contracts and relationships with the potential customers. Other enterprises may be seeking to develop products with similar capabilities. However, they do not currently have the capability to decipher chemical formulas. Also we do have some patents pending, proprietary firmware designs and know-how that gives us the technical advantage over them. If we are unable to commence serial manufacturing CarBomb Finders within a reasonable period of time and if other stoichiometric technologies are developed, we may miss the opportunity to capitalize on our lead-time to market. A delay in sales may result in foregone potential sources of investment or revenue. Field tests have demonstrated the capability of our stoichiometric technology. Experiments to increase the effectiveness of our technology are ongoing. The development of future products based on our technology may take longer, cost more or be more difficult than expected. We believe that our competition had been discouraged from duplicating our research because of general skepticism that such an instrument can be successfully made into an industrial product. The concept upon which our product is based was previously considered impractical for industrial production by a review committee in 1989, but has been revived by Dr. Maglich with the state-of-the art technology 10 years later. However, as our competitors learn that we have successfully demonstrated our product, they may be further encouraged to pursue similar devices.

INFORMATION RELATING TO ANY INVENTION THAT IS INVENTED UNDER A SMALL BUSINESS INNOVATION RESEARCH AND DEVELOPMENT CONTRACT MAY BECOME PUBLIC AT SOME FUTURE TIME.

A portion of our research and development costs relating to the development of our advanced SuperSenzor technology for anti-tank landmine identification purposes is being funded under a Small Business Innovation Research (SBIR) contract. This development work essentially involves the incorporation of sophisticated directional features into our core MiniSenzor technology.

If an invention is made under an SBIR contract, it must be reported to the granting agency. The U.S. federal government has royalty-free rights in the products and data resulting from our federal government SBIR contracts. We nevertheless own the data and title to the products resulting from those contracts and are permitted to obtain patent protection. The U.S. federal government does not contractually undertake to protect data or inventions from public disclosure beyond four years after the term of an SBIR contract. Also, the federal government might also create competition by utilizing its own right and license to any technology developed under the SBIR contract if it is not being developed by the inventor. Therefore, our competitors possibly could gain access to certain information relating to our SuperSenzor advancements or any other technologies we develop under SBIR contracts.

WE MAY BE UNABLE TO SECURE ANTICIPATED GOVERNMENTAL FUNDING FOR FUTURE PRODUCTS.

We plan to apply for several government contracts for the development of future projects in the future; however, such contracts may or may not be obtained. We have successfully obtained a total of seven government development contracts to date from the U.S. Department of Defense, U.S. Department of Energy and U.S. Customs Service to finance our research and development. We have failed to obtain other government contracts for which we had made proposals, although one of these is currently under a second review by the U.S. Navy. These contracts may be denied for reasons that include funding of the program (presently at issue in our Navy proposal), our financial position and abilities (which has twice before been the basis for declining our proposals), or other reasons. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.

RETAINING AND HIRING KEY TECHNICAL AND SCIENTIFIC PERSONNEL IS A CHALLENGE.

The potential success of our business depends to a great extent on the talent and resources of our key managers and employees. Our Chairman is cultivating a product development team that will be self sufficient and can work with minimal supervision. We do anticipate hiring additional senior personnel. As a result, our future growth and success will depend in large part upon our need and ability to attract and retain qualified personnel.

WE MAY HAVE INCREASING DIFFICULTY TO ATTRACT AND RETAIN OUTSIDE MEMBERS OF OUR BOARD OF DIRECTORS.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to continue obtaining directors and officers liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board. The fees of directors will rise in response to increased exposure to such risks.

LIKE ANY TECHNOLOGY COMPANY, PROPRIETARY RIGHTS MUST BE ONE OF THE MATERIAL FACTORS TO OUR SUCCESS. PROPRIETARY RIGHTS ARE SUBJECT TO VARIOUS LIMITATIONS, POTENTIAL FOR AVOIDANCE, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS.

We do not solely rely on contractual rights, patents, copyrights or other legal protection of intellectual property for any aspect of our technology. Because the combination of contractual rights, patents and copyrights may only provide narrow protection of our proprietary rights, we also rely on the protection afforded by our trade secrets, rapid innovation and advancement of technology and scientific expertise. However, we believe that our products in development could benefit from patent protection, and have to date filed six pending patent applications in the United States, the European Union, Canada, and Japan. Although we rely to a great extent on trade secret protection for much of our technology and plan to rely in the future on patents to protect a portion of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology and utilize it where we have no patents. The failure or inability to protect these rights and to fully exploit these rights could have a material adverse effect on our operations due to increased competition or the expense of prosecuting infringements of our intellectual property. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results. Investors could lose their entire investment.

We may receive infringement claims from third parties relating to our anticipated products under development and related technologies. Should an infringement claim be filed, we would investigate the validity of the claim and, if we believed the claims to have merit, respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third party vendors for incorporation into the products we are developing, we would forward those claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs in defending any legal action taken against us.

OUR SUCCESS IN THE FUTURE WILL DEPEND UPON CONTINUING OUR DILIGENT MANAGEMENT.

Our strategy envisions a period of expansion of operations that may put a strain on our administrative and operational resources. To effectively manage this process will require us to continue and to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified management, engineers, technicians, salespeople and other personnel.

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

INTERRUPTIONS, DELAYS OR COST INCREASES AFFECTING OUR MATERIALS, PARTS, EQUIPMENT OR SUPPLIERS MAY ADVERSELY AFFECT OUR OPERATIONS.

Our operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. In particular, there are only a few manufacturers worldwide of particle accelerators and gamma ray detectors, sophisticated and expensive equipment which are the key components of our products. Our reliance on third party suppliers limits our control over product delivery schedules or product quality. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment of adequate quality in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In the event that any of our suppliers were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate suppliers, if any, were to become available.

WE ARE INEXPERIENCED IN DOING BUSINESS IN THE MIDDLE EAST, EUROPEAN UNION AND OTHER POTENTIAL MARKETS FOR OUR PRODUCTS, AND OUR PLANS MAY RELY ON LEVERAGING THE SKILLS OF STRATEGIC PARTNERS.

Our management is inexperienced in doing business in many overseas markets in which we plan to sell our products. We may experience unexpected difficulties in our overseas marketing and sales efforts, and such efforts may depend upon leveraging the skills of strategic partners with experience in these markets. We have entered into an exclusive international distribution agreement for the initial model of our CarBomb Finder with an electronic equipment marketing company, based in London and Riyadh, for our marketing and sales efforts in the Middle East and certain European Union nations. Presently, we have not pursued any relationships with other strategic partners.

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

FORMER DIRECTOR'S OUTSIDE LEGAL PROCEEDINGS WERE NOT PROMPTLY DISCLOSED TO THE PUBLIC.

Mr. Gregory F. Gilbert, a former director of ours, was involved in several legal proceedings that were not disclosed by us in various reports with the SEC until February 2003 when we became aware of them. Details of these legal proceedings are available in those filings. Shareholders could potentially assert that we acted negligently in failing to uncover an involvement of a director personally in such legal proceedings.

CONCENTRATION OF OWNERSHIP IN OUR MANAGEMENT AND DIRECTORS MAY REDUCE THE CONTROL BY OTHER STOCKHOLDERS OVER THE COMPANY.

Our executive officers and directors own or exercise full or partial control of approximately 40% of our outstanding common stock.

As a result, they may have effective control over the Company and other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of the Company even if the Company registers and sells additional shares.

OUR BOARD OF DIRECTORS COULD BECOME STAGGERED SHOULD WE BECOME LISTED ON CERTAIN NATIONAL SECURITIES EXCHANGES, AND STOCKHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING, BOTH OF WHICH MAKE IT MORE DIFFICULT FOR A STOCKHOLDER TO ACQUIRE CONTROL OF THE COMPANY.

Our Certificate of Incorporation provides for a staggered board of directors divided into three classes of directors, with one class elected each year by the stockholders. However, California law does not allow a quasi-foreign California corporation, such as the Company, to have a staggered board without a shareholder vote and listing of the corporation on certain national securities exchanges. Should we become listed on certain national securities exchanges, stockholders could vote to stagger our board into three classes as provided in our certificate of incorporation. Our certificate of incorporation also permits only our board of directors to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of the Company. Both of these provisions generally make it more difficult for stockholders to replace a majority of directors and obtain control of the board.

ELIMINATION OF MONETARY LIABILITY OF OUR CURRENT AND FORMER DIRECTORS MAY DISCOURAGE LAWSUITS AGAINST DIRECTORS.

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

                         ITEM 3. CONTROLS AND PROCEDURES

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

HiEnergy is currently arbitrating a dispute with former consultant, Yeffet Security Consultants, Inc. ("YSCI"). HiEnergy entered into a consulting agreement with YSCI in July of 2002. Under the terms of this agreement, YSCI was to provide consulting services to HiEnergy to further the company's marketing and business objectives. On October 29, 2003, HiEnergy notified Yeffet Security Consultants that it was terminating its contract. YSCI alleges that HiEnergy breached the consulting agreement and seeks to recover $449,540.91. HiEnergy denies this allegation and intends to vigorously defend itself in arbitration.

From time to time, we may be subject to other routine litigation incidental to the ordinary course of business.

In addition, although no activity occurred in the period that is the subject of this report concerning the following matter, the following is repeated here for reference:

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

2. The independent investigators have not identified any evidence of wrongdoing following the April 2002 reverse acquisition by HiEnergy of HiEnergy Microdevices.

3. The independent investigators believe there is insufficient evidence to fully conclude that there was no wrongdoing by HiEnergy prior to the reverse merger

4. Our current officers and directors responded promptly and cooperated fully with the investigation.

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

Other legal proceedings are disclosed in our Form 10-KSB, as amended, for the previous fiscal year and our Forms 10-QSB, as amended, for previous fiscal quarters of the current year.

                          ITEM 2. CHANGES IN SECURITIES

LIST OF SALES OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED JANUARY 31, 2004

o In March 2004, we issued 40,000 shares of our common stock and 13,333 warrants to purchase common stock with an exercise price of $1.00 to Jose Manuel Cabrera Venero in exchange for $30,000 in cash, and we issued 267 warrants to purchase common stock with an exercise price of $1.00 to Julian Eguizabal Echeverria as compensation for facilitating the sale. We believe these issuances of securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

o In February 2004, we issued 133,333 shares of our common stock and 56,000 warrants to purchase common stock with an exercise price of $1.00 to the Robert J. Neborsky M.D. Inc., Combination Retirement Trust in exchange for $100,000 in cash, and we issued 2,667 shares of our common stock and 26,667 warrants to purchase common stock with an exercise price of $0.75 to Brian Corday as compensation as a finder for initiating the discussions. We believe these issuances of securities were exempt under Section 4(2) under the Securities Act.

o In February 2004, we issued 333,333 shares of our common stock and 686,450 warrants to purchase common stock with at various exercise prices to Bullbear Capital Partners, LLC in exchange for $150,000 in cash. We also issued 3,333 shares of our common stock and 15,000 warrants to purchase common stock with an exercise price of $0.45 to Brian Corday as compensation for facilitating the sale. We believe these issuances of securities were exempt under Section 4(2) under the Securities Act.

o In February 2004 we issued 99,332 shares of our common stock to various purchasers of our common stock as penalty shares for late registration of their common stock. We believe these issuances of securities were exempt under Section 3(a)(9) of the Securities Act.

o In February 2004, we issued 25,049 shares of our common stock to Richard Melnick in a cashless exercise of warrants. We believe the issuance of securities was exempt under Section 3(a)(9) of the Securities Act.

o In January 2004, we issued 55,000 shares of our common stock to Stern Consulting for consulting services. We believe the issuance of securities was exempt under Section 4(2) of the Securities Act.

o In January 2004, we issued 102,053 shares of our common stock to Richard Melnick in a cashless exercise of warrants. We believe the issuance of securities was exempt under Section 3(a)(9) of the Securities Act.

o In January 2004, we issued a convertible promissory note for $50,000 which is convertible into common stock at $0.45 per share, plus 362,222 warrants to purchase our common stock at various exercise prices to Richard Melnick, with an option to purchase an addional $300,000 convertible notes and 1,506,667 warrants on the same terms. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In January 2004, we issued a convertible promissory note for $150,000 which is convertible into common stock at $0.45 per share, plus 520,000 warrants to purchase our common stock at various exercise prices to Platinum Partners Arbitrage Value Fund LP, with an option to purchase an additional $850,000 convertible notes and 6,548,148 warrants on the same terms. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In January 2004, we issued a convertible promissory note for $185,000 which is convertible into common stock at $0.45 per share, plus 929,111 warrants to purchase our common stock at various exercise prices to Nicholas J. Yocca, with an option to purchase an additional $400,000 convertible notes and 1,120,000 warrants on the same terms. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In January 2004, we issued 78,259 shares of our common stock to various purchasers of our common stock as penalty shares for late registration of their common stock. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In January 2004, we issued warrants to purchase 30,000 shares of common stock with an exercise price of $1.25 per share to Vintage Filings, LLC. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o        In December 2003, we issued 42,254 shares of our common stock to E.
         Narbaiza in exchange for $30,000 in cash. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In December 2003, we issued 33,334 shares of our common stock and 8,334 warrants to purchase common stock with an exercise price of $1.00 per share to James Hertzog and Barbara Tawil in exchange for $25,000 in cash. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In December 2003, we issued 61,242 shares of our common stock to various purchasers of our common stock as penalty shares for late registration of their common stock. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In November 2003, we issued 200,000 shares of our common stock and 40,000 warrants to purchase common stock with an exercise price of $1.00 per share to Robert J. Neborsky in exchange for $150,000 in cash, and we issued 2,000 shares of our common stock at a price of $0.75 per share and 10,000 warrants to purchase common stock with an exercise price of $0.75 per share to Brian Corday as compensation for facilitating the sale. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In November 2003, we issued 44,187 shares of our common stock to various purchasers of our common stock as penalty shares for late registration of their common stock. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

o In November 2003, we issued 35,212 shares of our common stock and 8,803 warrants to purchase common stock with an exercise price of $1.00 per share to each of Keith Moore and Ryan Patch in exchange for $25,000 in cash from each. We believe these issuances of securities were exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act.

             ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITYHOLDERS

At the Annual Meeting of Stockholders, all five (5) of the nominees for director identified in the Company's proxy statement were elected and the Company's 2003 Stock Incentive Plan was approved. The voting was as follows:

                           FOR                AGAINST       ABSTAIN

Bogdan C. Maglich          21,640,207          73,880            0
Harb Al Zuhair             21,662,887          51,200            0
David Baker                21,672,887          41,200            0
Robert Drysdale            21,672,887          41,200            0
Whitney Stanbury           21,662,587          51,200          300

Stock Incentive Plan       15,209,728         273,855       98,882

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NUMBER    DESCRIPTION

10.1.2  (13)      Addendum No. 2 to Original Lease Agreement dated August 15,
                  2002, between the Registrant and Del Mar Avionics dated
                  January 1, 2004.
10.1.3  (13)      Addendum No. 3 to Original Lease Agreement dated August 15,
                  2002, between the Registrant and Del Mar Avionics dated
                  January 20, 2004.
10.40.3 (12)      Amendment of the Promissory Note issued to Yocca, Patch &
                  Yocca, LLP
10.53.1           Form of Amendment of Warrant dated December 15, 2003 between
                  HiEnergy Technologies,  Inc. and the purchasers of common
                  stock and warrants
10.58   (12)      Form of Stock  Purchase  Agreement  dated October 15 -
                  December 2, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants.
                  The following purchasers have executed this form of agreement:

Purchaser                            Agreement Date    No. of Shares       Total Purchase Price
---------                            --------------    -------------       --------------------
Luis Lopez Echeto                    10/15/2003        31,500              $30,000.60
Carlos S. De La Cuesta Nazabal       10/15/2003        31,500              $30,000.60
Keith & Roberta Moore                11/5/2003         35,212              $25,000.50
Ryan M. & Nancy Wright Patch         11/5/2003         35,212              $25,000.50
Robert J. Neborsky                   11/21/2003        200,000             $150,000
James Hertzog                        12/2/2003         26,667              $20,000
Barbara Tawil                        12/2/2003         6,667               $5,000


10.59 (12)        Form of Warrant Agreement dated October 28 - December 2, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants.

                      The following warrants have been issued in this form:

Holder                               Issue Date    No. of Shares    Price          Termination
------                               ----------    -------------    -----          ------------
Julian E. Echeverria                 10/28/2003    7,875            $1.25          31/2years
Julian E. Echeverria                 10/28/2003    7,875            $1.25          31/2years
Keith & Roberta Moore                11/5/2003     8,803            $1.00          31/2years
Ryan M. & Nancy Wright Patch         11/5/2003     8,803            $1.00          31/2years
Robert J. Neborsky                   11/21/2003    40,000           $1.00          31/2years
Brian D. Corday                      11/21/2003    10,000           $0.75          31/2years
James Hertzog                        12/2/2003     6,667            $1.00          31/2years
Barbara Tawil                        12/2/2003     1,667            $1.00          31/2years


10.60 (12)        Letter Agreement between SBI - USA LLC and HiEnergy
                  Technologies, Inc. dated August 1, 2003
10.61 (13)        Promissory Note issued to Bogdan Maglich by HiEnergy
                  Technologies, Inc.
10.62 (13)        Note Purchase Agreement dated January 16, 2004 between
                  HiEnergy Technologies, Inc. and Platinum Partners Value Fund
                  LP, with attached Form of Convertible Note and Warrant
10.63 (13)        Note Purchase Agreement dated January 31, 2004 between
                  HiEnergy Technologies, Inc. and Richard Melnick with attached
                  Form of Convertible Note and Warrant
10.64 (13)        Stock Purchase Agreement dated February 9, 2004 between
                  HiEnergy Technologies, Inc. and Bullbear Capital Partners, LLC with attached Form of Warrant

10.65 (13)        Letter Agreement between KCSA Public Relations Worldwide and
                  HiEnergy Technologies, Inc. dated January 6, 2003
10.66 (13)        Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Microdevices, Inc. dated March 26, 2002.
10.66.1 (13)      Assignment of Patent Rights from HiEnergy Microdevices, Inc.
                  to HiEnergy Technologies, Inc. dated November 17, 2003.
10.67 (13)        Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Technologies, Inc. dated November 17, 2003
10.68 (13)        Employment Agreement between HiEnergy Technologies, Inc. and
                  Ioana C. Nicodin dated February 3, 2004
10.69 (13)        Note Purchase Agreement dated January 28, 2004 between
                  HiEnergy Technologies, Inc. and Nicholas J. Yocca with attached Form of Convertible Note and Warrant
31.1              Certification of Chief Executive Officer and Treasurer
                  pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1              Certification of Chief Executive Officer and Treasurer
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
* Indicates a management compensatory plan or arrangement.

(12) Filed on December 16, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2003, and incorporated herein by reference.

(13) Filed on February 25, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K.

(B) REPORTS ON FORM 8-K

On November 6, 2003, we filed a report on Form 8-K dated October 30, 2003. The report disclosed that HiEnergy Technologies, Inc. was featured on Fox News Channel's national investigative report on new cutting-edge technologies currently in development for airport security.

On November 12, 2003, we filed a report on Form 8-K dated November 7, 2003. The report disclosed that HiEnergy Technologies, Inc. held its Annual Meeting of Stockholders on Friday, November 7, 2003, and that the entire report on the meeting can be viewed on HiEnergy's website.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    HIENERGY TECHNOLOGIES, INC.

Date:    March 16, 2004                             By:  /s/ B. C. Maglich
      --------------------                             ------------------------
                                                       Name:  Bogdan C. Maglich
                                                       Title: Chief Executive
                                                              Officer and
                                                              President