Form 10KSB
period 2004-04-30
HIENERGY TECHNOLOGIES INC
filed 2004-09-14
CIK 1112424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)
               /X/ Annual report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2004
                                       OR
             / / Transition report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the transition Period from ________ to __________

                        Commission file number: 0 - 32093

                           HIENERGY TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                       3826                   91-2022980
-------------------------------    -----------------      ----------------------
(State or other jurisdiction of    (Primary Standard         (I.R.S. Employer
 incorporation or organization      Industrial Code)      Identification Number)

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

As of July 30, 2004, representing the last business day of the registrant's most recently completed fiscal quarter, the registrant had 28,387,163 shares of common stock outstanding, and the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $28,103,291 million (based on the closing price of $0.99 on that day). For purposes of this calculation, voting stock held by directors and executive officers of the registrant and stockholders holding 5% or more of the registrant's outstanding common stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the registrant.

On September 8, 2004, there were 35,987,779 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES / / NO /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2004


                                                                            PAGE
PART I

Item 1      Description of Business                                            2
Item 2      Description of Property                                           24
Item 3      Legal Proceedings                                                 24
Item 4      Submission of Matters to a Vote of Security Holders               26

PART II

Item 5      Market for Common Equity and Related Stockholder Matters          50
Item 6      Management's Discussion and Analysis and Plan of Operation        57
Item 7      Financial Statements                                              67
Item 8      Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                             109
Item 8a     Controls and Procedures                                          109

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                110
Item 10     Executive Compensation                                           116
Item 11     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  120
Item 12     Certain Relationships and Related Transactions                   124
Item 13     Exhibits and Reports of Form 8-K                                 125
Item 14     Principal Accountant Fees and Services                           127

            SIGNATURES                                                       128

PART I

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, comprised of HiEnergy Microdevices, Inc., HiEnergy Defense, Inc., and HiEnergy Europe, Ltd.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB (the "Report"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements". These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect our business, operations, financial condition and future prospects, which is found under the heading Risk Factors later in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

Readers should also note that the safe harbor for forward-looking statements provided by, among other federal regulations, Section 21E of the Exchange Act are unavailable to issuers of penny stocks. As we have issued securities at a price below $5.00 per share, our shares are considered penny stocks and such safe harbors are therefore unavailable to us.

ITEM 1. BUSINESS

A Glossary of Scientific Terms has been included for the convenience of our readers, in order to help provide a better understanding of our business, and begins on page 48 of this Report.

OVERVIEW

HiEnergy Technologies, Inc. ("HiEnergy" or the "Company") is a nuclear technologies-based company focused on the research and development of proprietary, neutron-based, "stoichiometric" sensor devices, which have the ability to determine automatically, in a matter of tens of seconds and with a high degree of accuracy, whether an object or container carries dangerous or illicit selected substances, such as explosives, illicit drugs or biological agents, by deciphering the chemical formula of selected substances. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary, "stoichiometric" sensor devices and underlying technologies, and we have yet to generate any significant sales revenues from the sale of any products using our technology. Our primary focus is currently on the commercialization of our initial prototype devices, principally our "CarBomb Finder", which we intend to market to governmental and private entities and to distribute or license through industry partners. The CarBomb Finder, now in its fourth generation of prototype, has been designed to identify and confirm the presence of selected explosive substances in vehicles or containers in a non-invasive manner, such that the vehicle or container need not be manually inspected and the contained substances need not be physically tested or otherwise handled. Our stoichiometric technology has also been incorporated into three additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch: an anti-tank landmine detector, an unexploded ordnance detector, which is also useful to detect Improvised Explosive Devices ("IEDs"), both of which are typically above the ground, and a device we call a Refractorymeter which can detect fissures or erosions in the ceramic lining of oil cracking tanks. Additionally, we continue to be focused on the research and development of additional applications of our technologies and their further exploitation, both internally and through collaboration with third parties.

Our mailing address and executive offices are located at 1601-B Alton Parkway, Irvine, California 92606. Our telephone number is (949) 757-0855. Our corporate website is www.hienergyinc.com. Information contained on our website is not a part of this Annual Report on Form 10-KSB.

BACKGROUND

HiEnergy Technologies, Inc. was originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. ("SLW Enterprises" or "SLW"). SLW's initial efforts focused on establishing a web-based nutritional supplement sales business under a different trade name. The former operations and business of SLW became inactive in 2001.

On April 25, 2002, SLW Enterprises, Inc., which was then a "public shell company", was taken over by the stockholders of HiEnergy Microdevices, Inc. ("HiEnergy Microdevices"), in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of HiEnergy Microdevices, including our present Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, Dr. Bogdan Maglich, obtained the right to receive up to sixty-four percent of SLW Enterprises, Inc. Of this amount, as of the date of this Report, approximately 8% of the shares of HiEnergy Microdevices remain non-exchanged and are held by several HiEnergy Microdevices stockholders who did not participate in the voluntary share exchange, and who are not affiliates of our company. The stockholders of SLW Enterprises prior to the voluntary share exchange retained, collectively, thirty-six percent of SLW Enterprises. The reverse takeover was accounted for as a re-capitalization of HiEnergy Microdevices for accounting purposes, and HiEnergy Microdevices became our majority-owned subsidiary. Following the reverse-takeover, HiEnergy Microdevices assigned its right, title and interest in and to our two principal patents to us, which assignment was recorded at the U.S. Patent and Trademark Office on November 24, 2003, although it still possesses certain of our intellectual property rights as our subsidiary, and will continue to do so until a proposed short-form merger, previously authorized by the Board as described below, is accomplished. Effective April 26, 2002, the existing members of the HiEnergy Microdevices' board of directors became members of our Board of Directors, and the executive officers of SLW were replaced by executive officers of HiEnergy Microdevices, other than Barry Alter, who remained our President and CEO until September 25, 2002, and a director through March 7, 2003. On October 22, 2002, HiEnergy Technologies was redomiciled as a Delaware corporation.

In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004.

HiEnergy Microdevices was originally formed in Delaware in 1995, and was the vehicle through which our "stoichiometric" technology was initially developed by Dr. Maglich. We use the term "stoichiometric" to refer to the ability of our technology to accurately decode and decipher the chemical formula and weight of selected substances. For example, a stoichiometric sensor device can non-invasively detect and confirm the presence of a "plastic" explosive (such as RDX) contained in an object through metal or other barriers without the need for sampling and conducting analytic chemistry tests. Historically, the practical determination of the chemical formula for a substance could only be accomplished invasively, through analytic chemistry, where the substance must be physically subjected to a series of complex tests involving chemicals, test tubes and a multitude of instruments.

To our knowledge, our prototypes and other proprietary technologies in development are the only devices with "stoichiometric" capability. While there are several products on the market with underlying technologies that "infer" the presence of explosives, biological agents or illicit drugs based upon the presence or density of individual chemical elements or utilize pattern recognition techniques, we do not believe that any other existing product has the capability to accurately, quickly and definitively identify the chemical formula and estimated weight of selected substances. Existing products require the employment of secondary "confirmation" sensors and secondary examinations to determine the chemical formula, and are prone to "false positive" readings which can result in "false alarms." Since our technology is more aptly used to decode and identify the actual chemical formula of a substance, once selected for further inspection following initial examination, we anticipate that it will be used in combination with current screening, scanning and detection products on the market. We also believe that our technology will be utilized in tandem with existing secondary confirmatory examinations, including manual inspection by humans, in order to provide more reliable confirmation and substantially eliminate the occurrence of false alarms.

RECENT EVENTS - SEC INVESTIGATION

On March 30, 2004, Dr. Bogdan Maglich, our Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave an oral and written presentation at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. regarding HiEnergy's key markets, business strategy and financial projections. Copies of the presentation were distributed at the conference. We subsequently posted the presentation on our website from April 7, 2004 to April 13, 2004. Approximately 2,731 computer users visited our website and had access to the presentation. The total number of hits was 96,937, or a daily average of approximately 13,848. The presentation contained statements of management's beliefs concerning our key markets, business strategy, opportunities and financial projections which were not disclosed in a concurrent registration statement we had filed with the SEC on Form SB-2. In order to reduce the risk of an investor relying on the presentation, we removed the presentation from our website on April 13, 2004, in part to allow for a "cooling off" period so that any possible effect of the presentation would dissipate, and we subsequently withdrew the registration statement on April 16, 2004.

As more fully described below in the section entitled Legal Proceedings, on April 12, 2004, we received a subpoena requesting documentary evidence corroborating our statements in the presentation described above. On May 24, 2004, we received a letter from the SEC requesting us to voluntarily provide information regarding the nature and chronology of events leading up to our announcement of a "non-exclusive oral understanding with a consortium which was assembled by the Dallas-Fort Worth Homeland Security Alliance", as reported in our Current Report on Form 8-K filed with the SEC on April 8, 2004. We voluntarily responded through counsel by letter dated June 7, 2004. On June 24, 2004, we received a further letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the Commission charge us with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of our securities by, and actions with respect to our stock taken by, Barry Alter, Philip Gurian and other of their affiliates who controlled SLW Inc. at and prior to the time of our reverse-takeover; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations appear to be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to this most recent correspondence from the SEC.

On June 30, 2004, the SEC sent us a Subpoena in which it required us to provide to it copies of all documents concerning the restatement of our financial statements, which we reported on June 9, 2004. The subpoena requested documentary evidence concerning the restatement including, without limitation, all of our electronic and written correspondence, notes, journal entries, records, working papers and other documents that pertain to the restatement, and specifically all communications between us and our auditors, Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG"). SLGG also received a similar subpeona from the SEC. Our restatement was based primarily on changes in certain assumptions we had used to determine the fair value of the common stock of HiEnergy

Microdevices which we received in the voluntary share exchange between us and HiEnergy Microdevices in April 2002, and more specifically as discussed in Note 2 of the accompanying Notes to the audited Consolidated Financial Statements. The effect of the restatement on our financial statements was to cause us to record additional expense of $1,009,531 and $514,415 during the fiscal years ended April 30, 2002 and April, 30, 2003, respectively, and to increase the amount of our accumulated deficit and additional paid in capital brought forward at May 1, 2001 by $3,126,684 and $3,341,019, respectively.

CHEMICAL DETECTION METHODOLOGY--PRIMARY AND SECONDARY DETECTION

The art and science of chemical detection can be broadly divided into (i) primary or "anomaly" detectors and (ii) secondary or "confirmation" sensors. Anomaly detectors, such as x-ray or MRI devices, metal detectors, radar detectors and infrared detectors, can infer that an object or a contained substance might be an explosive, illicit substance or biological agent based upon content, density, shape or heat. However, while anomaly detectors are useful for flagging "suspicious" items, they cannot determine whether the object or contents in question actually are explosives, illicit substances or biological agents, or merely some harmless substance. The only way to make this determination is to subject the object or its contents to supplemental inspections, or secondary "confirmation" detection methodologies, such as chemical analysis.

By way of example, the x-ray explosive detection systems currently used for airport security are anomaly detectors. For each piece of luggage, the operator must decide whether the image provided by the x-ray detector indicates a suspicious object. Then the operator must use a secondary means, such as physical inspection, to determine whether the selected suspicious object is actually an explosive. X-ray explosive detection systems currently in use have shown a very high rate of false positives (where innocuous substances are identified as dangerous), and a lesser, but more troubling, rate of false negatives (where test explosive simulants are able to avoid detection). Although some newer x-ray machines are able automatically to determine whether an image indicates a suspicious object instead of relying on human inference, they cannot conclusively identify the contents, so the luggage still must be opened and manually inspected.

Similarly, the metal detectors, radar detectors, and infrared detectors currently used to detect landmines are also anomaly detectors that can only detect suspicious objects. The objects are identified based on their metal content, density, shape or heat. Suspicious objects still have to be excavated and analyzed by human workers in order to determine whether they contain dangerous explosives. In a typical minefield, for example, independent analysts have advised us that for each real landmine found the average rate of false positive identification can range from 33% to 50%, and has been noted as high as 1,000 false alarms to 1 real landmine. In the context of landmines, high numbers of false alarms can be generally explained as a result of the presence of numerous metallic objects in the field, such as shrapnel, nails, wire and other anomalies which are the residue of war.

Since our stoichiometric technology can decipher the exact chemical formula of substances, it is characterized as a secondary or "confirmation" detector.

OUR STOICHIOMETRIC TECHNOLOGY; CHEMICALS AND SUBSTANCES IDENTIFIED TO DATE

Our stoichiometric technology identifies and confirms the chemical composition of objects by irradiating them with fast neutrons, which stimulate the atomic structure of the object and cause it to emit gamma rays which can then be analyzed by our sensors. The gamma rays emitted by each substance have a unique chemical `signature' from which we are able to decipher the exact quantitative empirical chemical formulation of the substance. For instance, in the area of explosive identification, our stoichiometric technology identifies and distinguishes a variety of nitrogen-based explosives known to be used by terrorists, such as TNT, Semtex, RDX and those made with nitrates (fertilizers). Our technology also identifies chlorine and potassium-based explosives, which to our knowledge are the only non-nitrogen based explosives. We can also identify and differentiate other combustibles, such as carbon-based fuels including gasoline and diesel fuel. Our stoichiometric technology has also successfully been used to identify, and decipher the chemical formula of illicit narcotics (cocaine) and biological agents (such as an anthrax simulant made from dead spores).

POTENTIAL PRIMARY MARKETS

We believe that the stoichiometric technologies we are developing will have broad applications, however due to our limited size and availability of resources, we have limited our prototype development to two primary potential markets for our stoichiometric technology: (i) the security and counter-terrorism market, and (ii) the chemical and petrochemical industry control market. Within the security and anti-terrorism market, we have focused our development efforts principally in the field of explosive detection. This market can be broken-down into further identifiable sub-segments both by application and user. Explosive detection is generally governmental in nature, and includes car bomb detection, bomb squad, airport and customs screening; government facility protection, and military applications. The commercial courier and private transportation services sectors may also have a need for our technology. Applications in the chemical and petrochemical industry control market would include, detection of fissures and erosion in the ceramic liners of oil cracking tanks, as well as industrial contamination identification and control, industrial quality control (i.e., detecting impurities in oil, gas or gemstones) and food and beverage product control. Our initial prototype development efforts have been focused on the explosive detection segment (including car bomb, anti-tank landmine and above-ground unexploded ordnance and Improvised Explosive Devices), and the petrochemical segment (a fissure detection system), and management expects that our initial product sales, if and when we make them, will be in these sectors. If we are successfully able to commercialize one of these prototypes, then our next areas of prototype development are presently intended to be in the area of advanced screening activities, with respect to illicit drug and biological agent detection, as well as explosives.

PROPRIETARY DEVICES

CURRENT PROTOTYPE DEVICES; DEVELOPMENT EFFORTS

Our initial prototype developments have involved the creation of a device that uses our technology to detect bombs in vehicles, and we are now on our fourth generation of this device. The Stoichiometric CarBomb Finder is a portable detector, weighing approximately 110 lbs., designed to inspect automobiles for both nitrogen-based and chlorine-potassium-based concealed explosives. The 3C4 CarBomb Finder, and its predecessor models, which are effective in identifying large quantities of explosives, were specifically developed to identify vehicles packed with explosives with the intent of using the vehicle itself as a bomb. We believe this product will prove to be of particular interest in regions that experience a higher than normal incidence of car bombings. This would include many countries in the Middle East and the Indian subcontinent, Spain, Columbia and Indonesia, as well as U.S military installations located in these and other regions. To date, we have not manufactured any CarBomb Finders and, accordingly, there are no CarBomb Finders ready for commercial sale. On August 5, 2004, we received an order for one (1) demonstration model of our 3C4 CarBomb Finder from our Middle Eastern distributor, Electronic Equipment Marketing Company ("EEMCO"), which is purchasing the model at a price which may fall at or below cost. Our relationship with EEMCO, which is owned by one of our directors, Harb Al-Zuhair, is described in detail later in this Report in the section entitled Marketing and Distribution Strategy. Also on August 5, 2004, President Bush signed the National Defense Authorization Act for Fiscal Year 2005, which contains an appropriation of $1,000,000 for a stoichiometric explosive detector. While there can be no assurance that we will be awarded the contract to provide this technology, management is very hopeful that we will because, to our knowledge, no other company possesses a commercial prototype or product which fits this description.

We have not made any commercial product sales and have no significant sales revenue to date. We do not have a manufacturing capability within our company at this time (although we will be manufacturing the items necessary to fill the initial EEMCO order, and possibly a few other individual pieces as necessary to meet initial demonstration or similar requirements), nor have we arranged for any third-party to manufacture our devices to date. On August 5, 2004, our Board of Directors authorized us to sign a Proposal for Detailed Concept Design

Services with Lockwood-Greene Engineering and Construction Company, of Dallas, Texas ("Lockwood-Greene"), which has been engaged to provide, among other things, design and construction management services to us in connection with our proposed construction and/or build-out of a manufacturing plant capable of producing commercial quantities of our CarBomb Finder. (See section entitled:
Manufacturing Capacity). Determining the size and configuration of this manufacturing facility will be part of the services which Lockwood-Greene is responsible for under the Proposal. Even when we do commence making our initial sales of products, we believe that, like the EEMCO order, these will be sold at, or very close to, our cost for "one-off" production, and will result in little, if any, profit for us. Management believes it will require fulfilling a minimum of 20 purchase orders for these units before we would expect to see the costs of manufacturing decrease to the point at which we will generate any significant profit from the sale of units. At present, it is still premature for us to fix our pricing on the 3C4 CarBomb Finder. However, based on early cost analysis and pricing guidance from our component suppliers, we expect that as we shift manufacturing from one-off production to volume commercial production, and fully expense certain non-recurring engineering and design costs, we should see a significant decrease in our cost of goods sold. These estimates are subject to significant change depending upon a number of factors including, but not limited to: general economic considerations, the price of our component materials, the type of manufacturing terms we can negotiate with any third-party manufacturers, changes in the labor market, and our ability to finance our own in-house manufacturing capability as contemplated by our arrangement with Lockwood-Greene. Of course, there can be no assurance that we will be able to raise the capital necessary to launch our product successfully, or that we will achieve the minimum number of orders we would need to produce our products at any given profit margin. These, and other risks, are discussed in more detail under the heading Risk Factors in this Report.

On October 6, 2003, we entered into a memorandum of understanding with the Directorate of Spanish Airports and Navigation ("AENA") pursuant to which we would collaborate with AENA to test our CarBomb Finder. HiEnergy's technical team was scheduled to conduct a demonstration of our 3C4 CarBomb Finder in Spain pursuant to this agreement on June 29, 2004. However, certain unanticipated circumstances caused us to postpone our demonstration in Spain, including timing constraints caused by our presentation in Turkey and problems with clearing our equipment held in Spanish customs. We had been invited by the Turkish Ministry of the Interior, Criminal Police Division, to bring our CarBomb Finder to Istanbul concurrent with the NATO Summit meeting held on June 28-29, 2004. As a result, our entire efforts and resources were directed to Istanbul. We delivered a truck-borne CarBomb Finder with ancillary equipment, and trained two Turkish engineers and one Bomb Squad policeman during the period June 23-30, 2004. Our demonstration system was able to identify all explosives to which it was exposed, including one new explosive.

The demonstration of our explosive detection technology in Spain has been tentatively rescheduled for October 18 and 19, 2004. Our device will be featured as the only stoichiometric explosive detection system to be shown at the NATO Symposium on "Countering Improvised Explosive Devices (IED)". Our ability to participate at the NATO Symposium, and at other similar demonstrations in the future, will be dependent upon our ability to obtain the capital and other resources to support these efforts, which entail the transport of specialized equipment and a team of approximately 6 technical and business members to the test location. If management determines that our capital is not sufficient to make a proper demonstration, or that our scarce resources are better deployed elsewhere relative to the merits of undertaking the effort, then we may again postpone or cancel the planned demonstration in Spain and other potential foreign locations we may be invited to. Our difficulties with customs in Spain have since been resolved and were predominantly administrative and procedural in nature.

Previously, we disclosed that the CarBomb Finder had been selected by the Combating Terrorism Technology Support Office in Phase I of a nationwide competition for new counter-terrorism technologies. Our subsequent written proposal in connection with Phase II of this project was ultimately not accepted. There can be no assurance that AENA, the Turkish or U.S. authorities, or any other party will purchase our 3C4 CarBomb Finder device.

On May 28, 2004, in response to a Broad Agency Announcement by the Transportation Security Administration ("TSA"), under the Manhattan-II Project, we proposed a new stoichiometric explosive detector design for aviation security applications, specifically for the detection and confirmatory screening of checked baggage, named STOXOR. The "Manhattan-II Project" was established by the TSA to identify "emerging and revolutionary new technologies" that could significantly improve aviation security and reduce operational costs. Following a review of our base proposal, we were invited to participate in a competitive, nation-wide selection process and, on July 29, 2004, we made a presentation to a joint evaluation board of the TSA and the National Academy of Science in Washington D.C. regarding STOXOR. As of the date of this Report, our proposal featuring STOXOR is under consideration for a proposed cooperative research and development agreement ("CRADA"), however, there can be no assurance as to our ability to secure a CRADA. Furthermore, any technology developments or inventions which we may create using some or all of the funding through the CRADA will be subject to federal regulations governing the ownership and use of federally-funded technologies. Accordingly, the federal government may retain certain non-exclusive or exclusive rights to use the technology for various purposes, and may obtain, or assign to a third party, ownership of the technology if we do not timely prosecute our rights in such technology. (See:
Risk Factors - Intellectual Property Risks).

RESEARCH AND DEVELOPMENT ACTIVITIES

Due to our lack of capital and other resources, we have prioritized our entire research and development activities in order to concentrate our focus on bringing our 3C4 CarBomb Finder prototype to market, as described above. Our next priority is to develop additional products based upon the same core technologies. To date, these activities have included development of an anti-tank landmine detection device, and a device to detect unexploded ordnance above the ground. Finally, we have deployed resources to work on developing a solution to the inability of oil and gas producers to adequately detect and prevent cracks and fissures appearing in the industrial holding tanks used in oil cracking operations. We have been working closely with the research center of Exxon-Mobil, which has provided us with samples of materials for us to use in testing our fissure detection system, called a "Refractorymeter." The relationship we have begun with Exxon-Mobil does not involve the payment to us of any cash, nor the receipt of any property other than certain materials we have used for testing purposes. Although management is hopeful that the results of work in this area will result in our being able to sell Refractorymeter devices to Exxon-Mobil once development efforts are completed, there can be no assurance that we will ever be requested to sell any product or technology to Exxon-Mobil, or to any other entity, if and when our development of the Refractorymeter is completed, or that we will derive any benefit whatsoever as a result of the informal relationship which now exists with the research center of Exxon-Mobil.

During the fiscal year ended April 30, 2004, we spent $804,431 in research and development costs for our existing prototypes and emerging products including the CarBomb Finder product line, the anti-tank landmine prototype, the unexploded ordnance/IED prototype and the Refractorymeter prototype.

Two of our developmental stage prototypes, our Stoichiometric BombSquad Detector 3B3 and our Stoichiometric Unexploded Ordnance Sensor 3UXO3, use the same core technology as the 3C4 CarBomb Finder. We refer to this as our "MiniSenzor" technology. We are currently field-testing prototypes of these products, which use a different configuration of our MiniSenzor technology and are smaller and more portable than our CarBomb Finder devices. While the 3B3 and 3UXO3 devices are each in the later stages of prototype development, there remain some engineering issues which we must address relating to their smaller size and different configuration and electronics before we can bring these devices to market. As a result of anticipated delays in fully addressing these engineering issues in view of our current focus on commercializing 3C4 CarBomb Finder, a date for introducing commercially-viable versions of the BombSquad Detector 3B3 and the Unexploded Ordnance Sensor 3UXO3 to market cannot be determined. As part of our collaborative effort with AENA, assuming we have the resources available to fund our attendance at this venue, we may conduct field tests of these prototypes in Spain for the General Directorate of Counter-Terrorism ("TEDAX"), the Spanish anti-terrorism force, concurrent with our tentatively-scheduled attendance at the NATO Symposium in Madrid during October 18-19, 2004.

We are also conducting research and development work on a mid-stage product, the Stoichiometric Anti-Tank Landmine Detector 7AT7, which uses a more sophisticated advanced version of our technology, which we refer to as our "SuperSenzor" technology. The SuperSenzor technology employs sophisticated directional features allowing the device to image the location and shape of the substances being analyzed in three dimensions. Prospective benefits of our SuperSenzor technology include the ability to focus upon extremely small, three-dimensional objects and locations, substantially increased inspection speeds and penetration depths, and the ability to conduct inspections at a greater distance from an object. The Anti-Tank Landmine Detector 7AT7 currently remains in the mid-development stage, as we continue to work on its more sophisticated component and electronic requirements. We intend, subject to our receipt of sufficient funding, to conduct early-prototype tests of the Anti-Tank Landmine Detector AT7 device for the U.S. Army pursuant to a research and development grant we received from the Army. See Description of Business - Government Research and Development Grants and Contracts. The anticipated date of introducing commercial versions of these devices to market is indefinite, and there can be no assurance that any of our development stage devices will ever become commercially viable.

Since our SuperSenzor technology employs more sophisticated components and electronics than our MiniSenzor technology, SuperSenzor-based products will be approximately two times more expensive than MiniSenzor-based products. Once we have completed development work on these future devices, our ability to make commercial sales will depend, in part, on negotiating contracts with customers which can afford them, and modifying our stoichiometric technology to meet the unique specifications of those customers,. Because our targeted customers are primarily governmental agencies, we cannot predict the time frame during which they may obtain approval to enter into contracts to adopt a new generation of security technology such as ours. We also cannot predict the extent to which U.S. and/or foreign governmental agencies may require a commercial prototype of any given device specific to their desired application to be developed in advance of entering into a contract to purchase products incorporating our technology, or our ability to secure sufficient funding to finance the cost of building such prototypes in advance of sales commitments.

EXPLOSIVE DETECTION SYSTEMS: COMPETING TECHNOLOGIES

DIRECT COMPETITION--SECONDARY OR "CONFIRMATION" SENSOR PRODUCTS

CAR BOMB DETECTORS

To our knowledge, there is only one other car bomb secondary or "confirmation" detection system on the market, the Vehicle Explosive and Drug Sensor ("V-EDS"), manufactured by Ancore Corporation, a division of OSI Systems. The 3C4 CarBomb Finder is distinguishable from the V-EDS product, in that our device can stoichiometricly determine whether a vehicle contains large enough quantities of nitrogen to be a car bomb while, based upon the information we have seen, the V-EDS system can only make a qualitative assessment that nitrogen is present in the vehicle, and its ability to determine that sufficient quantitative amounts to be a car bomb are present appears to be marginal. Since the V-EDS Thermal Neutron Analysis technology uses neutrons that are approximately ten times less penetrating than the fast neutrons employed by the 3C4 CarBomb Finder, we believe that its penetration range should be significantly less than that of our device.

OTHER NEUTRON-BASED SECONDARY EXPLOSIVE DETECTION SYSTEMS

The primary use of neutron-based secondary detection systems is in screening for explosives, contraband and other items. The foundation of all of these systems is that explosives, contraband and other items contain chemical elements (for example, nitrogen, oxygen, hydrogen and carbon) in differing quantities and ratios which can be analyzed to distinguish one form the other, and from other non-harmful items. These technologies use neutrons and gamma rays to create radioactive waves which, depending upon the elements present in the object being analyzed, will provide a unique "fingerprint" for identification of the elements contained in that object. These detection systems, of which our stoichiometric technology is one example, all detect the presence of chemical compounds, however we believe our stoichiometric technology is superior to the other systems in that it can detect the amount and weight of these chemical compounds as a mathematical ratio, rather than simply detecting the presence of such compounds, and can provide the formula of the substance being studied by analyzing the relative ratios of each chemical element to the others. Technologies which compete with our stoichiometric technology include thermal neutron analysis ("TNA"), pulsed fast neutron analysis ("PFNA"), Pulsed Elemental Analysis with Neutrons ("PELAN") and Nuclear Resonance Absorption of gamma rays ("NRA").

TNA systems, such as the SP-EDS system marketed by Ancore Corporation (recently acquired by OSI Systems, Inc.), utilize thermal neutrons to identify explosives in hand-carried items such as purses, briefcases, portable electronics, letters and small packages. Thermal neutrons possess less energy, and are therefore slower than fast neutrons, which makes them more susceptible to "false positive" detections. (See: Explosives Detection Systems (EDS) for Aviation Security, Singh and Singh, rev. June 3, 2002, available at www.computerscienceweb.com (copyright Elsevier Science B.V., 2002), at page 43). Ancore Corporation has used this same technology

OTHER NON-NEUTRON-BASED SECONDARY DETECTORS

To our knowledge, there are two non-neutron-based secondary or confirmation detection systems for applications other than car bombs. These include a quadrupole resonance technology ("QR") developed by Quantum Magnetics with applications ranging from scanning shoes for explosives to landmine detection, and x-ray diffraction used in airport scanning products recently introduced by Yxlon. Each of these companies has been acquired by InVision Technologies. Both technologies employ pattern recognition techniques to identify certain crystalline molecules. As such, they are chemical specific as opposed to element specific, however, they are not stoichiometric insofar as we believe they cannot empirically determine the exact chemical formula of objects under analysis. These technologies have limited application insofar as there are only certain solid substances that respond to their techniques. Further, quadrupole resonance which uses radio frequency energy cannot penetrate certain barriers and may be subject to "clutter", and x-ray diffraction has a limited penetration range.

INDIRECT COMPETITION--PRIMARY OR "ANOMALY" DETECTION PRODUCTS

Primary or "anomaly" detection products on the market include x-ray anomaly detection systems marketed by InVision Technologies; computed tomography explosive detectors marketed by L-3 Communications; x-ray security cargo screening devices marketed by OSI Systems, Inc.; backscatter x-ray systems marketed by American Science and Engineering; and gamma ray-based radiographic imaging systems marketed by Science Applications International Corporation. These products all differ from our stoichiometric technology insofar as they reveal the three-dimensional shape and density of the object being investigated, but cannot identify the chemical formula of that object. As a consequence, further secondary or "confirmatory" investigation is necessary. Although our stoichiometric products will be used in the same markets as these products, we believe that they will, for the most part, be complementary rather than competitive insofar as we anticipate that potential users will generally continue to use these products for their primary identification functions and use secondary or "confirmation" detection systems, such as our stoichiometric devices, to handle the inspection of suspicious items flagged by anomaly detection products.

MARKETING AND DISTRIBUTION STRATEGY

Given what our management views to be a broad range of potential applications and markets for our stoichiometric products, we anticipate that we will introduce them to their potential markets through a number of different strategies and approaches as may be appropriate or necessary to build market penetration and share, and product knowledge and acceptance. These would include directly selling our products through our own sales and marketing team or that of our sales subsidiaries, HiEnergy Defense, Inc., and HiEnergy Europe, Ltd., and indirectly selling our products through independent sales representatives or through licensing arrangements or joint ventures with strategic partners that already have established product lines and distribution channels which could enable quicker access to our products in targeted markets.

On July 25, 2003, we entered into an International Distribution Agreement with EEMCO, granting it the exclusive right to sell our CarBomb Finder device to certain enumerated military forces and governmental agencies in the Kingdom of Saudi Arabia, in the Middle-Eastern countries of Kuwait, Qatar, Bahrain, Oman, United Arab Emirates, Iraq, Yemen, and Jordan, and in the North African countries of Egypt, Morocco, Tunisia, Algeria, and Mauritania. EEMCO is based in Saudi Arabia and is majority-owned by Harb Al-Zuhair, a member of our Board of Directors. Pursuant to the terms of the agreement, EEMCO agrees to promote the sale of prototype models of our CarBomb Finder, maintain a sales organization and provide HiEnergy with the resale prices for the territory. In certain instances, HiEnergy may share costs related to the release of bonds, bank letters or customer holdbacks in connection with orders placed by EEMCO or customers, as well as costs for technical, marketing or other support in connection with EEMCO's marketing and distribution activities. We have not yet provided EEMCO with a full price list for its available prototypes, nor do we have an estimate of time for providing a price list to EEMCO. In the event EEMCO makes or facilitates any sales, payments are due to us within 60 days from the date of shipment. We agreed to remit any amounts due to EEMCO; however, we may withhold payments due to EEMCO to offset our exposure for bonds, guarantees and outstanding customer payment retention. EEMCO has agreed to reimburse us for fees and expenses incurred by us in connection with the filing and maintenance of bonds, letters of credit and letters of guarantee within the countries subject to the agreement. We agreed to provide a twelve-month limited warranty for pre-existing defects in the devices which are the subject of the Agreement.

The term of the EEMCO agreement is one year, with automatic one-year renewals unless either party terminates the contract. The parties may terminate the agreement at any time upon 60 days prior written notice, or immediately in the event of a material breach by the other party or the other party becomes insolvent. We may immediately terminate the agreement if EEMCO's authorized representative identified to us ceases to represent EEMCO. The exclusive right terminates for any of the countries within the territory if there are no sales during the original term of the agreement, no potential buyers within the first six months or no sales contact within the first two months. In the event the agreement continues for a second year, the exclusive right terminates if there are less than three sales during such year.

On August 5, 2004, our Board of Directors approved the sale of our first model to EEMCO under this Agreement, for a price of $250,000 (representing our estimated costs to manufacture the model), with ten percent ($25,000), paid in advance. We will manufacture this model at our laboratory in the Irvine facility, and expect to ship it in approximately November, 2004 for demonstration to potential Saudi customers at our planned demonstration staging area in Istanbul, Turkey.

Also on August 5, 2004, President Bush signed into effect Public Law 108-287, the Defense Appropriations Act for Fiscal Year 2005, which authorized, in part, the expenditure of $1,000,000 for the acquisition of stoichiometric explosive detection systems for use with the U.S. Army's "Smart Truck" program. While there can be no assurance that we will be awarded a contract or purchase order for this equipment, management is very hopeful that we will because, to its knowledge, no other company can provide the stoichiometric device called for in the act.

If we can obtain the necessary funds to implement our proposed plan of operation and achieve our marketing objectives, which we estimate to be approximately $300,000, we plan to exhibit our 3C4 CarBomb Finder at:

      o the American Society of Industrial Security Technologies, in Dallas, Texas, September 27-30, 2004;

      o the NATO Exhibit of Improvised Explosive Devices, in Madrid, Spain, October 18-19, 2004;

      o     the Army Show, in Washington, D.C., October 29-30, 2004; and

      o the Convention of International Associations of Chiefs of Police, in Los Angeles, California, November 13-24, 2004.

While there can be no assurance, management feels it has reason to believe that our first domestic customer could be the U.S. Army some time in 2005. This belief results from the fact that the National Defense Appropriation Act, PL 108-287, which passed the Congress recently and was signed into law by President Bush on August 5, 2004, approved the expenditure of $1 million for the purchase of a "stoichiometric" detection technology to be installed in the Army RDT&E Combat vehicle, or Smart Truck (Program Element 0602601A). Federal funds to satisfy the approved appropriation are expected to be available on or about October 1, 2004. To the best of our knowledge, there is no other explosive detector on the market with stoichiometric capability, which is expressly called for in the Appropriation bill, however there can be no guarantee that any purchase order for a stoichiometric CarBomb Finder ultimately will be awarded to us as a result of this appropriation.

Initial production will be handled from our research and assembly facility in Irvine, California. Production at this facility will be limited and will require outsourcing some final assembly functions. We are currently seeking a location to serve as our manufacturing facility and have contracted with Lockwood-Greene, to help facilitate the location and design for our facility. See the section entitled "Manufacturing Capacity". Presently we do, and we anticipate doing so for the foreseeable future, subcontract for specialized services in the assembly of our prototype devices, and management's philosophy is to outsource our manufacturing operations as much as possible to minimize our overhead expenses associated with this work, until such time as we can achieve meaningful levels of production.

Our management is cognizant of the fact that the manufacture of devices on a one-off basis until achieving a level of maturity in our manufacturing process is an inefficient process, and for that reason we have been searching for various opportunities to create strategic alliances with other technology companies that can help us in this regard. The Dallas-Fort Worth Homeland Security Alliance, referenced elsewhere in this Report, has attempted to help us identify these types of strategic companies which can help us achieve a higher level of efficiency in our manufacturing, sales and distribution activities. One example of this is our relationship with Siemens Manufacturing Services, LLC, described in the following paragraph, which was a direct result of our discussions with the Dallas-Fort Worth Homeland Security Alliance.

Effective August 4, 2004, we entered into a Teaming Agreement with Siemens Maintenance Services, LLC ("SMS"), a subsidiary of Siemens A.G., for maintenance of our detection devices worldwide. Under the terms of this Agreement, SMS agrees to cooperate with us in making proposals where the maintenance of our equipment is a factor, and shall be our primary sub-contractor for the provision of the services and supplies which SMS offers and that are relevant to the given project. SMS was established in October 2002 as the business unit focused on the TSA's airport security program and it currently provides complete maintenance service management for over 445 airports across the U.S. and its territories. SMS has developed and maintains strong relationships with the TSA, the U.S. Department of Homeland Security ("DHS"), Boeing and, most notably, regional airport and airline supervisors and managers, as well as security equipment manufacturers and OEMs. Currently, SMS has a nationwide presence with a field service organization of more than 300 technicians that can respond to maintenance requests within four hours or less to any location. Importantly, the potential collaboration provided for in the Teaming Agreement may allow us to meet certain certification criteria required by agencies, such as the DHS and the TSA, as it relates to aftermarket maintenance and support (i.e. equipment calibration, quality control, etc.). If we have sufficient funding to attend it ourselves, we plan to invite one or more representatives from SMS to attend our anticipated demonstration at the testing in Madrid during the NATO Symposium in October 2004. While this Teaming Agreement evidences the willingness and desire of SMS to work collaboratively with us on project creation and implementation generally, readers are cautioned that the agreement does not obligate SMS or any other party to any specific obligations or performance requirements, nor does it represent a formal joint venture. There can be no assurance that our entry into a Teaming Agreement with SMS will result in any business, revenues or other tangible benefits for us at any time.

The staging, operator training and technical support bases for our marketing and sales efforts in the Middle East, led by EEMCO under our International Distribution Agreement with EEMCO, are planned to be in Istanbul, Turkey, and we are seeking to structure a collaboration arrangement with a local technology company to assist us there.

MANUFACTURING CAPACITY

We currently manufacture our stoichiometric prototype devices, on a one-off, as needed basis, at our facilities in Irvine, California using components acquired from suppliers. The principal components in our stoichiometric devices, the neutron generators and gamma ray detectors, are advanced devices manufactured by suppliers to our specifications. Certain of the components that we use in our devices, such as the neutron generator and the germanium detector, are manufactured by only a limited number of companies worldwide. We order these products on a purchase order basis, as needed, and our management believes that if we were to experience an interruption or delay in delivery we could find alternative sources of supply without material hardship. However, there can be no assurance that if the current global supply situation for these components were to change, or if we were to adopt a more customized version of a neutron generator or other components we use, that we would be able to find suitable sources of supply quickly and under terms we would consider acceptable, or at all. (See: "Risk Factors-Manufacturing Risks"). The other components of our products are standard parts which will be available from multiple supply sources at competitive prices.

Initial production of our first commercial product, the 3C4 CarBomb Finder, will be handled from our research and assembly facility in Irvine, California. Production at this facility will be limited and will require outsourcing some final assembly functions. We are currently seeking a location to serve as our manufacturing facility and, as discussed below, we have contracted with the firm of Lockwood-Greene to help facilitate the location and design of our facility, as well as to assist us with the development of an optimal flow process and other manufacturing efficiencies. Together with Lockwood-Greene, we are currently reviewing different locations and expect to choose a location before the end of the current fiscal quarter. We are seeking approximately 60,000 square feet of space which, once fully operational, would have a production capacity of up to 1,000 CarBomb Finder units per year. Build out of the projected facility, assuming we can raise the cash resources necessary to achieve that goal, is expected to be completed in early- to mid-2005. Construction costs are estimated at approximately $2.5 million, and we are negotiating with local municipalities for monetary incentives to locate the facility in their area.

We currently do not have the capacity to manufacture the CarBomb Finder, or any of our prototype devices, at commercial levels. In order to begin to achieve some sales of our device until we can afford to ramp up to commercial production, we intend to commence manufacturing of the first 10 CarBomb Finders at our Irvine facility, commencing with the model necessary to fulfill our initial order from EEMCO. We currently have only 11 full-time employees, so it is anticipated that we will need to hire additional personnel who are capable of manufacturing these initial units. While we do maintain a network of available technicians who are able to fill certain of our manpower requirements, there can be no guarantee that we will be able to access the help we need to fulfill any manufacturing requirement in the future as and when it may arise.

Manufacturing at our Irvine facility on a one-off basis is expected to be both costly and inefficient, as we cannot take advantage of any of the economies of scale which generally occur when multiple units can be produced by a manufacturer following ramp-up of a particular product line. As a result, we may be required to hire additional personnel, buy components and raw materials at a premium to the prices we might otherwise be able to obtain if we could purchase in larger quantities, and we may not be able to afford to implement the most efficient manufacturing methodologies given the size and nature of the laboratory environment in which we will manufacture these initial units. As a result, we do not anticipate being able to sell these units at a price in excess of our cost to manufacture them, and therefore do not expect any profit from such sales. It is also possible we may incur losses if our costs to manufacture exceed the purchase price at which we will have to sell the first few commercial models, until such time as the product is firmly established in the market. Our management has determined that these costs represent an investment in the market introduction of our first product, and the results to our business and operations, if we can launch the product and gain initial market acceptance in this manner, outweigh the costs of doing so. Of course, there can be no assurance that we will be able to successfully introduce our CarBomb Finder or any other of our prototype devices to market as planned and, as discussed in the Risk Factors section of this Report, our inability to do so would have a materially adverse impact upon our business and financial condition.

On August 5, 2004, our Board of Directors authorized our acceptance of a Proposal for Detailed Concept Design Services with Lockwood-Greene Engineering and Construction, which has been engaged, among other things, to provide design and construction management services to us in connection with our proposed construction of a manufacturing plant capable of producing commercial quantities of our CarBomb Finder. Under the terms of the proposal, Lockwood-Greene is responsible for designing and implementing a facility which is suitable for its intended purposes, including creating a flow process recommendation, designing the optimum configuration for the facility, providing construction management, assisting with supplier relationships, and reviewing transportation, parking, laboratory testing and other logistical issues pertaining to the manufacture of our CarBomb Finder at commercial levels which, management believes, will allow us to take advantage of better operating efficiencies and lower our costs of production as we ramp up to our anticipated levels of production. The price which we are obligated to pay Lockwood-Greene in consideration for its services as described in the Proposal is $82,875, plus actual expenses anticipated not to exceed $4,000.

Even if we are successful in arranging for manufacturing facilities which will meet our physical production needs, transforming our technology into commercial production will involve refinement of our prototypes, including the CarBomb Finder device, into finished vendible units. Final production models must take into account all relevant commercial standards for durability, usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. Some of our components are the first of their kind, and we expect that they will naturally encounter initial design, performance, reliability and maintenance problems. We intend to conduct this work both internally and with the assistance of outside strategic partners, consultants, or through collaborative associations such as that entered into with Siemens Maintenance Services, LLC. At present, it is still premature for the Company to fix suggested manufacturer's pricing on the 3C4 CarBomb Finder. However, based on early cost analysis and pricing guidance from our component suppliers, we expect that as we shift manufacturing from one-off production to volume commercial production, and fully expense certain non-recurring engineering and design costs, we should see significant decrease in the cost of our goods sold. With regard to our anti-tank landmine, unexploded ordnance and Refractorymeter prototype designs, which are the next products that we intend to bring to market if our CarBomb Finder launch is successfully accomplished, we are unable to provide any meaningful estimate at this time as to what the cost to bring these devices into commercial production might be. There can be no assurance that we will be able to transform any of our individual prototype designs into commercially-saleable products meeting the requirements referenced above for a successful product launch.

DEVELOPMENT OF STOICHIOMETRY

The concept upon which our stoichiometric technology is based, associated particle imaging or "API", was first conceived in 1982. A U.S. Department of

Energy committee reported, in 1989, that the concept was scientifically valid, but impractical within the capabilities of the equipment then available, which failed to return stoichiometric results that identified the chemical formula of the target compound. Based upon his belief in the potential of the technology, our CEO, Chairman and Chief Scientist, Dr. Bogdan C. Maglich, formed HiEnergy Microdevices, Inc. in 1995 to pursue the development and ultimate commercialization of the API technology. With the assistance and cooperation of an industry-university-governmental lab cooperative effort that included the U.S. Army's Night Vision and Electronic Sensors Directorate, the Department of Energy's Special Technologies Laboratory, the Lawrence Berkeley National Laboratory, the University of California, the Massachusetts Institute of Technology, and EG&G ORTEC (now a division of American Measurement Technology, Inc.), HiEnergy succeeded in 1997 in reviving associated particle imaging by incorporating recent developments in microchip electronics, and called the technology "atometry." Stoichiometry was first scientifically validated in tests conducted at the U.S. Department of Energy's Special Technologies Laboratory in Santa Barbara in 1998, and the results of these tests were publicly presented for the first time at the White House International Symposium on Drug Control Policy in 1999 and published in the symposium's proceedings: [Proc. of 1999 ONDCP Intern. Technology Symposium, the White House Executive Office of the President, p. 9-37; Gov. Dvc: NCJ-176972]. The Office of National Drug Control Policy at this time was one of the primary proponents of the use of pulsed fast neutron interrogation technology to detect illicit drugs through the non-invasive identification of chemical formulae. The various military branches of the United States soon began to explore the efficacy of fast neutron-based technologies to detect explosives, however, it is only within the last few years that technological advances have made this technology sufficiently accurate and mobile to be truly practicable in the field.

THE ADVENT OF THE "MINISENZOR"

In the course of research on the stoichiometric API (imaging) detector , Dr. Maglich realized from the results collected by our research team in 2002 and 2003 that a stoichiometric explosive detector could be made without imaging, that is, without the use of the elaborate API technique. He has named this invention "MiniSenzor", in order to distinguish it from the API detector which had previously been named "SuperSenzor". Our use of the letter "z" in these names was for trademark purposes, however we have not yet filed any applications to register such names with the U.S. Patent and Trademark Office or with any state.

The stoichiometric detector without API is slower, its range much shorter and it has no imaging ability, but it would cost approximately 30% to 50% less, would be much more portable (smaller and lighter) and could be used for some important applications by bomb squads such as the detection of car bombs, unexploded ammunition, improvised (terrorist) bombs on the road, in airports, and so forth. Moreover, its lead time from the lab to product is much shorter and it is covered by our previously-filed patent application. An early-stage prototype of the CarBomb Finder was first built in August 2003, and in September, 2003. This device was successfully tested by the Spanish AENA inspectors. Its further development has occurred as described elsewhere in this Report.


PRODUCT VALIDATION AND TESTING

The following testing activities have been conducted to date to validate our proprietary stoichiometric technology:

      o As noted above, our stoichiometric technology was initially developed over the period 1997 to 2002 by an industry-university-governmental lab consortium financed by private funds and government contracts. The technology was first scientifically validated in tests conducted at the U.S. Department of Energy's Special Technologies Laboratory in Santa Barbara. The results of these tests were publicly presented for the first time, in co-authorship with the United States Customs Service, at the White House International Symposium on Drug Control Policy in 1999 and published in the symposium's proceedings: [Proc. of 1999 ONDCP

            Intern. Technology Symposium, the White House Executive Office of the President, p. 9-37; Gov. Dvc: NCJ-176972]. The results were subsequently removed from the website maintained by the White House Executive Office for security reasons at the request of the United States military.

      o During the period 1998-2002, in tests conducted for the U.S. Customs Office, our stoichiometric technology demonstrated the ability to identify, from three feet away, (1) explosive simulant through steel or soil; and (2) cocaine simulant through rice. These tests were conducted in the presence of U.S. Customs Office officials using unknown samples selected by the officials.

      o During the period 1998-2002, in tests conducted for the Department of Defense at the Special Technologies Laboratory of the U.S. Department of Energy in Santa Barbara, California, our stoichiometric technology demonstrated the ability to identify, from three feet away, anthrax simulant (dead spores) through paper. These tests were conducted in the presence of Department of Defense officials using unknown samples selected by the officials.

      o On January 9, 2003, in open-air field tests conducted by the U.S. Navy at its Naval base in Indian Head, Maryland, our stoichiometric technology demonstrated the ability to determine chemically, from the outside, whether or not the enclosed contents of an artillery shell and other containers was an explosive or an inert substance. In these tests, our stoichiometric technology was able to differentiate TNT explosive from the plastic explosive "Semtex"; gasoline from diesel fuel; and fertilizer from the military grade explosive "RDX."

      o In September 2003, at our laboratory facility in Irvine, California, we performed two days of on-site demonstrations of our explosives detection technology on unmarked samples for the Security Manager and Director of Equipment and Installations of the Directorate of Spanish Airports and Navigation (AENA). The Spanish officials performed dozens of tests with our stoichiometric technology, and successfully detected both nitrogen-based and potassium chlorine-based explosives. We had planned to hold further testing in Spain in June 2004, but that meeting has been tentatively rescheduled for October 18 and 19, 2004 at the NATO Symposium in Madrid, Spain.

      o On October 9, 2003, a technical inspector from the Transportation Security Agency conducted tests at our laboratory facility in Irvine, California, and concluded that our stoichiometric technology easily differentiated peanut butter from explosives.

      While each of these tests has forwarded the validation of our stoichiometric technology as an accurate means for detecting explosives and contraband, as of the date of this report none of such tests have led to the commercial sale of any of our devices, nor can we provide any assurance that any of the agencies or organizations involved will ever actually purchase any products from us in the future.

PRODUCT LIABILITY

Inherent in the manufacturing, sale and maintenance of explosive detection products are potential product liability risks. At present, we do not maintain product liability insurance, but we anticipate obtaining product liability insurance in order to contain potential liabilities associated with our devices. As referenced under the heading Government Regulation, we also intend to address product liability issues by pursuing the designation and certification of our products by the U.S. Department of Homeland Security ("DHS") as Qualified Anti-Terrorism Technologies ("QATTs"), and relying upon certain protections provided for under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, Public Law 107-296 (the "SAFETY Act").

We cannot be certain that we will be able to obtain on acceptable terms, if at all, sufficient insurance coverage to contain liabilities, or if we will be able successfully to qualify our products and services as QATTs under the SAFETY Act.

In the event that we are held liable for any claim as to which we do not have insurance, or resulting in damages exceeding our levels of insurance coverage, we may be required to make substantial payments. In addition, the failure of any product to detect explosives, even if due to operator error and not to the mechanical failure of a product, could result in public and customer perception that our products are ineffective or defective, any of which circumstances could have a material adverse effect on our business, operations and financial condition.

GOVERNMENT RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS

The development of our stoichiometric technology had been partially funded to date by government grants and research and development contracts, and we will continue aggressively to pursue these government grants and contracts to assist us in financing the further development of our technology.

Since inception, we have been awarded government grants and contracts, including a grant for $97,750 from the U.S. Army Night Vision and Electronic Sensors Directorate in 1996; a $25,000 grant from the U.S. Department of Energy in 1996; a $40,000 grant from the U.S. Customs Service in 1998; an $80,000 grant from the Defense Advanced Research Projects Agency/Special Operations Command in 2000; and a $117,000 grant from the U.S. Defense Advanced Research Projects Agency/Special Operations Command in 2001.

We are currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the contract, we are to develop and test our Anti-Tank Landmine Detector 7AT7 over a two year period, which may be extended at the option of the U.S. Army. and the U.S. Army will pay a portion of our research and development costs on a periodic basis during the term of the contract. We received $70,000 in SBIR proceeds to complete Phase I and, on January 15, 2003, we executed a contract with the U.S. Army for Phase II valued at $415,000. Work commenced in January 2003 under Phase II of the contract. In January 2004, the U.S. Army exercised its option for the second year of Phase II, valued at approximately $364,000. Work commenced on the second year of Phase II on March 1, 2004. Phase II ends in March 2005. Our anticipated cost to complete Phase II is $1,400,000. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding our research and development costs beyond Phase II or any subsequent extension, or to purchase the Anti-Tank Landmine Detector 7AT7 once we have completed development activities.

We conducted a series of in-field tests of our Anti-Tank Landmine Detector for the U.S. Army's Night Vision and Electronic Sensors Directorate at their compound in Fort Belvoir, Virginia during the week of March 15, 2004. According to the U.S. Army SBIR Phase II Contract No. DAAB07-03-C-P002, the results of the tests and other all work performed under our contract with them must remain confidential.

In January 2003, we competed in a research and development grant program focused on the detection of anthrax and other biological chemical agents sponsored by the U.S. Naval Surface Warfare Center. Our demonstration received a score of "good", meaning that our then-current prototype was able to perform as claimed for 50% or more of the performance characteristics claimed by us. We were unable to obtain this grant, however, because one of the requirements we had to fulfill was to obtain a Certificate of Competency from the U.S. Small Business Administration certifying our financial condition as being adequate to responsibly complete the grant work if it were awarded to us. Due to our financial condition, we were not awarded the requisite Certificate of Competency, nor was the Small Business Administration's determination reversed in June, 2003 when we requested reconsideration of this decision. Management believes that the requirement to obtain Certificates of Competency will continue to be a bar to our ability to win certain government grants in the future, and is seeking the additional capital necessary to meet the minimum competency requirements for the projects it desires to participate in. It is impossible to state how much money is necessary to obtain a Certificate of Competency, because it varies from grant to grant and we have never received a specific dollar amount that would need to be obtained in order to qualify. However, management will seek to raise two to four million dollars in additional equity capitalization, following the filing of this Report, and believes that with that additional capitalization it should be able to meet its operating plans, including seeking additional research and development grants requiring a Certificate of Competency. There can be no assurance that we will ever obtain the additional equity capitalization that we need to obtain Certificates of Competency in respect of any given grant opportunity or, even if we do, that we will be awarded any research and development grants. (See: "Risk Factors-General Business Risks".)

PATENTS

To date, we have filed a total of six patent applications and one provisional patent application with the U.S. Patent and Trademark Office (PTO), and these six applications, plus one earlier application, have been filed in the foreign jurisdictions listed below, as follows:

      o We filed patent applications captioned "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" with patent agencies in Canada, Japan and the European Union on August 14, 2000, August 18, 2000 and September 14, 2000, respectively.

      o On February 20, 2001, we filed an application captioned "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" with the United States Patent and Trademark Office. The U.S. Patent and Trademark Office has since split this application into four inventions and requested that we write four separate patent applications. The process for the first application has been completed and a meeting at the U.S. Patent and Trademark Office with experts and the patent examiner took place in January 2004. The process of examination was also stopped in the period of October 2002 to April 2003 as the result of a Secrecy Order placed on the application by the U.S. Army. This order was removed in March 2003 on the grounds that the same disclosure has been published in Europe in our other patent application. We consider that other than these delays, the patent approval process is proceeding as should be expected.

      o On June 18, 2001, we filed an application with the U.S. Patent and Trademark Office captioned "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging".

      o On June 18, 2002, we filed an application with The International Bureau of World Intellectual Property Organization captioned "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging".

      o On March 11, 2004, we filed an application for a Provisional Patent with the U.S. Patent and Trademark Office captioned "Method and Apparatus for Detecting Flaws in a Fluid Conduit."

The original inventor on all of our patent applications, except for the one filed in March 2004, was Dr. Bogdan Maglich, who serves as, among other executive positions, our Chief Scientific Officer. Our March 2004 patent names Dr. Kevin McKinny, our Senior Scientist and Project Team Leader, as the original inventor. In accordance with our Company policy, both individuals have fully assigned their rights in and to the technology, including any corresponding patents awarded through the U.S. Patent and Trademark Office, to HiEnergy Technologies. All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property solely with us.

In the development of our stoichiometric technology, we have not used any third-party intellectual property or other rights, and we have no licensing or use arrangements of any kind with respect to any aspect of our technology. We presently do not anticipate the need to do so in the future, although this may be subject to change.

As noted in the Section entitled Risk Factors: Intellectual Property Risks, our ability to obtain patent protection with respect to any future inventions we may create or develop could be jeopardized to the extent that some or all of the funding we used in creating or developing such invention came by way of an SBIR grant, or from other governmental sources of research and development funding, which require that certain royalty-free rights be granted to the federal or other government providing the funds. Furthermore, the federal government does not agree to protect proprietary rights developed under SBIR grants for more than four years, and other granting agencies may have similar or letter terms which could result in the public release of proprietary information significantly earlier than would be the case in a purely private funding relationship. To date, none of our technologies has been impacted by this risk, but there can be no assurance that we will not rely on SBIR grants or other similar funding, if available, to develop additional technology and, if we do, our rights to exploit the intellectual property we develop could be impacted as described above and in the Risk Factors section of this Report.

NON-PATENTED PROPRIETARY TECHNOLOGY

To prevent the proprietary stoichiometric software and associated algorithms from potentially falling into the hands of terrorists or other unauthorized users, we are in the process of converting our proprietary software into firmware. This consists of a programmable chip, containing the entire code, which is automatically erased if invaded. The use of the chip eliminates the need for a laptop, and renders it possible to have the entire complex program handled by a palm computer or tablet p.c. Management estimates that it will need to allocate approximately $80,000 in additional funding to develop this item as a serially-produced component, and so our ability to continue this development is dependent upon our receipt of sufficient capital resources to permit us to make that allocation and, to the extent this estimate is too low to complete the work, the allocation of all additional amounts that may ultimately be required. (See: "Risk Factors: General Business Risks").

GOVERNMENT REGULATION

RADIATION SAFETY

The devices which incorporate our stoichiometric technology utilize a process that involves the neutron radiating of items selected during the course of the inspection. The issue of radiation safety of the operator of our devices, as well as bystanders, is properly addressed by optimizing the distance from the neutron source and/or shielding thickness (if any) and operating procedures we have employed, consistent with the standards adopted by the U.S. Nuclear Regulatory Commission ("NRC"). These standards have been subsequently recognized by 33 U.S. states, and many national bodies within the European Union.

Our technology has several advantages from the perspective of radiation safety, which are:

      o The CarBomb Finder does not require a customized neutron source or emission methodology to work with our application. Our device uses a standard neutron source, known as the `sealed tube neutron generator', the properties of which have been well established for decades. This type of neutron generator is routinely used in hospitals, general industry, oil prospecting, controlling the quality of coal, cement and mineral ores, and for medical and general academic research, among other uses.

            Between 500 and 1,000 sealed tube neutron generators are manufactured annually by over ten established companies both in the U.S. and in Europe. The primary manufacturers of these standard sealed tube generators are: ThermoMF Physics, Halliburton, Schlumberger, Baker-Hughes, EADS-SODERN and High Voltage Engineering Europa B.V.

      o A manufacturer of products incorporating sealed tube neutron generators does not require any special license to sell such products. Rather, each end user organization which employs such devices must, normally within three to six weeks after its purchase of the device, select one member of its staff to serve as the end user's "radiation officer". Such individual must have a technical background in radiation activities, and pass an examination (usually administered by the state in which the radiation officer will perform his or her activities) in order to obtain a license to use the device containing the sealed tube neutron generator. Other than end user licensing requirements, no radiation license or permit is required by us, so long as we do continue to use the standard sealed tube neutron generator in our products. If we were to begin using another, customized neutron source at any time in the future, we would most likely be required to obtain additional licensing from the NRC at that time, and there is no guarantee that such license would be available in a reasonable period of time, or at all. At present, we have no plans to deviate from our usage of sealed tube neutron generators in our devices in the foreseeable future.

      o The CarBomb Finder is typically turned on for a period of only 10 to 30 seconds, with a maximum of 2 minutes in difficult to decipher cases. Once the inspection is over, the residual radiation from the metal components of the neutron generator is insignificant (measured in mini-Sieverts), has a range of about one foot to three feet in the air and ordinarily lasts only about 30 minutes. Accordingly, there is no known danger to persons who later handle the objects that have been exposed to neutrons through examination by our devices.

As the manufacturer of a device involving a fast neutron generator, as stated above, we must comply with NRC regulations governing radiation exposure in the design and manufacturing of our products, including those relating to the shielding of workers in our facilities. The type and thickness of the material used to shield our personnel and the nature of the procedures (including how close an operator of our devices may be to the source of radiation) are defined by the NRC and other regulatory authorities. Radiation workers, who have been trained to work with radiation as part of their job functions, can be subjected to radiation levels that are 50 times greater than the exposure levels permitted for members of the general public. Accordingly, depending on the configuration and application of our devices, or whether or not trained radiation workers are only present, the shielding and operating procedures will vary based on the duration and level of radiation emissions and possible exposure to both the operator and the general public. For example, our 3C4 CarBomb Finder in its vehicle or van configuration, which may require the operator to remain in the driver's compartment during use for lengths of time, would require extraordinary shielding between the compartment and the radiation zone, which, in this case, includes a metal barrier and other insulation. In wireless configurations, in which the operator can execute all procedures remotely, and the public is not exposed directly or residually, shielding and operating procedures would be less stringent. Although the radiation exposure to the public from use of our devices is negligible, our policy is to avoid its use in public places as much as possible (although we have no control over what customers will do with the devices in the future once they pass out of our possession). Bomb Squad police have informed us during past demonstrations that in any event they routinely first clear the affected area of public bystanders to within 100 feet before turning on our stoichiometric device.

Currently, 33 U.S. states, including California where we have our principal place of business, adhere to the NRC's licensing and regulatory standards. Other U.S. states where we will market our devices may have licensing and/or other regulatory standards which are more or less stringent than those adopted by the NRC. As far as management can see, no current state requirements in the U.S. are so materially different from those of the NRC as to preclude an end user from using our devices in that state. The laws of foreign countries or jurisdictions also may vary significantly from those in use within the United States, including in areas where we will want to market and sell our devices in the future, although numerous jurisdictions (such as within the European Union, for example) have recognized the regulatory standards and requirements of the NRC.

Management believes that all of our radiation safety policies and procedures, both relating to the design and operation of our products as well as the construction and operation of our facilities, are in conformity with current, applicable U.S. federal and state law regulations. Although fast neutron radiation demonstrates some properties different than other forms of radiation, management does not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray machines. For example, measurements we have taken with radiation survey instruments show that a three-minute, direct, unshielded exposure to our MiniSenzor technology at a distance of one meter would deliver a dose of 0.1 milli-Sieverts (mSv), which is significantly lower than that of a medical CT x-ray scan. Further, the design and incorporation of appropriate shielding in our products, and the development of appropriate operating procedures in view of their intended use, will not be difficult in management's opinion. Nevertheless, compliance with these rules, regulations and licensing requirements does entail additional cost, effort and time in bringing our products to market, and there can be no guarantee that we will be able to comply with future U.S. federal, state and international radiation safety requirements within our existing policies and procedures, nor that we will be able to implement compliant policies and procedures in a commercially viable manner or within our resource capabilities, as further described under the heading Risk Factors later in this Report.

EXPORT CONTROLS

Management has determined that its current devices, incorporating the standard neutron generator described above, is not within the scope of the United States Munitions List, maintained by the U.S. Department of State under the International Trafficking in Arms Act, and therefore no license is required to market and sell our current devices. Future products we may develop, or future changes in the existing U.S. federal regulations governing the classification of items defined as "munitions", may require us to obtain U.S. federal licensing, and there can be no guarantee that we will be able to obtain such licenses at that time.

Management believes that the sale of the CarBomb Finder, and any future explosive detection equipment developed by us to be used by civil authorities to fight criminal activities outside of the United States, would be subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security (BIS). The licensing program effected under the Bureau of Export Administration is designed to monitor exports of items which could adversely affect regional stability or the military balance within a given region, and to protect the national security and foreign policy interests of the United States. These regulations have been expanded to include controls on explosive detection equipment technology, and classified such equipment, including related software and technology, under Export Commodity Control Number
(ECCN) 2A983 in April 2003. Although we have not submitted a formal commodity classification request to the BIS, we believe that the CarBomb Finder would most likely be classified under ECCN 2A983. The effect of this classification would be to impose a license requirement for Regional Stability reasons for the export of explosive detection equipment, software and technology to all destinations except members of the North Atlantic Treaty Organization (NATO), Australia, Japan, and New Zealand.

According to the BIS' own website [www.bxa.doc.gov/PoliciesAndRegulations/ 04ForPolControls/Chap3_ RegStability.htm, "the U.S. Government will generally consider applications for such licenses favorably, on a case-by-case basis, unless the export would significantly affect regional stability." Accordingly, if sales of our currently-anticipated products are made to countries which are not restricted pursuant to the Commerce Department's listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", no special licensing will be required. Sales to restricted countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the Department of Commerce, may require us to obtain federal licensing, and there can be no guarantee that we will be able to obtain such licenses at that time. Some of our products in development may be deemed regulated military devices subject to special export restrictions under the U.S. Department of State regulations and/or subject to the U.S. International Trafficking in Arms Act. However, in the event that any of our future products are conferred "dual use" status (meaning that they can be utilized for both commercial and governmental/defense applications), such as our landmine detection equipment currently in development, their export could instead be subject to the control regulations administered by the BIS, which generally are less stringent.

THE SAFETY ACT

On October 10, 2003, in response to the tragedy of the attacks on September 11, 2001 and the alarming rise of terrorism generally since that date, Tom Ridge, the U.S. Secretary for Homeland Defense, signed the first regulations implementing the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, Public Law 107-296 (the "SAFETY Act"). The SAFETY Act was enacted to encourage the rapid development and deployment of anti-terrorism technologies by ensuring that the threat of liabilities and extensive litigation associated with the manufacture and sale of products used in inherently dangerous circumstances does not deter businesses from developing and commercializing these technologies. Specifically, the SAFETY Act creates certain liability limitations for "claims arising out of, relating to, or resulting from an act of terrorism", if a technology which has been designated as a qualified anti-terrorism technology ("QATT") has been used. All forms of technology, including products, software, services, and various forms of intellectual property, may qualify for Safety Act protection. Two separate protections are available to applicants depending on the results of a classification and designation process.

In order to be designated as a QATT by the US Department of Homeland Security ("DHS"), a company must file an application with that agency showing that the technology "will prevent, detect, identify or deter acts of terrorism or mitigate the harm that such acts might otherwise cause". Companies can also apply to be certified as an "Approved Product (or Service) for Homeland Security." There are substantial benefits to any company which does receive such designation or certification, including that such companies, if sued as a result of any claim arising out of a terrorist act:

      o can invoke the exclusive jurisdiction of the federal courts of the United States, for suits against the Sellers of "qualified anti-terrorism technologies", thereby eliminating concerns about defending against litigation in multiple jurisdictions;

      o a cap on the amount of liability which can be assessed against the seller of a QATT to a minimum, insurable amount for premiums which are not commercially unreasonable or burdensome such that they will distort the sales price of the designated product;

      o a prohibition on joint and several liabilities for non-economic damages, so that sellers of certified anti-terrorism technologies can only be held responsible for their actual, proportionate share of any liability;

      o     an absolute bar against punitive damages and prejudgment interest;

      o a requirement that plaintiffs reduce the amount of any damages they awarded from seller's of certified products by any amounts such plaintiffs receive from "collateral sources", such as insurance benefits or other government benefits; and

      o an initial presumption, albeit rebuttable, that the seller of certified products is entitled to use the so-called "government contractor defense" (which provides certain limitations on the ability of plaintiffs to recover damages from manufacturers who provide products that meet government specifications, if they have a faulty design), on sales made to both government or private sector purchasers.

As part of our risk management and litigation management strategies, we intend to apply for designation and certification from the DHS for our stoichiometric devices. If the DHS approves our products for certification and/or designation as QATTs, we would enjoy some or all of the benefits described above. There can be no assurance that any application we submit for either certification or designation by the DHS will be approved or, even if it is, that we will be able to afford even the minimum amounts of liability insurance which the sellers of designated QATTs and certified Approved Products and Services generally must maintain. Furthermore, it should be noted that the SAFETY Act affords no protection against any claims or liabilities arising out of circumstances other than acts of terrorism, and that the designation or certification by DHS of any product should not be expected to assist in any way with respect to either purchases by, or the receipt of grants from, governmental agencies or other organizations with respect to such product or its manufacturer.

GOVERNMENT CONTRACTING AND GRANTS

During our early stages of commercial sale, we anticipate that government agencies will be the principal customers for the products we develop. We will be required to comply with the Federal Acquisition Regulations, a comprehensive set of regulations governing how vendors do business with the U.S. federal government, to the extent we contract with departments or agencies of the U.S. government, as well as similar regulations to the extent we contract with state or local governments. We will also continue applying for grants from governmental agencies, which will be subject to regulation by the granting agencies. Sales to or grants from foreign governments or organizations will have their own regulatory framework, which may or may not be similar to present U.S. standards or requirements. As a hedge against our reliance on government grants and sales, we have been looking at purely industrial applications of our technology. The first such application we have been working on is our Refractorymeter, which uses our stoichiometric technology to examine the ceramic linings of oil cracking cylinders in order to detect fissures or erosions which could cause significant losses if left undetected. Although this project has been undertaken with input from the research department of Exxon-Mobil, there can be no assurance that this oil company or any other commercial entity, will buy our refractorymeter technology. (See the further description of our informal relationship with the research center of Exxon-Mobil, in the Section "Proprietary Devices: Research and Development Activities").

SUBSIDIARIES

We have three subsidiaries, HiEnergy Defense, Inc., HiEnergy Europe, Ltd., and HiEnergy Microdevices, Inc. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003, and is a wholly-owned subsidiary. HiEnergy Defense focuses on marketing military and defense applications of our technology within the Washington D.C. area from its office in Arlington, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004, and is a wholly-owned subsidiary. HiEnergy Europe is presently not operating, but will focus on marketing our technology throughout the European Union (EU). HiEnergy Microdevices, Inc., which is currently inactive, is a majority-owned subsidiary incorporated in the State of Delaware. HiEnergy Microdevices was formed in 1995 by Dr. Bogdan Maglich to develop and commercialize our stoichiometric technology. In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares to 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange whereby we acquired HiEnergy Microdevices in April 2002), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004. None of the shares not owned by us and which remain outstanding in HiEnergy Microdevices is owned by any affiliate or our company.

EMPLOYEES

We have eleven (11) full-time employees as of the date of this Report, comprised of 1 executive officer; a controller; a director of sales and marketing; 4 full-time research and development employees; 3 administrative employees; and 1 executive officer of our wholly owned subsidiary, HiEnergy Defense. Inc. We also have 1 part-time research scientist, and 3 independent consultants as of the date of this Report, comprised of a paralegal consultant, a scientific research consultant and a finance consultant. We believe that our employee relations are favorable. None of our employees are represented by a collective bargaining unit. To the extent we may need additional manpower support especially as our one-off manufacturing efforts commerce in earnest, we have been granted access to a fully-equipped machine shop by Del Mar Avionics, Inc., which maintains its principal place of business in our same building, and we are able to use its staff of machinists on an hourly-rate basis.

ITEM 2. DESCRIPTION OF PROPERTY


On September 30, 2002, we relocated our offices to 1601-B Alton Parkway, Irvine, California 92606. Our new offices consist of approximately 6,600 square feet. We entered into a three-year operating lease agreement with an affiliate of Bruce Del Mar, one of our former directors, for its offices in Irvine, California. The lease provides for monthly rent of $8,000, for months 1 through 18, and $8,320 per month for months 19 through 36. In January 2004, we executed an addendum to the lease agreement to lease an additional 4,470 square feet of space within the same building in which our offices are located. The addendum begins on February 1, 2004 and expires in September 2005. The additional monthly rent will be $4,373 per month for months 17 and 18, and $4,545 per month for the remainder of the lease term.

In the new space we have built one open-air testing facility and two enclosed testing facilities, which are equipped with two test/demonstration vehicles for car bomb detection, an airport luggage testing setup, and an open pit for landmine tests. A temporary wall provides more than adequate radiation shielding to the scientists and other observers, who analyze results and demonstrate the technology from within an on-site portable building. The new test site consists of approximately 2,400 square feet. The term of the lease was originally from July 1, 2003 to December 1, 2003, but was changed to an ongoing month-to-month lease, with payments due at a monthly rate of $1,200 under an agreement with the same landlord. The standards adopted by the State of California, which we are observing in our laboratory shielding designs, are the strictest in the United States. The University of California Radiation Safety Officer, licensed by the State of California, has determined the degree of thickness for both borated polyethylene and concrete shielding required for operators and for public safety. Our test site has been designed in compliance with these requirements and our design was approved by the Radiation Safety Officer on July 16, 2003.

ITEM 3. LEGAL PROCEEDINGS

RICHARD ECKHOUSE.

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provided that Mr. Eckhouse was to be paid $350 per hour, as follows: (i) one-third (or $117 per hour) in cash; (ii) one-third (or $117 per hour) evidenced by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies received government funding equaling $900,000 or an investment totaling at least $300,000, and (iii) one-third (or $117 per hour) paid in shares of Class A common stock of HiEnergy Microdevices at a valuation of $5.00 per share. On May 2, 2003, Mr. Eckhouse filed a lawsuit alleging a breach of contract against us, HiEnergy Microdevices and Dr. Bogdan Maglich, individually (who was subsequently dismissed by the Court). We subsequently filed a cross-complaint in the action, alleging various common law and contract claims against Mr. Eckhouse. The Complaint alleged that HiEnergy Microdevices owed Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. We ultimately settled this dispute by entry into a settlement agreement and mutual release with Mr. Eckhouse pursuant to which he received a cash payment of $10,000 and 10,500 shares of stock.

PHILIP GURIAN AND BARRY ALTER: OUR REVERSE TAKEOVER.

After reading news reports that connected our reverse takeover of HiEnergy Microdevices with known stock manipulators, our Board of Directors directed our then President to hire a team of independent investigators to investigate whether we or any of our officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former U.S. federal prosecutors, a former Assistant U.S. Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. In their review, the independent investigators obtained evidence that some of our stockholders who purchased significant amounts of HiEnergy shares prior to the reverse takeover knew, or had business dealings with, Phil Gurian, a person who we later learned had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as one of our directors and, for a short time, as our interim President, was found to have been aware of these purchases of HiEnergy shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these HiEnergy shares and, if so, whether our former president and director had any knowledge of that control.

On June 24, 2004, we received a letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that we be charged with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of our securities by, and actions with respect to our stock taken by, Philip Gurian, Barry Alter and certain of their affiliates who controlled SLW Enterprises, Inc. at the time of our reverse takeover transaction; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations would be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to this correspondence from the SEC.

BARRY ALTER

On May 27, 2003, Mr. Alter brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses in the amount of $20,000 he allegedly incurred and future expenses he would incur in response to an SEC investigation which mirrored our investigation by the SEC, and for which Mr. Alter obtained separate legal counsel to represent him. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified us that this action had been voluntarily dismissed without prejudice. However, to the date of this Report there has been no settlement of our dispute with Mr. Alter, and there can be no assurance that the claims he asserted against us will not be resuscitated at some time in the future.

YEFFET SECURITY CONSULTANTS, INC.

HiEnergy is currently arbitrating a dispute with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"). We entered into a consulting agreement with YSCI in July 2002. Under the terms of this agreement, YSCI was to provide consulting services to us to further our marketing and business objectives. On October 29, 2003, we notified Yeffet Security Consultants that we were terminating its contract on the grounds of inadequate performance. YSCI alleged that we breached the consulting agreement and is seeking to recover $449,540.91. We deny this allegation and intend to defend it vigorously in arbitration. Our arbitration hearing in this matter has been set to begin on September 28, 2004, in New Jersey.

From time to time, we may be subject to other routine litigation incidental to the ordinary course of business, for actual or perceived violations of our agreements, or for other civil matters.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

As described earlier in this report under the heading Recent Events - SEC Investigation, we have received two Subpoenas for information from the Securities and Exchange Commission ("SEC"). One, dated April 12, 2004, required us to supply them with documents pertaining to a presentation which Dr. Bogdan Maglich, our Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. in March 2004, regarding HiEnergy's key markets, business strategy and financial projections, and which included information that was not disclosed in a concurrent registration statement we filed with the SEC on Form SB-2. A subsequent letter, dated May 24, 2004, requested documents substantiating statements we had previously released in a press release regarding our discussions with a consortium calling itself the Dallas-Fort Worth Homeland Security Alliance. We voluntarily responded to both requests for documents, as well as to a second Subpoena, dated June 30, 2004 received from the SEC which pertained to all documents and information we have with respect to the restatement of our 2002 and 2003 financial statements, which we had announced on June 9, 2004. Our auditors, Singer, Lewak, Greenbaum & Goldstein, LLP also received a similar Subpoena from the SEC. As of the date of this Report, these Subpoenas had both been responded to, and we have received no further word from the SEC on the progress of this aspect of its investigation.

On June 24, 2004, despite the responses which we provided to the SEC, we received a further letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the Commission charge us with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of our securities by, and actions with respect to our stock taken by, Barry Alter, Philip Gurian and other of their affiliates who controlled SLW Inc. at and prior to the time of our reverse-takeover; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations appear to be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to this most recent correspondence from the SEC.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Registrant during the fourth quarter of the fiscal year ended April 30, 2003.

RISK FACTORS

We are a development stage company, and an investment, or maintaining an ownership position, in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks, and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes, before making any determination with respect to our stock. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects. We also refer readers to the information at the front of this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Risk Factors discussed below.

RISKS RELATED TO OUR BUSINESS

GENERAL BUSINESS RISKS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED STOCKHOLDERS' DEFICIT OF $21,815,596 AS OF APRIL 30, 2004, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have not generated any revenue from operations during the past two fiscal years, and we have incurred net losses available to common stockholders every year since our inception, including $8,183,346 in 2004 and $6,771,471 in 2003. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype device: the CarBomb Finder. To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

WE WILL NEED ADDITIONAL CAPITAL TO MEET OUR OPERATING NEEDS, AND ADDITIONAL CAPITAL MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

For the last two fiscal years, we have experienced average monthly operating expenses of approximately $270,000, and no revenues from operations to offset that amount. As such, we must continually raise capital from the sale of equity or debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder is not well-received or fails altogether. Although we intend to seek additional funding through corporate collaborations or from loans or investments from new or existing stockholders, additional capital may not be available to us and, even if available, it may not be on terms which our Board of Directors would be willing to accept. If we cannot obtain the capital we need to fund our operations on terms which we can accept, we may be required to curtail our operations significantly, or cease our operations altogether, which would have a material adverse effect on our business, our operations and our financial condition.

AS A DEVELOPMENT STAGE COMPANY WITH AN UNPROVEN BUSINESS STRATEGY, WE MAY NOT BE ABLE TO ACHIEVE POSITIVE CASH FLOWS AND OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

While we have developed a prototype of our CarBomb Finder, and are preparing to introduce our first commercial products, which include the CarBomb Finder 3C3 and the CarBomb Finder 3C4 models, we have made no sales of our initial product other than one order placed by our exclusive distributor in the Middle East, EEMCO, which is owned by one of our Directors, and the device will be priced effectively at our cost to manufacture the item with no allocable profit to us. Because of that situation, and that the markets of the CarBomb Finder remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history. Since April 25, 2002, we have focused our resources on the development of products using our proprietary stoichiometric technology. We believe that we are the only company working on a commercial product using stoichiometric technology, and so there is no proven market for our products once development is complete. To date, we have no commercialization experience with our technology, and it is difficult to evaluate our prospects for sustained growth and profitability. Our future success is more uncertain than if we had a more established and proven history of operations and greater experience in executing similar business strategies. Furthermore, it is expected that our current business and marketing approach will be modified from time to time, as we continue to assess the markets and applications for our technology as well as evaluate prospective customer interest. No assurance can be made that the current strategies or any future changes in our business model, and the marketing of products, will be met with success. For the last two fiscal years we have not generated any significant revenues and, as a result, we have limited resources and our potential ability to generate and maintain income also remains unproven.

THE COMMERCIAL VIABILITY OF THE CARBOMB FINDER IS UNPROVEN, AND MAY NEVER BE REALIZED.

To the best of our knowledge, as of the date of this Report, no customer, industry partner or governmental entity has used a CarBomb Finder device to detect explosives, other than in demonstrations. We have not had independent testing of the CarBomb Finder device to rate or certify its functionality in explosive detection, nor have we commissioned an independent market or research study to determine its market potential. Consequently, the commercial viability of the CarBomb Finder is unproven at this time. We also are unable at this time to qualify the amount and frequency of maintenance to be required by the CarBomb Finder, as we have no reference data regarding real world use of the devices and we have limited experience in causing, or simulating, extensive usage. A significant increase in the amount of maintenance required to keep the devices operating may result in unforeseen problems or customer dissatisfaction. If this were to occur, prospective customers could very well perceive that there are reliability problems with our products, which could reduce the demand for our products. If commercial opportunities are not realized from the use of the CarBomb Finder device and we have difficulty attracting and maintaining customers, our ability to generate revenues will be adversely affected. We also have not had the ability to undertake extensive testing in real-world situations, and cannot with certainty explain how the device would be impacted by severe weather, burning or excessive heat, a wartime environment, various topographies or other circumstances which maybe of particular importance to certain prospective customers or in certain regions. Without internal data in respect of these kinds of testing, customers may be reluctant to spend the funds necessary to purchase our CarBomb Finder, or any of our other prototype developments, and the sales cycle may be longer than we have anticipated or may not materialize at all, either of which events would have a materially adverse effect on our business, operations and financial condition.

WE HAVE LIMITED RESOURCES TO DEVOTE TO PRODUCT DEVELOPMENT AND
COMMERCIALIZATION. IF THE COMMERCIALIZATION OF THE CARBOMB FINDER PROVES UNSUCCESSFUL, ANY REALLOCATION OF RESOURCES COULD SUBSTANTIALLY HARM OUR BUSINESS.

Our business strategy is to develop, manufacture and market products incorporating our stoichiometric technology to address initially the security and counter-terrorism market and the chemical and petrochemical industry control market. Our current and primary objective is to commercialize our proprietary CarBomb Finder devices. We believe that in the near term our revenue growth and profitability, if any, will substantially depend upon several factors, including the following:

      o our ability to raise additional capital to manufacture and market our current prototype device, the CarBomb Finder;

      o our ability to raise additional capital for general and administrative costs relating to our operations;

      o our ability to manufacture the CarBomb Finder in commercial quantities, at a reasonable profit margin;

      o receipt of any requisite approvals from the Nuclear Regulatory Commission (NRC), the Department of State, the Department of Commerce, the Department of Defense, and similar state or foreign authorities, as applicable;

      o market acceptance of the CarBomb Finder and after-market satisfaction related to performance and maintenance issues;

      o legislative or other government actions driven, in part, by the public's perception of the threats facing the population and unrelated political circumstances, which may leading to significant fluctuations in demand for our products and services;

      o     the availability and cost of key components for the CarBomb Finder;

      o     the timing of completion of acceptance testing for the CarBomb
            Finder; and

      o changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of the CarBomb Finder, caused by promotional offerings, customer volume orders, or competitive pricing pressures.

We have introduced our prototype device, the CarBomb Finder, only recently, and all other applications of our technology are still in the early stages of development. These include, at present, our BombSquad Detector, our Unexploded Ordnance Sensor, our Anti-tank Landmine Detector and our Refractorymeter. For the fiscal year ended April 30, 2003, we spent $695,000, or 12% of total operating expenses, on research and development, and for the fiscal year ended April 30, 2004, we spent $804,000, or 14% of total operating expenses, on research and development. For the fiscal year 2003, we spent $4,945,000, or 88% of total operating expenses, on general and administrative expenses and for the fiscal year 2004, we spent $4,796,000, or 86% of total operating expenses, on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder device will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

If we fail to commercialize the CarBomb Finder, we will have no other products to sell until we complete their development and commercialization, which will require additional capital and time. As a result, our ability to generate revenues will decrease, which could substantially harm our business. Because we have limited resources to devote to product development and commercialization, any reallocation of resources to commercialization of the CarBomb Finder device that proves unsuccessful may delay or jeopardize the development of other products. The development of new products may require time and financial resources much greater than what we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products. The development of our products for the detection of explosives, illicit drugs, biological agents and other contraband is highly complex.

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2004, 2003 and 2002 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2004, we incurred a net loss available to common stockholders of $8,183,346, and had negative cash flows from operations of $2,846,157. In addition, we had an accumulated deficit of $21,815,596 and was in the development stage as of April 30, 2004. These factors, among others, as discussed in "Note 3- Going Concern" to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors mentioning substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

COMPANIES WHICH POSSESS MUCH GREATER FINANCIAL AND OTHER RESOURCES, AND MORE MANUFACTURING, MARKETING, SALES AND DISTRIBUTION EXPERIENCE, THAN WE HAVE COULD CREATE A TECHNOLOGY WHICH COMPETES EFFECTIVELY WITH OUR STOICHIOMETRIC TECHNOLOGY, AND WE MAY BE UNABLE TO MAINTAIN OUR EXISTING, OR CAPTURE ADDITIONAL, MARKET SHARE IN OUR CHOSEN MARKETS.

Based upon our review of the industry, we believe that no other company today markets a technology which is similar to, or competitive with, our stoichiometric technology used in our CarBomb Finder and the other prototype devices referenced in this Report. The market for explosives and contraband detection equipment generally is dominated by a few very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a huge competitive advantage over us were they to begin to compete in our market. Our ability to market our technology as "unique" is dependent upon the fact that these larger, better-established companies do not have the ability to determine the exact identity, amount and weight of each element their equipment detects. If one of these competitors was to throw sufficient capital and other resources at developing a competitive technology, notwithstanding our efforts to secure protection of our core intellectual property rights, they might be able to do so, in which case it would be very difficult for us to compete and we might not be able to maintain our existing market share as of that point, or capture any additional market share, with our products. Furthermore, if one of these competitors were to develop a technology which was viewed as an improvement over our existing technology, our ability to maintain any segment of the neutron-based detection market might disappear altogether, which would have a materially adverse effect upon our business, operations and financial condition.

It is possible that competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Any number of future technological developments could:

      o     adversely impact our competitive position;

      o     require write-downs of obsolete technology;

      o require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

      o require significant capital expenditures beyond those currently contemplated.

We cannot assure investors that we will be able to achieve the technological advances to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis, that anticipated markets will exist or develop for new products or services, or that any marketed product will not become technologically obsolete.

WE DEPEND ON KEY MANAGEMENT AND PERSONNEL AND MAY NOT BE ABLE TO HIRE OR RETAIN ADDITIONAL KEY MANAGERS, EMPLOYEES AND TECHNICAL AND SCIENTIFIC PERSONNEL WHEN NEEDED.

Our future success will be due, in part, to the continued services of our senior management team. Losing the services of one or more members of our management and scientific teams could negatively affect our business and development strategies. During the fiscal year, we lost several members of its executive and scientific team and we could be seriously harmed by the loss of any of our executive officers, including Dr. Maglich. In order to meet our objectives, we will need to recruit additional members for our senior management team. We also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that could be self sufficient and operate with minimal supervision. As a result, our future growth and success will depend in large part upon our need and ability to attract and retain qualified personnel.

WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR FINANCIAL CONDITION AND ABILITY TO CONTINUE TO IMPLEMENT THE GOVERNMENT SALES PORTION OF OUR BUSINESS PLAN.

The terrorist attacks in the U.S. and other countries have brought devastation to many people, shaken consumer confidence and disrupted commerce throughout the world. The continuing threat of terrorism in the U.S. and other countries and heightened security measures, as well as current and any future military and civil action in response to such threat, may cause significant disruption to the global economy, including widespread recession. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will interfere with our efforts to raise additional capital to fund our operations through the development stage. If we are unable to raise a sufficient amount of capital due to economic conditions, we will not be able to finalize development of our detection systems under government contracts and to bring them to military, civil or commercial markets as planned.

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS THAT COULD MATERIALLY HARM OUR BUSINESS.

We are pursuing various international business opportunities, including opportunities in Turkey, Spain and the Middle East. We anticipate a number of additional risks associated with our international activities, which could adversely affect our business including, among others, the following:

      o     changes in domestic and foreign regulatory requirements;

      o     political instability in the countries where we sell products;

      o     differences in technology standards;

      o     possible foreign currency controls;

      o     longer payment cycles and inadequate collection system;

      o     fluctuations in currency exchange rates;

      o inconsistent intellectual property protections in foreign jurisdictions;

      o     export restrictions, tariffs, embargoes or other barriers;

      o     prejudicial employment laws and business practices;

      o     difficulties in obtaining and managing distributors; and

      o     potentially negative tax consequences.


MANUFACTURING RISKS

WE HAVE NO MANUFACTURING EXPERIENCE AND OUR ABILITY TO BE ABLE SUCCESSFULLY TO EXECUTE A MANUFACTURING PLAN IS UNTESTED.

To be successful, we must be able to manufacture, or contract for the manufacture of, the CarBomb Finder in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finders for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, we recently retained Lockwood-Greene Engineering and Construction to develop a detailed conceptual plan for a manufacturing facility. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate our proposed manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finders at our facilities in Irvine and to continue this effort for the remainder of 2004, or until a manufacturing facility is constructed and/or equipped, or an outsourced manufacturing contract is secured.

Our manufacturing strategy, as contemplated, depends on the following:

      o the ability to raise additional capital for the costs of constructing and equipping a facility and for the manufacturing of the CarBomb Finder in quantities necessary to meet anticipated demand if it is approved by regulatory authorities;

      o     the ability to manufacture products that have minimal defects;

      o     the ability to obtain product liability insurance;

      o the ability to obtain approvals from any state or federal regulatory agencies which may be or become applicable;

      o     unexpected changes in regulatory requirements;

      o     inadequate protection of intellectual property; and

      o risks of fire, earthquake, or other man-made or natural acts affecting manufacturing facilities.

Any of these factors, and the failure to execute them, could delay the manufacturing and commercialization of the CarBomb Finder, lead to higher costs, irreparably damage our reputation with future customers due to factors such as poor quality goods or delays in order fulfillment, and result in our being unable to effectively sell the CarBomb Finder and substantially harm our business.

BEFORE WE CAN AFFORD TO HAVE OUR OWN MANUFACTURING FACILITY, OR ENGAGE A THIRD-PARTY TO MANUFACTURE UNITS FOR US ON AN OEM BASIS, WE MUST MANUFACTURE THE INITIAL UNITS WE SELL IN OUR LABORATORY FACILITY WITH LIMITED STAFF ON A ONE-OFF BASIS, WHICH RENDERS US UNABLE TO CREATE ANY MANUFACTURING EFFICIENCIES OR TO REALIZE A PROFIT FROM THE RESULTING SALES. IF WE ARE NOT ABLE SUCCESSFULLY TO TRANSITION OUR MANUFACTURING TO FULL-SCALE COMMERCIAL PRODUCTION, IT WILL HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

We anticipate that at least the first 10 units of our CarBomb Finders which we may be able to sell will have to be manufactured in-house, one at a time, with limited staff and resources and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot turn our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

WE RELY SUBSTANTIALLY ON THIRD-PARTY SUPPLIERS AND DEPEND UPON A LIMITED NUMBER OF SUPPLIERS OF ONE OF OUR COMPONENTS FOR OUR CARBOMB FINDER (THE GAMMA RAY DETECTOR). THE INABILITY TO OBTAIN PARTS FROM THESE SUPPLIERS ON A TIMELY BASIS AND THE LOSS OF PRODUCT OR DELAYS IN PRODUCT AVAILABILITY FROM ONE OR MORE THIRD-PARTY SUPPLIERS COULD SUBSTANTIALLY HARM OUR BUSINESS.

We currently rely on third-party suppliers for various parts of the CarBomb Finder device, including neutron generators with custom modifications and certain sub-assemblies. We have placed orders for these key components for the first 10 CarBomb Finders from a small number of sources. For example, we obtain the standard sealed tube neutron generators we use from a single source, EADS-Sodern, on a purchase order basis, and the sub-assemblies from a single source, PMB 322, on a purchase order basis. We believe that alternative sources for these components in the event of a delay or interruption in supply would be readily available on a timely basis, however, any inability by us to find alternative sources of key components, alternative third party manufacturers or sub-assemblers, or sufficient quantities of these key components, would impair our ability to manufacture and sell the CarBomb Finder and result in delays or interruptions in shipments, which could cause current or potential customers to seek out competitors. In addition, if we are unable to pay for these components on a timely basis, or cannot arrange sufficient available credit, our third-party suppliers may delay or cease the supply, which would also impair our ability to manufacture and sell the CarBomb Finder. We currently do not have long-term agreements with any of these suppliers. Furthermore, in view of the high cost of many key components, we would strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time, which would impair our ability to manufacture and sell the CarBomb Finder and cause substantial harm to our business.

INTERRUPTIONS, DELAYS OR COST INCREASES AFFECTING OUR MATERIALS, PARTS, EQUIPMENT OR SUPPLIERS MAY ADVERSELY AFFECT OUR MANUFACTURING OPERATIONS.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. In particular, there are few manufacturers worldwide of particle accelerators and gamma ray detectors; sophisticated and expensive equipment which are the key components of our products. Our reliance on third party suppliers limits our control over product delivery schedules or product quality. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment of adequate quality in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In the event that any of our suppliers were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results could suffer until alternate suppliers, if any, were to become available.

OUR COMPETITORS COULD PURCHASE THE SAME COMPONENTS FROM OUR SUPPLIERS AND ATTEMPT TO COPY OUR PRODUCTS TO THE EXTENT NOT COVERED BY PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS.

We, like most companies, purchase components for our products from third party suppliers. We have patent applications pending that are directed to various combinations of some of these components, but do not cover any of these components separately. Competitors could purchase the same components from the same suppliers and assemble similar products to the extent not prevented by our patent or other intellectual property rights. We cannot assure you that our competitors will not independently develop comparable or superior technologies using similar or identical components or that our competitors will not obtain unauthorized access to our proprietary technology and utilize it where we have no patents or where our patents do not cover the competitor's technology. Areas of the world where we do not have patent applications include, for instance, the Middle East, Russia, Africa, and South America. We believe that we have applied for patents in countries where we expect the largest markets for our products and we intend to expand our patent portfolio. We have applied for patents in the United States, the European Union, Canada, and Japan and as improvements are made we intend to file also elsewhere for any potential patent protection. See, also, the discussion under the heading "Intellectual Property Risks".

WE MAY BE UNABLE TO SECURE ANTICIPATED GOVERNMENTAL FUNDING FOR FUTURE PRODUCTS; WE ARE CURRENTLY UNABLE TO OBTAIN AN SBA CERTIFICATE OF COMPETENCY.

We plan to apply for several government contracts for the development of future projects in the future; however, such contracts may not be obtained. We have successfully obtained a total of seven government development contracts to date from the U.S. Department of Defense, U.S. Department of Energy and U.S. Customs Service to finance our research and development. These contracts may be denied for reasons that include funding of the program, our financial position and abilities, or for other reasons. We cannot assure investors that additional government research and development contracts or funding will become available in the future or that we will receive any additional funds due under previously secured contracts. If the government discontinues its sponsorship for our technology, we would have to raise or divert additional capital for product development, which could adversely affect our business. Furthermore, we are aware that competitors and potential competitors in the explosive detection market have also received development grants. Any future grants to competitors or potential competitors may improve their ability to develop and market advanced detection products that could compete with our technologies.

In the past, we failed to receive a research grant from the U.S. Navy because of our inability to obtain a Certificate of Competency from the U.S. Small Business Administration certifying our financial condition as being adequate to responsibly complete the grant work if it were awarded to us. Due to our financial condition, we were not awarded the requisite Certificate of Competency, nor was the Small Business Administration's determination reversed in June, 2003 when we requested reconsideration of this decision. Management believes that, in our present condition, the requirement to obtain Certificates of Competency will continue to be a bar to our ability to win certain government grants in the future, and is seeking the additional capital necessary to meet the minimum competency requirements for the projects in which it desires to participate. It is impossible to state how much money is necessary to obtain a Certificate of Competency, because it varies from grant to grant and we have never received a specific dollar amount that would need to be obtained in order to qualify. However, management intends to raise two to three million dollars in additional equity capitalization, following the filing of this Report, and believes that with that additional capitalization it should be able to meet its operating plans, including seeking additional research and development grants requiring a Certificate of Competency. There can be no assurance that we will ever obtain the additional equity capitalization that we need to obtain Certificates of Competency in respect of any given grant opportunity or, even if we do, that we will be awarded any research and development grants.

GOVERNMENTAL AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

In contracting with governmental agencies, we are subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Any potential sales to public agencies will depend, in part, on our ability to satisfy their contract requirements, which may be difficult or impossible in certain cases. Moreover, government contracts typically contain unilateral termination provisions unfavorable to us and are subject to discretionary auditing and modification by the government, which subject us to additional risks. The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Any potential contracts with foreign governmental agencies or bodies may contain similar provisions. Consequently, our backlog on government contracts cannot be deemed a true indicator of our future revenues. The government's termination of one or more of the contracts for products under development would harm our business. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations which are readdressed on an annual basis. Consequently, our contracts with certain government agencies generally are only funded in part at the outset and commit additional monies only as appropriations are made by Congress for future periods. The inability or failure by the government in funding one or more of the contracts for our products under development would harm our business.

In addition, contracts with governmental agencies are frequently awarded through a formal bidding processes, which can be often protracted and contain cancellation provisions in the event said public agency loses its funding. There can be no assurance that we will be awarded any of the contracts for which our products will be bid and even if we are awarded contracts, substantial delays or cancellations of purchases could result from complaints filed by competing bidders.

IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED. THUS WE ARE REDUCING OUR DEPENDENCE ON GOVERNMENTAL CUSTOMERS, WHICH CAN REQUIRE LONGER THAN AVERAGE LEAD TIMES BEFORE SALES ARE MADE.

We have incurred net losses since our inception. For the fiscal year ended April 30, 2004, we reported a net loss available to common stockholders of approximately $8,183,346, as compared to a net loss available to common stockholders of approximately $6,771,471 for the fiscal year ended April 30, 2003. Our accumulated deficit through April 30, 2004 was approximately $21,815,596. We expect that our losses will continue in fiscal year 2005 and farther into the future. It appears that our financial requirements until we can generate sufficient revenues from sales to cover our operating costs are between $8,000,000 and $10,000,000. One of the reasons for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

MARKETING RISKS

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH INDUSTRY PARTNERS MAY HARM OUR BUSINESS.

We will depend on establishing and maintaining relationships with industry partners. Our ability to produce and market the CarBomb Finder device is dependent upon our ability to establish and maintain relationships with other companies and individuals. We may not be able to enter into relationships with these companies on commercially reasonable terms or at all. Even if we enter into these relationships, not all such relationships may result in benefits for our company.

WE HAVE GRANTED A THIRD PARTY SUBSTANTIAL MARKETING RIGHTS TO THE CARBOMB FINDER DEVICE IN AN IMPORTANT MARKET. IF THE THIRD PARTY IS UNSUCCESSFUL IN MARKETING THE CARBOMB FINDER, OUR MARKETING PLAN IN THE RELEVANT TERRITORY COULD BE INTERRUPTED.

We have entered into an exclusive distribution agreement for the initial model of our CarBomb Finder with an equipment marketing company, EEMCO, for our marketing and sales efforts in 11 countries in the Middle East and North Africa. EEMCO is owned by a director of our company, Harb Al-Zuhair. This agreement covers one of our primary anticipated regional markets, and so our success in penetrating this marketplace will depend, in large part, on EEMCO's ability to make sales within its territory. Provided that it has met its minimum sales requirement to maintain exclusivity for any country within its territory (which is a minimum of four sales in each country within the territory by August 2005), we will not be able to offer marketing rights to our prototype CarBomb Finder to any other entity to make sales within the relevant territory. If EEMCO meets its minimum sales requirement by August 2005, it will not be required to do anything further to retain its exclusivity for that product. Although we have the right to terminate the agreement upon 60 days notice for any reason, or immediately if there is a material breach, there may be significant costs associated with extricating ourselves from the agreement and market share could be compromised if a smooth transition to another distributor is not made.

INTELLECTUAL PROPERTY RISKS

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

The protection of our intellectual property and the establishment of patents and other proprietary rights is important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of intellectual property through various methods such as patents and patent applications, trademarks, copyrights, confidentiality and non-disclosure agreements. We also rely on trade secrets, proprietary methodologies and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees. However, it is possible that these agreements may be breached and that the available remedies for any breach will not be sufficient to compensate us for damages incurred.

We currently have pending patent and provisional patent applications in the United States and various foreign countries. There can be no assurance that our patent applications will result in the issuance of any patents or that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. Moreover, we cannot assure you that others will not assert rights in, or ownership of, patents and other proprietary rights we may establish or acquire or that we will be able to successfully resolve such conflicts. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide a competitive advantage to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

INFORMATION RELATING TO ANY INVENTION THAT IS INVENTED UNDER A SMALL BUSINESS INNOVATION RESEARCH CONTRACT MAY BECOME PUBLIC AT SOME FUTURE TIME.

A portion of our research and development costs relating to the development of our advanced SuperSenzor technology for anti-tank landmine identification purposes is being funded under a Small Business Innovation Research ("SBIR") contract. This development work essentially involves the incorporation of sophisticated directional features into our core MiniSenzor technology. To date, none of the funding we have received from SBIR grants has been utilized for the development of technology which was incorporated in any patent we have filed for, or otherwise comprises a portion of our proprietary rights in our technology. However, in the future it is conceivable that we could undertake a material technology development utilizing funding from an SBIR grant, in whole or in part. If that were to occur, there is a risk that the concerns addressed below could become applicable.

If an invention is made under an SBIR contract, it must be reported to the granting agency. The U.S. federal government has royalty-free rights when purchasing the products from our federal government SBIR contracts. We nevertheless own the data and title to the products resulting from those contracts and are permitted to obtain patent protection. The U.S. federal government does not contractually undertake to protect data or inventions from public disclosure beyond four years after the term of an SBIR contract. Therefore, our competitors possibly could gain access to certain information relating to our SuperSenzor advancements or any other technologies we develop under SBIR contracts. The U.S. government however, has no rights over our patents because the inventions occurred when we had no SBIR contracts. Also, the U.S. federal government might also create competition by utilizing its own right and license to any technology developed under the SBIR contract if it is not being developed by the inventor. The U.S. government in exercising these rights to produce or have produced for the U.S. government competing products using the technology developed under the SBIR could harm us and limit the marketability of our products. Furthermore, if we ever participate in any research and development projects jointly with one of the U.S. or foreign military branches, where the relevant government is deemed to be the owner of the resulting technology, we may be foreclosed from using, or protecting as our own, technology which we helped to develop and which might otherwise be protectible if we had developed it independently. Accordingly, technology which we develop could end up becoming used by our competitors and against us. If either of these events were to occur, it might lessen the value of that technology, or of our company, to prospective future investors or candidates for our acquisition, which could have a material effect upon the market for our shares.

LITIGATION AS TO ENFORCEMENT OR DEFENSE AGAINST CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD BE EXPENSIVE, AND ANY JUDGMENT AGAINST US MAY PREVENT US FROM SELLING OUR PRODUCTS.

We may be called to enforce our protections against intellectual property and our trade secrets or to determine the validity and scope of the proprietary rights of others. Any subsequent litigation, regardless of the outcome, could be costly and divert the efforts of key management and technical and scientific personnel. Both domestic and international competitors may have pre-existing claims and patents against intellectual property that may prevent, limit or interfere with our ability to manufacture and sell our products. As of date, we have not conducted an independent review of patents issued to third parties. Because of the perceived market opportunity we face, companies possessing technology rights that they believe we may be infringing upon will be motivated to assert claims of infringement against us. Any adverse outcome in the defense of an infringement matter could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or prohibit us from selling our products.

REGULATORY AND LEGAL RISKS

THE CARBOMB FINDER AND ANY FUTURE PRODUCTS IN DEVELOPMENT UTILIZING OUR TECHNOLOGY WOULD BE SUBJECT TO RADIATION SAFETY REGULATIONS AND LICENSING REQUIREMENTS. COMPLYING WITH THESE REQUIREMENTS MAY RESULT IN DELAYS IN THE DEPLOYMENT AND CUSTOMER UTILIZATION OF THE CARBOMB FINDER AND FUTURE PRODUCTS.

Our CarBomb Finder and any future products in development utilize a process that results in neutron radiation. As a potential manufacturer of a fast neutron emitting device, we and our customers must comply with applicable governmental laws and regulations and licensing requirements, which may include those promulgated by the U.S. Nuclear Regulatory Commission ("NRC") and the U.S. Food and Drug Administration ("FDA"), governing the design and operation of our products, including appropriate radiation shielding. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray machines. Further, we believe that the design and incorporation of appropriate shielding in our products and the development of appropriate operating procedures in view of their intended use are, as an engineering and public safety matter, relatively straight-forward matters. Nevertheless, compliance with these rules and regulations and licensing requirements entails additional costs, effort and time in bringing our products to market.

THE MANUFACTURE AND SALE OF DEVICES WHICH EMIT RADIATION ARE SUBJECT TO THE REGULATORY CONTROLS AND STANDARDS OF VARIOUS DOMESTIC AND FOREIGN JURISDICTIONS. THESE REGULATIONS MAY BECOME MORE RESTRICTIVE AS POLICIES, GUIDELINES AND STANDARDS CHANGE AND OUR ACTIVITIES AS TO CURRENT AND FUTURE PRODUCTS MAY BE CURTAILED OR INTERRUPTED.

Currently, our prototype CarBomb Finder device and other devices incorporating our stoichiometric technology for detection purposes utilize a sealed tube neutron generator to create the stream of fast neutrons which is emitted from the device. These generators are off-the-shelf neutron generators which do not require licensing by the NRC or other regulatory body to manufacture. However, if we were to customize our own proprietary neutron generator for use with our products, such new generator would be subject to review and licensing by the NRC, and potentially by any other jurisdiction in which we may manufacture or sell our products in the future. Today, the end users of our devices may be required to obtain NRC and other permits in order to operate them. There can be no assurance that the need to obtain end-user permits, and/or to comply with any future regulations which may be adopted by the NRC or other U.S. or foreign regulatory bodies will not limit, or be a bar, to our potential customers purchasing our products in the future. Furthermore, the imposition of stricter permitting regulations on the manufacturing of devices that utilize the sealed tube neutron generator, or the increase in regulatory requirements if we were to develop our own customized neutron source, could be prohibitively expensive or adversely affect our ability to manufacture our devices as currently contemplated, which could have a materially adverse effect upon our future sales and financial condition.

IF CURRENT EXPORT ADMINISTRATION ACT REGULATIONS WERE TO CHANGE, OR IF OUR DEVICES BECOME PURCHASED IN COUNTRIES WHICH ARE VIEWED AS A THREAT TO REGIONAL STABILITY, WE COULD BECOME SUBJECTED TO THE MORE STRINGENT RULES OF THE U.S. DEPARTMENT OF STATE, AND CERTAIN CURRENTLY PERMISSIBLE SALES ACTIVITIES COULD BE LIMITED OR PROHIBITED ALTOGETHER.

Although we have not submitted a formal commodity classification request to the BIS, we believe that the CarBomb Finder would most likely be classified under ECCN 2A983, and subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). Accordingly, sales of our currently-anticipated products made to countries which are not restricted pursuant to the BIS' listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", require no special licensing. Sales to other countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the U.S. Department of Commerce, may require us to obtain federal licensing, or become subject to more stringent rules of the U.S. Department of State. There can be no guarantee that we will be able to obtain such licenses at that time, or if we can that costs of doing so will not be prohibitive or significantly our poll of available customers

IF FUTURE PRODUCTS, SUCH AS THE CARBOMB FINDER, FAIL TO DETECT OR CONFIRM EXPLOSIVES, WE COULD BE EXPOSED TO PRODUCT LIABILITY AND RELATED CLAIMS AND MAY FAIL TO ACHIEVE MARKET ACCEPTANCE.

Inherent in the manufacturing, sale and maintenance of explosive detection products are potential product liability risks. If our products malfunction, it is possible that explosive material could pass undetected through our products, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer's operators and the training of the operators. The cost of defending product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of insurance coverage. We do not currently maintain product liability insurance, but we anticipate obtaining product liability insurance. We also intend to address product liability issues by pursuing the designation and certification of our products by the U.S. Department of Homeland Security (" DHS") as Qualified Anti-Terrorism Technologies ("QATTs") and relying upon certain protections provided for under The Support Anti-terrorism by Fostering Effective Technologies Act of 2002, Public Law 107-296 (the "Safety Act"). We cannot be certain that we will be able to attain on acceptable terms, if at all, insurance coverage sufficient to contain liabilities in a meaningful way, or be able to qualify our products and services as QATTs under the Safety Act. In addition, the failure of any product to detect explosives, even if due to operator error and not to the mechanical failure of a product, could result in public and customer perception that our products are ineffective. In the event that we are held liable for a claim against which we do not have insurance or for damages exceeding our levels of insurance coverage, or which even if insured results in significant adverse publicity against us or our products, we may be required to make substantial payments and lose or fail to achieve market acceptance.

WE HAVE RECEIVED A WELLS NOTICE AND REQUESTS FOR INFORMATION FROM THE SEC. WE COULD BE REQUIRED TO PAY CIVIL PENALTIES AND BE SUBJECT TO A PERMANENT INJUNCTION.

On April 12, 2004, we received a subpoena issued by the SEC requesting documentary evidence corroborating our statements in a presentation made on March 30, 2004 by Dr. Bogdan Maglich, our Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. Our presentation, which was made in both oral and written form, and subsequently posted for a short period on our website, provided information regarding our key markets, our business strategy and financial projections. On May 24, 2004, we received another letter from the SEC requesting us to voluntarily provide information regarding the nature and chronology of events leading up to our announcement of a "non-exclusive oral understanding with a consortium which was assembled by the Dallas-Fort Worth Homeland Security Alliance", as reported in our Current Report on Form 8-K filed with the SEC on April 8, 2004. We voluntarily responded through counsel by letter dated June 7, 2004.

On June 24, 2004, despite the responses which we provided to the SEC in response to their prior inquiries, we received a further letter, commonly referred to as a Wells Notice, from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the Commission charge us with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the previously undisclosed ownership of our securities, and actions with respect to our stock taken, by Barry Alter, Philip Gurian and certain of their affiliates who controlled SLW, Inc. at the time of our reverse transaction; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations would be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to this most recent correspondence from the SEC.

The price of our stock declined sharply in connection with our announcements concerning our SEC investigation. Our stockholders could suffer a continued loss in value of their shares based upon the circumstances alleged in the Wells Notice. For instance, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our stockholders, customers and others could lose confidence in us if they believe this incident is a result of unresolved problems or intentional misconduct. There may be material additional costs and expenses, including legal expenses, that could be involved in sorting out these issues and assisting the SEC with such work. Much worse yet, this incident could materially damage the public's perception of us, and any adverse public sentiment may have a materially adverse effect on the market price of our common stock and our financial results. One of the possible effects on us could be a depressed stock price, which may hinder our ability to raise capital on favorable terms. Current management may also consider pursuing legal action or litigation against the individuals who may have perpetrated the actions being questioned by the SEC, based on the conclusions of the SEC inquiry. Such litigation could also involve material costs that could affect our financial position. These costs may include the cost of indemnifying the defendants or advancing costs to the defendants pending the outcome of the suit. Finally, if the SEC does seek permanent injunctive action against us, and if it is successful in that objective, we will have a record that may hinder, or make unavailable, certain types of investment in the future.

WE MAY OWE INDEMNIFICATION OBLIGATIONS TO OUR CURRENT AND FORMER DIRECTORS AND OFFICERS.

Our certificate of incorporation and bylaws contain provisions that provide for indemnification of officers and directors, in each instance to the maximum extent permitted by law. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of HiEnergy Technologies under the above provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In May 2003, our former director Barry Alter engaged his own separate legal counsel with respect to the SEC investigation regarding SLW Enterprises and demanded that we advance him in excess of $24,000 in connection with the investigation that the SEC has conducted. We did not advance him these expenses, and he brought an action against us in Delaware seeking payment of his costs and expenses, then he subsequently informed us that the action had been voluntarily dismissed without prejudice. Mr. Alter could make further demands for advancement of expenses, and the voluntary dismissal of his action does not prevent him from initiating a new action to recover past, present, and future expenses from us. See section entitled: "Legal Proceedings" for more information. A stockholder's investment in our company may be adversely affected to the extent that we pay costs of settlement and damage awards against directors or officers under the indemnification provisions of the certificate of incorporation and bylaws. The impact on a stockholder's investment in terms of the costs of defending a lawsuit on behalf of a director or officer may also deter us from bringing suit against former directors or officers. Claims for indemnification under our certificate of incorporation or bylaws may also dissuade us from bringing lawsuits against current or former directors or officers.

UNDER THE FEDERAL SECURITIES LAWS, PURCHASERS OF OUR COMMON STOCK IN A PRIOR PRIMARY OFFERING MAY HAVE THE WAIVABLE RIGHT TO SELL THEIR SHARES BACK TO THE US.

In 2003, we engaged in a public offering of our shares to purchasers who bought in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for our shares. These sales were made through private negotiation of the prices paid by each investor, and the prices were not consistent during this offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit companies of our size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased our common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require us to buy back their shares at the price they paid for them. This right continues until two years form the date of the last sale made in violation of the fixed price rules.

During the year ended April 30, 2003 and the quarter ended July 31, 2003 we sold 1,400,000 and 900,000 shares of common stock, respectively, using the prospectus that did not include the fixed pricing information required by the Securities Act. The purchase prices were all between $0.33 and $0.35 per share. As of April 30, 2004, of the 2,300,000 shares of common stock that were sold to investors and are subject to buy-back as described above, we have obtained signed waivers from investors representing 300,000 shares of the purchased common stock. Because we believe that we may still obtain waivers from investors who purchased an additional 600,000 shares of common stock and, based on information provided to us by our transfer agent, that the remaining 1,400,000 shares of common stock have been sold by the original purchasers, management feels that the probability of any investor requesting the repurchase of common stock subject to buy-back for the reason stated above to be remote, and such shares of common stock have been included in our calculation of our stockholders' deficit on our balance sheet. Nevertheless, we will continue to record the potential repurchase obligation, estimated at $694,000, as a liability until the two-year waiver period has lapsed.

UNDER THE FEDERAL SECURITIES LAWS, THE PRIVATE OFFERING OF OUR SECURITIES BY US WHILE CERTAIN SELLING STOCKHOLDERS' SHARES WERE IN REGISTRATION WITH THE SEC MAY BE DEEMED TO BE "INTEGRATED" UNDER THE FEDERAL SECURITIES LAWS OF THE UNITED STATES AND PURCHASERS OF SHARES THROUGH THE PRIVATE OFFERING MAY DEMAND RESCISSION OF THE OFFERING.

During the period from September 3, 2003 through April 16, 2004, we had on file with the Securities and Exchange Commission registration statements on Form SB-2 seeking to register for public sale shares of our common stock. A total of 5 million of those shares to be registered were for the sale of newly issued shares, and the remainder was to be registered for the account of selling stockholders who purchased our shares in private placements conducted by us previously. On September 19, 2003, we withdrew the registration statement containing the shares to be registered for our own public offering, and re-filed a registration statement solely seeking to register the shares of our selling stockholders. This registration statement was withdrawn on April 16, 2004.

While our registration statements were on file with the SEC, we also raised capital through the sale of our securities in a private placement to accredited investors. While it is true that rules and regulations under the Securities Act of 1933 do not permit us to conduct a public offering on a continuous basis at varying prices or a negotiable price, the only overlap occurred with respect to the selling stockholders' registration statement. Although we, as an issuer, were not selling stock publicly and privately at the same time, it is possible that the contemporaneous, private offering of our securities by us while the selling stockholders' shares were in registration with the SEC may be deemed to be "integrated" under the federal securities laws of the United States. Integration occurs where two offerings that are close in time are deemed to constitute only one, single offering, and the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which makes rendering such offering and unregistered public offering illegal. In such event, the persons who purchased securities in such an offering may be entitled to, among other penalties or fines which may be assessed against the issuing company, the right to demand rescission of the offering. In that case, we would be required to pay each investor the amount it received as consideration for the illegally issued securities, plus any interest accrued with respect to such amount at the applicable rate, and the securities would be cancelled.

While we have not completed an independent investigation into whether or not the rescission rights are in fact due to certain stockholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to your prior investors (for example, the effect of Rule 155, which is a safe harbor with respect to integration if one of the simultaneous offerings that caused the integration has been abandoned), we do not anticipate receiving any demands for repurchase of these shares. Nevertheless, until such time as we have determined with our legal advisors whether or not integration has occurred, we will record the potential costs of rescission, estimated at $1,294,153 (without regard to penalties or other amounts that might be assessable by any state), as a liability on our balance sheet.

CURRENT AND PRIOR STOCKHOLDERS WHO PURCHASED OUR SHARES COULD ATTEMPT TO ASSERT CLAIMS AGAINST US IF OUR DISCLOSURES THEY RELIED UPON IN MAKING SUCH PURCHASES ARE DEEMED INADEQUATE.

Facts related to Mr. Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation, which are described elsewhere in this Report, were not known to us and were not disclosed in sales materials or filings with the SEC until February 2003. We do not believe that the information was material to the value of our company, and we believe that we have valid defenses against liability under the Securities Act of 1933, the Securities Exchange Act of 1934 and other state and federal securities laws. However, if a court decides to the contrary, we could be subject to liability under the Securities Act and/or under the Securities Exchange Act. Additionally, we may have liability under certain U.S. state securities laws, which laws may apply similar or different standards as the federal laws. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable. Naturally, we have disclosed these matters to our stockholders and the public and, therefore, purchasers of shares of our common stock subsequent to our making such disclosure in February 2003 would have no cause of action for our previously having failed to ascertain and disclose such facts.

OUR FORMER DIRECTOR'S OUTSIDE LEGAL PROCEEDINGS WERE NOT PROMPTLY DISCLOSED TO THE PUBLIC.

Mr. Gregory F. Gilbert, a former director of ours, was involved in several legal proceedings that were not disclosed by us in various reports with the SEC until we became aware of them in February 2003. Details of these legal proceedings are available in filings subsequent to that date. Stockholders could potentially assert that we acted negligently in failing to uncover a personal involvement of a director in such legal proceedings. Any related litigation could result in significant financial penalties and could have a negative effect on our financial condition.

CORPORATE RISKS

ONE OF OUR STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER OF OUR STOCKHOLDERS, HAS SUBSTANTIAL INFLUENCE OVER THE DIRECTION OF THE COMPANY.

Dr. Bogdan C. Maglich , our Chief Executive Officer, Chairman, Chief Scientific Officer, Treasurer and President, beneficially owns 24.1% of our outstanding shares as of the date of this Report. Accordingly, he has a substantial influence in determining the outcome of certain corporate transactions or other matters submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. He also has the power to prevent or cause a change in control. It is assumed that in certain instances the interests of Dr. Maglich may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

WE HAVE IDENTIFIED AREAS OF WEAKNESSES IN OUR INTERNAL CONTROLS WHICH EXISTED AT THE END OF OUR FISCAL YEAR ENDED APRIL 2004. ALTHOUGH WE HAVE TAKEN STEPS TO REMEDY THESE WEAKNESSES, OUR ABILITY TO IMPLEMENT AND MAINTAIN A FULL SYSTEM OF INTERNAL CONTROLS AND PROPER CORPORATE GOVERNANCE WILL DEPEND UPON OUR ABILITY TO ATTRACT BOTH CAPITAL AND HUMAN RESOURCES, AND IF WE ARE UNSUCCESSFUL WE RISK BEING IN VIOLATION OF OUR PUBLIC COMPANY REPORTING OBLIGATIONS IN THE FUTURE, WHICH COULD GIVE RISE TO POTENTIAL REGULATORY AND/OR SHAREHOLDER ACTIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT UPON OUR BUSINESS AND FINANCIAL CONDITION, AND THE MARKET VALUE OF OUR STOCK.

For the year ended April 30, 2004, our management identified material weakness in our internal controls and a lack of segregation of duties which resulted from, among other things, a lack of capital and human resources, a lack of a systematic and formal system of checks and balances in our corporate governance, the departure of key personnel and the resignation of various of our directors. We previously experienced a general weakness in recording equity transactions involving the grant of options and warrants which caused us to record these transactions at a later date than they occurred although, to our knowledge, this weakness did not result in any improper reporting on our financial statements. We also have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. We believe that our current system of internal controls, in light of the changes we have made since the end of fiscal year 2004, are generally adequate. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

WE MAY HAVE INCREASING DIFFICULTY TO ATTRACT AND RETAIN OUTSIDE MEMBERS OF OUR BOARD OF DIRECTORS.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure and liability with regard to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are also becoming increasingly concerned with the availability of directors and officers' liability insurance and a carrier's ability to pay on a timely basis the costs incurred in defending stockholder claims. Director's and officer's liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to continue obtaining directors and officer's liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board. It is anticipated that the fees of directors will rise in response to increased exposure to such risks.

ELIMINATION OF MONETARY LIABILITY OF OUR CURRENT AND FORMER DIRECTORS MAY DISCOURAGE LAWSUITS AGAINST DIRECTORS.

Our certificate of incorporation and bylaws contain provisions that eliminate or limit the liability of our corporate directors for monetary damages to the maximum extent permitted by law. These provisions may discourage stockholders from bringing a lawsuit against directors and officers for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited the stockholders.

RISKS RELATED TO OUR STOCK

WE WILL PAY ACCRUING PENALTIES TO CERTAIN HOLDERS OF OUR SECURITIES BASED ON OUR FAILURE TO REGISTER THEIR SECURITIES.

After August 2003, we entered into certain agreements for the purchase of certain shares of stock, convertible notes and warrants in private transactions. The terms of these securities purchase agreements require us to register the shares of common stock, and the underlying shares of common stock issuable upon exercise of the warrants and/or conversion of the convertible notes, with the SEC for public trading as of certain dates which are specified in each purchase agreement. If the subject securities are not registered within the dates specified in the applicable agreement, we must pay (or accrue, as the case may be) a penalty through the issuance of like securities. In accordance with the relevant provisions in these securities purchase agreements, we have paid or accrued penalties due purchasers in these offerings because we failed to meet the specified deadlines for having a Registration Statement on Form SB-2 declared and maintained effective. Some of these penalties began to accrue as of October 15, 2003, and we are obligated to continue to issue and pay these securities as penalties until all of our obligations under the applicable registration rights provisions in our agreements are satisfied in full, or the penalties become impermissible as a matter of law.

The amount of the penalties paid or accrued as a result of the defaults described above through August 30, 2004 is 803,565 shares of common stock,

$7,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 178,983 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to use our equity capital to raise funds in the future.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

From February 27, 2002, when trading in our shares commenced, through the date of this Report, the high and low closing bid prices of our common stock were $3.10 and $0.30, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and include:

      o variations in our quarterly financial results, which variations could result from, among other things, the availability of funding;

      o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

      o     economic conditions specific to the industries in which we operate;

      o legislative and regulatory developments related to homeland security and industry controls

      o announcements by us or our competitors of new or enhanced products, technologies or services, and the formation or cancellation of significant contracts, acquisition, strategic relationships, joint ventures or capital commitments;

      o     changes in key customer and supplier relationships;

      o     recommendations of research analysts and guidance;

      o     additions or departures of key management or scientific personnel;
            and

      o     future sales of our common stock or other debt or equity securities.

If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock will likely decline, perhaps substantially. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Additionally, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have been generally unrelated to the operating performance or fundamentals of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock and the notes.

WE MAY NOT BE ABLE TO PAY AN ACCRUED PAYROLL TAX LIABILITY.

As of April 30, 2004, we identified an additional payroll tax liability of $393,000 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protection and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the $393,081 payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we plan to settle this liability as soon as we have the resources to do so.

If we are unable to obtain the capital resources necessary to resolve this liability quickly, the penalties and interest associated with it will continue to accrue. Furthermore, many of our research and development funds are the result of federal grants, and to the extent we are delinquent in the payment of accrued federal taxes, we may be precluded from receiving such grants in the future. Either of these results could have a materially adverse effect upon our business, operations and financial condition.

THERE IS A RISK OF DILUTION RESULTING FROM CONTINUED ISSUANCES OF SECURITIES TO MANAGEMENT AND CONSULTANTS, WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK, AND MAY ALSO LEAD TO POTENTIAL DIFFICULTY IN OBTAINING ADDITIONAL EQUITY CAPITAL.

We issued 456,717 options to Dr. Bogdan Maglich in fiscal year 2003 and 313,221 options in fiscal year 2004 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. Also, pursuant to his terms of employment, we issued 32,455 shares of our common stock, 1,400,000 options and 1,695,686 warrants to various consultants in fiscal year 2003 and 558,500 shares, 2,358,221 options and 7,787,068 warrants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 693,726 shares of common stock as of April 30, 2004. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. (See: "Employment Contracts" under Item 10 in this Report). Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

WE PLAN TO ISSUE A SIGNIFICANT NUMBER OF ADDITIONAL EQUITY SECURITIES IN THE FUTURE AND THAT WILL DILUTE THE PERCENTAGE OWNERSHIP OF THE PRESENT HOLDERS OR PURCHASERS OF OUR COMMON STOCK.

There are 35,987,779 shares of our common stock outstanding as of August 15, 2004, which does not include 19,870,148 new shares we have committed to issue upon exercise of options and warrants and convertible notes. If we issue all of the shares underlying currently outstanding warrants, options and convertible notes, this will result in approximately 29% dilution of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive up to $15,518,705 in cash and up to 1,282,435 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentages of ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs which would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We also intend to issue up to 459,222 shares of our common stock in exchange for the remaining 20,540 shares of the common stock of HiEnergy Microdevices, our majority-owned subsidiary, on substantially the same terms as the voluntary share exchange by which we acquired 92% of HiEnergy Microdevices' common stock. We also may issue up to 324,020 additional shares of our common stock to former holders of options and warrants to acquire HiEnergy Microdevices common stock. We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings, and the exercise or conversion of securities outstanding, may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

Our common stock has been traded under the symbol "HIET" on the OTC Bulletin Board(R) since May 3, 2002 and previously under the symbol "SLWE" from February 22, 2002 through May 3, 2002. Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange or Nasdaq, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock. Once we meet applicable listing requirements and qualifications we intend to apply for listing of our stock on a national securities exchange.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on some national securities exchanges or quoted on Nasdaq. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares. We would like to raise financing in the range that might qualify us for a time for an AMEX listing and a Nasdaq small cap listing. However, doing so would be very dilutive of existing stockholders.

IF PERSONS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON EXERCISE OF WARRANTS AND OPTIONS, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our warrants and options could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN OUR STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE FOR THEIR SHARES.

Provisions of Delaware law and our certificate of incorporation and bylaws could make an acquisition of us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors more difficult. These provisions include:

      o Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder; and

      o the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without any further vote or action by our stockholders in a manner designed to prevent or discourage a takeover or provide preferences for the investor ahead of holders of common stock.

Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

                          GLOSSARY OF SCIENTIFIC TERMS

The following terms, where used in this Report, have the meanings given below:

ANOMALY SENSORS            Also known as a primary detector system.
                           Chemically-blind detection sensors that cannot chemically identify explosive materiel, biological agents or other objects but can remotely alert an operator of "possible" explosives or "possible bioagents" by the fact that their shape, size and density appear different from the objects in the normal surroundings, thus `anomalies'. Anomaly detectors require secondary inspection, usually a manual one or one using confirmation sensors (see below). Anomalies that turn out to be innocuous substances are referred to as false alarms.

API                        Refer to "associated particle imaging", below.

ASSOCIATED                 A process using a combined action of neutrons, alpha
PARTICLE IMAGING           particles and gamma rays, which is, in principle,
                           capable of providing three-dimensional images of objects hidden behind a barrier, as well as the presence of some chemical elements but not the stoichiometry (chemical formula) of the object. API is the concept upon which stoichiometric technology was founded.

ATOMETRY Non-invasive stoichiometry by means of fast neutrons and gamma rays, as opposed to the historically standard invasive technique accomplished with test tubes. The term `atometry' was first coined in 1998, when the process was first performed, and it has not yet become an industry standard term.

CONFIRMATION               Also known as a secondary detection system. Detection
SENSORS                    sensors which either by intrusive or non-intrusive
                           chemical analysis and/or human involvement determine whether or not an identified anomaly contains explosive materials or bio agents.

FAST NEUTRON               a neutron produced by a nuclear reaction (such as
                           fusion or fission), and which has a kinetic energy level of more than one million electronvolts (MeV).

GAMMA RAYS                 electromagnetic rays emitted during radioactive decay
                           which have a much shorter wavelength, and penetrate materials deeper, than x-rays.

MINISENZOR                 A prototype product developed by HiEnergy
                           Technologies, Inc. which accomplishes the detection of explosive materials through stoichiometry without the need for associated particle imaging, making it less expensive to use and more portable, though slower and without the same range of detection than the SuperSenzor (see below).

MILLI-SIEVERT              A metric measurement of radiation dosage equivalent
                           to a thousandth of a Sievert, as defined below.

NEUTRON A sub-atomic particle having no net electric charge and which, together with protons, make up the nucleus of an atom. Neutrons are unstable, and have a half-life of approximately 15 minutes. Neutrons can be either "fast" or "thermal".

RDX Also known as cyclonite or hexogen. A military explosive, about twice as strong as TNT, used in making bonded "plastic" explosive devices, known as C-3 and C-4, which can be stored for long periods of time without losing its strength.

SEMTEX A highly-explosive, plastic material which has historically been very difficult to detect and requires only very small quantities to cause large amounts of damage.

SIEVERT A metric measurement (i.e. 1 sievert is equivalent to 100 mrem or 0.1 rem) of "rem", or "radiation equivalent for mammals", which is a unit of doses of ionizing radiation absorbed by the body and deposited in body tissue that includes an adjustment for the intensity of the damage to one or more cells equivalent. For example, an average person is exposed to an aggregate of 300 mrem per year or 3 Sieverts.

STOICHIOMETRY              The art and science of deciphering the chemical
                           formula of a given compound, generally expressed as a numerical ratio, enabling one to determine the accurate atomic proportions of oxygen, nitrogen and carbon. Prior to the advent of atometry, stoichiometry was possible only via the invasive method of chemical analysis using test tubes.

SUPERSENZOR                A prototype product developed by HiEnergy
                           Technologies, Inc., which accomplishes the detection of explosive materials through stoichiometry utilizing associated particle imaging.

THERMAL NEUTRON            A neutron which has a kinetic energy level of less
                           than .025 electronvolts (eV), which is similar to the energy level of a gas at room-temperature.

TNT An explosive substance, in use since the Second World War, which consists of a flammable yellow compound derived from the chemical toluene (methylbenzene).

X-RAYS Electromagnetic rays, also known as roentgen rays, which are emitted when high-speed electrons strike a solid object. X-ray images give sharp contours and the mass of objects, but are chemically blind (that is, they cannot determine the chemical formula of the object irradiated).

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers' composite feed or other qualified interdealer quotations' media and from other public sources. The quotations listed below reflect interdealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions. Our common stock commenced trading on the OTC Bulletin Board(R) operated by the NASD under the symbol "SLWE" on February 22, 2002. In connection with the change of SLW Enterprises' name to HiEnergy Technologies, Inc. on April 30, 2002, our ticker symbol was changed from "SLWE" to "HIET" effective as of May 3, 2002.

                                                               -------   ------
                                                                 HIGH      LOW
                                                               -------   ------
    FISCAL YEAR 2003-2004
    Fourth Quarter (February 1, 2004 to April 30, 2004)
      (interim)                                                  $3.49    $1.11
    Third Quarter (November 1, 2003 to January 31, 2004)         $1.29    $0.77
    Second Quarter (August 1, 2003 to October 31, 2003)          $1.86    $0.61
    First Quarter (May 1, 2003 to July 31, 2003)                 $0.62    $0.40

    FISCAL YEAR 2002-2003
    Fourth Quarter (February 1, 2003 to April 30, 2003)          $2.35    $0.30
    Third Quarter (November 1, 2002 to January 31, 2003)         $3.10    $2.11
    Second Quarter (August 1, 2002 to October 31, 2002)          $2.60    $1.41
    First Quarter (May 1, 2002 to July 31, 2002)                 $2.09    $0.20


As of July 30, 2004, we had 35,987,779 shares of common stock issued and outstanding, held by approximately 250 stockholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have.

DIVIDENDS

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. Investors also must evaluate an investment in our company solely on the basis of anticipated capital gains. The board of directors has sole authority to declare dividends payable to our stockholders. However, common stock dividends are prohibited if, at the time they are declared or paid, we are in default under certain of our promissory notes. Also dividends will and could from time to time be prohibited further by credit agreements, terms of series of certificates of determination or preferred stock adopted by the Board in the future, other senior debts or securities, or otherwise.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration from April 30, 2003 to the date of this Report.

      o In September 2004, we issued a convertible note payable for $100,000, which is convertible into shares of common stock at $0.52 per share, to Maria Pilar Galera Escobedo in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In August 2004, we committed to issue 262,359 shares of our common stock, par value $0.001 ("Shares"), and warrants to purchase 177,775 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

      o In August 2004, we committed to issue warrants to purchase 6,933 Shares with an exercise price of $1.51 to Julian Eguizabal Echeverria as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation S and/or
            Section 4(2) under the Securities Act.

      o In August 2004, we committed to issue 21,000 Shares to the board members of HiEnergy Technologies, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

      o In July 2004, we committed to issue 9,000 Shares to the board members of HiEnergy Technologies, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

      o In July 2004, we issued 241,440 Shares and warrants to purchase 176,975 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In July 2004, we issued warrants to purchase 100,000 Shares with an exercise price of $0.99 to Jim Hertzog for consulting services, pursuant to his employment agreement. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In July 2004, we issued 182,955 Shares to Richardson & Patel, LLP for legal and consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In June 2004, we issued a convertible promissory note for $240,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 1,578,666 Shares at various exercise prices between $0.45 and $1.25, to Richard Melnick. We believe the issuances of these securities were exempt under Section 4(2) under the Securities Act.

      o In June 2004, we issued a convertible promissory note for $60,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 394,666 Shares at various exercise prices between $0.45 and $1.25, to Sherbrooke Partners, LLC. We believe the issuances of these securities were exempt under Section 4(2) under the Securities Act.

      o     In June 2004, we amended a previously issued convertible promissory note in the amount of $50,000, which was convertible into Shares at $0.45 per share, and warrants to purchase 312,222 Shares at various exercise prices to Richard Melnick. Under the amended offering, we issued separate convertible promissory notes of $40,000 and $10,000, in lieu of the prior note, to Richard Melnick and Sherbrooke Partners. LLC, respectively, and certain warrants were repriced such that we issued additional warrants to purchase 77,778 at various exercise prices between $0.45 and $1.25. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In June 2004, we committed to issue 9,000 Shares to the members of the Board of Directors of HiEnergy Technologies, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

      o In June 2004, we issued 10,500 Shares to Richard Eckhouse to settle a lawsuit. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 99,010 Shares and warrants to purchase 32,673 Shares with an exercise price of $2.50 to Josefa Nazabal Aguirre in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 19,868 Shares and warrants to purchase 6,623 Shares with an exercise price of $2.75 to Benicio Alonso Perez in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 66,225 Shares and warrants to purchase 22,075 Shares with an exercise price of $2.75 to Las Chafiras S.A. in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 19,868 Shares and warrants to purchase 6,623 Shares with an exercise price of $2.75 to Miguel Gay Rogel in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 33,113 Shares and warrants to purchase 11,038 Shares with an exercise price of $2.75 to Jose M. Sanclimens Genesca in exchange for $50,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 66,225 Shares and warrants to purchase 22,075 Shares with an exercise price of $2.75 to Orovales Investment, Inc. in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or
            Section 4(2) under the Securities Act.

      o In June 2004, we issued 13,245 Shares and warrants to purchase 4,415 Shares with an exercise price of $2.75 to Alcia Vicens Hernandez in exchange for $20,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In June 2004, we issued 219,251 Shares and warrants to purchase 163,491 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In May 2004, we issued 29,801 Shares and warrants to purchase 9,934 Shares with an exercise price of $2.75 to Luis Lopez Echeto in exchange for $45,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In May 2004, we committed to issue warrants to purchase 199 Shares with an exercise price of $2.75 to Julian Eguizabal Echeverria as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In May 2004, we issued 3,500 Shares to Publex Ventures LLC as compensation for consulting services. We believe the issuances of these securities are exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In May 2004, we issued 168,976 Shares and warrants to purchase 156,277 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In May 2004, we issued a convertible promissory note for $425,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 3,891,111 Shares at various exercise prices between $0.45 and $1.25, to Platinum Partners Value Arbitrage Fund, LP. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In May 2004, we issued 351,452 Shares to Platinum Partners Value Arbitrage Fund, LP, which converted a convertible promissory note plus accrued interest in the amount of $158,153 into Shares. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In May 2004, we issued or committed to issue 95,000 Shares to Stern Consulting for consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In April 2004, we issued 37,500 Shares to each of Shai Stern and Seth Farbman for consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In April 2004, we issued warrants to purchase 50,000 Shares at an exercise price of $2.85 to Vintage Filings, LLC for Edgar services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In April 2004, we issued warrants to purchase 50,000 Shares at an exercise price of $2.06 and warrants to purchase 50,000 Shares at an exercise price of $2.95 to C3P, Inc. for marketing and consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In April 2004, we issued 30,303 Shares and warrants to purchase 10,101 Shares with an exercise price of $1.75 to Jose Manuel Cabrera Venero in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In April 2004, we issued 141,385 Shares and warrants to purchase 50,167 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In March 2004, we issued 120,464 Shares and warrants to purchase 34,018 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In March 2004, we issued 40,000 Shares and warrants to purchase 13,333 Shares with an exercise price of $1.00 to Hodgson Asesores, S.L. in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In March 2004, we issued 40,000 Shares and warrants to purchase 13,333 Shares with an exercise price of $1.00 to Ricardo Santoma Boixeda in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In March 2004, we issued 40,000 Shares and warrants to purchase 13,333 Shares with an exercise price of $1.00 to Jose Manuel Cabrera Venero in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In March 2004, we issued warrants to purchase 801 Shares with an exercise price of $1.00 to Julian Eguizabal Echeverria as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In February 2004, we issued 133,333 Shares and warrants to purchase 56,000 Shares with an exercise price of $1.00 to the Robert J. Neborsky M.D. Inc., Combination Retirement Trust in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In February 2004, we issued 333,333 Shares and warrants to purchase 686,450 Shares with at various exercise prices to Bullbear Capital Partners, LLC in exchange for $150,000 in cash. We believe the issuances of these securities were exempt under Section Regulation D and/or 4(2) under the Securities Act.

      o In February 2004, we issued 6,000 Shares and warrants to purchase 26,667 Shares with an exercise price of $0.75, and warrants to purchase 15,000 Shares with an exercise price of $0.45 to Brian Corday as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In February 2004, we issued 99,332 and warrants to purchase 28,268 Shares at various exercise prices to Shares to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In February 2004, we issued 25,049 Shares (in two transactions of 7,677 and 17,372) to an investor, Richard Melnick, in cashless exercises of warrants. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In January 2004, we issued 78,259 Shares and warrants to purchase 25,107 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In January 2004, we issued 55,000 Shares to Stern Consulting for consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In January 2004, we issued warrants to purchase 30,000 Shares at an exercise price of $1.25 to Vintage Filings, LLC for Edgar services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

      o In January 2004, we issued 97,053 Shares (in two transactions of 43,000 and 54,053) to an investor, Richard Melnick, in cashless exercises of warrants. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

      o In January 2004, we issued a convertible promissory note for $50,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 362,222 Shares at exercise prices between $0.75 and $1.50, to Richard Melnick, with an option to purchase an additional $300,000 in convertible promissory notes, and warrants to purchase 1,506,667 Shares on the same terms. We believe the issuances of these securities were exempt under Regulation D and/or

            Section 4(2) under the Securities Act. (This transaction was amended in June 2004, simultaneous with the option exercise).

      o In January 2004, we issued a convertible promissory note for $150,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 520,000 Shares at exercise prices between $0.75 and $1.50, to Platinum Partners Arbitrage Value Fund LP, with an option to purchase an additional $850,000 convertible promissory notes, and warrants to purchase 6,548,148 Shares on the same terms. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act. (This transaction was amended in April 2004, simultaneous with the option exercise).

      o In January 2004, we issued a convertible promissory note for $185,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 929,111 Shares at exercise prices between $0.75 and $1.50 to Nicholas J. Yocca, with an option to purchase an additional $400,000 convertible promissory note, plus 1,120,000 warrants on the same terms. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In January 2004, we issued warrants to acquire 845 Shares at a price of $0.87 per share to Julian Eguizabal Echeverria as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In December 2003, we issued 59,853 Shares and warrants to purchase 19,458 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In December 2003, we issued 42,254 Shares to Eusebio Jainaga Narbaiza in exchange for $30,000 in cash. We believe this issuance of securities was exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In December 2003, we issued 33,334 Shares to James Hertzog and Barbara Tawil in exchange for $25,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or
            Section 4(2) under the Securities Act.

      o In November 2003, we issued 42,077 Shares, and warrants to purchase 13,730 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In November 2003, we issued 200,000 Shares, and warrants to purchase 40,000 Shares at an exercise price of $1.00 per share to Robert J. Neborsky in exchange for $150,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In November 2003, we issued 2,000 shares and warrants to acquire 10,000 Shares at an exercise price of $0.75 per share to Brian Corday as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In November 2003, we issued 35,212 Shares to each of Keith Moore and Ryan Patch in exchange for $25,000 in cash from each. We believe the issuances of these securities were exempt under Regulation D and/or
            Section 4(2) under the Securities Act.

      o In October 2003, we issued 25,246 Shares, and warrants to purchase 8,453 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In October 2003, we issued 31,500 Shares to each of Carlos S. De la Cuesta Nazabal and Luis Lopez Echeto in exchange for $60,001. We believe the issuances of these securities were exempt from registration under Regulation S and/or Section 4(2) under the Securities Act.

      o In October 2003, we issued warrants to acquire 15,750 Shares at a price of $1.25 per share to Julian Eguizabal Echeverria as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In August 2003, we issued 666,666 Shares, and warrants to acquire 220,000 Shares at exercise prices of $0.75 per share, to Platinum Partners Value Arbitrage Fund LP in exchange for $500,000. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In August 2003, we issued 86,957 Shares, and warrants to acquire 28,697 Shares at an exercise price of $0.75 per share, to Nicholas Yocca, Danny M. Beadle and Patrick Bevilacqua for $60,000. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In August 2003, we issued 600,000 Shares (in two transactions of 400,000 Shares and 200,000 Shares), and warrants to acquire an additional 150,000 Shares at exercise prices between $0.69 and $0.75 per share, to Bullbear Capital Partners LLP in exchange for $346,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In August 2003, we issued 217,392 Shares (in two transactions of 72,464 Shares and 144,928 Shares), and warrants to acquire 65,942 shares at an exercise price of 0.69 and $0.75, to Richard Melnick in exchange for $150,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In August 2003, we issued a total of 222,222 Shares, and warrants to acquire an additional 55,556 Shares at an exercise price of $0.60 per share, to Mark Yocca, Nicholas Yocca, Paul Kim, and Central Answering Service, Inc. in exchange for $100,000 in cash. Mark Yocca, Nicholas Yocca and Paul Kim are each attorneys associated with Yocca Patch & Yocca, LLP. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In August 2003, we issued warrants to acquire 60,000 Shares at a price of $0.8625 per share to Dunwoody Brokerage Services as a consulting and finder's fee. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In June 2003, we issued 11,178 Shares to a former employee as payment of a bonus in accordance with her employment contract with us. We believe the issuance of these securities was exempt under
            Section 4(2) under the Securities Act.

      o In May 2003, we issued 2,129,314 Shares, which include 62,582 Shares issued as penalties for late registration, to holders of Series A convertible, redeemable preferred stock, par value $0.001 per share ("Series A Preferred"), who elected to surrender and exchange the Series A Preferred for Shares at a conversion price of $0.45 per share. We believe the issuance of these securities was exempt under
            Section 3(a)(9) of the Securities Act.

      o In May 2003, we issued 91,526 Shares to certain stockholders who invested in a private placement, dated October 29, 2002, as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

      o In May 2003, we issued 34,000 Shares to Sherbrooke Partners, LLC, who exercised warrants to purchase our common stock . We believe the issuance of securities was exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In May, June, & July 2003, we issued options to purchase an aggregate of 250,000 Shares and 490,000 Shares to employees and other service providers, respectively, with exercise prices of $0.50 and $0.75, respectively, with terms of six years, pursuant to the HiEnergy Technologies 2003 Stock Incentive Plan. We believe the issuance of these securities was exempt under Regulation D and/or
            Section 4(2) under the Securities Act.

      o In May 2003, we issued warrants to purchase 165,000 Shares, with an exercise price of $0.45 and terms of two to five years, to H.C. Wainwright & Co., Inc., and designated beneficiaries, as compensation for placement services. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and accompanying Notes, included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading "Risk Factors" in this Report and in "Note 5 - Risks and Uncertainties to the Consolidated Financial Statements".

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its Subsidiaries, the "Company") is a nuclear technologies-based company focused on the research and development of proprietary, neutron-based, "stoichiometric" sensor devices. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary, "stoichiometric" sensor devices and underlying technologies, and have yet to generate any sales revenues from the sale of any products using said technology. Our primary focus is currently on the commercialization of our initial prototype devices, which we intend to market to governmental and private entities and to distribute or license through industry partners. Our stoichiometric technology has also been incorporated into three additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch: anti-tank landmine detector, unexploded ordinance detector, which is used to detect Improvised Explosive Devices ("IEDs"), both of which are typically above the ground, and the Refractorymeter, which can detect fissures or erosions in the ceramic lining of oil cracking tanks. Additionally, we continue to be focused on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties.

HiEnergy Technologies, Inc. was originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002, as a Delaware corporation. At present we have two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Inc. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware in August 2003 and March 2003, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware in 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). We currently hold an approximate 92% interest in Microdevices, which was the vehicle through which our "stoichiometric" technology was initially developed by the Company's Chairman and CEO, Dr. Bogdan Maglich. In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of Microdevices. Under the merger, 459,222 shares of common stock would be issued to the remaining shareholders of Microdevices in exchange for each share of Microdevices owned by them (the same ratio we used in our initial voluntary share exchange described below. As a result of the short-form merger, all the assets and liabilities of Microdevices would become direct assets and liabilities of HiEnergy. As of April 30, 2004, the merger had not been effected.

On April 25, 2002, SLW Enterprises, Inc., which was then a "public shell company", was taken over by the shareholders of Microdevices, including our Chairman and CEO, Dr. Bogdan Maglich, pursuant to a voluntary share exchange whereby the shareholders of Microdevices exchanged 92% of the outstanding shares of Microdevices for approximately 64% of the outstanding shares of SLW. The costs of this "reverse takeover" transaction were approximately $451,000 and were expensed as a general and administration expense in the periods incurred.

Our common shares currently trade on the National Association of Securities Dealers ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "HIETE". Prior to August 19, 2004, our shares were traded on the OTCBB under the symbol "HIET". Upon receipt by the NASD of notification that HiEnergy Technologies has filed this Report, the "E" is expected to be removed and our trading symbol reverted to "HIET".

BASIS OF PRESENTATION

For accounting purposes, the reverse takeover by Microdevices of HiEnergy was accounted for as a re-capitalization of Microdevices in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since HiEnergy (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented.

We have prepared our audited Consolidated Financial Statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. This going concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described under the heading "Risk Factors: Risks Related to Our Business", there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

STOCK-BASED COMPENSATION

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, where the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized in our Consolidated Statements of Operations.

Where the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant ("in-the-money"), compensation expense is recorded in our Consolidated Statement of Operations. From August 21, 1995 (inception) until April 25, 2002 (date of reverse takeover), the fair value of the common stock was determined by calculating the weighted average price at which we sold the stock in the month or nearest the month the stock option was issued. For subsequent periods, the fair value of our common stock was the quoted market price of the common stock on the date an instrument was granted.

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

RESEARCH AND DEVELOPMENT COSTS

We account for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under our development contracts with the U.S. Department of Defense have been offset against research and development costs, in accordance with the provisions of that section, in all periods presented.

YEAR ENDED APRIL 30, 2004 COMPARED TO YEAR ENDED APRIL 30, 2003

For the fiscal year ended April 30, 2004, we incurred a net loss of $7,600,000, as compared to a net loss of $5,926,000 for the year ended April 30, 2003. Included in the losses are equity based expenses of $3,773,000 and $2,487,000, respectively.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $4,796,000 for the fiscal year ended April 30, 2004, a decrease of $149,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation. Through various arrangements these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued and subsequently expensed have been forfeited causing no dilution to the Company. The major components of general and administration expenses, both cash and equity, are as follows:


                                 Year Ended April 30, 2004                   Year Ended April 30, 2003
                             ---------------------------------   ------------------------------------------------
                              Cash &       Equity                 Cash &       Equity
                             Accrued       Based                 Accrued        Based                    Increase/
                             Expenses   Compensation   Total     Expenses   Compensation     Total       (Decrease)
                             ---------------------------------   -------------------------------------------------

 Wages and benefits       $  881,000   $1,650,000   $2,531,000   $1,019,000   $1,882,000   $2,901,000   $ (370,000)

 Legal fees                  772,000      127,000      899,000      705,000           --      705,000      194,000

 Accounting fees             233,000           --      233,000      163,000           --      163,000       70,000
 Investor  & public
relations                    420,000       47,000      467,000      530,000      323,000      853,000     (386,000)

 Insurance                   147,000           --      147,000       90,000           --       90,000       57,000

 Travel                      194,000           --      194,000      107,000           --      107,000       87,000

 Other                       325,000           --      325,000      126,000           --      126,000      199,000
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
                  Total   $2,972,000   $1,824,000   $4,796,000   $2,740,000   $2,205,000   $4,945,000   $ (149,000)
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------


For the fiscal year ended April 30, 2004, cash and accrued wages and benefits expense decreased $138,000 from the prior year. This decrease was due to cash saving measures instituted in March 2003 that included a reduction in head count, and unpaid payroll taxes of $107,000 for 2003. In 2003, we recorded an expense of $107,000 for unpaid payroll taxes and penalties discussed in "Note 7
- Accrued Payroll and Payroll Taxes". We plan to settle this liability as soon as resources are available to do so.

Equity based wages and benefits expense decreased $232,000 from the prior fiscal year. However, included in the equity based wages and benefits expense for the prior year was $1,033,000 for an in-the-money stock option issued to a former CEO in September 2002, which subsequently was forfeited in May of 2003. Excluding this charge, equity based wages and benefits expense increased year over year by $801,000. This expense increase was attributed to: (i) option compensation of $374,000 paid to directors of both HiEnergy and HiEnergy Defense, a subsidiary created in fiscal 2004 which had paid no director compensation for the prior year; and (ii) expensing of an option upon termination of a consulting agreement entered into in 2003, which added $318,000 of additional equity based compensation over fiscal year 2003.

Legal fees increased $194,000 for fiscal year 2004 from the prior year due to costs related to certain litigation and regulatory matters concerning disputes with former directors, employees and consultants, certain SEC inquiries and the Wells Notice described in the Section . Accounting fees expense increased $70,000 for fiscal year 2004 from the prior year due to increased company filings and auditing costs We expect legal and accounting fees to remain high for the first half of fiscal 2005 and to decrease during the second half of fiscal 2005, as we attempt to settle current SEC issues and pending legal matters disclosed in this Report, and finish the restatement of our annual and quarterly financial results.

Investor and public relations expense decreased $386,000 for the fiscal year ended April 30, 2004 as compared to the prior fiscal year. Related cash and accrued expenses decreased $110,000 as a result of our cost-cutting measures instituted in March of 2003, which included the replacement of our investor relations firm. Related equity based compensation expense decreased $276,000 as we ceased certain equity based compensation programs from 2003 in which we issued options to two different investor relations firms with an aggregate fair value of $370,000. For the fiscal year ended April 30, 2004, we amortized the fair value of granted options over the life of each contract and wrote off the remaining amount.

Insurance expense increased $57,000 over the prior year, because the Directors and Officers liability policy we purchased in fiscal 2004 was obtained at a much higher rate than that of the prior fiscal year. Notably, in May 2004, we were able to renew our policy for an additional year without incurring a substantial cost increase. At present, we maintain $2,000,000 of Directors and Officers liability insurance.

Travel expenses for the current year increased $87,000 in fiscal year 2004, in connection with our expanded business development activities during that period.

Other expenses for the current year increased $199,000 in fiscal year 2004, which include cost increases for edgar filing services and stock transfer agent fees, as well as, telephone, postal and shipping, office equipment and supplies, licenses and permits, and web design and development, that are consistent with our expanded business development and international efforts during that period.

RESEARCH AND DEVELOPMENT

Net research and development expenses increased $109,000 over the prior year. No equity based expenses were recorded for research and development. The major components of research and development expenses are as follows:

                             Years Ended
                      ------------------------ ------------
                       April 30,     April 30,   Increase/
                        2004         2003       (Decrease)
                      ------------------------ ------------

Wages and benefits    $ 742,000    $ 537,000    $ 205,000

Supplies                134,000       42,000       92,000

Travel                   17,000       65,000      (48,000)

Depreciation            128,000       90,000       38,000

Other                   155,000      106,000       49,000

Grant income           (372,000)    (145,000)    (227,000)
                      ---------    ---------    ---------

                Net   $ 804,000    $ 695,000    $ 109,000
                      ---------    ---------    ---------

Wages and benefits related to research and development activities increased $205,000 in the current fiscal year compared to the prior fiscal year, as we added additional scientific personnel to advance the development of our technology and devices.

The increase of $92,000 in supplies related to research and development activities over the prior fiscal year was due to the purchase of components for our technology and devices.

Travel expenses for the current year decreased $48,000 in fiscal year 2004, because of a decrease in funding proposal and grant application activity which requires significant cross-continental travel. Also, we internalized various scientific and technical functions and reduced our dependency on sub-contracting or employing consultants for research activity, which had previously required significant travel expense reimbursements.

We added additional equipment expense of $482,000 in fiscal 2003 and $246,000 in fiscal 2004. The additional equipment increased depreciation expense year over year.

Other expenses for the current year increased $49,000 in fiscal year 2004, which include cost increases for telephone, furniture and fixture rentals, and building lease costs during that period as a result of our expanding in order to internalize various scientific and technical functions.

For the fiscal year ended April 30, 2004, we received grant money of $372,000 compared to $145,000 for the prior year. In August 2002, our project to develop and test an anti-tank landmine detection system over a two year period was selected by the U.S. Department of Defense under a Small Business Innovation Research (SBIR) contract. Under this contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract. We previously received $70,000 in SBIR contract proceeds to complete Phase I, and are entitled to receive an additional $780,000 in SBIR proceeds to complete Phase II, of which $415,000 has been earned to date. Under the terms of the SBIR, we are required to submit monthly written reports detailing our progress accompanied with an invoice for one-twelfth of the annual amount. When the written report is accepted by the U.S. Department of Defense, we receive payment in about 30 to 45 days.

DEPRECIATION

Total depreciation expense for the fiscal years ended April 30, 2004 and 2003 was $144,000 and $92,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the intervening period.

INTEREST EXPENSE AND INCOME

Interest expense for fiscal year 2004 increased to $538,000 from $11,000 for the prior year. The increase was primarily due to $493,000 of non-cash charges we recorded upon issuance of convertible notes payable (CNP).

During the fiscal year ended April 30, 2004, we expensed as interest the total proceeds of $385,000 derived from the sale of CNP with detachable warrants to investors, since the combined fair value of the beneficial conversion feature and the detachable warrants exceeded $385,000 under GAAP accounting rules. The CNP were convertible immediately, therefore, the fair value of beneficial conversion feature was determined by taking the spread between the market price of our common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The valuation of the warrants was determined by using the Black-Scholes model.

During the fiscal year ended April 30, 2004, we expensed as interest a beneficial conversion feature of $108,000 against $647,000 in CNP issued to our former legal counsel. The CNP were convertible immediately; therefore, the fair value of beneficial conversion feature was determined by taking the difference between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP.

The CNP to the investors for $385,000 carry a 5% interest rate, and the CNP to our former legal counsel for $647,000 carry a 10% interest rate. These notes and other notes payable of lesser amount generated interest expense of $45,000 for the fiscal year ended April 30, 2004.

Interest income during the fiscal year 2004 was $1,000 compared to $8,000 for the prior fiscal year. During the current fiscal year, we had an average balance of $60,000 in our cash investment account compared to $375,000 for the prior fiscal year.

FINANCING EXPENSES

During the fiscal year ended April 30, 2003, we expensed $224,000 for a warrant to purchase 150,000 shares of common stock issued to a shareholder and former director of the Company. We granted the warrant because we were in default on a note payable for $150,000 to said shareholder. The fair value of the warrant was determined using the Black-Scholes model.

PENALTIES ON DEBT AND EQUITY ISSUANCES

We have issued as penalties, CNP, common stock, and warrants to certain holders of CNP, and common stock and warrants with registration rights, as a result of our inability to file and maintain effective a registration statement within certain specified deadlines. The penalties will stop accruing on all of the instruments once a registration statement covering the instruments is filed and maintained effective, or when the penalties become impermissible as a matter of law as prescribed in the instrument.

In April 2004, we recorded a $7,000 expense upon the issuance of CNP as penalties with a face value of $7,000. Certain holders of previously issued CNP will continue to receive each month additional CNP equal to 2% of their original notes. In addition, since the original CNP included detachable warrants, these investors also received, and will continue to receive each month, additional detachable warrants to purchase 2% of the amount of shares underlying the original warrants. In April 2004, we recorded a $41,000 expense upon issuance of warrants to purchase 10,044 common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

During the year ended April 30, 2004, we recorded $1,225,000 as penalty expense upon the issuance or the committed issuance of 803,565 shares of common stock. Certain holders of unregistered common stock received, and will continue to receive each month, additional shares as a percentage of the original number of shares they purchased. In addition, since the original shares included detachable warrants, these investors also received and will continue to receive each month additional detachable warrants to purchase common stock as a percentage of the amount of common stock underlying the original warrants. During the fiscal year ended April 30, 2004, we recorded a $191,000 expense upon issuance of warrants to purchase 168,497 common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

During the fiscal year ended April 30, 2003, we issued or committed to issue 128,136 shares of common stock as a penalties and recorded $58,000 for penalties expense.

BENEFICIAL CONVERSION FEATURE GRANTED ON PREFERRED STOCK

During the fiscal year ended April 30, 2003, we sold 97.93 shares of Convertible Series A Preferred stock for net cash proceeds of $800,000. At the time of issuance, the conversion price of the shares underlying the convertible preferred stock was $1.15 and the market value of our common stock was $2.05. Since the Series A Preferred stock was convertible immediately, we recorded a beneficial conversion expense in the amount of $767,431. Using the intrinsic value method, the 851,755 underlying shares were multiplied by the beneficial conversion feature price of $0.90 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

The subsection of Note 3 to the audited Notes to the Financial Statements entitled Recently Issued Accounting Pronouncements is incorporated herein.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, we had cash and cash equivalents of $43,000, stock subscription receivable of $425,000, and a receivable from an equipment supplier for $150,000. Both of these receivables were collected in May 2004. The receivable from the equipment supplier was included in other current assets, and the stock subscription receivable, which was for the sale of 944,444 shares of common stock with 3,891,111 warrants, was offset against other current liabilities - common stock subject to rescission rights (see Note 12 - Sales of Common Stock Subject to Rescission).

Other current assets, as of April 30, 2004, consisted primarily of the previously mentioned $150,000 receivable from an equipment supplier and $52,000 for prepaid consulting services which will be recognized as an expense in fiscal year 2005.

During the fiscal year ended April 30, 2004, our sources of cash were as follows:

                                                                Amount
                                                              -----------
          Sales of common stock                               $ 1,309,000
          Sales of common stock subject to rescission rights      475,000
          Sales of common stock subject to buy-back               200,000
          Sales of convertible notes payable                      385,000
          Proceeds from exercise of warrants                       54,000
          Loans from our Chairman and CEO                         244,000
          Collection of equity subscription receivable            443,000
                                                              -----------
                                                              $ 3,110,000
                                                              -----------

During the fiscal year ended April 30, 2004, accounts payable and accrued expenses when combined were relatively unchanged compared to the prior fiscal year. Accrued expenses consisted primarily of a $23,000 legal settlement with a former consultant and a $50,000 fee payable to an investment bank.

The fee payable to the investment bank was accrued upon execution of an agreement in August 2003, pursuant to which we would receive a guarantee to support our bid for a $1,600,000 grant under a contract with the U.S. Navy. In exchange for this guarantee, the Company was obligated to pay the investment bank a fee which ranged from $50,000 to $150,000, depending upon whether or not the contract with the U.S. Navy was awarded to us. A guarantee was provided to the U.S. Navy in which the investment bank committed to fund between $2.5 million and $4 million through common stock purchases, so that we could demonstrate sufficient funding to perform against the 18-month contract. Although, we had been approved for the grant of $1,600,000, the Contracting Office of the Naval Surface Warfare Center ultimately disqualified us on the basis of our financial condition. (See: "Government Research and Development Grants and Contracts".)

As of April 30, 2004, we expensed an accrued payroll and payroll tax liability for the most recent period of $65,000, and an accrued payroll tax liability of $393,000 for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. We had previously reported an accrual of $350,000 for the fiscal year ended April 30, 2002, which we subsequently reversed in fiscal year 2003 because we believed we had no liability for payroll taxes and penalties based upon information supplied to us by a tax consultant. At that time, the value originally assigned to the stock was nil, as Microdevices was a closely held corporation with negative net worth, no immediate prospective earnings power, no marketable product, and no dividend paying capacity. In August 2004, following a reassessment, we engaged additional tax advisors to determine if the Microdevices shares had a determinable value. Based upon the determinable value they advised us of our liability and we calculated the current amount at $393,000. (See: Note - 7 Accrued Payroll and Payroll Taxes.)

For the fiscal year ended April 30, 2003, we had an accrued payroll and payroll tax liability for the most recent period of $28,000, and accrued a payroll tax liability of $364,000 for the Microdevices stock.

As of April 30, 2004, we were in default on a note payable totaling $40,000 with a shareholder and related party. The note payable has been in default since November 1997.

As of April 30, 2004, we issued unsecured convertible promissory notes totaling $647,000 to our former legal counsel. The legal fees were expensed as a general and administration expense in the periods incurred. The notes bear 10% annual interest and are due in April 2005.

Under a previous arrangement, an investor in our common stock has the option to purchase an additional $650,000 worth of common stock on the terms described in Note - 17 to our Consolidated Financial Statements. The additional purchases can be made at any time prior to the underlying common stock being registered provide our stock prices equals or exceeds $0.92. The agreement also provide for the issuance of warrants to purchase up to 1,648,086 shares at varying terms. The exercise prices of these warrants range between $0.83 and $1.65, and the warrants expire between 120 days and three and one-half years after issuance.

Under a previous arrangement, an investor in our CNP has the option to purchase an additional $400,000 worth of CNP on the terms described in Note 12 to our Consolidated Financial Statements. The additional purchases can be made at any time prior to the underlying common stock being registered. The additional CNP also provide for the issuance of warrants to purchase up to 1,120,000 shares at varying terms. The exercise prices of these warrants range between $0.45 and $1.50, and the warrants expire between 120 days and three and one-half years after issuance.

During the fiscal year ended April 30, 2004, we sold to various investors an aggregate of $385,000 of CNP with detachable warrants. In April 2004, one of the CNP for $150,000 plus $8,000 of accrued interest was converted into 351,452 committed shares of unregistered common stock. As of April 30, 2004, the remaining original CNP balance of $235,000 plus the $1,000 CNP given as a penalty were are convertible into 524,444 shares of common stock. The notes may be subject to rescission rights and therefore have all been included in current liabilities even though they don't mature until fiscal year 2006. (See: "Note 11
- Convertible Notes Payable Subject to Recission Rights".)

During the period from April 2003 through June 2003, we sold common stock at prices between $0.33 and $0.35 per share, which are subject to buy-back. As of April 30, 2004, 2,000,000 shares remain subject to buy-back however, information provided by our transfer agent indicates that many of these shares have been sold by the original purchaser. We have reserved a current liability of $694,000 for these shares and will continue to record the potential repurchase obligation as a liability until the two-year waiver period has lapsed. See: "Note 12 - Sales of Common Stock Subject To Buy-Back by the Company".

During the fiscal year ended April 30, 2004, we sold 770,424 shares of common stock, and committed to issue 1,295,896 shares of common stock that may be subject to rescission rights. See: "Note 13 - Sales of Common Stock Subject to Rescission". We have reserved a net current liability of $633,000 against these shares until such time as we have determined with our legal advisors whether or not the rescission rights are valid. This net current liability included a $425,000 subscription receivable for 944,444 committed shares which was collected in May.

As of April 30, 2004, we had total liabilities of approximately $3.8 million, which includes $1.6 million of liabilities related to rescission and buy-back obligations on our securities. Since we currently have no sales revenue, and the amount of liabilities significantly exceeds our cash on hand, we will be required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations.

Between May and August 2004, we sold 347,355 shares of common stock at various prices raising $443,250, net of commissions. The sales included warrants to purchase 261,151 of our common shares with exercise prices between $2.50 and $2.75. In addition to a cash commission of $31,750, we also issued a finders fee in the form of warrants to purchase 4,420 of our common shares exercisable at prices between $2.50 and $2.75.

In June 2004, we issued $300,000 of CNP to two investors. The CNP have a two year term, bear annual interest at 5% and convert into common stock at $0.45 per share. The CNP also have detachable warrants to purchase common shares with a three and one-half year term as follows: 1,333,332 shares at $0.45 per share; 400,000 shares at $0.75 per share and 240,000 shares at $1.25 per share. If the securities are not registered by us before October 30, 2004, the investors are entitled to receive as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month until a registration statement is filed and maintained effective by us, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, if we sell new shares below $0.45 before January 15, 2005, in unrelated transactions, the conversion price of the CNP will be reduced to equal the price of the new shares.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered ten neutron generators at a cost of approximately $1,033,000 through vendor financing. These generators are scheduled to be delivered at a rate of approximately one per month beginning July 2004. We will lease purchase these units from the vendor for up to 12 months with estimated monthly payments of $5,800, whereas 80% of the lease payments shall be applied to the purchase price. In May 2004, we ordered 60 neutron detectors for $1,368,000. We expect to receive deliveries of the detectors in the period between July 2004 and April 2005. Payment terms for these detectors require 50% down payment upon order with the balance due upon our receipt and acceptance.

Below is a summary of our agreements presently in effect showing their monthly and annual minimum cost:

                                                                    Minimum      Annual
                                  Beginning           Ending        Monthly     Minimum
         Commitments                 Date              Date           Cost        Cost            Status
---------------------------------------------------------------------------------------------------------------
Employment agreement
  with Chairman and CEO       January 2002      December 2006        $ 18,820  $ 225,600     In effect
Building lease agreement      September 2002    September 2005       $ 12,623  $ 151,476     In effect
Investor relations services   January  2004     June 2004            $  5,000  $  60,000     In effect
Public relations services     November  2002    February 2003        $ 12,500  $ 150,000     Month-to-Month


PLAN OF OPERATION

Our overriding corporate focus for fiscal year 2005 is to commercialize and bring to market our explosives identification prototypes. Our Middle Eastern distributor (EEMCO) has had various discussions with potential customers and has deposited $25,000 towards the purchase of a prototype unit, which EEMCO plans to display in Istanbul, Turkey. Istanbul is being considered as a final staging and technical support base for sales to the Middle East. EEMCO is wholly owned by a member of our Board of Directors who is also a shareholder of the Company. Initial assembly will be handled from our research and development facility located in Irvine, California. Assembly at this facility will be very limited and we may be required to outsource certain functions and/or hire additional technicians on a needs basis. We are currently seeking a location to serve as our assembly facility and have contracted with an engineering and construction company to help facilitate the location and design. Together, we are currently reviewing different locations and expect to choose a location within the current quarter. We are seeking approximately 60,000 square feet of space which will allow us to expand production based on demand. We have received positive feedback regarding demand for our explosives identification products but have not finalized our pricing or marketing plans. Accordingly, we will scale production as we are better able to ascertain our applicable sales parameters. We expect that the facility will be operational in 2005. Construction and/or build-out costs are estimated to fall between $1 million and $2.5 million and we are negotiating with local municipalities for monetary incentives to locate to their area.

We plan to continue to be focused on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We intend to also build upon our investments in the base unit and technologies comprising our explosives identifications prototypes and introduce more sophisticated applications and configurations. We will use the proceeds of existing government grants and any new grants or research and development contracts, as well as other available funds and financing means to forward these objectives.

We believe that general and administrative costs will remain high in the first half of fiscal year 2005 and show improvement in the second half as we reduce legal and accounting expenses associated with the restatement of the Company's financial statements and certain litigation concerning disputes with former directors, employees and consultants and certain regulatory matters related to SEC investigations.

Materials and production costs for our explosive identification units will be significant in fiscal year 2005, increasing throughout the year. Working capital requirements are also expected to grow throughout the year as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve from economies of scale upon opening of our production facility and increased demand following the introduction of our products into the market place. We are also evaluating service and warranty plans and are negotiating and have entered into certain outsourcing servicing arrangements.

We anticipate significant increases in personnel throughout our organization. Our production facility when operational will require the hiring or contracting of approximately 40 new personnel. As we begin the commercialization phase of our products and expand our operating structures, significant enhancements to corporate management will be necessary. We anticipate the need to hire individuals to manage the new functions in product manufacturing and distribution and to fill and upgrade key executive positions in the last quarter of calendar year 2004, including, among others, a Chief Financial Officer. Other areas that may need additional personnel include serving various sales and marketing and customer service functions. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that could be self sufficient and operate with minimal supervision, additional scientists and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as some assembly and distribution.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of financing has limited our capacity to make investments in more extensive research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. We are currently seeking a larger capital infusion in the range of $2 to $4 million and we estimate that our total financial requirements for fiscal 2005 will be between $8 to $10 million. This will cover facility build out, inventory procurement and operations. Currently, we have no current commitments for obtaining necessary capital.







ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
  INDEPENDENT AUDITOR'S REPORT                                                68

           CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheet                                          1
           Consolidated Statements of Operations                               2
           Consolidated Statements of Stockholders' Equity (Deficit)           4
           Consolidated Statements of Cash Flows                              12
           Notes to Consolidated Financial Statements                         71

INDEPENDENT AUDITOR'S REPORT


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
HiEnergy Technologies, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of HiEnergy Technologies, Inc. and Subsidiaries as of April 30, 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended and the period from August 21, 1995 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HiEnergy Technologies, Inc. as of April 30, 2004 and the results of its operations and its cash flows for the two years then ended, and the period from August 21, 1995 (inception) to April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the April 30, 2003 and 2002 financial statements have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. In addition, the Company has an accumulated deficit of $21,815,596 and a shareholders' deficit of $2,883,152. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the financial statements, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.


/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
Los Angeles, California
September 2, 2004

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  APRIL 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS
                                                                     April 30,
                                                                       2004
                                                                   ------------
CURRENT ASSETS
    Cash and cash equivalents                                      $     42,857
    Accounts receivable                                                  30,412
    Other current assets                                                224,817
                                                                   ------------
        Total current assets                                            298,086

PROPERTY AND EQUIPMENT, net                                             610,468
                                                                   ------------
TOTAL ASSETS                                                       $    908,554
                                                                   ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $    578,283
    Accrued expenses                                                     88,291
    Accrued payroll and payroll taxes                                   458,204
    Accrued interest                                                     74,173
    Notes payable                                                        12,368
    Notes payable - related parties                                     348,934
    Convertible notes payable - related parties                         609,374
    Convertible notes payable subject to rescission rights              236,000
    Common stock subject to buy-back, 2,000,000 shares                  694,000
    Common stock subject to rescission rights, less subscription receivable of $425,000.  770,424 shares issued and
        outstanding, 1,295,896 shares committed                         633,153
                                                                   ------------
        Total current liabilities                                     3,732,780

LONG-TERM LIABILITIES
    Notes payable                                                         1,942
    Convertible note payable - related party                             38,061
                                                                   ------------
        Total liabilities                                             3,772,783
                                                                   ------------
MINORITY INTEREST IN SUBSIDIARY, 20,540 MICRODEVICES SHARES
    ISSUED AND OUTSTANDING                                               18,923
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
    Preferred stock, $0.001 par value 20,000,000 shares authorized
        no shares issued and outstanding                                     --
    Common stock, $0.001 par value
        100,000,000 shares authorized
        30,652,482 shares issued and outstanding                   $     30,652
    Additional paid-in capital                                       19,181,421
    Deferred compensation                                              (459,308)
    Committed common stock, 101,986 shares                              179,679
    Deficit accumulated during the development stage                (21,815,596)
                                                                   ------------
              Total shareholders' deficit                            (2,883,152)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    908,554
                                                                   ============


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED APRIL 30, 2004 AND 2003 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------

                                                                                   For the
                                                                                 Period from
                                                                                 August 21,
                                                     For the Years Ended            1995
                                                ----------------------------   (Inception) to
                                                  April 30,       April 30,       April 30,
                                                    2004            2003            2004
                                                                  Restated        Restated
                                                ------------    ------------    ------------
OPERATING EXPENSES
      General and administration                $  4,795,541    $  4,944,929    $ 15,647,575
      Research and development                       804,431         695,042       2,412,109
                                                ------------    ------------    ------------

TOTAL OPERATING EXPENSES                           5,599,972       5,639,971      18,059,684

LOSS FROM OPERATIONS                              (5,599,972)     (5,639,971)    (18,059,684)
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Interest income                                  1,011           7,886           8,897
      Other income                                     1,192             231           1,423
      Interest expense                              (538,063)        (10,855)       (578,973)
      Financing expense                                   --        (223,710)       (223,710)
      Penalty expense on issuance of
           convertible promissory notes
           as a penalty for late registration        (47,748)             --         (47,748)
      Penalty expense on issuance of
           common stock and warrants
           as a penalty for late registration     (1,415,723)        (57,661)     (1,473,384)
                                                ------------    ------------    ------------

Total other income (expense)                      (1,999,331)       (284,109)     (2,313,495)
                                                ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (7,599,303)     (5,924,080)    (20,373,179)

PROVISION FOR INCOME TAXES                               800           1,600          13,383
                                                ------------    ------------    ------------

NET LOSS                                        $ (7,600,103)   $ (5,925,680)   $(20,386,562)


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED APRIL 30, 2004 AND 2003 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------

                                                                                   For the
                                                                                 Period from
                                                                                 August 21,
                                                     For the Years Ended            1995
                                                ----------------------------   (Inception) to
                                                  April 30,       April 30,       April 30,
                                                    2004            2003            2004
                                                                  Restated        Restated
                                                ------------    ------------    ------------
BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK                                  --        (767,431)       (767,431)

PREFERRED STOCK DIVIDEND                            (583,243)        (78,360)       (661,603)
                                                ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON
      SHAREHOLDERS                              $ (8,183,346)   $ (6,771,471)   $(21,815,596)
                                                ============    ============    ============

Net loss per share                              $      (0.27)   $      (0.25)
                                                ============    ============

BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK PER SHARE              $         --    $      (0.03)
                                                ============    ============

PREFERRED STOCK DIVIDENDS PER SHARE             $      (0.02)   $      (0.01)
                                                ============    ============


BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON SHAREHOLDERS PER SHARE             $      (0.29)   $      (0.29)
                                                ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                   28,294,578      23,269,612
                                                ============    ============


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
BALANCE, AUGUST 21, 1995 (INCEPTION)                                                    -        $     -              -    $     -
RECAPITALIZATION UPON REVERSE MERGER                                                                          6,470,000      6,470
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            08/31/95      $ 0.01                                  715,277        715
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            09/05/95      $ 0.01                                   11,623         12
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            02/13/96      $ 0.01                                    7,871          8
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 1996  (RESTATED)                                                     -              -      7,204,771      7,205

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/02/96      $ 0.01                                    1,162          1
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/16/96      $ 0.01                                    1,788          2
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/20/96      $ 0.01                                      269          -
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 1997   (RESTATED)                                                    -              -      7,207,990      7,208

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            05/20/97      $ 0.28                                   13,411         13
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/02/97      $ 0.28                                  135,903        136
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/03/97      $ 0.28                                  588,762        589
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/08/97      $ 0.28                                    5,901          6
ISSUANCE OF COMMON STOCK FOR CASH                         06/14/97      $ 0.28                                   35,766         36
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/16/97      $ 0.28                                  290,331        290
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/18/97      $ 0.28                                    4,918          5
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/23/97      $ 0.28                                  206,167        206
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            07/28/97      $ 0.28                                    8,941          9
ISSUANCE OF COMMON STOCK FOR CASH                         08/11/97      $ 0.14                                   40,237         40
ISSUANCE OF COMMON STOCK FOR CASH                         08/19/97      $ 0.14                                   17,883         18
ISSUANCE OF COMMON STOCK FOR CASH                         09/04/97      $ 0.28                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         09/04/97      $ 0.35                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         09/12/97      $ 0.28                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         10/14/97      $ 0.22                                   89,417         89
ISSUANCE OF COMMON STOCK FOR CASH                         12/17/97      $ 0.14                                   53,650         54
ISSUANCE OF COMMON STOCK FOR CASH                         12/17/97      $ 0.28                                   42,920         43
ISSUANCE OF COMMON STOCK FOR CASH                         12/17/97      $ 0.49                                   42,920         43
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/31/97      $ 0.29                                   49,175         49
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            01/29/98      $ 0.28                                   53,646         54
ISSUANCE OF COMMON STOCK FOR CASH                         01/30/98      $ 0.28                                   44,708         45
ISSUANCE OF COMMON STOCK FOR CASH                         03/23/98      $ 0.05                                   45,603         46
ISSUANCE OF COMMON STOCK FOR CASH                         03/23/98      $ 0.28                                   62,771         63
ISSUANCE OF COMMON STOCK FOR CASH                         03/25/98      $ 0.11                                    4,471          4
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            03/25/98      $ 0.22                                    1,788          2
ISSUANCE OF COMMON STOCK FOR CASH                         03/25/98      $ 0.28                                   89,417         89
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/04/98      $ 0.22                                   89,410         89
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/14/98      $ 0.22                                    2,682          3
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/28/98      $ 0.22                                      893          1
NET LOSS
                                                                                 --------        -------    -----------    -------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                    Additional      Committed                       during the
                                                     Paid-in         Common         Deferred        Development
                                                     Capital          Stock       Compensation         Stage            Total
                                                   ------------     ---------     ------------     -------------     ------------
BALANCE, AUGUST 21, 1995 (INCEPTION)                $         -      $      -       $        -     $           -     $          -
RECAPITALIZATION UPON REVERSE MERGER                     (6,456)                                                               14
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            7,297                                                             8,012
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              118                                                               130
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED               80                                                                88
NET LOSS                                                                                                 (39,387)         (39,387)
                                                   ------------     ---------       ----------     -------------     ------------

BALANCE, APRIL 30, 1996  (RESTATED)                       1,039             -                -           (39,387)         (31,143)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED               11                                                                12
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED               19                                                                21
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                3                                                                 3
NET LOSS                                                                                                (110,004)        (110,004)
                                                   ------------     ---------       ----------     -------------     ------------

BALANCE, APRIL 30, 1997   (RESTATED)                      1,072             -                -          (149,391)        (141,111)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            3,737                                                             3,750
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           37,861                                                            37,997
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          164,023                                                           164,612
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            1,644                                                             1,650
ISSUANCE OF COMMON STOCK FOR CASH                         9,964                                                            10,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           80,884                                                            81,174
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            1,370                                                             1,375
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           57,436                                                            57,642
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            2,491                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                         5,585                                                             5,625
ISSUANCE OF COMMON STOCK FOR CASH                         2,482                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                         2,491                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                         3,116                                                             3,125
ISSUANCE OF COMMON STOCK FOR CASH                         2,491                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                        19,911                                                            20,000
ISSUANCE OF COMMON STOCK FOR CASH                         7,446                                                             7,500
ISSUANCE OF COMMON STOCK FOR CASH                        11,957                                                            12,000
ISSUANCE OF COMMON STOCK FOR CASH                        20,957                                                            21,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           14,229                                                            14,278
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           14,945                                                            14,999
ISSUANCE OF COMMON STOCK FOR CASH                        12,455                                                            12,500
ISSUANCE OF COMMON STOCK FOR CASH                         2,204                                                             2,250
ISSUANCE OF COMMON STOCK FOR CASH                        17,489                                                            17,552
ISSUANCE OF COMMON STOCK FOR CASH                           496                                                               500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              398                                                               400
ISSUANCE OF COMMON STOCK FOR CASH                        24,911                                                            25,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           19,936                                                            20,025
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              598                                                               601
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              197                                                               198
NET LOSS                                                                                                (655,432)        (655,432)
                                                   ------------     ---------       ----------     -------------     ------------

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
BALANCE, APRIL 30, 1998   (RESTATED)                                                    -              -      9,256,507      9,257

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            05/05/98      $ 1.64                                    4,470          4
ISSUANCE OF COMMON STOCK FOR CASH                         05/05/98      $ 1.64                                   17,883         18
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/01/98      $ 0.28                                   28,879         29
ISSUANCE OF COMMON STOCK FOR CASH                         06/01/98      $ 0.28                                   53,649         54
ISSUANCE OF COMMON STOCK FOR CASH                         08/03/98      $ 0.28                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         08/10/98      $ 0.28                                    8,942          9
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            09/16/98      $ 0.28                                   74,501         75
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            10/01/98      $ 0.46                                   29,818         30
ISSUANCE OF COMMON STOCK FOR CASH                         10/01/98      $ 0.36                                   13,815         14
ISSUANCE OF COMMON STOCK FOR CASH                         10/01/98      $ 0.56                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         10/30/98      $ 0.56                                    4,471          4
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/02/98      $ 0.40                                    4,470          4
ISSUANCE OF COMMON STOCK FOR CASH                         11/02/98      $ 0.28                                   44,708         45
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/12/98      $ 0.40                                    8,941          9
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/14/98      $ 0.40                                   89,410         89
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/18/98      $ 0.40                                   15,647         16
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/19/98      $ 0.40                                   75,998         76
ISSUANCE OF COMMON STOCK FOR CASH                         11/24/98      $ 0.89                                   11,177         11
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/28/98      $ 0.40                                  447,048        447
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                11/30/98      $ 0.27
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/02/98      $ 0.91                                    4,470          4
ISSUANCE OF COMMON STOCK FOR CASH                         12/02/98      $ 0.75                                    3,353          3
ISSUANCE OF COMMON STOCK FOR CASH                         12/02/98      $ 0.78                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         12/02/98      $ 0.93                                    2,683          3
ISSUANCE OF COMMON STOCK FOR CASH                         12/02/98      $ 2.80                                      894          1
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/17/98      $ 0.91                                    5,208          5
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/31/98      $ 0.91                                    2,012          2
ISSUANCE OF COMMON STOCK FOR CASH                         01/08/99      $ 0.72                                   44,708         45
ISSUANCE OF COMMON STOCK FOR CASH                         01/15/99      $ 0.38                                    9,389          9
ISSUANCE OF COMMON STOCK FOR CASH                         01/15/99      $ 1.41                                    4,471          4
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            03/01/99      $ 0.57                                  223,524        224
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            03/16/99      $ 0.57                                   22,352         22
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            03/17/99      $ 0.57                                1,034,979      1,035
ISSUANCE OF COMMON STOCK FOR CASH                         03/17/99      $ 0.57                                   17,883         18
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/28/99      $ 0.57                                   84,716         85
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/30/99      $ 0.57                                   11,177         11
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 1999   (RESTATED)                                                    -              -     11,688,979     11,689

ISSUANCE OF COMMON STOCK FOR CASH                         05/03/99      $ 0.10                                   35,767         36
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            05/05/99      $ 0.10                                  117,216        117
ISSUANCE OF COMMON STOCK FOR CASH                         06/05/99      $ 0.56                                   17,883         18
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/09/99      $ 0.45                                   89,410         90
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/28/99      $ 0.45                                  277,170        277
ISSUANCE OF COMMON STOCK FOR CASH                         06/28/99      $ 0.02                                    4,471          4
ISSUANCE OF COMMON STOCK FOR CASH                         07/12/99      $ 0.52                                    2,861          3
ISSUANCE OF COMMON STOCK FOR CASH                         07/14/99      $ 0.28                                   44,708         45

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Additional      Committed                       during the
                                                    Paid-in         Common         Deferred        Development
                                                    Capital          Stock       Compensation         Stage            Total
                                                  ------------     ---------     ------------     -------------     ------------
BALANCE, APRIL 30, 1998   (RESTATED)                   544,776             -                -          (804,823)        (250,790)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           7,307                                                             7,311
ISSUANCE OF COMMON STOCK FOR CASH                       29,232                                                            29,250
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           8,045                                                             8,074
ISSUANCE OF COMMON STOCK FOR CASH                       14,946                                                            15,000
ISSUANCE OF COMMON STOCK FOR CASH                        2,491                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                        2,491                                                             2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          20,755                                                            20,830
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          13,686                                                            13,716
ISSUANCE OF COMMON STOCK FOR CASH                        4,986                                                             5,000
ISSUANCE OF COMMON STOCK FOR CASH                        4,991                                                             5,000
ISSUANCE OF COMMON STOCK FOR CASH                        2,496                                                             2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           1,794                                                             1,798
ISSUANCE OF COMMON STOCK FOR CASH                       12,435                                                            12,480
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           3,588                                                             3,597
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          35,876                                                            35,965
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           6,278                                                             6,294
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          30,494                                                            30,570
ISSUANCE OF COMMON STOCK FOR CASH                        9,989                                                            10,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         179,379                                                           179,826
STOCK OPTIONS ISSUED FOR SERVICES RENDERED             659,684                                                           659,684
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           4,080                                                             4,084
ISSUANCE OF COMMON STOCK FOR CASH                        2,497                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                        6,991                                                             7,000
ISSUANCE OF COMMON STOCK FOR CASH                        2,497                                                             2,500
ISSUANCE OF COMMON STOCK FOR CASH                        2,499                                                             2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           4,753                                                             4,758
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           1,836                                                             1,838
ISSUANCE OF COMMON STOCK FOR CASH                       32,355                                                            32,400
ISSUANCE OF COMMON STOCK FOR CASH                        3,591                                                             3,600
ISSUANCE OF COMMON STOCK FOR CASH                        6,296                                                             6,300
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         127,266                                                           127,490
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          12,727                                                            12,749
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         589,278                                                           590,313
ISSUANCE OF COMMON STOCK FOR CASH                       10,182                                                            10,200
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          48,203                                                            48,288
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           6,360                                                             6,371
NET LOSS                                                                                             (1,956,565)      (1,956,565)
                                                  ------------     ---------       ----------     -------------     ------------

BALANCE, APRIL 30, 1999   (RESTATED)                 2,457,130             -                -        (2,761,388)        (292,569)

ISSUANCE OF COMMON STOCK FOR CASH                        3,629                                                             3,665
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          11,894                                                            12,011
ISSUANCE OF COMMON STOCK FOR CASH                        9,982                                                            10,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          40,307                                                            40,397
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         124,953                                                           125,230
ISSUANCE OF COMMON STOCK FOR CASH                           96                                                               100
ISSUANCE OF COMMON STOCK FOR CASH                        1,497                                                             1,500
ISSUANCE OF COMMON STOCK FOR CASH                       12,455                                                            12,500

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
ISSUANCE OF COMMON STOCK FOR CASH                         07/14/99      $ 0.56                                   17,883         18
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            07/22/99      $ 0.37                                  247,218        247
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/30/99      $ 0.42                                   52,305         52
ISSUANCE OF COMMON STOCK FOR CASH                         11/30/99      $ 0.39                                   53,650         54
ISSUANCE OF COMMON STOCK FOR CASH                         11/30/99      $ 0.56                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         12/29/99      $ 0.56                                   80,475         81
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            03/20/00      $ 0.59                                    2,235          2
ISSUANCE OF COMMON STOCK FOR CASH                         04/03/00      $ 0.56                                  107,301        107
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/03/00      $ 0.59                                1,307,700      1,308
ISSUANCE OF COMMON STOCK FOR CASH                         04/03/00      $ 0.72                                    2,794          3
ISSUANCE OF COMMON STOCK FOR CASH                         04/03/00      $ 0.89                                    8,383          8
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/10/00      $ 0.59                                   50,159         50
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/24/00      $ 0.59                                   22,352         22
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/26/00      $ 0.59                                    2,235          2
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 2000   (RESTATED)                                                    -              -     14,242,097     14,242

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            07/28/00      $ 0.59                                   11,177         11
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            08/10/00      $ 0.59                                  223,542        224
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            08/22/00      $ 0.59                                   22,354         22
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            09/28/00      $ 0.24                                   11,177         11
ISSUANCE OF COMMON STOCK FOR CASH                         09/28/00      $ 0.24                                   21,214         21
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            10/09/00      $ 0.24                                   35,767         36
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/30/00      $ 0.24                                      448          1
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/31/00      $ 0.24                                  510,793        511
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 2001   (RESTATED)                                                    -              -     15,078,569     15,079

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            05/10/01      $ 0.24                                  116,903        117
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            06/18/01      $ 0.45                                   67,057         67
ISSUANCE OF COMMON STOCK FOR CASH                         06/18/01      $ 0.45                                   22,354         22
ISSUANCE OF COMMON STOCK FOR CASH                         07/31/01      $ 0.45                                   22,354         22
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            07/31/01      $ 0.64                                  350,933        351
ISSUANCE OF COMMON STOCK FOR CASH                         07/31/01      $ 1.12                                    8,942          9
ISSUANCE OF COMMON STOCK FOR CASH                         09/07/01      $ 0.22                                  223,542        224
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            09/23/01      $ 0.22                                  525,281        525
ISSUANCE OF COMMON STOCK FOR CASH                         09/23/01      $ 0.22                                   67,062         67
WARRANTS ISSUED FOR SERVICES RENDERED                     09/23/01      $ 0.09
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            10/31/01      $ 0.22                                   13,411         14
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/02/01      $ 0.22                                   67,057         67
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/07/01      $ 0.22                                   11,176         11
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/10/01      $ 0.22                                  217,176        217
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/13/01      $ 0.22                                   87,235         87
ISSUANCE OF COMMON STOCK FOR CASH                         12/13/01      $ 0.22                                  223,542        224
ISSUANCE OF COMMON STOCK FOR CASH                         12/20/01      $ 0.22                                    3,577          4
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/20/01      $ 0.22                                1,230,276      1,230
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/21/01      $ 0.22                                   22,352         22
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            12/30/01      $ 0.22                                  212,348        212

                                                                                                     Deficit
                                                                                                   Accumulated
                                                   Additional      Committed                       during the
                                                    Paid-in         Common         Deferred        Development
                                                    Capital          Stock       Compensation         Stage            Total
                                                  ------------     ---------     ------------     -------------     ------------
ISSUANCE OF COMMON STOCK FOR CASH                        9,982                                                            10,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          90,402                                                            90,649
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          21,675                                                            21,727
ISSUANCE OF COMMON STOCK FOR CASH                       20,946                                                            21,000
ISSUANCE OF COMMON STOCK FOR CASH                        4,991                                                             5,000
ISSUANCE OF COMMON STOCK FOR CASH                       44,919                                                            45,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           1,309                                                             1,311
ISSUANCE OF COMMON STOCK FOR CASH                       59,893                                                            60,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         765,802                                                           767,110
ISSUANCE OF COMMON STOCK FOR CASH                        1,997                                                             2,000
ISSUANCE OF COMMON STOCK FOR CASH                        7,492                                                             7,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          29,374                                                            29,424
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          13,090                                                            13,112
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           1,309                                                             1,311
NET LOSS                                                                                             (1,247,576)      (1,247,576)
                                                  ------------     ---------       ----------     -------------     ------------

BALANCE, APRIL 30, 2000   (RESTATED)                 3,735,124             -                -        (4,008,964)        (259,598)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           6,546                                                             6,557
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         130,908                                                           131,132
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          13,091                                                            13,113
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           2,623                                                             2,634
ISSUANCE OF COMMON STOCK FOR CASH                        4,979                                                             5,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           8,394                                                             8,430
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED             105                                                               106
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         119,878                                                           120,389
NET LOSS                                                                                               (452,754)        (452,754)
                                                  ------------     ---------       ----------     -------------     ------------

BALANCE, APRIL 30, 2001   (RESTATED)                 4,021,648             -                -        (4,461,718)        (424,991)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          27,940                                                            28,057
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          29,930                                                            29,997
ISSUANCE OF COMMON STOCK FOR CASH                        9,978                                                            10,000
ISSUANCE OF COMMON STOCK FOR CASH                        9,978                                                            10,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         223,917                                                           224,268
ISSUANCE OF COMMON STOCK FOR CASH                        9,991                                                            10,000
ISSUANCE OF COMMON STOCK FOR CASH                       49,776                                                            50,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         116,965                                                           117,490
ISSUANCE OF COMMON STOCK FOR CASH                       14,933                                                            15,000
WARRANTS ISSUED FOR SERVICES RENDERED                   24,924                                                            24,924
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           2,986                                                             3,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          14,932                                                            14,999
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           2,489                                                             2,500
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          48,359                                                            48,576
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          19,425                                                            19,512
ISSUANCE OF COMMON STOCK FOR CASH                       49,776                                                            50,000
ISSUANCE OF COMMON STOCK FOR CASH                          796                                                               800
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED         273,948                                                           275,178
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED           4,978                                                             5,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED          47,284                                                            47,496

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                01/08/02      $ 0.11
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            01/14/02      $ 0.22                                   33,529         34
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                01/31/02      $ 0.11
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                02/08/02      $ 0.09
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            02/14/02      $ 0.22                                2,235,241      2,235
ISSUANCE OF COMMON STOCK FOR CASH                         03/13/02      $ 0.24                                   10,283         10
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                                   04/30/02      $ 1.00                                1,225,000      1,225
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 2002   (RESTATED)                                                    -              -     22,075,200     22,075

COMMON STOCK COMMITTED ON EXERCISE OF STOCK
     OPTIONS IN SUBSIDIARY                                05/23/02      $ 0.16
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            05/24/02      $ 2.15                                    5,589          6
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                                 05/31/02      $ 1.49
CONVERSION OF CONVERTIBLE NOTES PAYABLE - RELATED
     PARTIES AND ACCRUED INTEREST INTO COMMON STOCK       06/04/02      $ 1.00                                    5,780          6
CONVERSION OF CONVERTIBLE NOTES PAYABLE - RELATED
     PARTIES AND ACCRUED INTEREST INTO COMMON STOCK       06/20/02      $ 1.00                                    5,438          5
ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT FOR
     CASH                                                 06/25/02      $ 1.00                                  500,000        500
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                07/12/02      $ 1.52
CONVERSION OF NOTES PAYABLE - RELATED
     PARTIES INTO COMMON STOCK                            07/16/02      $ 1.00                                   15,000         15
CONVERSION OF CONVERTIBLE NOTES PAYABLE - RELATED
     PARTIES AND ACCRUED INTEREST INTO COMMON STOCK       07/22/02      $ 1.00                                   11,680         12
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                08/01/02      $ 0.47
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            08/24/02      $ 1.67                                    5,589          6
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                09/25/02      $ 1.10
STOCK OPTIONS ISSUED IN EXCHANGE FOR SETTLEMENT
     OF ACCOUNTS PAYABLE                                  09/25/02      $ 1.10
ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                        10/07/02  $10,000.00      97.93              1
OFFERING COSTS ON ISSUANCE OF SERIES A CONVERTIBLE
     PREFERRED STOCK IN PRIVATE PLACEMENT FOR CASH        10/07/02
DIVIDENDS ON SERIES A PREFERRED STOCK                     10/07/02                                               68,150         68
BENEFICIAL CONVERSION FEATURE ON ISSUANCE OF
     SERIES A PREFERRED STOCK                             10/07/02
ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT FOR
     CASH                                                 10/29/02      $ 1.35                                1,349,934      1,350
OFFERING COSTS ON ISSUANCE OF COMMON STOCK IN
     PRIVATE PLACEMENT FOR CASH                           10/29/02
COMMON STOCK COMMITTED FOR SERVICES RENDERED              11/24/02      $ 2.35
WARRANTS ISSUED FOR SERVICES RENDERED                     12/09/02      $ 2.60
WARRANTS ISSUED FOR SERVICES RENDERED                     12/09/02      $ 0.65
STOCK OPTIONS ISSUED IN EXCHANGE FOR SETTLEMENT
     OF ACCOUNTS PAYABLE                                  12/19/02      $ 0.55
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                12/31/02      $ 0.13

                                                                                                      Deficit
                                                                                                    Accumulated
                                                      Additional      Committed                     during the
                                                       Paid-in         Common         Deferred      Development
                                                       Capital          Stock       Compensation       Stage            Total
                                                     ------------     ---------     ------------   -------------     ------------
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                  1,402                                                           1,402
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              7,465                                                           7,499
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                  2,142                                                           2,142
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                  3,809                                                           3,809
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            497,725                                                         499,960
ISSUANCE OF COMMON STOCK FOR CASH                           2,410                                                           2,420
ISSUANCE OF COMMON STOCK IN PRIVATE
     PLACEMENT FOR CASH                                 1,223,775                                                       1,225,000
NET LOSS                                                                                              (2,399,061)      (2,399,061)
                                                     ------------     ---------       ----------   -------------     ------------

BALANCE, APRIL 30, 2002   (RESTATED)                    6,743,681             -                -      (6,860,779)         (95,023)

COMMON STOCK COMMITTED ON EXERCISE OF STOCK
     OPTIONS IN SUBSIDIARY                                                7,164                                             7,164
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED             12,010                                                          12,016
FINANCING EXPENSE IN CONNECTION WITH
     ISSUANCE OF WARRANTS                                 223,710                                                         223,710
CONVERSION OF CONVERTIBLE NOTES PAYABLE - RELATED
     PARTIES AND ACCRUED INTEREST INTO COMMON STOCK         5,774                                                           5,780
CONVERSION OF CONVERTIBLE NOTES PAYABLE - RELATED
     PARTIES AND ACCRUED INTEREST INTO COMMON STOCK         5,435                                                           5,440
ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT FOR
     CASH                                                 499,500                                                         500,000
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                761,007                                                         761,007
CONVERSION OF NOTES PAYABLE - RELATED
     PARTIES INTO COMMON STOCK                             14,985                                                          15,000
CONVERSION OF CONVERTIBLE NOTES PAYABLE - RELATED
     PARTIES AND ACCRUED INTEREST INTO COMMON STOCK        11,664                                                          11,676
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                187,163                                                         187,163
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED              9,328                                                           9,334
STOCK OPTIONS ISSUED FOR SERVICES RENDERED              3,305,542                     (3,305,542)                               -
STOCK OPTIONS ISSUED IN EXCHANGE FOR SETTLEMENT
     OF ACCOUNTS PAYABLE                                   50,000                                                          50,000
ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK
     IN PRIVATE PLACEMENT FOR CASH                        979,300                                                         979,301
OFFERING COSTS ON ISSUANCE OF SERIES A CONVERTIBLE
     PREFERRED STOCK IN PRIVATE PLACEMENT FOR CASH       (178,902)                                                       (178,902)
DIVIDENDS ON SERIES A PREFERRED STOCK                      78,292                                        (78,360)               -
BENEFICIAL CONVERSION FEATURE ON ISSUANCE OF
     SERIES A PREFERRED STOCK                             767,431                                       (767,431)               -
ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENT FOR
     CASH                                               1,821,056                                                       1,822,406
OFFERING COSTS ON ISSUANCE OF COMMON STOCK IN
     PRIVATE PLACEMENT FOR CASH                         (196,793)                                                        (196,793)
COMMON STOCK COMMITTED FOR SERVICES RENDERED                             13,134                                            13,134
WARRANTS ISSUED FOR SERVICES RENDERED                    390,409                                                          390,409
WARRANTS ISSUED FOR SERVICES RENDERED                    162,792                                                          162,792
STOCK OPTIONS ISSUED IN EXCHANGE FOR SETTLEMENT
     OF ACCOUNTS PAYABLE                                  15,000                                                           15,000
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                59,373                                                           59,373

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
ISSUANCE OF COMMON STOCK ON CASHLESS EXERCISE OF
     WARRANTS                                             01/02/03                                               33,909         34
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF THE SERIES A CONVERTIBLE PREFERRED STOCK          01/24/03                  (1.05)                        9,162          9
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF THE SERIES A CONVERTIBLE PREFERRED STOCK          01/27/03                  (1.06)                        9,174          9
AMORTIZATION OF DEFERRED COMPENSATION                     01/31/03
WARRANTS ISSUED FOR SERVICES RENDERED                     02/17/03      $ 1.63
COMMON STOCK COMMITTED FOR SERVICES RENDERED              02/24/03      $ 0.79
REVERSAL OF DEFERRED COMPENSATION                         02/25/03
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/21/03      $ 0.48                                   21,277         21
COMMON STOCK COMMITTED FOR SERVICES RENDERED              04/21/03      $ 0.48
WARRANTS ISSUED FOR SERVICES RENDERED                     04/28/03      $ 0.37
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
      TO BUYBACK FOR CASH                                 04/23/03
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
      TO BUYBACK FOR CASH                                 04/28/03
ISSUANCE OF COMMON STOCK FOR SUBSCRIPTION RECEIVABLE      04/30/03      $ 0.40                                   10,000         10
COMMON STOCK COMMITTED TO INVESTORS AS A PENALTY
     FOR DELAYED REGISTRATION OF COMMON STOCK             04/30/03      $ 0.45
NET LOSS
                                                                                 --------        -------    -----------    -------

BALANCE, APRIL 30, 2003   (RESTATED)                                                95.82        $     1     24,125,882    $24,126

WARRANTS ISSUED FOR SERVICES RENDERED                     05/01/03      $ 0.16
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            05/13/03      $ 0.48                                   45,000         45
WARRANTS ISSUED FOR SERVICES RENDERED                     05/16/03      $ 0.24
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                05/16/03      $ 0.18
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF SERIES A PREFERRED STOCK                          05/16/03                 (95.82)            (1)     2,129,316      2,129
DIVIDEND ON INDUCED CONVERSION OF SERIES A
     PREFERRED STOCK                                      05/16/03
ISSUANCE OF COMMITTED COMMON STOCK                        05/16/03                                              128,136        128
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     05/16/03      $ 0.45                                   25,952         26
ISSUANCE OF COMMITTED COMMON STOCK                        05/21/03                                               20,000         20
ISSUANCE OF COMMON STOCK ON EXERCISE OF
     WARRANTS                                             05/27/03      $ 0.01                                   34,000         34
ISSUANCE OF COMMITTED COMMON STOCK                        06/19/03                                               11,178         11
ISSUANCE OF COMMON STOCK ON CONVERSION OF
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES          06/24/03      $ 0.33                                  300,000        300
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                07/16/03      $ 0.26
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            07/16/03      $ 0.50                                    6,000          6
ISSUANCE OF COMMITTED COMMON STOCK                        08/14/03                                               44,705         45
ISSUANCE OF COMMON STOCK FOR CASH                         08/15/03      $ 0.45                                  222,222        222
ISSUANCE OF COMMON STOCK FOR CASH                         08/20/03      $ 0.52                                  400,000        400
ISSUANCE OF COMMON STOCK FOR CASH                         08/25/03      $ 0.69                                  272,464        272
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            08/27/03      $ 1.06                                    6,000          6
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                08/27/03      $ 0.79

                                                                                                        Deficit
                                                                                                      Accumulated
                                                        Additional      Committed                     during the
                                                         Paid-in         Common         Deferred      Development
                                                         Capital          Stock       Compensation       Stage           Total
                                                       ------------     ---------     ------------   -------------    ------------
ISSUANCE OF COMMON STOCK ON CASHLESS EXERCISE OF
     WARRANTS                                                   (34)                                                             -
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF THE SERIES A CONVERTIBLE PREFERRED STOCK                 (9)                                                             -
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF THE SERIES A CONVERTIBLE PREFERRED STOCK                 (9)                                                             -
AMORTIZATION OF DEFERRED COMPENSATION                                                    1,032,981                       1,032,981
WARRANTS ISSUED FOR SERVICES RENDERED                       130,712                                                        130,712
COMMON STOCK COMMITTED FOR SERVICES RENDERED                                4,415                                            4,415
REVERSAL OF DEFERRED COMPENSATION                        (2,272,561)                     2,272,561                               -
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED               10,288                                                         10,309
COMMON STOCK COMMITTED FOR SERVICES RENDERED                                9,691                                            9,691
WARRANTS ISSUED FOR SERVICES RENDERED                        18,284                                                         18,284
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
      TO BUYBACK FOR CASH                                   (20,000)                                                       (20,000)
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
      TO BUYBACK FOR CASH                                   (24,500)                                                       (24,500)
ISSUANCE OF COMMON STOCK FOR SUBSCRIPTION RECEIVABLE          3,972                                                          3,982
COMMON STOCK COMMITTED TO INVESTORS AS A PENALTY
     FOR DELAYED REGISTRATION OF COMMON STOCK                              57,661                                           57,661
NET LOSS                                                                                                (5,925,680)      (5,925,680)
                                                       ------------     ---------       ----------   -------------    ------------

BALANCE, APRIL 30, 2003   (RESTATED)                   $ 13,573,900      $ 92,065       $        -   $ (13,632,250)   $     57,842

WARRANTS ISSUED FOR SERVICES RENDERED                         8,079                                                          8,079
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED               21,555                                                         21,600
WARRANTS ISSUED FOR SERVICES RENDERED                        35,598                                                         35,598
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                    5,458                                                          5,458
ISSUANCE OF COMMON STOCK ON CASHLESS CONVERSION
     OF SERIES A PREFERRED STOCK                             (2,128)                                                             -
DIVIDEND ON INDUCED CONVERSION OF SERIES A
     PREFERRED STOCK                                        583,243                                       (583,243)              -
ISSUANCE OF COMMITTED COMMON STOCK                           57,533       (57,661)                                               -
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK        11,653                                                         11,679
ISSUANCE OF COMMITTED COMMON STOCK                            9,671        (9,691)                                               -
ISSUANCE OF COMMON STOCK ON EXERCISE OF                                                                                          -
     WARRANTS                                                   306                                                            340
ISSUANCE OF COMMITTED COMMON STOCK                           17,538       (17,549)                                               -
ISSUANCE OF COMMON STOCK ON CONVERSION OF
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES             99,700                                                        100,000
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                   52,742                                                         52,742
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                2,994                                                          3,000
ISSUANCE OF COMMITTED COMMON STOCK                            7,119        (7,164)                                               -
ISSUANCE OF COMMON STOCK FOR CASH                            99,778                                                        100,000
ISSUANCE OF COMMON STOCK FOR CASH                           207,600                                                        208,000
ISSUANCE OF COMMON STOCK FOR CASH                           187,728                                                        188,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                6,354                                                          6,360
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                   31,514                                                         31,514

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      08/28/03
ISSUANCE OF COMMON STOCK FOR CASH                         08/28/03      $ 0.69                                   86,957         87
ISSUANCE OF COMMON STOCK FOR CASH                         08/29/03      $ 0.69                                  144,928        145
ISSUANCE OF COMMON STOCK FOR CASH                         08/29/03      $ 0.75                                  666,666        667
OFFERING COSTS ON ISSUANCE OF COMMON STOCK
     FOR CASH                                             08/29/03
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     10/15/03      $ 1.29                                  148,260        148
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         10/15/03      $ 0.73
ISSUANCE OF COMMON STOCK FOR CASH                         10/27/03      $ 0.95                                   63,000         63
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                11/07/03      $ 0.90
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/07/03      $ 1.25                                   12,000          2
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     11/15/03      $ 1.04                                   44,187         44
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         11/15/03      $ 0.52
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
     TO RESCISSION RIGHTS FOR CASH                        11/21/03
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            11/21/03      $ 0.75                                    2,000          2
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                12/05/03      $ 0.60
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     12/15/03      $ 0.90                                   61,242         61
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         12/15/03      $ 0.41
ISSUANCE OF COMMON STOCK FOR CASH                         12/22/03      $ 0.71                                   42,254         42
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            01/06/04      $ 0.89                                   27,500         28
WARRANTS ISSUED FOR SERVICES RENDERED                     01/06/04      $ 0.59
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     01/15/04      $ 0.88                                   75,739         76
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         01/15/04      $ 0.39
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 01/15/04                                               54,053         54
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            01/15/04      $ 0.88                                   12,000         12
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     01/16/04      $ 0.89                                    2,520          3
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      01/16/04
ISSUANCE OF WARRANTS IN CONJUNCTION WITH
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES          01/16/04      $ 0.18
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            01/23/04      $ 1.18                                   55,000         55
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      01/26/04
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      01/28/04

                                                                                                       Deficit
                                                                                                     Accumulated
                                                           Additional    Committed                   during the
                                                            Paid-in       Common       Deferred      Development
                                                            Capital        Stock     Compensation       Stage          Total
                                                          ------------   ---------   ------------   -------------   ------------
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE                                                                                   -
     NOTES PAYABLE - RELATED PARTIES                               341                                                       341
ISSUANCE OF COMMON STOCK FOR CASH                               59,913                                                    60,000
ISSUANCE OF COMMON STOCK FOR CASH                               99,855                                                   100,000
ISSUANCE OF COMMON STOCK FOR CASH                              499,333                                                   500,000
OFFERING COSTS ON ISSUANCE OF COMMON STOCK
     FOR CASH                                                  (40,000)                                                  (40,000)
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK          191,107                                                   191,255
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                                6,009                                                     6,009
ISSUANCE OF COMMON STOCK FOR CASH                               59,938                                                    60,001
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                     278,142                                                   278,142
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  14,988                                                    15,000
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK           45,910                                                    45,954
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                                7,143                                                     7,143
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
     TO RESCISSION RIGHTS FOR CASH                              (5,250)                                                   (5,250)
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                   1,498                                                     1,500
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                      24,104                                                    24,104
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK           55,057                                                    55,118
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                                7,937                                                     7,937
ISSUANCE OF COMMON STOCK FOR CASH                               29,958                                                    30,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  24,447                                                    24,475
WARRANTS ISSUED FOR SERVICES RENDERED                           17,775                                                    17,775
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK           66,574                                                    66,650
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                                9,837                                                     9,837
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                          (54)                                                        -
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  10,548                                                    10,560
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK            2,240                                                     2,243
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                            58,245                                                    58,245
ISSUANCE OF WARRANTS IN CONJUNCTION WITH
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES                91,755                                                    91,755
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  64,845                                                    64,900
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                             4,026                                                     4,026
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                            41,196                                                    41,196

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
ISSUANCE OF WARRANTS IN CONJUNCTION WITH
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES          01/28/04      $ 0.15
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 01/30/04                                               48,000         48
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      01/31/04
ISSUANCE OF WARRANTS IN CONJUNCTION WITH
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES          01/31/04      $ 0.12
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      01/31/04
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 02/04/04                                               25,049         25
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
     TO RESCISSION RIGHTS FOR CASH                        02/06/04
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            02/06/04      $ 1.23                                    3,333          3
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     02/15/04      $ 1.25                                   99,332         99
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         02/15/04      $ 0.69
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            02/25/04      $ 1.26                                    2,667          3
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
     TO RESCISSION RIGHTS FOR CASH                        02/25/04
COMMON STOCK COMMITTED FOR SERVICES RENDERED              03/10/04      $ 1.42
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                03/10/04      $ 0.55
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     03/15/04      $ 1.75                                  120,464        121
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         03/15/04      $ 1.13
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 03/15/04                                                2,958          3
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      03/16/04
ISSUANCE OF COMMON STOCK FOR CASH                         03/19/04      $ 0.75                                   40,000         40
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 03/23/04                                               17,334         17
ISSUANCE OF COMMON STOCK FOR CASH                         03/25/04      $ 0.75                                   40,000         40
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED AND
     TO BE RENDERED                                       03/25/04      $    -                                  200,000        200
ISSUANCE OF COMMON STOCK FOR CASH                         03/26/04      $ 0.75                                   40,000         40
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 04/01/04                                                7,879          8
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         04/01/04      $ 1.03
WARRANTS ISSUED FOR SERVICES RENDERED                     04/07/04      $ 1.57
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/07/04      $ 2.95                                   12,000         12
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 04/12/04                                              302,638        303

                                                                                                       Deficit
                                                                                                     Accumulated
                                                          Additional      Committed                  during the
                                                           Paid-in         Common       Deferred     Development
                                                           Capital          Stock     Compensation      Stage          Total
                                                          -----------     ---------   ------------  -------------   ------------
ISSUANCE OF WARRANTS IN CONJUNCTION WITH
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES              143,804                                                    143,804
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                         (48)                                                         -
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                            6,046                                                      6,046
ISSUANCE OF WARRANTS IN CONJUNCTION WITH
     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES               43,954                                                     43,954
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                            9,558                                                      9,558
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                         (25)                                                         -
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
     TO RESCISSION RIGHTS FOR CASH                             (5,250)                                                    (5,250)
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  4,097                                                      4,100
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK         124,066                                                    124,165
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                              19,415                                                     19,415
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  3,357                                                      3,360
OFFERING COSTS ON ISSUANCE OF COMMON STOCK SUBJECT
     TO RESCISSION RIGHTS FOR CASH                             (7,000)                                                    (7,000)
COMMON STOCK COMMITTED FOR SERVICES RENDERED                                  9,940                                        9,940
STOCK OPTIONS ISSUED FOR SERVICES RENDERED                     15,917                                                     15,917
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK         210,691                                                    210,812
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                              38,323                                                     38,323
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                          (3)                                                         -
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                           15,831                                                     15,831
ISSUANCE OF COMMON STOCK FOR CASH                              29,960                                                     30,000
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                         (17)                                                         -
ISSUANCE OF COMMON STOCK FOR CASH                              29,960                                                     30,000
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED AND
     TO BE RENDERED                                           323,800                     (324,000)                            -
ISSUANCE OF COMMON STOCK FOR CASH                              29,960                                                     30,000
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                          (8)                                                         -
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                              10,735                                                     10,735
WARRANTS ISSUED FOR SERVICES RENDERED                          78,297                                                     78,297
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                 35,388                                                     35,400
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                        (303)                                                         -

   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------



                                                                      Price per    Series A Convertible,
                                                                        Equity       Preferred Stock             Common Stock
                                                            Date         Unit     Shares         Amount        Shares      Amount
                                                          --------    ---------  --------        -------    -----------    -------
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED            04/12/04      $ 2.78                                  100,000        100
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 04/14/04                                               12,701         13
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 04/15/04                                               18,235         18
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK     04/15/04      $ 2.55                                  141,383        141
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         04/15/04      $ 1.88
ISSUANCE OF COMMON STOCK ON EXERCISE OF WARRANTS          04/16/04      $ 1.50                                   35,776         36
WARRANTS ISSUED FOR SERVICES RENDERED
     AND TO BE RENDERED                                   04/16/04         $ -
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
     AND TO BE RENDERED                                   04/16/04         $ -                                   75,000         75
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                      04/19/04
ISSUANCE OF COMMON STOCK FOR CASH                         04/20/04      $ 0.99                                   30,303         30
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 04/23/04                                                6,269          6
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                 04/28/04                                                2,000          2
WARRANTS ISSUED FOR SERVICES RENDERED                     04/29/04      $ 1.09
COMMON STOCK COMMITTED FOR LEGAL SETTLEMENT               04/30/04      $ 1.28
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         04/30/04      $ 1.62
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         04/30/04      $ 1.71
COMMON STOCK COMMITTED TO INVESTORS AS A PENALTY
     FOR DELAYED REGISTRATION OF COMMON STOCK             04/30/04      $ 1.85       1.85
WARRANTS ACCRUED BUT NOT ISSUED TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                         04/30/04      $ 1.22
AMORTIZATION OF DEFERRED COMPENSATION
NET LOSS
                                                                                 --------        -------    -----------    -------
BALANCE, APRIL 30, 2004                                                                 -        $     -     30,652,482    $30,652
                                                                                 --------        -------    -----------    -------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                           Additional    Committed                  during the
                                                            Paid-in       Common      Deferred      Development
                                                            Capital        Stock    Compensation       Stage            Total
                                                          ------------   ---------  ------------   -------------     ------------
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                 277,900                                                    278,000
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                          (13)                                                         -
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                          (18)                                                         -
ISSUANCE OF COMMON STOCK TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF COMMON STOCK          360,386                                                    360,527
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                               74,639                                                     74,639
ISSUANCE OF COMMON STOCK ON EXERCISE OF WARRANTS                53,628                                                     53,664
WARRANTS ISSUED FOR SERVICES RENDERED
     AND TO BE RENDERED                                         75,461                   (75,461)                               -
ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
     AND TO BE RENDERED                                        213,675                  (213,750)                               -
BENEFICIAL CONVERSION FEATURE ON CONVERTIBLE
     NOTES PAYABLE - RELATED PARTIES                            78,024                                                     78,024
ISSUANCE OF COMMON STOCK FOR CASH                               29,970                                                     30,000
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                           (6)                                                         -
ISSUANCE OF COMMON STOCK ON CASHLESS
     EXERCISE OF WARRANTS                                           (2)                                                         -
WARRANTS ISSUED FOR SERVICES RENDERED                           54,675                                                     54,675
COMMON STOCK COMMITTED FOR LEGAL SETTLEMENT                                 13,440                                         13,440
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                               11,738                                                     11,738
ISSUANCE OF WARRANTS TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                               17,790                                                     17,790
COMMON STOCK COMMITTED TO INVESTORS AS A PENALTY
     FOR DELAYED REGISTRATION OF COMMON STOCK                              156,299                                        156,299
WARRANTS ACCRUED BUT NOT ISSUED TO INVESTORS AS A
     PENALTY FOR DELAYED REGISTRATION OF THE UNDERLYING
     COMMON STOCK                                               27,717                                                     27,717
AMORTIZATION OF DEFERRED COMPENSATION                                                    153,903                          153,903
NET LOSS                                                                                              (7,600,103)      (7,600,103)
                                                          ------------   ---------    ----------   -------------     ------------
BALANCE, APRIL 30, 2004                                   $ 19,181,421   $ 179,679    $ (459,308)  $ (21,815,596)    $ (2,883,152)
                                                          ------------   ---------    ----------   -------------     ------------


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED APRIL 30, 2004 AND 2003, AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------

                                                                                                                 For the
                                                                                                               Period from
                                                                                                                August 21,
                                                                                                                   1995
                                                                                    For the Years Ended       (Inception) to
                                                                                          April 30,             April 30,
                                                                                   2004            2003            2004
                                                                                                 Restated        Restated
                                                                              ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $ (7,600,103)   $ (5,925,680)   $(20,386,562)
     Adjustments to reconcile net loss to net cash
        used in operating activities
           Depreciation                                                            144,113          91,993         243,538
           Issuance of common stock for services rendered                          468,256          31,659       4,721,429
           Common stock committed for services rendered                              9,940          27,240          37,180
           Common stock committed for legal settlement                              13,440              --          13,440
           Issuance of common stock as compensation expense
               for services rendered from minority shareholders                         --              --          18,923
           Warrants issued for services rendered                                   210,341         702,197         937,462
           Financing expense in connection with the issuance
               of warrants                                                              --         223,710         223,710
           Stock options issued for services rendered                              391,960       1,007,543       2,066,540
           Additional compensation to officer in the form of
               convertible note payable - related party                                 --              --          42,171
           Amortization of deferred compensation                                   153,903       1,032,981       1,186,884
           Amortization of debt discount on convertible
               notes payable - related parties                                     492,780              --         492,780
           Issuance of convertible notes payable as a penalty
                for the late registration of the underlying common stock
               that $385,000 of convertible notes payable - related parties
               are convertible into                                                  7,000              --           7,000
           Issuance of common stock as a penalty for late registration of common stock that was issued
               for cash                                                          1,068,403          57,661       1,126,064
           Issuance of warrants as a penalty for the late registration of the underlying common stock that warrants are
               exercisable into                                                    231,282              --         231,282
           Common stock committed as a penalty for the late
               registration of common stock
               which were issued for cash                                          156,299              --         156,299
           (Increase) decrease in
               Restricted cash                                                      71,234         (71,234)             --
               Accounts receivable                                                   4,171          (5,417)        (30,412)
               Other current assets                                                202,833        (410,150)       (214,817)
               Other assets                                                        295,948        (295,948)             --
           Increase (decrease) in
               Accounts payable                                                    623,818         572,718       1,406,431
               Accrued expenses                                                     86,691        (149,967)         88,291
               Accrued payroll and payroll taxes                                    80,496         135,279         849,072
               Accrued interest                                                     41,038           8,417          79,222
                                                                              ------------    ------------    ------------

Net cash used in operating activities                                           (2,846,157)     (2,966,998)     (6,704,073)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                           (245,680)       (481,849)       (849,529)
                                                                              ------------    ------------    ------------

Net cash used in investing activities                                             (245,680)       (481,849)       (849,529)
                                                                              ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED APRIL 30, 2004 AND 2003, AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2004
--------------------------------------------------------------------------------

                                                                                                                 For the
                                                                                                               Period from
                                                                                                                August 21,
                                                                                                                   1995
                                                                                    For the Years Ended       (Inception) to
                                                                                          April 30,             April 30,
                                                                                   2004            2003            2004
                                                                                                 Restated        Restated
                                                                              ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock in
        private placement                                                     $         --    $  2,322,406    $  3,547,406
     Offering costs on issuance of common stock in
        private placement                                                               --        (196,793)       (196,793)
     Proceeds from issuance of common stock                                      1,366,001              --       1,993,268
     Offering costs on issuance of common stock                                    (57,500)             --         (57,500)
     Proceeds from issuance of preferred stock                                          --         979,301         979,301
     Offering costs on issuance of preferred stock                                      --        (178,902)       (178,902)
     Proceeds from issuance of common stock subject to rescission
        rights                                                                     475,000              --         475,000
     Proceeds from issuance of common stock subject to buy-back                    200,000              --         200,000
     Recapitalization of reverse merger                                                 --              --              14
     Proceeds from exercise of stock options in subsidiary                              --           7,164           7,164
     Proceeds from issuance of common stock on exercise of warrants                 54,004              --          54,004
     Payments on notes payable                                                        (507)             --            (507)
     Proceeds from notes payable - related parties                                 243,840          24,640         471,853
     Payments on notes payable - related parties                                        --        (546,331)       (546,331)
     Proceeds from convertible notes payable - related parties                          --              --          55,400
     Payments on convertible notes payable - related parties                       (10,400)         (5,000)        (35,400)
     Proceeds from convertible notes payable subject to rescission
        rights                                                                     385,000              --         385,000
     Proceeds from collection of subscription receivable                           443,482              --         443,482
                                                                              ------------    ------------    ------------

Net cash provided by financing activities                                        3,098,920       2,406,485       7,596,459
                                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 7,083      (1,042,362)         42,857

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      35,774       1,078,136              --
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            42,857    $     35,774    $     42,857
                                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                                                      --    $      2,888    $      2,888
                                                                              ============    ============    ============

     Income taxes paid                                                        $      2,400    $        800    $     14,183
                                                                              ============    ============    ============


   The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 300,000, 22,898, and 322,898 shares of common stock, respectively, for the outstanding principal on convertible notes payable-related parties, plus accrued interest, of $100,000, $22,896, and $122,896, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 0, 15,000, and 15,000 shares of common stock, respectively, for the outstanding principal on notes payable-related parties, plus accrued interest, of $0, $15,000 and $15,000, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued stock options to purchase 0, 72,726, and 72,726 shares of common stock, respectively, in exchange for $0, $65,000, and $65,000 of accounts payable due to consultants, respectively. Stock options to purchase 45,454 shares of common stock are exercisable at $1 per share, vesting over a one-year period, and expiring in September 2012. The remaining stock options to purchase 27,272 shares of common stock are exercisable at $2.24 per share, vesting over a one-year period and expiring in December 2012.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 0, 68,150, and 68,150 shares of common stock, respectively, for dividends accrued on its Series A convertible preferred stock of $0, $78,360, and $78,360, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 2,129,316, 18,336, and 2,147,652 shares of common stock, respectively, for the conversion of 95.82, 2.11, and 97.93 Series A Convertible Preferred shares, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 497,116, 33,909, and 531,025 shares of common stock, respectively, on the cashless exercise of warrants to purchase 800,470, 47,000, and 847,470 shares of common stock respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company recorded a beneficial conversion feature granted in connection with the issuance of Series A Convertible Preferred stock in the amount of $0, $767,431, and $767,431.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company recorded preferred stock dividends in connection with the induced conversion of the Series A Convertible Preferred stock of $583,243, $0 and $583,243, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to legal counsel for the Company of $700,718, $46,717 and $747,435, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued unsecured notes payable-related party for salary and severance deferrals to its former CEO of $0, $0 and $177,608, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued unsecured notes payable-related parties to various employees in exchange for deferred salaries of $10,240, $0 and $10,240, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued secured notes payable for purchase financing of property and equipment of $4,477, $0, and $4,477, respectively.

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company sold 0, 1,400,000, and 1,400,000 shares of common stock subject to buy-back, respectively, in exchange for a subscription receivable of $0, $494,000, and $494,000, respectively.

In connection with the sale of 1,400,000 shares of common stock subject to buy-back during the year ended April 30, 2003, the Company recorded an offset of $50,518 against the subscription receivable of $494,000, which represents $40,518 of offering costs and a $10,000 retainer to the Company's legal counsel.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company sold 0, 10,000, and 10,000 shares, respectively, of common stock for subscriptions receivable of $0, $3,982, and $3,982, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued unsecured notes payable-related parties to the Company's Chief Scientist / Chairman for salary and bonus deferrals of $4,381, $159,083, and $202,920, respectively, and expense reimbursements of accounts payable of $15,713, $0, and $15, 713, respectively.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 204,019, 0 and 204,019 shares of common stock, respectively, which were previously committed to be issued.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

                                     GENERAL

HiEnergy Technologies, Inc. ("HiEnergy", together with its Subsidiaries, the "Company") is a nuclear technologies-based company focused on the research and development of proprietary, neutron-based, "stoichiometric" sensor devices. To date, the Company has devoted the bulk of its efforts and resources to the research, design, testing and development of its proprietary, "stoichiometric" sensor devices and underlying technologies, and has yet to generate sales revenues from the sale of any products using this technology. HiEnergy's primary focus is currently on the commercialization of the Company's initial prototype devices, primarily the "CarBomb Finder", which the Company intends to market to governmental and private entities and to distribute or license through industry partners. The Company's stoichiometric technology has also been incorporated into three additional prototype applications which, if the Company is able to raise the funds necessary to commercialize them, will be the next products it attempts to launch: an anti-tank landmine detector, an unexploded ordnance detector, which is also useful to detect Improvised Explosive Devices (IEDs), both of which are typically above the ground, and a device the Company calls a Refractorymeter which can detect fissures or erosions in the ceramic lining of oil cracking tanks. Additionally, the Company continues to be focused on the research and development of additional applications of the Company's technologies and their further exploitation, both internally and through collaboration with third parties.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Ltd. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware on July 28, 2003 and March 11, 2004, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). HiEnergy holds an approximate 92% interest in Microdevices, which was the vehicle through which the Company's "stoichiometric" technology was initially developed by its Chairman and CEO, Dr. Bogdan Maglich.

In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004.

       RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's present Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. Of this amount, as of the date of this Report, approximately 8% of the shares of Microdevices remain non-exchanged and are held by several Microdevices stockholders who did not participate in the voluntary share exchange, and who are not affiliates of the Company. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary.

NOTE 2 - RESTATEMENT AND RECLASSIFICATIONS

In June 2004, the Company announced that it had revised its assumptions used to determine the fair value of the common stock of Microdevices. Furthermore, a change in the fair value of Microdevices common stock resulted in changes to the Company's financial statements, as the fair value was used as a basis to determine the value of:

      o Stock Options and warrants granted to employees and non-employees during fiscal years 1996 through 2002 which were valued using the Black-Scholes valuation model, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations.

      o Shares of common stock issued for services rendered during fiscal years 1996 through 2002, which were recorded as compensation expense.

As a result of this revision and the change in how the Company determines the fair value of Microdevices common stock, the Company's financial results for the fiscal years ended April 30, 2002 and 2003 have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. The Company has also made additional corrections to previously unrecognized accounting discrepancies discovered during the restatement process, including adjustments for estimated payroll tax liability as discussed in items 8 and 9 below.

Below is the reclassification effect as of and for the year ended April 30, 2002:

                                        As Originally        Restatement                    As
                                           Reported           Adjustment                 Restated
                                     ------------------- -----------------        -------------------
 BALANCE SHEET
 Current assets                            $  1,114,802       $         -               $  1,114,802
                                     ------------------- -----------------        -------------------
     Total assets                             1,229,370                 -                  1,229,370
                                     =================== =================        ===================

 Accrued payroll and payroll taxes              350,000          (350,000)   8
                                                                  257,150    8               257,150
                                     ------------------- -----------------        -------------------

 Total current liabilities                    1,398,320          (350,000)   8
                                                                  257,150    8             1,305,470
                                     ------------------- -----------------        -------------------

 Minority interest                               18,923                 -                     18,923
                                     ------------------- -----------------        -------------------

 SHAREHOLDERS' DEFICIT

 Common stock                                     2,208            19,867   11                22,075
                                     ------------------- -----------------        -------------------

 Additional paid-in capital                   2,534,483         3,792,564    1
                                                                  667,037    2
                                                                 (255,460)   3
                                                                   24,924   10
                                                                  (19,867)  11             6,743,681
                                     ------------------- -----------------        -------------------
 Deficit accumulated during the
   development stage                         (2,724,564)          350,000    8
                                                               (3,792,564)   1
                                                                 (667,037)   2
                                                                  255,460    3
                                                                  (24,924)  10
                                                                 (257,150)   8            (6,860,779)
                                     ------------------- -----------------        -------------------

 Total stockholders' equity                    (187,873)          350,000    8
                                                                 (257,150)   8               (95,023)
                                     =================== =================        ===================

                                        As Originally        Restatement                    As
                                           Reported           Adjustment                 Restated
                                     ------------------- -----------------        -------------------
 STATEMENT OF OPERATIONS
 Contract revenues                          $   148,166      $   (148,166)   4           $         -

 General & Administration                     1,525,276          (558,184)   5
                                                                1,091,362    6
                                                                  (33,349)   7
                                                                   94,241    8
                                                                    7,353    2
                                                                   24,924   10             2,151,623
                                     -------------------- ----------------        -------------------

 Research & development                               -          (148,166)   4
                                                                  558,184    5
                                                                 (175,000)   8               235,018
                                     -------------------- ----------------        -------------------

 Total operating expenses                     1,525,276          (148,166)   4
                                                                1,091,362    6
                                                                  (33,349)   7
                                                                   94,241    8
                                                                 (175,000)   8
                                                                    7,353    2
                                                                   24,924   10             2,386,641
                                     -------------------- ----------------        -------------------

 Loss from operations                        (1,377,110)       (1,091,362)   6
                                                                   33,349    7
                                                                  (94,241)   8
                                                                  175,000    8
                                                                   (7,353)   2
                                                                  (24,924)   10           (2,386,641)
                                     -------------------- ----------------        -------------------

 Loss before tax provision                   (1,387,596)       (1,091,362)   6
                                                                   33,349    7
                                                                  (94,241)   8
                                                                  175,000    8
                                                                   (7,353)   2
                                                                  (24,924)  10            (2,397,127)
                                     -------------------- ----------------        -------------------

 Net loss                                    (1,389,530)       (1,091,362)   6
                                                                   33,349    7
                                                                  (94,241)   8
                                                                  175,000    8
                                                                   (7,353)   2
                                                                  (24,924)  10            (2,399,061)
                                     ==================== ================        ===================

Below is the reclassification effect as of and for the year ended April 30, 2003:

                                        As Originally        Restatement                    As
                                           Reported           Adjustment                 Restated
                                     ------------------- -----------------        -------------------
 BALANCE SHEET

 Current assets                            $  1,012,723        $        -               $  1,012,723
                                     -------------------- -----------------       ------------------
   Total assets                               1,813,095                 -                  1,813,095
                                     ==================== =================       ==================

 Accounts payable                               670,895                 1                    670,896
 Accrued payroll and payroll taxes               28,525           363,904    9               392,429
 Common stock subject to buy-back                     -           494,000   13               494,000
 Total current liabilities                      878,425           363,904    9
                                                                  494,000   13
                                                                        1                  1,736,330
                                     -------------------- -----------------       ------------------

 Minority interest                               18,923                 -                     18,923
                                     -------------------- -----------------       ------------------

 SHAREHOLDERS' DEFICIT

 Common stock                                    25,526            (1,400)  13                24,126
                                     -------------------- -----------------       ------------------

 Additional paid-in capital                   9,837,436         3,792,564    1
                                                                  667,037    2
                                                                 (255,460)   3
                                                                   24,924   10
                                                                 (492,600)  13
                                                                       (1)                13,573,900
                                     -------------------- -----------------       ------------------

 Committed common stock                          34,404            57,661   12                92,065
                                     -------------------- -----------------       ------------------
 Deficit accumulated during the
   development stage                         (8,981,620)       (3,792,564)   1
                                                                 (667,037)   2
                                                                  255,460    3
                                                                  (24,924)  10
                                                                  (57,661)  12
                                                                 (363,904)   9           (13,632,250)
                                     -------------------- -----------------       ------------------

 Total stockholders' equity                     915,746          (363,904)   9
                                                                 (494,000)  13                57,842
                                     -------------------- -----------------       ------------------
 Total liabilities & shareholders'
   equity                                     1,813,094                 1                  1,813,095
                                     ==================== =================       ==================

                                        As Originally        Restatement                    As
                                           Reported           Adjustment                 Restated
                                     ------------------- -----------------        -------------------
 STATEMENT OF OPERATIONS

 General & Administration                  $  4,488,175       $   350,000    9
                                                                  106,754    9          $  4,944,929
                                     -------------------- -----------------       ------------------

 Research & development                         695,042                 -                    695,042
 Total operating expenses                     5,183,217           350,000    9
                                                                  106,754    9             5,639,971
                                     -------------------- -----------------       ------------------

 Loss from operations                        (5,183,217)         (350,000)   9
                                                                 (106,754)   9            (5,639,971)
                                     -------------------- -----------------       ------------------

 Penalties on equity                                  -           (57,661)  12               (57,661)
 Total other expense                           (226,448)          (57,661)  12              (284,109)
 Loss before provision for income
   taxes                                     (5,409,665)         (350,000)   9
                                                                 (106,754)   9
                                                                  (57,661)  12            (5,924,080)
                                     -------------------- -----------------       ------------------

 Net loss                                    (5,411,265)         (350,000)   9
                                                                 (106,754)   9
                                                                  (57,661)  12            (5,925,680)
                                     -------------------- -----------------       ------------------
 Net loss available to
   shareholders                              (6,257,056)         (350,000)   9
                                                                 (106,754)   9
                                                                  (57,661)  12            (6,771,471)
                                     ==================== =================       ==================

Below is the reclassification effect for the period from August 21, 1995 (inception) to April 30, 2003:

                                        As Originally        Restatement                    As
                                           Reported           Adjustment                 Restated
                                     ------------------- -----------------        -------------------
 STATEMENT OF OPERATIONS

 General & Administration                  $  5,909,064      $  3,792,564    1
                                                                  667,037    2
                                                                  350,000    9
                                                                 (255,460)   3
                                                                  363,904    9
                                                                   24,924   10
                                                                        1              $  10,852,034
                                       -------------------- -----------------       ------------------

 Research & development                       1,957,679          (350,000)   8
                                                                       (1)                 1,607,678
                                       -------------------- -----------------       ------------------

 Total operating expenses                     7,866,743         3,792,564    1
                                                                  667,037    2
                                                                 (255,460)   3
                                                                  363,904    9
                                                                   24,924   10            12,459,712
                                       -------------------- -----------------       ------------------

 Loss from operations                        (7,866,743)       (3,792,564)   1
                                                                 (667,037)   2
                                                                  255,460    3
                                                                 (363,904)   9
                                                                  (24,924)  10           (12,459,712)
                                       -------------------- -----------------       ------------------
 Penalties on equity & debt
   issuances                                          -           (57,661)  12               (57,661)
 Total other expense                           (256,503)          (57,661)  12              (314,164)
 Loss before provision for income
   taxes                                     (8,123,246)       (3,792,564)   1
                                                                 (667,037)   2
                                                                  255,460    3
                                                                 (363,904)   9
                                                                  (24,924)  10
                                                                  (57,661)  12           (12,773,876)
                                       -------------------- -----------------       ------------------

 Net loss                                    (8,135,829)       (3,792,564)   1
                                                                 (667,037)   2
                                                                  255,460    3
                                                                 (363,904)   9
                                                                  (24,924)  10
                                                                  (57,661)  12           (12,786,459)
                                       -------------------- -----------------       ------------------

 Net loss available to shareholders          (8,981,620)       (3,792,564)   1
                                                                 (667,037)   2
                                                                  255,460    3
                                                                 (363,904)   9
                                                                  (24,924)  10
                                                                  (57,661)  12           (13,632,250)
                                       ==================== =================       ==================

1) For the period from August 21, 1995 (inception) to April 30, 2002 the Company issued common stock, options and warrants in lieu of cash to its founder, company directors and certain other service providers as compensation for services rendered. The Company determined the fair value of the stock issued for this purpose as the value of the service provided by the service provider. The Company later determined that a more appropriate fair value for the common stock was the weighted average per share value of cash received upon the sale of common stock during the same period. Accordingly the Company increased compensation expense during the period by $3,792,564, as well as increasing additional paid in capital and accumulated deficit.

2) For the period from August 21, 1995 (inception) to April 30, 2002 the Company issued stock options and initially undervalued the options using the "services provided" method described above in item 1 as the fair value of the company's common stock. The Company later determined that using the "stock sold for cash" method to determine the fair value of the underlying stock that the options were of greater value adding additional compensation expense of $7,353 for the year ended April 30, 2002 and $667,037 for the period from August 21, 1995 (inception) to April 30, 2002. In fiscal 1999 the Company granted an option to purchase 2,482,011 shares of common stock to its founder with an exercise price of $0.13 per share. Using the "stock sold for cash" method to determine that the fair value of the underlying stock was $0.40 per share, the stock option was in-the-money by $0.27. The Company determined that the compensation expense associated with this stock option grant was $659,684. For the year ended April 30, 2002 both additional paid in capital and accumulated deficit increased by $667,037.

3) For the period ended April 30, 2002, the Company reversed $255,460 of expense for the issuance of common stock for cash that was originally recorded as stock for services. Accordingly, accumulated deficit was reduced by the same amount.

4) For the year ended April 30, 2002, the Company reclassified $148,166 of grant proceeds as an offset against research and development costs in accordance with section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements.

5) For the year ended April 30, 2002, the Company reclassified $558,184 from general and administrative expenses to research and development expenses.

6) For the period from August 21, 1995 (inception) to April 30, 2002, the Company issued common stock to its founder, company directors and other service providers as compensation for services rendered in lieu of cash. The Company determined the fair value of the stock issued for this purpose as the value of the service provided by the service provider. The Company later determined that a more appropriate fair value for the common stock was the weighted average per share value of cash received upon the sale of common stock during the same period. The Company has determined that the difference in the valuation method increased compensation expense $1,091,362 for the year ended April 30, 2002. The increase to additional paid in capital and accumulated deficit is included in the $3,792,564 adjustment mentioned in item 1 above.

7) For the year ended April 30, 2002, the Company reclassified $33,349 from general and administrative expense to additional paid in capital to reverse the expensing of stock actually issued for cash.

8) For the year ended April 30, 2002 and the period from August 21, 1995 (inception) to April 30, 2002, the Company reversed $175,000 and $350,000 from research and development for an estimated and accrued payroll tax liability. Accordingly current liabilities and accumulated deficit decreased by $350,000 for the period ended April 30, 2002. The Company then recorded a new estimated payroll tax liability of $94,241 for the year ended April 30, 2002 and $257,150 for the period from August 21, 1995 (inception) through April 30, 2002. Accordingly, current liabilities and accumulated deficit increased by $257,150 for the period ended April 30, 2002. The Company has accrued the liability for its failure to timely file payroll tax returns and issue W-2s and 1099s.

9) For the year ended April 30, 2003, the company increased general and administrative expense by $350,000 to offset a credit for this amount in general and administrative expenses originally reported. This increased current liabilities and accumulated deficit but was netted against the reversal of this amount in item 8 above. For the year ended April 30, 2003, the company then recorded a new estimated payroll tax liability of $106,754 for the year ended April 30, 2003 and $$363,904 for the period from August 21, 1995 (inception) through April 30, 2003. Accordingly, current liabilities and accumulated deficit increased by $363,904 for the period ended April 30, 2003. The company has accrued the liability for its failure to timely file payroll tax returns and issue W-2s and 1099s.

10) For the year ended April 30, 2002 the Company issued warrants and initially undervalued the warrants using the "services provided" method described in item 1 above as the fair value of the Company's common stock. The Company later determined that using the "stock sold for cash" method to determine fair value of the underlying stock that the fair value of the warrants added additional compensation expense of $24,924 for the year ended April 30, 2002. Additional paid in capital and accumulated deficit were increased by the same amount.

11) As of April 30, 2002, common stock was increased $19,867 as a result of previously using the incorrect par value, additional paid in capital was reduced accordingly.

12) For the year ended April 30, 2003, the Company recorded an expense of 57,661 for the issuance of common stock as a penalty for delayed registration. The issuance was originally recorded as a cost of capital. Accumulated deficit and committed common stock were increased accordingly.

13) For the year ended April 30, 2003, the Company reclassified $494,000 from stockholders' equity to current liabilities. In April 2003, the Company engaged in a public offering of its shares to purchasers who bought 1,400,000 in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for its shares. These sales were made through private negotiation of the prices to be paid by each investor, and the prices were not consistent during the offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit companies of our size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased the Company's common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require the Company to buy back their shares at the price they paid for them. This right continues until two years from the date of the last sale made in violation of the fixed price rules.


NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, during the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company incurred net losses available to common shareholders of $8,183,346, $6,771,471, and $21,815,596, respectively, and it had negative cash flows from operations of $2,846,157, $2,966,998, and $6,704,073, respectively. The Company was in the development stage as of April 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support its cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of April 30, 2004 through private placements, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of HiEnergy, its 92%-owned subsidiary, Microdevices, and its wholly-owned subsidiaries, HiEnergy Defense and HiEnergy Europe. All significant inter-company accounts and transactions have been eliminated.

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

                              COMPREHENSIVE INCOME

The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's consolidated financial statements since it did not have any of the components of comprehensive income in any period presented.

                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of unrestricted balances only. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

                               ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due under a governmental grant. Contract amounts are billed as monthly reports and are submitted detailing work performed under the contract and are generally due in 30 days.

                              OTHER CURRENT ASSETS

Other current assets consist primarily of prepaid insurance, prepaid consulting and services, and an equipment deposit that was refunded to the Company in May 2004, following the return of the equipment to the supplier. Prepaid insurance and prepaid consulting and services are capitalized and amortized over the estimated period for which such services are provided.

                             PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less depreciation and amortization. Expenditures for additions and major improvements are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are credited or charged to income. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the respective assets or terms of the related leases. The useful lives and lease terms for depreciable assets are as follows:

                 Prototype Equipment                5 years
                 Laboratory Equipment               5 years
                 Furniture and Fixtures             5 years
                 Website Development                5 years
                 Leasehold Improvements             20 months

                                LONG-LIVED ASSETS

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

                                     PATENTS

The Company has filed several patent applications within and outside the United States. The outcome is indeterminable. Patent costs consisting mainly of legal expenses are expensed as incurred.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short term maturity of these instruments.

The fair value of the Company's debt, which consists of notes payable, notes payable - related parties, convertible notes payable - related parties and convertible notes payable subject to rescission rights, is estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of its debt.

          CONVERTIBLE NOTES PAYABLE WITH BENEFICIAL CONVERSION FEATURES

The Company accounts for convertible notes payable ("CNP") with non-detachable conversion options that are in-the-money ("beneficial conversion features"), at the commitment date, in accordance with EITF Issue No. 98-5, "Accounting for

Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 , "Application of Issue No. 98-5 to Certain Convertible Instruments".

The Company has issued convertible notes payable with beneficial conversion features, with and without detachable warrants.

Where the Company has issued convertible notes payable with beneficial conversion features without detachable warrants the difference between the conversion price and the fair value of the common stock, at the commitment date, is recorded as a debt discount and is amortized to interest expense over the redemption period of the convertible note payable, in accordance with EITF Nos. 98-5 and 00-27. The redemption period is the shorter of the period to maturity, conversion, or other event which requires the Company to rescind the convertible note payable.

Where the Company has issued convertible notes payable with beneficial conversion features with detachable warrants, the Company allocates the proceeds between the convertible note payable and the warrants using the relative fair value of the individual elements at the time of issuance. The difference between the conversion price, adjusted for the relative fair value of the convertible notes payable, and the fair value of the common stock, which is limited to the relative fair value of the convertible note payable, is recorded as a debt discount. The relative fair value of the warrants is also recorded as a debt discount. The total debt discount is amortized to interest expense over the redemption period of the convertible note payable.

           PENALTIES ASSOCIATED WITH LATE REGISTRATION OF COMMON STOCK

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include a provision that requires the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of the convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty is payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 12, 18, 19 and 23, and the commitment to issue such penalty securities is described in Note 16.

The Company accounts for penalty securities issued as a penalty for late registration as a penalty expense, which is recognized in the period the penalty securities are earned. The fair value of the penalty securities is determined as follows: Common Stock is valued at the fair value of the common stock on the date earned; Warrants have been valued using the Black-Scholes option-pricing valuation model on the date earned and Convertible Notes Payable are valued at the face value of the note on the date earned.

                          CASHLESS EXERCISE OF WARRANTS

The Company has issued warrants to purchase common stock where the holder is entitled to exercise the warrant via a cashless exercise, when the exercise price is less than the fair value of the common stock. The Company accounts for the issuance of common stock on the cashless exercise of warrants as a cost of capital.

                         RESEARCH AND DEVELOPMENT COSTS

The Company accounts for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's grants with the U.S. Department of Defense have been offset against research and development costs, in accordance with the provisions of that section.

                            STOCK-BASED COMPENSATION

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principles Board Opinion (APB) No, 25 in accounting for stock options issued to employees. Under APB No, 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the vesting period.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure requirements in the third quarter of 2003.

The weighted average fair value of stock options granted during the years ended April 30, 2004 and 2003 were $0.73 and $1.63, respectively. Fair value was determined using the Black-Scholes option-pricing model. For stock options granted in the year ended April 30, 2004, the weighted average assumptions for grants were a risk free interest rate of 1.8%, an expected life of 2 years, an expected volatility of 140% and an expected dividend yield of 0%. For stock options granted in the year ended April 30, 2003, the weighted average assumptions for grants were a risk free interest rate of 1.8%, an expected life of 2 years, an expected volatility of 125% and an expected dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share as reported, for the years ended April 30, 2004 and 2003, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123:

                                                                   2004             2003
                                                              ------------    ------------
     Net loss attributable to common stockholders               (8,183,346)     (6,771,471)
     Stock-based employee compensation expense included
              in reported net loss, net of related tax
     effects                                                            --       1,092,354
     Total stock-based employee compensation expense
              determined under fair value based methods
              for all awards, net of related tax effects        (1,269,333)     (1,157,841)
                                                              ------------    ------------
     Pro forma net loss attributable to common stockholders     (9,432,679)     (6,836,958)

     Basic loss per share:
              As reported                                            (0.29)          (0.29)
              Pro forma                                              (0.33)          (0.29)
     Diluted loss per share:
              As reported                                            (0.29)          (0.29)
              Pro forma                                              (0.33)          (0.29)


Stock options and warrants issued to non-employees are accounted for in accordance with SFAS No. 123, EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and related interpretations.

                 WARRANTS ISSUED AS FINANCING AND OFFERING COSTS

The Company accounts for warrants issued to investors who purchased common stock and to finders' who arranged with third parties to invest in the Company's common stock as offering costs. Such warrants are therefore accounted for as a cost of capital.

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

                               NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In the calculation of basic net loss per share, the common stock subject to buy-back and the common stock subject to rescission rights are not considered to be equivalent to common stock and are excluded. Because the Company has incurred net losses, basic and diluted loss per share is the same.

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the fiscal years ended April 30:

                                                          2004          2003
                                                       ----------   ----------
      Stock Options                                     6,768,675    5,439,937
      Warrants                                          8,544,614    1,645,686
      Series A convertible preferred stock                     --    2,129,316
      Convertible notes payable-related parties
            and accrued interest                          688,820       57,272
      Convertible notes payable subject to
            rescission rights                             530,883           --
      Common stock subject to buy-back                  2,000,000    1,400,000
      Common stock subject to rescission rights           770,424           --
      Microdevices minority shareholders                  459,222      459,222
      Microdevices options and warrants                   324,020      368,725
                                                       ----------   ----------
                                                       20,086,658   11,500,158
                                                       ----------   ----------


                                    ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standards, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of the adoption of SFAS No. 150, the Company has disclosed common stock subject to rescission rights and buy-back as liabilities. The Company continues to evaluate the potential significance of SFAS No. 150, but does not anticipate this will have any additional material impact on its consolidated results of operations, cash flows or financial position. SFAS No. 150 continues to be interpreted by the FASB and it is possible that significant changes could be made by the FASB during such future deliberations. Therefore, the Company is not able to conclude as to whether such future changes would be likely to materially affect the amounts already recorded and disclosed under the provisions of SFAS No. 150.


NOTE 5 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, readers should refer to the other information contained in the Company's 2004 Annual Report as filed on Form 10-KSB (the "Report"), before making any determination with respect to the Company, including the information under the heading entitled "Risk Factors", as well as review the disclosures as related to Forward-Looking Statements at the front of this Report.

The Company is a development stage company, and an investment, or maintaining an ownership position, in its common stock is inherently risky. The Company operates in a dynamic and highly competitive industry and, accordingly, can be affected by a variety of factors. The most critical risks and uncertainties relate to obtaining financing to continue operations and fund anticipated losses, and the timing and success of product introductions. Some of these risks pertain to its business in general, and others are risks which would only affect its common stock.

If any of the following events described below were to occur, the Company's business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected:

     o an inability to raise capital from the sale of equity or debt to private investors or from government grants or development contracts, in order to fund the Company's operations at current levels;

     o an inability to obtain additional financing on commercially reasonable terms;

     o an inability to shift resources toward the implementation of the Company's plan to commercialize, manufacture and market the Company's initial prototype device

     o an inability to transition the Company's prototype into a commercial product meeting certain specifications which satisfy the demands of prospective customers;

     o an inability to manufacture, or contract for the manufacture in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements;

     o an inability to defend against and resolve pending litigation including investigative matters brought forth by the U..S. Securities and Exchange Commission ("SEC") and several disputes involving former consultants and employees;

     o an inability to reconcile potential securities sales violations, including potential rescission and buy-back penalties;

     o    ability to reconcile any potential payroll tax liabilities;

     o limitations on the Company's intellectual property rights and the ability to enforce or defend against claims of intellectual property infringement;

     o an inability of the Company to recruit and maintain quality management, improve internal controls of operations and attain optimal distribution of executive powers;

     o an inability to obtain approvals from the U.S. Nuclear Regulatory Commission, U.S. Department of Commerce, U.S. Department of the State, and any other state or federal regulatory agency where applicable;

     o changes in other regulatory and legislative environment affecting governmental laws and licensing requirements;

     o risks associated with budget processes of governmental agencies and departments affecting the availability of future government funding for future product development and sales;

     o risks associated with international sales including, but not limited to, changes in domestic and foreign regulatory requirements; political instability in targeted foreign markets; differences in technology standards; possible foreign currency controls; longer payment cycles and inadequate collection system; fluctuations in currency exchange rates; inconsistent intellectual property protections in foreign jurisdictions; export restrictions, tariffs, embargoes or other barriers; prejudicial employment laws and business practices; difficulties in obtaining and managing distributors; and potentially negative tax consequences;

     o changes in pricing policies by us, the Company's competitors or its suppliers, including possible decreases in average selling prices of the CarBomb Finder, caused by promotional offerings, customer volume orders, or competitive pricing pressures;

     o    an inability to adapt to rapid technological change;

     o    dependence upon a limited number of suppliers for component parts;

     o an inability to anticipate and resolve problems with, or customer service issues related to, unqualified variables in product performance, dependability and usage, as well as maintenance requirements that could affect market's acceptance and perception of the Company's products;

     o product liability and related claims if products malfunction or fail to detect substances, such as explosives;

     o limited number of customers and an inability to identify and address markets;

     o sales cycle duration, which if protracted could result in not being able to obtain sales orders;

     o risks associated with special contracting requirements by governmental agencies and the Company's ability to meet agency certifications, such as the TSA, regarding its future products;

     o public's perception of the threats facing the population and unrelated political circumstances, which may lead to significant fluctuations in demand for the Company's products and services; and

     o    economic and social impact of natural disasters and acts of terrorism.


NOTE 6 - OTHER CURRENT ASSETS

Other current assets at April 30, 2004 consisted of the following:

          Prepaid consulting and services             $    52,021
          Prepaid insurance                                 9,634
          Equipment deposits                              150,000
          Other                                            13,162
                                                      -----------
                                                      $   224,817
                                                      ===========

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2004 consisted of the following:

          Prototype equipment                           $   228,399
          Laboratory equipment                              501,445
          Furniture and fixtures                             58,610
          Leasehold improvements                             51,150
          Web site development                               14,400
                                                        -----------
                                                            854,004
          Less accumulated depreciation and amortization    243,536
                                                        -----------
                                                        $   610,468
                                                        ===========

Depreciation and amortization expense for the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004 was $144,113, $91,993 and $243,538, respectively.


NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

Microdevices has not filed, or needs to amend, certain of its 1099's, W-2's and payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered by officers, employees, directors, legal advisors and consultants. As of April 30, 2004, the Company has accrued $393,081 for payroll taxes, penalties and interest. The Company intends to file, or amend as necessary, its 1099's, W-2's and payroll tax returns and pay any amounts due as soon as possible.

Excluding the payroll tax liability mentioned above, the Company has salaries and wages payable of $65,123 as of April 30, 2004.


NOTE 9 - NOTES PAYABLE

Notes payable at April 30, 2004 consisted of the following:

      Note payable to an equipment supplier, secured by equipment, payable in monthly installments of $169, plus interest at 18% per annum, due
        in January 2007.                                                            $     3,970

      Note payable to employee for salary deferral, unsecured, non-
        interest bearing, due in May 2004.  The note was repaid in May 2004.              2,500

      Notes payable to employees for salary deferral, unsecured, bearing interest at 5% per annum, due at varying dates
        from July 2004 to October 2004.                                                   7,840
                                                                                    -----------
                                                                                         14,310

      Less current portion                                                               12,368
                                                                                    -----------

        LONG-TERM PORTION                                                           $     1,942
                                                                                    ===========

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at April 30, 2004 consisted of the following:

         Notes payable to a shareholder of the Company, unsecured, bearing interest at 10.5% per annum, or 15% per annum upon default, and due in November 1997. As of April 30,
           2004, the notes were in default.                                         $    40,000

         Note payable to a shareholder of the Company, unsecured,
           bearing interest at 10.5% per annum, and due on
           demand. The note was repaid in May 2004.                                      45,000

         Note payable to legal counsel of the Company, unsecured,
           bearing interest at 5% per annum and due on demand.                           14,000

         Notes payable to the Chairman of the Company, unsecured,
           bearing interest at 5% per annum, and due on demand.                         249,934
                                                                                    -----------
                                                                                        348,934

         Less current portion                                                           348,934
                                                                                    -----------
          LONG-TERM PORTION                                                         $         -
                                                                                    ===========


NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at April 30, 2004 consisted of the following:

          Convertible notes payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the notes has the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any
            time.                                                                   $   571,142

          Convertible note payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $0.85 per share at
            any time.                                                                    38,232

         Convertible note payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in May 2005. The holder of the note has the option to convert the principal and interest into
            shares of common stock of the company at $1.00 per share at anytime.    $    38,061
                                                                                    -----------
                                                                                        647,435

         Less current portion                                                           609,374
                                                                                    -----------

          LONG-TERM PORTION                                                         $    38,061
                                                                                    ===========


NOTE 12 - CONVERTIBLE NOTES PAYABLE SUBJECT TO RESCISSION RIGHTS

Convertible notes payable subject to rescission rights as of April 30, 2004 consisted of the following:

   Convertible note payable, unsecured, bearing interest at 5% per annum and due in January 2006. The holder of the note has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible note payable has detachable warrants to purchase shares of common stock with a three and one-half year term as follows:
    222,222 at $0.45 per share; 66,667 at $0.75 per share; 40,000 shares at
    $1.25 per share and 33,333 shares at $1.50 per share. The investor also has registration rights on the underlying shares, and, as of April 30, 2004, receives as penalties, (i) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and (ii) 2% of the amount of the convertible note payable equal to 2% of the original principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or the penalties become impermissible as a matter of law as prescribed in the instrument.
    Additionally, the convertible note payable provides the investor with ratchet rights, whereby the conversion price of the convertible note payable will be reduced to equal the price of any new shares sold in unrelated transactions before January 15, 2005 at a price per share below $0.45. If shares are to be sold at a price per share under $0.45, the investor also has a first right of refusal to purchase said shares offered. The holder
    also has rights to a second closing at the similar terms.                       $    50,000

   Convertible note payable, unsecured, bearing interest at 5% per annum and due in May 2006, issued as a penalty to the holder of the convertible note payable as a result of the Company's inability to file a registration statement within certain specified deadlines, and reflecting the same terms
    of, the convertible note payable above.                                               1,000

   Convertible note payable, unsecured, bearing interest at 5% per annum and due in January 2006. The holder of the note has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible note payable has detachable warrants to purchase shares of common stock with a three and one-half year term as follows:
    411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at
    $1.25 per share and 123,333 shares at $1.50 per share. The investor also has registration rights on the underlying shares. The holder also has rights to a second closing for up to $400,000 of convertible note payable at similar
    terms.                                                                              185,000
                                                                                    -----------
                                                                                        236,000
                                                                                    -----------
   Less current portion                                                             $   236,000
                                                                                    -----------
    LONG-TERM PORTION                                                               $         -
                                                                                    ===========

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its convertible notes payable and detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $43,954 being allocated to warrants and $6,046 to debt. The value attributed to the warrants was capitalized as debt issue costs and amortized over the term of note. As of April 30, 2004, the entire value allocation of the warrant had been fully expensed.

Furthermore, after allocating the proceeds to the warrants, the Company then evaluated the embedded benefit conversion feature for potential beneficial discount. This evaluation resulted in the Company recording a $6,156 of beneficial discount that is to be amortized over the term of the convertible note payable. As of April 30, 2004, the discount realized to the embedded conversion feature had been fully expensed.

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its convertible notes payable and detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $143,804 being allocated to warrants and $41,196 to debt. The value attributed to the warrants was capitalized as debt issue costs and amortized over the term of note. As of April 30, 2004, the entire value allocation of the warrant had been fully expensed.

Furthermore, after allocating the proceeds to the warrants, the Company then evaluated the embedded benefit conversion feature for potential beneficial discount. This evaluation resulted in the Company recording $23,536 of beneficial discount that is to be amortized over the term of the convertible note payable. As of April 30, 2004, the discount realized to the embedded conversion feature had been fully expensed.

The above convertible notes payable were sold by the Company to investors in a private offering, while the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws of the United States and effectively rendered such private offering illegal. If this is the case, the purchasers of convertible notes payable may have similar rescission rights available to certain shareholders as described in Note 14. (See: "Note 14" for a full description of the circumstances surrounding the rescission rights of investors). Accordingly, the Company may be required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate and any penalties due the holders of securities with registration rights, and the convertible notes payable would be cancelled. To date, the Company has not made a final determination as to whether or not a violation has occurred. Even though it does not anticipate receiving any demands for repurchase of these convertible notes payable, the Company has recorded the $236,000 from the sales of convertible notes payable, effected during this period when the registration statement was on file, as a current liability as of April 30, 2004.

NOTE 13 - SALES OF COMMON STOCK SUBJECT TO BUY-BACK BY THE COMPANY

During April and June 2003, the Company engaged in a public offering of its shares of common stock to purchasers who bought in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for the Company's shares. These sales were made through private negotiation of the prices to be paid by each investor, and the prices were not consistent during this offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit issuers of the Company's size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased the Company's common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require the Company to buy back their shares at the price they paid for them. This right continues until two years from the date of the last sale made in violation of the fixed price rules.

During the years ended April 30, 2004 and 2003, the Company sold 900,000 and 1,400,000 shares of common stock, respectively, using the prospectus that did not include the fixed pricing information required by the Securities Act. The purchase prices were between $0.33 and $0.35 per share. As of April 30, 2004, of the 2,300,000 shares of Common stock that were sold to investors and are subject to buy-back as described above, the Company obtained signed waivers from investors representing 300,000 shares of the purchased common stock. The Company considers the probability of any investor requesting the repurchase of common stock subject to buy-back to be remote. Nevertheless, the Company will continue to record the potential repurchase obligation as a current liability until the two-year waiver period has lapsed, in April and June 2005.

As of April 30, 2004, the Company had issued 2,000,000 shares of common stock subject to buy-back for $694,000 in cash. Of this, $694,000 was reflected as of April 30, 2003, as restated.

NOTE 14 - SALES OF COMMON STOCK SUBJECT TO RESCISSION

During the period from September 3, 2003 through April 16, 2004, the Company had on file with the SEC registration statements on Form SB-2 seeking to register for public sale shares of its common stock. A total of 5 million of those shares to be registered were for the sale of newly issued shares, and the remainder was to be registered for the account of selling stockholders who purchased the Company's shares in private placements conducted previously. On September 19, 2003, the Company withdrew the registration statement containing the shares to be registered for its public offering, and re-filed a registration statement solely seeking to register the shares of selling stockholders. This registration statement was withdrawn on April 16, 2004.

While the Company's registration statements were on file with the SEC, the Company also raised capital through the sale of its securities in a private placement to accredited investors. While it is true that rules and regulations under the Securities Act of 1933 do not permit issuers such as the Company to conduct a public offering on a continuous basis at varying prices or a negotiable price, the only overlap occurred with respect to the selling stockholders' registration statement. Although the Company, as an issuer, was not selling stock publicly and privately at the same time, it is possible that the contemporaneous, private offering of the Company's securities by the Company while the selling stockholders' shares were in registration with the SEC may be deemed to be "integrated" under the federal securities laws of the United States. Integration occurs where two offerings that are close in time are deemed to constitute only one, single offering, and the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which makes rendering such offering and unregistered public offering illegal. In such event, the persons who purchased securities in such an offering may be entitled to, among other penalties or fines which may be assessed against the issuing company, the right to demand rescission of the offering. In that case, the Company would be required to pay each rescinding investor the amount it received as consideration for the illegal securities, plus any interest accrued with respect to such amount at the applicable rate, and the securities would be cancelled.

While the Company has not completed any independent investigation into whether or not the rescission rights are in fact due to certain shareholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to prior investors (for example, the effect of Rule 155, which is a safe harbor with respect to integration if one of the simultaneous offerings that caused the integration has been abandoned), the Company does not anticipate receiving any demands for repurchase of these shares. Nevertheless, until such time as the Company has determined with the Company's legal advisors whether or not integration has occurred, the Company has recorded $1,058,153 from the sales of 2,066,320 shares of common stock (of which 770,424 shares of common stock were issued and 1,295,896 shares of common stock were committed to be issued), effected during this period when the registration statement was on file, as a liability as of April 30, 2004. The liability has been offset by a $425,000 subscription receivable, which was received by the Company subsequent to the fiscal year end.

NOTE 15 -RESEARCH AND DEVELOPMENT COSTS

The Company has been engaged in commercializing a proprietary technology for assembling sensor systems for numerous governmental and commercial applications and markets. The Company's technology has the ability to determine automatically, in a matter of tens of seconds and with a high degree of accuracy, whether an object or container carries dangerous substances, such as explosives, illicit drugs or biological agents, by deciphering the chemical formula of selected substances, is believed by Company management to have numerous applications.

The Company's research and development expenses consist primarily of salaries and benefits, facilities, depreciation, consulting services, supplies and travel. The Company accounts for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section
3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's grants with the U.S. Department of Defense ("DoD") have been offset against research and development costs, in accordance with the provisions of that section, in all periods presented.

Since inception, the Company has been able to obtain various governmental grants and development contracts. During the years ended April 30, 2004 and 2003, the Company worked on different phases of two separate development contracts with the DoD.

The Company is currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to the Company in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the contract, the Company is to develop and test the Company's Anti-Tank Landmine Detector 7AT7 over a two year period, which may be extended at the option of the U.S. Army. The Company received $70,000 in SBIR proceeds to complete Phase I, and on January 15, 2003, the Company executed a contract with the U.S. Army for Phase II valued at $415,000. Work commenced in January 2003 under Phase II of the contract. In January 2004, the U.S. Army exercised its option for the second year of Phase II, valued at approximately $364,000. Work commenced on the second year of Phase II in March 2004. Phase II ends in March 2005. The Company's anticipated cost to complete Phase II is $1,400,000. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase the Anti-Tank Landmine Detector 7AT7 once the Company has completed development activities.

Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the U.S. Army, the Company receives payment in about 30 to 45 days. The Company recognizes one-twelfth of the annual contract amount as an offset against research and development expenses each month.

Below is a summary of research and development costs for the following periods:

                                                                                  For the
                                                                                Period from
                                                                                August 21,
                                                                                   1995
                                                                              (Inception) to
                                                Years Ended April 30,            April 30,
                                           -------------------------------- ------------------
                                                 2004             2003             2004
                                           ----------------- -------------- ------------------
      Research and development costs        $ 1,176,502       $   839,629      $ 3,254,683
      Grant proceeds                           (372,071)         (144,587)        (842,574)
                                           ----------------- -------------- ------------------
      Net research and development costs    $   804,431           695,042        2,412,109
                                           ----------------- -------------- ------------------


NOTE 16 - COMMITMENTS AND CONTINGENCIES

                              EMPLOYMENT AGREEMENTS

In March 2002, Microdevices entered into an employment agreement with its Chief Scientist/Chairman of the Board. In May 2002, the Company assumed the employment agreement, which was subsequently amended in December 2002 and July 2003. Major commitments included in the agreement, as amended, are as follows:

     o The Company must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to officers of the Company. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

     o The Company will grant its Chief Scientist/Chairman of the Board annually, during the term of the employment agreement, stock options to exercise a number of shares of common stock equal to the greater of
          (i) 1% per annum of the Company's stock issued and outstanding or (ii) 10% of the total number of options granted by the Company for services in that year. In either case, the exercise price on the stock options is equal to the average price of the Company's traded shares for the preceding 30 days prior to the date of the grant.

     o The Company will provide its Chief Scientist/Chairman of the Board with a car, family health insurance, life and disability insurance, and reimbursements for reasonable out-of-pocket expenses, not to exceed $39,200 in any one year, and any personal tax liabilities arising up to $75,000.

     o The Company must pay its Chief Scientist/ Chairman of the Board a base salary in cash as follows:

                  January 1, 2004 to December 31, 2004 $175,000 per year January 1, 2005 to December 31, 2005 $175,000 per year January 1, 2006 to December 31, 2006 $283,013 per year

     o The Company must pay its Chief Scientist/ Chairman of the Board a supplemental salary of $2,800 per month for the duration he serves as the Company's Chief Executive Officer, pursuant to an authorization from the Board of Directors in July 2003.

     o If the employment agreement is terminated by the Company without cause, the Company must pay its Chief Scientist/Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

     o The employment agreement between the Company and its Chief Scientist/Chairman of the Board is effective until December 31, 2006.


                              CONSULTING AGREEMENTS

The Company is currently arbitrating a dispute with a former consultant, Yeffet Security Consultants, Inc. See the description in the Litigation section below in this Note.

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

                                 LEASE AGREEMENT

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for months 19 through 36. In January 2004, the Company executed an addendum to the lease agreement to lease an additional 4,570 square feet of space within the same building in which the Company's offices are located. The new space will be used for production and testing of the Company's products. The addendum begins in February 2004 and expires in September 2005. The additional monthly rent will be $4,123.

Rent expense for the years ended April 30, 2004 and 2003 was $122,639 and $68,200, respectively. Future minimum payments at April 30, 2004 under these lease agreements were as follows

                           Year Ending
                             April 30,
                         ----------------
                               2005                   $ 149,316
                               2006                      66,375
                                                   -------------
                               TOTAL                  $ 215,691
                                                   =============


                               COMPONENT PURCHASES

The Company has issued purchase orders to obtain necessary components for its prototype units. In April the Company issued a purchase order for ten neutron generators at a total cost of approximately (euro)867,000, or an estimated $1,049,070. The generators are scheduled to be delivered approximately two per month starting in August 2004. The company has the option to lease these units from the vendor for up to 12 months for approximately (euro)9,600, or an estimated $11,616 per unit every 2 months following an initiation fee of approximately (euro)10,200, or an estimated $12,342 per unit. At the end of the lease the Company has the option to purchase each unit for (euro)30,420, or an estimated $36,808 (U.S. Dollar figures are based on an periodic exchange rate of 1.21 euros for 1 U.S. Dollar).

In May 2004, the Company ordered 60 neutron detectors for a total cost of approximately $1,368,000. The Company began receiving the detectors in May 2004 and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company.

                           PLACEMENT AGENT AGREEMENTS

In July 2004, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

     o The term of the agreement will be until the proposed financing is completed or at such time either the Company or the placement agent gives 10 days' written notice of termination.

     o The Company will pay a success fee equal to 8% of any of the gross proceeds received by the Company derived from the efforts of the placement agent, plus $5,000 in anticipated legal expenses at closing, to be paid from the proceeds of such closing.

     o The Company will issue warrants to purchase 10% of the amounts of securities placed with investors through the efforts of the placement agent. The exercise price of the warrants will be equal to the price at which the security was placed. The warrants vest immediately, expire four years from the date of grant, and include "piggyback" registration rights.

                         INVESTMENT BANKING RELATIONSHIP

In August 2003, the Company signed an agreement with an investment bank to support its bid to obtain a $1,600,000 grant under a contract with the U.S. Navy to develop a prototype SuperSenzor for detection of biological agents in sealed containers. Pursuant to the agreement, the investment bank provided to the U.S. Navy a guarantee that it would provide a minimum of $2,500,000 and a maximum of $4,000,000, by purchasing common stock of the Company, at prices to be negotiated, in order for the Company to demonstrate that it had sufficient funding to perform against the 18-month contract. The Company estimates that related contract costs, consisting mainly of research and development personnel costs and prototype equipment purchases, will be in the range from $800,000 to $1,200,000. If the Company was awarded the proposed contract, it is anticipated that the contract payments would finance the contract expenses.

In exchange for this guarantee, the Company is obligated to pay the investment bank a fee ranging from $50,000 to $150,000, depending upon whether or not the contract with the U.S. Navy is awarded to the Company. Although, the Company had been approved for a grant of $1,600,000, the Contracting Office of the Naval Surface Warfare Center disqualified the Company on the basis of its financial condition. As of April 30, 2004, the Company has recorded the minimum liability due the investment bank as an accrued expense, per the terms of the contract.

                               SEC INVESTIGATIONS

After reading news reports that connected the Company's reverse takeover of Microdevices with known stock manipulators, its Board of Directors directed the Company's President to hire a team of independent investigators to investigate whether we or any of the Company's officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former U.S. federal prosecutors, a former Assistant U.S. Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. In their review, the independent investigators obtained evidence that some of the Company's stockholders who purchased significant amounts of HiEnergy shares prior to the reverse takeover knew, or had business dealings with, Phil Gurian, a person who the Company later learned had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as one of the Company's directors and, for a short time, as our interim President, was found to have been aware of these purchases of HiEnergy shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these HiEnergy shares and whether, if so, whether the Company's former president and director had any knowledge of such that control.

In April 2003, the Enforcement Division of the SEC commenced a formal investigation as to the undisclosed ownership of the Company's securities by, and actions with respect to its stock taken by, Philip Gurian, Barry Alter and other of their affiliates who controlled SLW at the time of the Company's reverse takeover, and the undisclosed identity of, and the origin of funds used to purchase the Company's stock by, certain of the Company's shareholders. The Company has supplied the Enforcement Division of the SEC attorneys with reports developed by the its independent investigators and the Company has cooperated in a transparent and timely manner, and intends to continue to cooperate with the investigation. The Company also agreed to voluntarily provide the Enforcement Division of the SEC with other documents they have requested in its informal investigation.

On March 30, 2004, Dr. Bogdan Maglich, the Company's Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave an oral and written presentation at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. regarding HiEnergy's key markets, business strategy and financial projections. Copies of the presentation were distributed at the conference. The Company subsequently posted the presentation on the Company's website from April 7, 2004 to April 13, 2004. Approximately 2,731 computer users visited the its website and had access to the presentation. The total number of hits was 96,937, or a daily average of approximately 13,848. The presentation contained statements of management's beliefs concerning the Company's key markets, business strategy, opportunities and financial projections which were not disclosed in a concurrent registration statement the Company had filed with the SEC on Form SB-2. In order to reduce the risk of an investor relying on the presentation, the Company removed the presentation from the Company's website on April 13, 2004, in part to allow for a "cooling off" period so that any possible effect of the presentation would dissipate, and the Company subsequently withdrew the registration statement on April 16, 2004.

As described earlier in this Report under the heading Recent Events - SEC Investigation, the Company received a Subpoenas for information from the SEC, on April 12, 2004, which required the Company to supply them with documents pertaining to the presentation given by Dr. Bogdan Maglich at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. in March 2004. A subsequent letter, dated May 24, 2004, requested documents substantiating statements the Company had previously reported in a press release regarding the Company's discussions with a consortium calling itself the Dallas-Fort Worth Homeland Security Alliance. The Company voluntarily responded to both requests for documents.

On June 24, 2004, the Company received a further letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the SEC charge the Company with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in its public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of the Company's securities by, and actions with respect to its stock taken by, Barry Alter, Philip Gurian and other of their affiliates who controlled SLW at and prior to the time of the Company's reverse takeover; the undisclosed identity of, and the origin of funds used to purchase the Company's stock by, certain of the Company's stockholders; the nature of, and reasons for, a "dividend" provided to its stockholders; and the terms of other offerings occurring at the same time as one of the Company's private placements of stock. In addition, the antifraud violations appear to be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy) with respect to sales of the Company's stock made by him without disclosing material facts about the Company, or its contemporaneous offering of securities at different prices, to his purchasers. The Company is currently working with special securities litigation counsel to assess the Company legal position and determine how best to respond to this most recent correspondence from the SEC.

On June 30, 2004, the SEC sent to the Company a Subpoena in which it required the Company to provide to it copies of all documents concerning the restatement of the Company's financial statements of the years ended April 30, 2002 and 2003, announced on June 9, 2004. The subpoena requested documentary evidence to the restatement, including, without limitation, all of the Company's electronic and written correspondence, notes, journal entries, records, working papers and other documents that pertain to the restatement, and specifically all communications between the Company and its auditors. The Company's auditors also received a similar subpoena from the SEC. The effect of the restatement of the Company's financial statements was to cause the Company to record additional expense to the Company of $1,009,531 and $514,415 during the fiscal years ended April 30, 2002 and April, 30, 2003, respectively, and to increase the amount of the Company's accumulated deficit and additional paid in capital brought forward at May 1, 2001 by $3,126,684 and $3,123,749, respectively.

                                   LITIGATION

In March, 2002, Keith Cowan, a former CEO and President of Microdevices, filed a lawsuit against Microdevices, Dr. Maglich, and Mr. Richard Alden in the Superior Court of the State of California, County of Orange, Central Justice Center. The plaintiff served as the CEO and President of Microdevices from December 2001 through March 9, 2002. The plaintiff had an employment agreement with Microdevices. The Complaint contains the following claims: (A) failure to pay wages due in violation of the Labor Code against Microdevices and Dr. Maglich;
(B) breach of contract against Microdevices and Dr. Maglich; (C) false representation regarding the kind and character of the work against all three defendants; and (D) fraud against all three defendants. In the prayer for relief, Mr. Cowan sought damages in the amount of $873,455, plus interest, penalties, attorney's fees, and costs. The parties to the lawsuit executed a settlement agreement in January 2003. The settlement agreement provided that HiEnergy would pay Mr. Cowan $50,000: $25,000 in the form of wages that would be subject to payroll taxes and $25,000 in the form of a reimbursement for moving expenses and legal fees. In addition, Mr. Cowan received 80,000 shares of restricted common stock of HiEnergy with registration rights providing that if the 80,000 shares were not sold through a registered offering before April 1, 2003, then Mr. Cowan has the option of tendering the shares to HiEnergy and demanding payment of $125,000 held in escrow. As of April 1, 2003, the shares were not registered and, subsequently, Mr. Cowan tendered the 80,000 shares and received a payment of $125,000.

The Company received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and Microdevices. The Letter Agreement provides that Mr. Eckhouse was to be paid $350 per hour, which was to be paid as follows:

     (i) one-third or $117 in cash; (ii) one-third or $117 paid by a Promissory Note at 10% annual interest, maturing when HiEnergy receives government funding of $900,000 or an investment totaling $300,000 or more; and (iii) one-third or $117 paid by Class A common stock of Microdevices at $5.00 per share.

In May 2003, Mr. Eckhouse filed a lawsuit against the Company, Microdevices and Dr. Bogdan Maglich in the Superior Court of the State of California, County of Orange, Central Justice Center, and an amended complaint in June 2003, alleging that Microdevices owes Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs.

In June 2004, the Company reached a settlement in the legal matter with Mr. Eckhouse. The Company agreed to pay Mr. Eckhouse $10,000 and 10,500 shares of the Company's common stock valued at $13,440 in exchange for a mutual release.

In May 2003, Mr. Alter brought a lawsuit against the Company in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses in the amount of $24,000 he allegedly incurred in response to an SEC investigation which mirrored the Company's investigation by the SEC, and for which Mr. Alter obtained separate legal counsel to represent him. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified the Company that this action had been voluntarily dismissed without prejudice. However, to date, there has been no settlement with Mr. Alter, and there can be no assurance that the claims he asserted against the Company will not be resuscitated at some time in the future.

The Company is currently arbitrating a dispute with former consultant, Yeffet Security Consultants, Inc. ("YSCI") and Isaac Yeffet, President of YSCI. The Company entered into a three-year consulting agreement with YSCI in July 2002 whereby the consultant would assist the Company with business development, product and corporate image advertising, and access to government grants and purchases. For his consulting service, the agreement provided that YSCI would be paid $20,000 per month, plus 5% of any gross revenues collected in cash from government grants or business and other third-party business that YSCI produces for the Company.

In October 2003, the Company notified YSCI that it was terminating its contract. In February 2004, YSCI filed a Demand for Arbitration, alleging that the Company breached the consulting agreement and seeking to recover $450,000. In April 2004, YSCI amended its Demand for Arbitration to include a claim for commissions that YSCI claims it is owed in connection with investments made by individuals who purchased shares of the Company's stock. The Amended Demand for Arbitration also seeks a determination as to whether Mr. Yeffet is entitled to exercise options to purchase 500,000 shares of common stock issued to him under the Company's Stock Option Agreement. In June 2004, the Company filed an answer generally denying YSCI's allegations set forth in the original and amended Demands for Arbitration. The Company also filed a cross Demand for Arbitration seeking disgorgement of all monies paid to YCSI and rescission of the consulting agreement and stock option agreement. The parties are in the process of exchanging discovery. The Company intends to vigorously defend itself in and prosecute this arbitration.

From time to time, the Company may be subject to other routine litigation incidental to the ordinary course of business.

Prior to his termination, YSCI was granted options to purchase 1,000,000 shares of common stock with an exercise price of $1 per share and exercisable for six years from the date of grant. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after certain milestones. The vested 500,000 stock options were valued at $761,000. The fair value of the options was determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

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

During the years ended April 30, 2004 and 2003, the Company expensed these options and included in general and administration expenses $550,000 and $211,000, respectively.

                              MINORITY SHAREHOLDERS

As of April 30, 2004, Microdevices has 20,540 minority shares issued and outstanding. In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of
22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004.

                            CONVERTIBLE NOTES PAYABLE

During the years ended April 30, 2004 and 2003, the Company issued convertible notes payable ("CNP") with two-year maturities in which the holder of the note has the option to convert the principal and accrued interest into shares of common stock at conversion prices between $0.45 and $0.83 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the CNP provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock before January 15, 2005 at a purchase price per share which is below $0.45, or with respect to the issuance of CNP before January 15, 2005 with a conversion price below $0.45. Most of the CNP also have detachable warrants to purchase shares of common stock with a three and one-half year term at prices between $0.45 and $1.65. All CNP have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holder is due penalties in the form of (i) 2% of the amount of the convertible note payable equal to 2% of the original principal balance and (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, in certain cases, the CNP provide the holder with rights of first refusal if shares are to be sold at a price per share under $0.45 to purchase said shares offered. As of April 30, 2004, the Company issued 1,517,716 of CNP, which were convertible into 1,595,896 shares of common stock, all of which were in-the-money as of April 30, 2004. Of the 1,517,716 CNP that were issued, $425,000 are subscription receivables. Of the 1,595,896 shares of common stock issued upon conversion, 1,295,896 are committed common stock as of April 30, 2004.

                               PENALTY SECURITIES

After August 2003, the Company entered into certain SPAs and CNPAs, which include a provision that requires the Company to (i) register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of the convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2; and (ii) pay or accrue a penalty in like securities if such shares of common stock are not registered within the specified deadlines. In accordance with the relevant registration rights provisions in these agreements, the Company has paid or accrued penalties due purchasers in these offerings, because the Company failed to meet the specified deadlines for having a Registration Statement on Form SB-2 declared and maintained effective.

As of this date, the Company remains obligated to these registration rights and subject to related penalties, and will incur additional financial costs or penalties, until such time as all registrable shares under the agreements have in fact been registered, or until the penalties become impermissible as a matter of law. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements.

For illustration purposes only, the table below estimates the amounts of penalty securities to be issued by the Company through April 30, 2005, on a monthly basis in connection with current agreements in which the Company is, or may be, delinquent in satisfying registration requirements:

                           Shares of         Number of
                            Common         Shares Under
                            Stock            Warrants            CNP
                       -------------------------------------------------

           May-04           187,864           156,280        $    1,000
           Jun-04           213,596           164,711             1,000
           Jul-04           235,585           171,537             1,000
           Aug-04           257,576           178,364             1,000
           Sep-04           279,567           185,190             1,000
           Oct-04           301,554           192,018             1,000
           Nov-04           323,544           238,311             7,000
           Dec-04           345,536           245,137             7,000
           Jan-05           367,524           251,964             7,000
           Feb-05           389,517           258,792             7,000
           Mar-05           411,506           265,618             7,000
           Apr-05           433,494           272,446             7,000
                       -------------------------------------------------
           Total          3,746,863         2,580,368        $   48,000
                       =================================================


                         GOVERNMENT CONTRACT COMMITMENTS

The Company is currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to the Company in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7 over a two-year period, which may be extended at the option of the U.S. Army, and the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. The Company's entitlement to SBIR funds is conditioned upon compliance with the terms and conditions of the SBIR contract and applicable federal regulations, including auditing of the expenditure of the resources for allowable purposes by grantor agencies of the federal government or their designees. As of April 30, 2004, the Company believes that any commitments or obligations that may arise from cost disallowance or sanctions as a result of those audits are not expected to be material to its financial statements.

NOTE 17 - SERIES A CONVERTIBLE PREFERRED STOCK

In August 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation to authorize 20,000,000 shares of Preferred Stock, of which 345 shares are designated the Series A convertible, redeemable preferred stock (the "Series A"), par value $0.001 per share.

The Series A is convertible (a) any time at the option of the holder at $1.15 per share or (b) mandatorily, two years following the issuance date at $1.15 per share. Under certain circumstances the conversion price is subject to adjustment. Furthermore, upon a certain major transaction or triggering event, the holder of the Series A has the right to require the Company to redeem all or a portion of the Series A at a price per share equal to the liquidation preference, plus any accrued but unpaid dividends and liquidated damages. The liquidation preference is $10,000 per share. The holders of the Series A are entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 8%, or $800 per share in advance for each of the first two years. The dividends may be paid in cash or common stock at the election of the Board of Directors. The Series A has certain class voting rights and general voting rights.

In October 2002, the Company sold 97.93 shares of the Series A for gross cash proceeds of $979,301, less offering costs of $178,901 for net cash proceeds of $800,400. At the time of issuance, the conversion price of the preferred stock was $1.15 which is less than the fair market value of the common stock which was $2.05. Since the Series A was convertible immediately, the Company recorded a beneficial conversion feature upon issuance of $767,431 using the intrinsic value method. The number of shares issued upon conversion of 851,755 multiplied by the beneficial conversion feature price per share of $0.90 or $767,431.

In January 2003, 2.11 shares of the Series A were converted into 18,336 shares of the Company's common stock at a conversion price of $1.15 per share.

In May 2003, the Company induced the conversion of the remaining 95.82 shares of the Series A into 2,129,316 shares of the Company's common stock, by reducing the conversion price on the Series A to $0.45 from $1.15 per share. In accordance with EITF D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock", the Company recorded a preferred stock dividend of $583,243. The dividend is calculated as the difference between the fair value of the common stock issuable upon conversion of the Series A pursuant to the original and revised terms.

Following the conversion of all the issued and outstanding Series A, the Company cancelled the Series A Convertible Preferred Stock designation in September 2003.

NOTE 18 - COMMON STOCK

                                  STOCK SPLITS

In September 1998 and May 1999, the Company effectuated 2-for-1 stock splits. All share and per share data have been retroactively restated to reflect these stock splits.

                          COMMON STOCK ISSUED FOR CASH

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 2,048,794, 0, and 3,898,223, shares of common stock, respectively, in exchange for cash of $1,366,001, $0 , and $1,993,268, respectively.

               OFFERING COSTS ON ISSUANCE OF COMMON STOCK FOR CASH

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company paid offering costs of $57,500, $0, and $57,500, respectively.

               COMMON STOCK ISSUED IN PRIVATE PLACEMENTS FOR CASH

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 0, 1,849,934, and 3,074,934, shares of common stock, respectively, in exchange for cash proceeds of $0, $2,322,406, and $3,547,406, respectively, raised by the Company in private placements.

    OFFERING COSTS ON ISSUANCE OF COMMON STOCK IN PRIVATE PLACEMENTS FOR CASH

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company paid offering costs of $0, $196,793 and $196,793, respectively.

                COMMON STOCK ISSUED FOR SUBSCRIPTIONS RECEIVABLE

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 0, 10,000, and 10,000, shares of common stock, respectively, in exchange for subscriptions receivable of $0, $3,982, and $3,982, respectively. Subsequent to April 30, 2003, the Company collected the subscription receivable of $3,982.

           COMMON STOCK ISSUED FOR SERVICES RENDERED OR TO BE RENDERED

During the years ended April 30, 2004 and 2003 and the period from August 31, 1995 (inception) to April 30, 2004, HiEnergy issued 558,500, 32,455, and 590,955 shares of common stock, respectively, in exchange for services rendered valued at the fair market of the common stock issued of $1,006,006, $31,659 and $1,037,665, respectively.

Details of the services performed, in consideration for the common stock, during the years ended April 30, 2004 are as follows:

     o For the year ended April 30, 2004, HiEnergy issued a total of 48,000 shares of common stock valued at $70,320 to members of the Board of Directors for their attendance at scheduled meetings. Each member received 2,000 restricted shares of common stock for each meeting attended, and following an increase authorized by the Compensation Committee on November 7, 2003, each member received 3,000 restricted shares of common stock for each meeting attended thereafter.

     o In May 2003 and March 2004, HiEnergy issued 45,000 and 200,000 shares of common stock, respectively, valued at $21,600 and $324,000, respectively, for legal counsel and advisory services received by HiEnergy on general corporate legal matters, including the transactional oversight and the preparation of transactional and regulatory documentation.

     o In January 2004 and April 2004, HiEnergy issued 27,500 and 75,000 shares of common stock, respectively, valued at $24,475 and $213,751, respectively, for electronic filing submittals and compliance services during the year, with regard to SEC's Edgar reporting system.

     o In January 2004, HiEnergy issued 55,000 shares of common stock valued at $64,900 to a contracted consultant for services which included strategic planning, development and assisting in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of the Company's business objectives.

     o In November 2003 and February 2004, the Company issued 2,000 and 6,000 shares of common stock, respectively, valued at $1,500 and $7,460, respectively, to a consultant for services including the negotiating and arranging of financing.

     o In April 2004, HiEnergy issued 100,000 shares of common stock to a placement agent, and designated beneficiaries, valued at $278,000 as compensation for placement services and financial advisory services.

Details of the services performed, in consideration for the common stock, during the year ended April 30, 2003 are as follows:

     o In May and August 2002, HiEnergy issued 5,589 and 5,589 shares of common stock, respectively, valued at $12,016 and $9,334, respectively, to an employee as a bonus for the quarters ended July 31, 2002 and October 31, 2002; per the terms of an employment agreement.

     o In April 2003, HiEnergy issued 21,277 shares of common stock valued at $10,309, to a consultant for services which included developing a marketing plan and contacts for the expansion into Europe, and to act as a liaison with a specialist firm in Germany seeking an exchange listing for the Company in that country for the period from April 2003 through April 2004.

For the period from August 21, 1995 (Inception) to April 30, 2004, the Company issued 8,146,697 shares of common stock to the founder of the Company which had a fair value of $2,432,831, and issued 4,963,852 shares of common stock with a fair value of $2,804,538 to other non-employee directors and consultants for services rendered. The services rendered include such things as serving as a director, legal services, scientific consulting, business and financial consulting, investor relations, business development consulting, SEC filing services and administrative work.

            COMMON STOCK ISSUED FOR SERVICES RENDERED BY MICRODEVICES

During the period from August 21, 1995 (inception) through April 30, 2002, Microdevices, which was a privately held entity prior to the voluntary share exchange with HiEnergy on April 25, 2002, issued 8,146,697 shares of common stock, valued at $2,494,598, to its chief Scientist / Chairman of the Board for services rendered in lieu of cash. Microdevices further issued 4,384,074 shares of common stock, valued at $1,726,916 to employees, non-employee directors and consultants for services rendered in lieu of cash. The services rendered included attendance by directors at board of directors meetings, legal services, scientific consulting, business and financial consulting and administrative work.

          COMMON STOCK COMMITTED AND ISSUANCE OF COMMITTED COMMON STOCK

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company committed to issue 7,000, 31,178 and 38,178 shares of common stock, respectively, in exchange for services rendered valued at the fair value of the common stock on the commitment date (which typically is the date the services are performed) of $9,940, $27,240 and $37,180, respectively.

Details of the services performed, in consideration for the committed common stock, during the year ended April 30, 2004, are as follows:

     o In March 2004, the Company committed to issue 7,000 shares of common stock valued at $9,940 to the 3 directors of HiEnergy Defense, as compensation for attendance at the March 10, 2004 board of directors meeting.

Details of the services performed, in consideration for the committed common stock, during the year ended April 30, 2003 are as follows:

     o In November 2002 and February 2003, the Company committed to issue 5,589 and 5,589 shares of common stock, respectively, valued at $13,134 and $4,415, respectively, to an employee as a bonus for the quarters ended January 31, 2003 and April 30, 2003; per the terms of the employees' employment agreement. In June 2003 the Company issued the 11,178 shares of common stock that had been committed to the employee as a bonus.

     o In April 2003, the Company committed to issue 20,000 shares of common stock valued at $9,691, to a consultant who received 21,277 shares of common stock in April 2003, to ensure that the fair value of the common stock issued and committed to be issued equals $20,000, per the terms of the consulting agreement. In May 2003, the Company issued the 20,000 shares of common stock that had been committed to the consultant.

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company committed to issue 84,486, 128,136 and 212,622 shares of common stock, respectively, valued at $156,299, $57,661 and $213,960, respectively, to investors as a penalty for the delayed registration of common stock. In May 2003 the Company issued 128,136 shares of common stock that had been committed to the investors as a penalty, as of April 30, 2003. The penalty expense was recognized in the Consolidated Statement of Operations.

During the year ended April 30, 2003, the Company committed to issue 44,705 shares of common stock valued at $7,164 following the exercise of stock options in the Company's subsidiary Microdevices. In August 2003 the Company issued the 44,705 shares of common stock that had been committed.

During the year ended April 30, 2004 the Company committed to issue 10,500 shares of common stock valued at $13,440, to Mr. Richard Eckhouse in exchange for a mutual release of claims. (See: "Note 16 - Commitments and Contingencies, Litigation".)

                        COMMON STOCK ISSUED AS DIVIDENDS

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 0, 68,150 and 68,150 shares of common stock, respectively, valued at $78,360 as a dividend that was accrued, at a rate of 8%, on the Series A.

                 COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 69,776, 0 and 69,776 shares of common stock, respectively, for the exercise of warrants for cash proceeds of $54,004, $0 and $54,004, respectively.

            COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 497,116, 33,909, and 531,025 shares, respectively, of common stock following the cashless exercise of warrants. (See: "Note 16 - Commitments and Contingencies, Cashless Exercise of Warrants".)

                      COMMON STOCK ISSUED AS PENALTY SHARES

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 719,079, 0, and 719,079 shares of common stock, respectively, valued at $1,068,685, $0 and $1,068,685, respectively. The shares of common stock were issued as a penalty for the late registration of common stock ("Penalty Shares"). (See: "Note 16 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock".)

     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES CONVERTED INTO COMMON STOCK

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 300,000, 22,898, and 322,898 shares of common stock, respectively, for the outstanding principal on a convertible note payable of $100,000, $20,000 and $120,000, respectively, and accrued interest of $0, $2,896, and $2,896, respectively.

           NOTES PAYABLE - RELATED PARTIES CONVERTED INTO COMMON STOCK

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued 0, 15,000, and 15,000 shares of common stock, respectively, for the outstanding principal on a note payable of $0, $15,000 and $15,000, respectively.

NOTE 19 - STOCK OPTIONS AND WARRANTS

                   STOCK OPTIONS ISSUED FOR SERVICES RENDERED

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004 the Company issued stock options to purchase 649,000, 1,400,000 and 2,049,000 shares of common stock.

In July 2002, the Company issued options to purchase 1,000,000 shares of common stock for business development services rendered. As of April 30, 2003, options to purchase 500,000 shares of common stock were vested. The options have an exercise price of $1 per share and expire in July 2008. The fair value of the vested portion of the stock options were determined to be $761,007 and the Company recorded compensation expense totaling $211,390 and prepaid consulting totaling $549,617 as of April 30, 2003. The compensation expense is being expensed over the three year life of the agreement with the consultant. The fair value of the stock options were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

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

In August 2002, the Company issued options to purchase 400,000 shares of common stock for investor and public relations services rendered. The options vest immediately, have an exercise price of $2 per share, and expire in August 2004. The fair value of the stock options was determined to be $187,163 and the Company recorded compensation expense totaling $140,372 and prepaid consulting totaling $46,791 as of April 30, 2003. The compensation expense is being spread over the one-year life of the agreement. The fair value of the stock options were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

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

During the year ended April 30, 2004, the Company issued options to purchase 620,000 shares of common stock to various non-employee consultants for services rendered. The fair value of the all the stock option grants was determined to be $392,000 and the Company recorded compensation expense during the fiscal year for that amount. The fair value of the stock options grants were determined using the Black-Scholes model. The assumptions used to determine the valuations are as follows:

No. of Options        30,000        200,000       40,000       210,000        100,000         40,000
                  --------------  ------------ ------------ -------------- --------------  ------------
Grant date           May 2003      July 2003    August         November       November      December
                                                  2003          2003           2003           2003
Term                 6 Years        6 Years      6 Years       6 Years        6 Years        6 Years
Compensation
expense              $ 5,458       $ 52,742     $ 31,514      $ 188,142      $ 90,000       $ 24,104
Value of options
per share            $ 0.18         $ 0.26       $ 0.79        $ 0.90         $ 0.90         $ 0.61
Stock price on
grant date           $ 0.45         $ 0.50       $ 1.02        $ 1.25         $ 1.25         $ 0.90
Exercise price       $ 0.75         $ 0.50       $ 1.02        $ 1.25         $ 0.35         $ 0.90
Expected life       2.0 years      2.0 years    2.5 years     2.0 years      2.0 years      2.0 years
Risk-free rate of
return                1.44%          1.45%        1.98%         1.95%          2.04%          1.88%
Expected annual
volatility            100%           100%         140%          150%           150%           140%
Annual rate of
dividends              0%             0%           0%            0%             0%             0%
Services provided   Business       Business    Scientific     Business       Business       Financial
                   development    development   advisors     development    development        and
                                                                                            business


                  STOCK OPTIONS ISSUED AS COMPENSATION EXPENSE

In September 2002, the Company issued options to purchase 3,005,038 shares of common stock to the President/Chief Executive Officer/Treasurer/Director in accordance with an employment agreement (see Note 16).

In February 2003, the Company issued options to purchase 416,717 shares of common stock and was committed to issue options to purchase 40,000 shares of common stock to the Chief Scientist/Chairman of the Board in accordance with an employment agreement (see Note 16). In relation to this transaction, the Company recorded compensation expense totaling $59,373 or $0.13 per share as of April 30, 2003 because the exercise price of the stock option of $2.81 was less than the market price of the stock ($2.94) on the date of the grant.

              STOCK OPTIONS ISSUED IN EXCHANGE FOR ACCOUNTS PAYABLE

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company converted accounts payable due to consultants of $0, $65,000, and $65,000, respectively, into options to purchase, 0, 72,726, and 72,726 shares, respectively, of common stock. Of these options, 45,454 are exercisable at $1 per share, vest over a one-year period, and expire in September 2012. The remaining options are exercisable at $2.24 per share, vest over a one-year period, and expire in December 2012. The fair value of the stock options was determined to be the amount of the accounts payable converted into stock options.

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

The following summarizes the stock option and warrant transactions:

                                                    Stock
                                     Weighted      Options       Weighted                     Weighted
                                     Average         and         Average        Total         Average
                         Stock        Grant        Warrants       Grant        Options         Grant
                        Options       Price          Non-         Price          and           Price
                       Employee     per Share      Employee     per Share      Warrants      per Share
                     --------------------------- ------------- ---------------------------- -------------
 Outstanding,
August 21, 1995
 (inception) to
April 30, 2001          2,482,011     $0.13           1,051       $0.28       2,483,062        $0.13

 Granted                  287,653     $0.20         346,373       $0.28         634,026        $0.24
                     --------------------------- ------------- ---------------------------- -------------
 Outstanding,
April 30, 2002          2,769,664     $0.14         347,424       $0.28       3,117,088        $0.16
                     --------------------------- ------------- ---------------------------- -------------

 Granted                3,461,755     $1.24       2,002,726       $2.02       5,464,481        $1.43

 Canceled              (2,264,208)    $1.33          (1,051)      $0.28      (2,265,259)       $1.33

 Outstanding,
April 30, 2003          3,967,211     $0.42       2,349,099       $1.76       6,316,310        $0.84
                     --------------------------- ------------- ---------------------------- -------------

Granted                 1,738,221     $1.03       1,029,000       $1.11       2,767,221        $1.01

Canceled               (1,058,483)    $1.42        (119,705)      $0.36      (1,178,188)       $1.31

Outstanding
April 30, 2004           4,646,949    $0.42       3,258,394       $1.61       7,905,343        $0.83
                     --------------------------- ------------- ---------------------------- -------------
Exercisable
April 30, 2004           3,499,449    $0.60       2,221,213       $1.32       5,720,662        $0.88
                     --------------------------- ------------- ---------------------------- -------------

The weighted-average remaining contractual life of the options and warrants outstanding at April 30, 2004 was 4.48 years. The exercise prices of the options and warrants outstanding at April 30, 2004 ranged from $0.13 to $2.95, and information relating to these options and warrants is as follows:

                                                                        Weighted-       Weighted-
                                                       Weighted-         Average         Average
                                                        Average         Exercise        Exercise
                          Stock          Stock         Remaining        Price of        Price of
        Range of        Options &      Options &      Contractual       Options &       Options &
        Exercise        Warrants        Warrants          Life          Warrants        Warrants
         Prices        Outstanding    Exercisable       (years)        Outstanding     Exercisable
     --------------- --------------- -------------- ---------------- --------------- ---------------
      $0.01 -$0.99      4,341,900      3,701,900         4.48             $0.35           $0.28
      $1.00 -$1.99      2,029,454        655,227         4.48             $1.12           $1.06
      $2.00 -$2.99      1,533,989      1,363,535         4.48             $2.37           $2.41
                     -------------   ------------
                        7,905,343      5,720,662
                     =============   ============


                      WARRANTS ISSUED FOR SERVICES RENDERED

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued warrants to purchase 380,000, 530,000 and 910,000 shares of common stock., respectively, for services rendered valued at $270,000, $694,000 and 964,000, respectively, which is the fair value as determined by the Black-Scholes option pricing model.


Details of the services performed during the year ended April 30, 2004 are as follows:

No. of Warrants                  150,000          30,000          50,000            50,000           50,000
                              ------------    --------------   -------------   ---------------   --------------
Grant date                      May 2003       January 2004     April 2004        April 2004       April 2004
Term                            Two years       Three Years     Three Years       Three Years      Three Years
Compensation expense            $ 35,598          $17,775         $78,297          $ 54,675         $ 75,461
Value of options per share       $ 0.24           $ 0.59          $ 1.57            $ 1.09           $ 1.51
Stock price on grant date        $ 0.45           $ 0.89          $ 2.95            $ 2.06           $ 2.85
Exercise price                   $ 0.45           $ 1.25          $ 2.95            $ 2.06           $ 2.85
Expected life                  2.0 years        2.0 years       2.0 years         2.0 years        2.0 years
Risk-free rate of return         1.38%            1.84%           1.87%             2.34%            2.03%
Expected annual volatility        100%             150%            100%              100%             100%
Annual rate of dividends           0%               0%              0%                0%               0%
Services provided              Placement        SEC filing       Business          Business        SEC filing
                                services         services      development       development        services

Details of the services performed during the year ended April 30, 2003 are as follows:

         No. of Warrants                   150,000            250,000            80,000            50,000
                                      ------------------ ------------------ ----------------  -----------------
         Grant date                     December 2002      December 2002     February 2003       April 2003
         Term                             Five years         Five years       Three Years        Three Years
         Compensation expense             $ 390,409           $162,792          $130,712          $ 18,284
         Value of options per share        $ 2.60             $ 0.65            $ 1.63             $ 0.37
         Stock price on grant date         $ 2.77             $ 2.09            $ 1.76             $ 0.41
         Exercise price                    $ 2.48             $ 2.09            $ 1.50             $ 0.50
         Expected life                    2.0 years          1.0 years         2.0 years         3.0 years
         Risk-free rate of return           1.88%              2.33%             1.66%             1.57%
         Expected annual volatility         100%                78%              100%               100%
         Annual rate of dividends            0%                 0%                0%                 0%
         Services provided                Terminate          Investor          Executive         Financial
                                          Agreement          Relations          Search           Consulting
                                                             services          services           services

                      WARRANTS ISSUED AS FINANCING EXPENSE

In December 2002, the Company issued warrants to purchase 150,000 shares of common stock to a shareholder/former officer/director as compensation for a default on a note payable. The Company recorded $223,710 in the year ended April 30, 2003 as financing expense. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

         Value of warrant per share                           $1.49
         Stock price on grant date                            $2.09
         Exercise price                                       $1.00
         Expected life                                        2.0 years
         Risk-free rate of return                             3.72%
         Expected annual volatility                           105%
         Annual rate of dividends                             0%

     WARRANTS ISSUED TO INVESTORS IN PRIVATE PLACEMENTS AND PLACEMENT AGENTS

During the year ended April 30, 2003 the Company issued warrants to purchase 1,015,686 shares of common stock to investors in private placements and placement agents. Details of the transactions are as follows:

     o In October 2002, the Company issued warrants to purchase 255,536 shares of common stock to the investors in the Series A private placement. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in October 2004. The Company allocated $221,427 to the warrants issued in the private placement as a cost of raising capital. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

                  Value of warrant per share                           $0.87
                  Stock price on grant date                            $2.05
                  Exercise price                                       $1.50
                  Expected life                                        1.0 years
                  Risk-free rate of return                             1.59%
                  Expected annual volatility                           78%
                  Annual rate of dividends                             0%

     o In October 2002, the Company issued warrants to purchase 269,990 shares of common stock to the investors in a private placement of common stock. The warrants vest immediately, have an exercise price of $2.50 per share, and expire in October 2005. The Company allocated $157,346 to the warrants issued in the private placement as a cost of raising capital. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

                  Value of warrant per share                           $0.58
                  Stock price on grant date                            $2.20
                  Exercise price                                       $2.50
                  Expected life                                        1.0 years
                  Risk-free rate of return                             1.46%
                  Expected annual volatility                           78%
                  Annual rate of dividends                             0%

     o In August 2002, the Company entered into an exclusive one-year agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement issued warrants to purchase 100,000 shares of common stock to the Company's placement agent as a retainer. The warrants vest immediately, have an exercise price of $0.01, and expire in August 2007. In December 2002, warrants to purchase 16,000 shares of common stock were exercised via a cashless exercise. The Company allocated $145,017 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

                  Value of warrant per share                           $1.45
                  Stock price on grant date                            $1.46
                  Exercise price                                       $0.01
                  Expected life                                        1.0 years
                  Risk-free rate of return                             1.75%
                  Expected annual volatility                           78%
                  Annual rate of dividends                             0%

     o In October 2002, the Company issued warrants to purchase 117,546 shares of common stock as offering costs to the Company's placement agent who brought in the investors in the Series A offering. The warrants vest immediately, have an exercise price of $1.15 per share, and expire in October 2007. In December 2002, warrants to purchase 15,000 shares of common stock were exercised via a cashless exercise. The Company allocated $125,206 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

                  Value of warrant per share                           $1.07
                  Stock price on grant date                            $2.05
                  Exercise price                                       $1.15
                  Expected life                                        1.0 years
                  Risk-free rate of return                             1.59%
                  Expected annual volatility                           78%
                  Annual rate of dividends                             0%

     o In October 2002, the Company issued warrants to purchase 161,994 shares of common stock as offering costs to the Company's placement agent who brought in the investors in the common stock private placement. The warrants vest immediately, have an exercise price of $1.35 per share, and expire in October 2007. In December 2002, warrants to purchase 16,000 shares of common stock were exercised via a cashless exercise. The Company allocated $125,206 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

                  Value of warrant per share                           $1.07
                  Stock price on grant date                            $2.20
                  Exercise price                                       $1.35
                  Expected life                                        1.0 years
                  Risk-free rate of return                             1.46%
                  Expected annual volatility                           78%
                  Annual rate of dividends                             0%

     o In December 2002, the Company issued warrants to purchase 110,620 shares of common stock as offering costs to the Company's placement agent who brought in investors to the Company. The warrants vest immediately, have an exercise price of $1.50 per share, and expire in December 2004. The Company allocated $294,950 to the warrants issued in the private placements as a cost of raising capital. The fair value of the warrants were determined using the Black-Scholes model. The assumptions used to determine the valuation are as follows:

                  Value of warrant per share                           $2.67
                  Stock price on grant date                            $2.77
                  Exercise price                                       $1.50
                  Expected life                                        1.0 years
                  Risk-free rate of return                             1.88%
                  Expected annual volatility                           78%
                  Annual rate of dividends                             0%

                WARRANTS ISSUED AS PENALTY FOR LATE REGISTRATION

During the years ended April 30, 2004 and 2003, and the period from August 21, 1995 (inception) to April 30, 2004, the Company issued or committed to issue 191,341 and 0, respectively, warrants to purchase common stock as penalty warrants with a fair value of $191,020 and $191,020 and 0 respectively, related to the delayed registration of the Company's common stock. The fair value of the stock options grants were determined using the Black-Scholes model. The assumptions used to determine the valuations are as follows:

                                                From          To
                                            ------------- ------------
         Grant dates                         Oct. 2003     Apr. 2004
         Term                                3.5 years     3.5 years
         Value of options per share              $0.31         $1.99
         Stock prices on grant date              $0.88         $2.55
         Exercise prices                         $0.60         $1.25
         Expected life                       1.0 years     1.0 years
         Risk-free rate of return                1.18%         1.81%
         Expected annual volatility               100%          100%
         Annual rate of dividends                   0%            0%


                    MICRODEVICES OPTIONS AND WARRANTS HOLDERS

In September 2001, Microdevices issued options to purchase 268,229 shares of the Company's common stock (restated).

As of April 30, 2004, Microdevices has stock options and warrants outstanding to non-employees to purchase 14,496 shares of common stock, and no stock options outstanding to employees. If the stock option and warrant holders exercise their stock options and warrants, the Company may agree, to allow these stock options and warrant holders, to voluntarily exchange their shares in Microdevices for shares in HiEnergy at an exchange rate of 22.3524 per share, or a range of $0.22 to $0.28 per share, resulting in the issuance of 324,020 additional shares of common stock. The table below summarizes the warrant and stock option activity for Microdevices:

                                            Non-Employees                            Employees
                                   ------------------------------- ----------------------------------------------
                                                                    Exercise              Exercise
                                                Stock                 Price      Stock      Price
                                   Warrants   Options     Total      Range      Options     Range         Total
                                   ---------  --------   -------   --------    ---------  --------   ------------
Outstanding as of August 21,
1995 (inception) to April 30,
1998                                       -          -         -                      -                       -
                          Granted          -          -         -                111,040      $3.00      111,040
                                   ---------- ---------- --------- ----------- ---------- ---------- ------------

Outstanding as of April 30, 1999           -          -         -                111,040      $3.00      111,040
                          Granted     17,247          -    17,247       $6.25          -                  17,247
                                   ---------- ---------- --------- ----------- ---------- ---------- ------------

Outstanding as of  April 30,
2000                                  17,247          -    17,247       $6.25    111,040      $3.00      128,287

                          Granted          -          -         -                      -                       -
                                   ---------- ---------- --------- ----------- ---------- ---------- ------------

Outstanding as of  April 30,
2001                                  17,247          -    17,247       $6.25    111,040      $3.00      128,287
                                                                     $3.50 to              $3.48 to
                          Granted     15,000      3,496    18,496       $7.10     12,869      $5.00       31,365
Exchanged for HiEnergy Stock
Option                                     -          -         -              (111,040)      $3.00    (111,040)
                                   ---------- ---------- --------- ----------- ---------- ---------- ------------

                                                                     $3.50 to              $3.48 to
Outstanding as of April 30, 2002      32,247      3,496    35,743       $7.10     12,869      $5.00       48,612

Exchanged for HiEnergy Stock
Option                                     -          -         -                (4,000)      $3.48      (4,000)
                Expired/Forfeited   (17,200)          -  (17,200)       $6.25    (8,869)      $5.00     (26,069)
                                                                     $3.50 to
                        Exercised    (2,047)          -   (2,047)       $6.25          -                 (2,047)
                                   ---------- ---------- --------- ----------- ---------- ---------- ------------

Outstanding as of  April 30,                                         $3.50 to
2003                                  13,000      3,496    16,496       $7.10          -                  16,496
                Expired/Forfeited          -    (2,000)   (2,000)       $7.10          -                 (2,000)
                                   ---------- ---------- --------- ----------- ---------- ---------- ------------

                                                                    $5.00 to
Outstanding as of April 30, 2004      13,000      1,496    14,496       $6.25          -                  14,496
---------------------------------- ---------- ---------- --------- ----------- ---------- ---------- ------------
If options and warrants are
exercised and voluntarily                                            $0.22 to
exchanged for shares in HiEnergy     290,581     33,439   324,020       $0.28          -                 324,020
================================== ========== ========== ========= =========== ========== ========== ============

                          CASHLESS EXERCISE OF WARRANTS

During the years ended April 30, 2004 and 2003, the Company issued warrants to purchase common stock to certain holders whereby the holders would be entitled to exercise the warrants via a cashless exercise when the exercise price was less than the market price of the Company's common stock ("in-the-money"). As of April 30, 2004, holders of the warrants to purchase 298,770 shares of common stock are subject to this provision, all of which were in-the-money as of April 30, 2004 and therefore could be converted into 53,989 shares of common stock using the Company's stock price of $2.35 at the election of the holders. During the years ended April 30, 2004 and 2003, the Company issued 497,116 and 0 shares of common stock, respectively, following the cashless exercise of warrants.



NOTE 20- INCOME TAXES

The components of the deferred income tax assets (liabilities) at April 30, 2004 were as follows:

         Deferred tax assets
          Compensation                             $  1,338,000
          Accrued interest                               35,000
          Payroll tax expense                            93,000
          Net operating loss carry forwards           3,526,000
                                                   ------------
           Total deferred tax assets                  4,992,000

         Deferred tax liability
          Depreciation                                  (87,000)
                                                   ------------

                                                      4,905,000
         Less valuation allowance                    (4,905,000)

           NET DEFERRED TAX ASSET                  $         --
                                                   ============

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended April 30, 2004 and 2003:

                                               2004                2003
                                           -------------      -------------
         Current
              Federal                      $          --      $          --
              State                                  800              1,600
                                           -------------      -------------

                                                     800              1,600
                                           -------------      -------------
         Deferred
              Federal                                 --                 --
              State                                   --                 --
                                           -------------      -------------

                                                      --                 --
                                           -------------      -------------

              PROVISION FOR INCOME TAX     $         800      $       1,600
                                           =============      =============

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended April 30, 2004 and 2003 as follows:

                                                           2004                2003
                                                      --------------      -------------
       Statutory regular federal income benefit rate        34.00%             34.00%
       State taxes                                           8.84               8.84
       Change in valuation allowance                       (42.85)            (42.86)
                                                      -------------       -------------
            TOTAL                                           (0.01)%            (0.02)%
                                                      =============       =============

As of April 30, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $10,295,000, which starts expiring in 2010 through 2023. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 21 - RELATED PARTY TRANSACTIONS

During the years ended April 30, 2004 and 2003 and the period from August 21, 1995 (inception) to April 30, 2004, the Company purchased $4,767, $0, and $4,767, respectively, of property and equipment from a Board member.

See: "Notes 10, 11, 16 and 19" for additional related party transactions.


NOTE 22 - SUBSEQUENT EVENTS

                    RECENT SALES AND ISSUANCES OF SECURITIES

In May 2004, 351,452 shares of common stock were issued to an investor who in April 2004 converted his convertible note payable for $150,000 plus accrued interest of $8,153. In addition, the same investor received in May 2004, 944,444 shares of common stock following the exercise of the investor's right in April 2004 to purchase an additional $425,000 convertible note payable which was immediately converted. In May, the investor also received 3,891,111 warrants to purchase common stock at exercise prices from $0.45 to $1.25.

In May 2004, the Company committed to issue 95,000 shares of common stock to a business consultant for services rendered that had a fair value of $208,050.

In May 2004, the Company issued 3,500 shares of common stock to a strategic planning consultancy as compensation for services.

In May 2004, the Company issued 29,801 shares of common stock and warrants to purchase 9,934 shares of common stock with an exercise price of $2.75 to an investor in exchange for $45,000 in cash.

In May 2004, the Company committed to issue warrants to purchase 199 shares of common stock with an exercise price of $2.75 to a consultant as a finder's fee.

In May through August 2004, the Company issued notes payable totaling $211,000 to the Chairman and CEO of the Company for short-term loans he made to the Company. Also during the same period, the company paid $42,933 to the Chairman and CEO for prior loans made to the Company.

In June 2004, the Company amended a previously issued convertible note payable in the amount of $50,000, which was convertible into shares of common stock at $0.45 per share, and warrants to purchase 312,222 shares of common stock at various exercise prices between $0.45 and $1.50. Under the amended offering, the Company issued separate convertible notes payable of $40,000 and $10,000, in lieu of the prior note, to two investors based on an allowable assignment, and certain warrants were repriced such that the Company issued additional warrants to purchase 77,778 at various exercise prices between $0.45 and $1.25.

 In June 2004, the Company issued a convertible note payable for $240,000, which is convertible into shares of common stock at $0.45 per share, and warrants to purchase 1,578,666 shares of common stock at various exercise prices between $0.45 and $1.25, to an investor.

In June 2004, the Company issued a convertible note payable for $60,000, which is convertible into shares of common stock at $0.45 per share, and warrants to purchase 394,666 shares of common stock at various exercise prices between $0.45 and $1.25, to an investor.

In June 2004, the Company entered into an amended agreement with the previous two investors of the convertible notes payable. The Company agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the investors exercising their option to purchase an additional $300,000 of CNP. The CNP have a two year term and bear interest at 5% and are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows; 1,333,332 at $0.45 per share; 400,000 at $0.75 per share and 240,000 at $1.25 per share. A summary of the amended warrants and exercise prices follows:

                  Original Agreement                 Amended Agreement
             ----------------------------     ----------------------------
                Exercise       No. of            Exercise         No. of
                 Price        Warrants             Price         Warrants
             ----------------------------     ----------------------------
                  $  0.75         66,667          $  0.45         111,111
                  $  1.25         40,000          $  0.75          66,667
                  $  1.50         33,333          $  1.25          40,000
                  $  0.45        222,222          $  0.45         222,222
                             ------------                    -------------
                                 362,222                          440,000
                             ============                    =============


In June 2004, the Company committed to issue 9,000 shares of common stock to the members of the Board of Directors of HiEnergy as compensation for meeting attendance.

In June 2004, the Company issued 99,010 shares of common stock and warrants to purchase 32,673 shares of common stock with an exercise price of $2.50 to an investor in exchange for $100,000 in cash.

In June 2004, the Company issued 19,868 shares of common stock and warrants to purchase 6,623 shares of common stock with an exercise price of $2.75 to an investor in exchange for $30,000 in cash.

In June 2004, the Company issued 66,225 shares of common stock and warrants to purchase 22,075 shares of common stock with an exercise price of $2.75 to an investor in exchange for $100,000 in cash.

In June 2004, the Company issued 19,868 shares of common stock and warrants to purchase 6,623 shares of common stock with an exercise price of $2.75 to another investor in exchange for $30,000 in cash.

In June 2004, the Company issued 33,113 shares of common stock and warrants to purchase 11,038 shares of common stock with an exercise price of $2.75 to an investor in exchange for $50,000 in cash.

In June 2004, the Company issued 66,225 shares of common stock and warrants to purchase 22,075 shares of common stock with an exercise price of $2.75 to an investor. in exchange for $100,000 in cash. .

In June 2004, the Company issued 13,245 shares of common stock and warrants to purchase 4,415 shares of common stock with an exercise price of $2.75 to an investor in exchange for $20,000 in cash.

In July 2004, the Company issued 182,955 shares of common stock to a law firm for legal services provided. The common stock had a fair value of $177,466.

In July 2004, the Company issued 100,000 warrants to purchase common stock with an exercise price of $0.97 and a five year term to an accounting and finance consultant for services provided. The warrants had a fair value of $38,555 and were determined using the Black-Scholes model.

In July 2004, the Company committed to issue 9,000 shares of common stock to the board members of the Company as compensation for meeting attendance

In August 2004, the Company committed to issue 21,000 shares of common stock to the board members of the Company as compensation for meeting attendance.

In August 2004, the Company committed to issue warrants to purchase 6,933 shares of common stock with an exercise price of $1.51 to a consultant as a finder's fee.

In September 2004, the Company issued a convertible note payable for $100,000, which is convertible into shares of common stock at $0.52 per share to an investor.

                               PENALTY SECURITIES

In May through August 2004, the Company issued $15,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file a registration statement within specified deadlines.

In May 2004, the Company issued 168,976 shares of common stock and warrants to purchase 156,277 shares of common stock with exercise prices ranging from $0.45 to $1.65 to various holders of securities with registration rights as penalties, due to the inability of the Company to file and maintain effective a registration statement within certain specified deadlines.

In June 2004, the Company issued 219,251 shares of common stock and warrants to purchase 163,491 shares of common stock at various exercise prices to various holders of securities with registration rights as penalties, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines

In July 2004, the Company issued 241,440 shares of common stock and warrants to purchase 176,975 shares of common stock at various exercise prices to various holders of securities with registration rights as penalties, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In August 2004, the Company committed to issue 262,359 shares of common stock and warrants to purchase 177,775 shares of common stock at various exercise prices, to various holders of securities with registration rights as penalties, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

                      CONSULTANCY AGREEMENTS AND CONTRACTS

In May 2004, the Company entered into a non-exclusive 180 day strategic consulting and financial advisory agreement with a consulting firm. The consulting firm would assist the Company with strategic planning issues. The agreement was terminated by the Company in June 2004 and the Company paid the consulting firm $27,000 in cash and 3,500 shares of common stock valued at $6,895 for services performed.

In July 2004, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

     o The term of the agreement will be until the proposed financing is completed or at such time either the Company or the placement agent gives 10 days' written notice of termination.

     o The Company will pay a success fee equal to 8% of any of the gross proceeds received by the Company derived from the efforts of the placement agent, plus $5,000 in anticipated legal expenses at closing, to be paid from the proceeds of such closing.

     o The Company will issue warrants to purchase 10% of the amounts of securities placed to investors through the efforts of the placement agent. The exercise price of the warrants will be equal to the price at which the security was placed. The warrants vest immediately, expire four years from the date of grant, and include "piggyback" registration rights.

In August 2004, the Company entered into an agreement with an engineering and construction firm, which has agreed to provide design and construction management services to the Company in connection with a proposed manufacturing plant capable of producing commercial quantities of the CarBomb Finder. Under the terms of the proposal, the engineering and management firm is responsible for designing and implementing a facility which is suitable for its intended purposes, including creating a flow process recommendation, designing the optimum configuration for the facility, providing construction management, assisting with supplier relationships, and reviewing transportation, laboratory testing and other logistical issues. Under the agreement, the Company is obligated to pay the firm in consideration for its services the amount of $82,875, plus actual expenses anticipated not to exceed $4,000.

In August 2004, the Company entered into a Teaming Agreement with a global maintenance services firm which would allow for the Company to sub-contract maintenance services and under which both parties would jointly bid on business.

                              EMPLOYMENT AGREEMENT

In July 2004, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $0.99 for accounting and consulting services, pursuant to an employment agreement.

                               PURCHASE AGREEMENTS

 In April and May 2004, the Company issued a purchase order for ten neutron generators at a total cost of approximately (euro)867,000, or an estimated $1,049,070. The generators are scheduled to be delivered approximately two per month , which started in August 2004. The Company has the option to lease these units from the vendor for up to 12 months for approximately (euro)9,600, or an estimated $11,616 per unit every 2 months following an initiation fee of approximately (euro)10,200, or an estimated $12,342 per unit. At the end of the lease the Company has the option to purchase each unit for (euro)30,420, or an estimated $36,808 (U.S. Dollar figures are based on an periodic exchange rate of 1.21 euros for 1 U.S. Dollar).

In May 2004, the Company ordered 60 neutron detectors for a total cost of $1,368,000. The Company began receiving the detectors in May and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company.

                                   LITIGATION

In June 2004, the Company reached a settlement in the legal matter with Mr. Richard Eckhouse described in Note 16 - Commitments and
Contingencies-Litigation. The Company agreed to pay Mr. Eckhouse $10,000 and 10,500 shares of common stock valued at $13,440 in exchange for a mutual release of all claims against the other party.

In June 2004, the SEC sent to the Company a subpoena in which it required the Company to provide copies of all documents concerning the restatement of the Company's financial statements of the years ended April 30, 2002 and 2003. The subpoena requested documentary evidence to the restatement, including, without limitation, all of the Company's electronic and written correspondence, notes, journal entries, records, working papers and other documents that pertain to the restatement, and specifically all communications between the Company and its auditors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8a. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-KSB, Dr. Bogdan C. Maglich, serving in his capacity as our chief executive officer and treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon his review, Dr. Maglich concluded that our disclosure controls and procedures during our fiscal year ended April 30, 2004 had not been effective in timely alerting us to material information relating to the company required to be included in our reports required to be filed under the Securities Exchange Act. The deficiencies which we experienced during that period resulted from three primary problems: (1) a general lack of corporate governance due to our extreme lack of resources and manpower, and an inability to create an effective segregation of duties, due to the requirement of Dr. Maglich to perform too many corporate and business functions simultaneously; (2) a lack of general oversight through a systematic and formal approach to the conduct of our corporate, financial and business affairs, resulting in a lack of effective communication between management and our Board of Directors; and (3) the lack of a full-time and experienced chief financial officer.

Since April 30, 2004, we have worked diligently, including with our legal and other professional advisors and our auditors, to address these deficiencies, which we have taken very seriously. In August 2004, our Board of Directors was joined by three new members, William A. Nitze, Col. William J. Lacey, Jr., and Peter J. Le Beau, who collectively bring good experience to us in a variety of areas including corporate governance and financial accounting and controls. Mr. Le Beau has been designated as the "financial expert" on our Audit Committee. We have also obtained new professional assistance, both independent and in-house, designed to help us improve our corporate governance, public company reporting and other activities generally. Finally, our Board has determined, subject to our receipt of adequate financing to support its efforts, to undertake an executive search to recruit a full-time Chief Financial Officer with public company experience.

With these changes, Dr. Maglich has concluded as of the time of the filing of this Report that our company does have in place an effective system for timely meeting our Securities Exchange Act requirements, although further refinements are contemplated as indicated above. Of course, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. These include an assumption that we will be able to raise through equity investment, grants or otherwise the funding necessary to implement and maintain our full system. There can be no assurance that we will be able to implement or maintain an effective system of internal controls, and if we are not able to do so, we risk being in violation of our obligations as a public company in the future.
See: Risk Factors: Corporate Risks.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of HiEnergy Technologies, and their ages, positions, business experience and education as of April 30, 2004 are as follows:

              NAME                   AGE                         POSITION
--------------------------------- ----------- --------------------------------------------------
 Dr. Bogdan C. Maglich                75       Chairman of the Board, Chief Executive Officer,
                                               President, Treasurer and Chief Scientific Officer
 Colonel William J. Lacey, Jr.        65       Director
 David R. Baker                       72       Director
 William A. Nitze                     61       Director
 Harb S. Al-Zuhair                    66       Director
 Peter J. LeBeau                      57       Director


Dr. Maglich was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies on April 25, 2002. He was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 2003. Mr. Tom Pascoe resigned as Chief Executive Officer and President of our company on February 25, 2003. Mr. Barry Alter resigned as Chief Executive Officer, President and Treasurer of our company on September 17, 2002 and resigned from our board of directors on March 7, 2003.

Dr. Bogdan Maglich and Mr. Harb Al-Zuhair were appointed to the board of directors on April 25, 2002. In February 2003, Mr. David R. Baker was appointed to the board of directors. Mr. Lacey, Mr. Nitze and Mr. LeBeau were appointed to the Board of Directors in August 2004.

All directors hold office for one year or until their respective successors are elected, or until their earlier death, resignation or removal. Each of our officers serves at the discretion of the board of directors. There are no family relationships between or among any of our directors or executive officers.

BIOGRAPHIES

Each director and executive officer has furnished us the following information with respect to his or her principal occupation or employment, other affiliations and business experience during the last five years.

DR. BOGDAN C. MAGLICH

As HiEnergy Technologies' Chairman, Chief Executive Officer, President and Treasurer since March 2003, Dr. Maglich has primary responsibility for our business strategy and development. Dr. Maglich served from 1974 to 1977 as Chairman and CEO of Fusion Energy Corporation, an American subsidiary of Swiss Aluminum Ltd., ALUSUISSE, a large multi-national corporation based in Zurich, Switzerland. He also served as a Director of Delta Holding A.G., Zurich, ALUSUISSE's arm for operating the American high-tech subsidiaries of ALUSUISSE. Dr. Maglich worked in Zurich with Mr. Nelli Celio, Minister of Finance of the Swiss Confederation and was close to Mr. Roger Bonvin, President of Switzerland and Minister of Energy, who declared Dr. Maglich an honorary citizen of Switzerland in 1975. From 1980 to 1983, Dr. Maglich served as Chairman and CEO of Science Transfer Associates, Inc., a New York company based in the Rockefeller Center, and lead member of a British-Swedish-American consortium that designed the multi-billion dollar King Abdul Aziz's Energy Development Center in Jeddah, Saudi Arabia. Members of the consortium were: UK Atomic Energy Research Establishment, Harwell; Skanditronics, a large Swedish technology corporation; General Atomic Corporation, USA; and Booz Allen & Hamilton, a U.S. management consulting company. In the period 1985 to 1987, Dr. Maglich was CEO of Aneutronic Energy Labs, Inc., which in partnership with Bechtel Engineering, carried on a U.S. Air Force contract to design a space power plant for the U.S. Space Defense Initiative. From 1988 to 1993, Dr. Maglich served as CEO of Advanced Physics Corporation, which has, among other accomplishments, designed a miniature nuclear fission reactor for electricity production in collaboration with the Department of Nuclear Engineering at MIT, Kurchatov Atomic Energy Institute, Moscow and the Russian Ministry of Atomic Energy. Dr. Maglich founded HiEnergy Microdevices and has served as its Chief Executive Officer from 1995 until its reverse takeover of HiEnergy Technologies in April 2002.

As HiEnergy Technologies' Chief Scientific Officer since April 2002, Dr. Maglich has primary responsibility for technology strategy, technology development and technical proposal development. Dr. Maglich is a respected scientist in his field. He received the White House Citation from President John F. Kennedy and was named an honorary citizen in Switzerland by the President of the Swiss Confederation for his discovery of the omega meson. In addition to his research discoveries and inventions in particle physics, instrumentation, and detection devices, Dr. Maglich has played a role in reducing weapons in areas such as Yugoslavia and Russia, and worked on safety measures for Soviet reactors in Europe. Following the Chernobyl incident, Dr. Maglich as CEO of Advanced Physics Corporation, initiated and chaired a joint technical conference of the American and Soviet nuclear reactor designers aimed at adding the American nuclear safety features to the Soviet-built power reactors in Hungary, Bulgaria, Czechoslovakia, East Germany, and Finland. The conference was held in Belgrade, Yugoslavia on October 2-6, 1990. In the period 1992-1993 the late Glenn T. Seaborg, Nobel Laureate and nuclear energy pioneer, as Chairman, and Dr. Maglich, as President, of Advanced Physics Corporation, organized a project in Irvine, California under the U.S. Dept. of State Initiatives, to assist in the transition of Soviet nuclear physicists from nuclear weapons research to peaceful nuclear research. The group worked on the design of a miniature joint peaceful nuclear power reactor named MARR (Mini American Russian Reactor). Twelve nuclear engineers from the Russian nuclear weapon center "Chelyabinsk 70," and from the Kurchatov Atomic Energy Institute, Moscow, gathered for a period of 3 months in Irvine in the period between 1992-1993, and were hosted by Advanced Physics Corporation. Currently, Dr. Maglich is involved in the development and testing of three detectors based on his stoichiometric technology. Dr. Maglich has served as a professor of physics at the University of Pennsylvania and has also worked at Rutgers and at the Joint Faculty, Princeton-Penn Accelerator Laboratory. Dr. Maglich also worked in various leadership capacities on a variety of projects, including the CERN European Center for High Energy Physics in Geneva, Switzerland; and the U.S. National Laboratories, the Air Force Phillips Laboratory. Dr. Maglich received a Ph.D. in high-energy physics and nuclear engineering from the Massachusetts Institute of Technology, a Master of Science from Britain's University of Liverpool, and a Bachelor of Science from the University of Belgrade.

COLONEL WILLIAM J. LACEY, JR. (USA, RET.)

Colonel William J. Lacey, Jr. (USA, Ret.) currently serves as the President and Chief Executive Officer for our wholly-owned subsidiary, HiEnergy Defense, Inc., and was recently appointed as a member of our Board of Directors.

Col. Lacey has more than thirty years of diversified responsibility within Department of Defense (DoD) management, including senior executive level positions in congressional relations; program development, management and administration; test design and analysis; research, development, test, and evaluation of major weapons systems. His areas of expertise include counter terrorism, mine detection, border control, military medicine, and weapons of mass destruction.

Col. Lacey has worked in executive and management positions with several corporations, including, most recently, Technology Team, Inc., in the role of Program Manager/Regional Specialist and Senior Policy Analyst, supporting the DoD Office of Partnership for Peace Information Management System (January

2001-August 2003). Prior to Technology Team, Inc., he held executive positions with Integrated Concepts & Research Corporation; Militec, Inc.; EWA, Inc; and LCC, Inc.

He served in combat as an Army Special Forces Officer. During the Vietnam conflict, he was awarded two Silver Stars for valor, four Bronze Stars for valor and service, and two Purple Hearts for wounds sustained. He was also awarded the Legion of Merit.

Col. Lacey is a graduate of the University of Rhode Island (1963) and the Defense Systems Management College Test and Evaluation Course (1975), and is an MS Candidate, Business Administration, at the University of Southern Illinois.

DAVID R. BAKER

Mr. Baker has been an attorney for over 49 years and has been Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham and Montgomery, Alabama and New York City, since March 2003. Since October 1993, Mr. Baker has been a Retired Partner of the law firm of Jones Day in its New York City office. Prior to joining Haskell Slaughter Young & Rediker, LLC, Mr. Baker was a partner in Baker, Johnston & Wilson LLP, Birmingham and New York City, from October 1998 to February 2003. Mr. Baker received his Juris Doctorate from Harvard Law School. He received dual Bachelor's Degrees in Philosophy from the University of Chicago and in Arts from Birmingham-Southern College. He is a member of the Alabama and New York State Bar Associations and the American and Alabama Law Institutes, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association's principal representative in New York to the United Nations. In addition, he serves as Chairman of the New York Legislative Service and is a Life Trustee of Birmingham-Southern College.

WILLIAM A. NITZE

Mr. William Nitze is currently President of Gemstar Group, Inc. (Global Environmental Market Solutions through Technology And Reform), which was founded in May 2001 to work with partners around the world in implementing market-based approaches to global environmental problems. Mr. Nitze is a graduate of Harvard College and Oxford University (UK) and received a J. D. degree from Harvard Law School. After a brief practice at the law offices of Sullivan and Cromwell in New York, he spent 14 years with Mobil Oil as a legal counsel, 4 years of which were spent in Japan.

He served as an Assistant Administrator of the Environmental Protection Agency
(EPA) for International Activities during the Clinton Administration (1994-2001) and Deputy Assistant Secretary of State for the Environment in the Reagan and Bush Administrations (1987-90). Mr. Nitze has written and spoken widely on environmental issues. In 1993-94 and 2002, he taught a new course on forming an international regime to address climate change at the Paul H. Nitze School of Advanced International Studies at The Johns Hopkins University. As President of the Alliance to Save Energy, Mr. Nitze led a broad coalition of business, government, labor and consumer interests in supporting and implementing policies and programs to promote energy efficiency.

Mr. Nitze is also founder of the Alliance's Business Council for Sustainable Energy. As an Assistant Administrator for International Activities at the EPA from 1994 to the end of the Clinton Administration, Mr. Nitze strengthened the EPA's international role by making it a key player in implementing NAFTA, managing its associated institutions and by making it the lead agency on environmental issues in several bi-national commissions co-chaired by Vice President Al Gore. He made environmental security a focus of the EPA's international work, instituting for the first time a formal working relationship among the Department of Defense, the Department of Energy and EPA on environmental security issues.

HARB S. AL-ZUHAIR

Born on July 4, 1938, Mr. Al-Zuhair received his primary education in Beirut and obtained a degree in civil engineering from the Portsmouth College of Technology, U.K. in 1961. In 1971, he established Electronics Equipment Marketing Co. (EEMCO) as a division of SADCO, a company run by his family. Mr. Al-Zuhair currently serves as President and Chief Executive Officer of Tetrad Development Co. Ltd., a company established to manage his various investments and business interests in Saudi Arabia. Mr. Al-Zuhair wholly-owns or has investments in a variety of other businesses, among them: construction, industrial, banking, mining, aviation and trading companies. Mr. Al-Zuhair is also serving as chairman, member of the board of directors and founding member of various companies in the Saudi Kingdom and abroad.

PETER J. LE BEAU

Mr. Peter Le Beau has extensive experience in commercial finance and investment banking (including structured finance, private/public asset-based financing, operating and leveraged leasing, debt and equity placements, mergers and acquisitions, and research and analysis), with a strong emphasis on the aviation and aerospace industries. Since 1996 and to the present, he has served as an Executive Director and Treasurer for the Soldiers', Sailors', Marines and Airmen's Club in New York City. From 2002 to 2003, he served as Director of Capital Markets for Residual Based Finance Corporation, a finance company involved in the acquisition of commercial aircraft and engines, where he was involved in the structuring and placement of a $400 million private equity fund focused on the acquisition of commercial aircraft and engines. From 2001 to 2002, he served as Senior Vice President of Finance with ComJet Aviation Leasing Corp. and from 1998 to 2001, he was Director of Commercial Aviation Finance with Summit Bank.

Currently, Mr. Le Beau is a member of Vietnam Veterans of America, the American Legion, Veterans of Foreign Wars, Soldiers', Sailors', Marines and Airmen's Club, Face the Challenge Foundation, the 82nd Airborne Division Association and the Squadron A Association. Mr. Le Beau received a Bachelor's degree in the field of management from St. John's University in 1967.

AUDIT AND FINANCE COMMITTEE

Peter Le Beau serves as the Chairman of the Audit Committee and David Baker is also a member. Both Mr. Le Beau and Mr. Baker are independent audit committee members according to the definition used by the NASD for audit committee independence, and Mr. LeBeau is an audit committee qualified financial expert.

The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each quarterly period and reviews and evaluates our internal control functions.

SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board consists of the following distinguished scientists:

DR. MELVIN SCHWARTZ; PROFESSOR OF PHYSICS EMERITUS AT COLUMBIA UNIVERSITY

Dr. Schwartz taught physics at Columbia University from 1958 to 1966 and then moved to Stanford, where he was a professor of physics from 1966 to 1983. For a number of years prior to his return to academia in 1991, Dr. Schwartz founded and ran a Silicon Valley company, Digital Pathways, Inc., devoted to data communications security.

In 1988, Dr. Schwartz received the Nobel Prize for Physics, along with two colleagues, for research concerning neutrinos, which are subatomic particles that have no electric charge and virtually no mass. It is exceptionally rare for neutrinos to interact with matter and, as a result, it has been extremely difficult to detect them in laboratory research (e.g., estimates say that only one in ten billion neutrinos traveling through the earth would interact with a particle of matter during the passage). Acting on Schwartz's suggestion, the group of three scientists devised a way to increase the statistical probability of neutrino interactions. They did this by producing a beam consisting of hundreds of billions of neutrinos and then sending the beam through a detector of solid matter. The researchers achieved success by using a particle accelerator to generate a stream of high energy protons, which were then fired at a target made of the metal beryllium. A stream of different particles, including pi mesons, were produced by this bombardment. As they traveled, the particles decayed into mu mesons and neutrinos. The stream of particles exiting from the beryllium target then passed through a 44 feet thick steel barrier that filtered out all particles except neutrinos. This resulted in a pure neutrino beam, which subsequently entered a large aluminum detector in which a few neutrinos interacted with the aluminum atoms. The scientists analyzed these interactions and discovered a new type of neutrino, which came to be known as the muon neutrino.

Dr. Schwartz spent his undergraduate and graduate years at Columbia University in New York and received his Ph. D. in 1958.

DR. GIOVANNI G. FAZIO; SENIOR PHYSICIST AT THE HARVARD SMITHSONIAN CENTER FOR ASTROPHYSICS

Dr. Fazio is presently Senior Physicist, Harvard-Smithsonian Center for Astrophysics; Associate, Harvard College Observatory; and a Member of the Faculty, International Space University, Strasbourg, France.

Dr. Giovanni Fazio received his Ph.D in Physics in 1959 from the Massachusetts Institute of Technology, Cambridge, MA. His graduate work was in the field of Elementary Particle Physics. Dr. Fazio spent his undergraduate years at St. Mary's University, TX and received his Bachelors of Science in Physics and his Bachelor of Arts in Chemistry.

In 1959 Dr. Fazio joined the University of Rochester, where he pioneered the development of balloon-borne gamma-ray telescopes and was the Principal Investigator for the gamma-ray detector experiment on the first Orbiting Solar Observatory. In 1962 Dr. Fazio joined the Smithsonian Astrophysical Observatory and the Harvard College Observatory, where he initiated a program in gamma-ray astronomy using balloon-borne and ground-based detectors. He also initiated the construction of the 10-meter optical reflector at the F. L. Whipple Observatory, Arizona, to search for ultrahigh-energy cosmic gamma-rays.

In the early 1970's Dr. Fazio pioneered the development of large balloon-borne telescopes for far-infrared astronomical observations above the atmosphere, and in the 1980's flew the first infrared astronomical telescope on the Space Shuttle. He has been a member of numerous NASA advisory committees and principal investigator on the following NASA infrared programs: the 1-Meter Balloon-Borne Far-Infrared Telescope Experiment, the Infrared Telescope Experiment which flew on the Spacelab 2 flight of the Space Shuttle, and the Infrared Array Camera experiment on the Spitzer Space Telescope, one of NASA's Great Observatories, and co-investigator on the Submillimeter Wave Astronomical Satellite (SWAS). His current research interests also include the development of infrared instrumentation and the use of infrared array cameras on ground-based telescopes to observe the early Universe, ultraluminous galaxies, young stellar objects, planetary nebulae, and star formation regions.

Dr. Fazio is also past President of the International Astronomical Union's Division XI and Commission 44 (Space and High Energy Astrophysics); past Chairman, Universities Space Research Association (USRA) Science Council for Astronomy and Space Physics; and past Vice-Chairman of the COSPAR Commission on

Research in Astrophysics from Space. Dr. Fazio is a Fellow of the American Physical Society and past chairman of its Astrophysics Division, a Fellow of the American Association for the Advancement of Science (AAAS), a member of the American Astronomical Society and past chairman of its High Energy Astrophysics Division. He is also a member of the International Astronomical Union, the International Academy of Astronautics, the Optical Society of America, and a Fellow of the Royal Astronomical Society. He has published more than 240 scientific papers.

DR. ROBERT J. MACEK; GUEST SCIENTIST, LOS ALAMOS NEUTRON SCIENCE CENTER AND SENIOR SCIENTIST, TECHSOURCE INC., SANTA FE, NM.

Dr. Robert J. Macek retired in July 2003 from the Los Alamos National Laboratory where he had been a technical staff member for over 30 years. He has held various management positions at Los Alamos including deputy group leader, group leader, associate division leader, program manager, accelerator (Proton Storage Ring, PSR), facility manager and, most recently, project leader for two PSR upgrade projects. During this time he has been engaged in particle and nuclear physics research, accelerator R&D as well as accelerator operations and development.

Dr. Macek's work over the past decade has focused on accelerator physics R&D and performance improvements for the Los Alamos PSR. His work on beam losses, space charge effects and electron cloud instabilities for this high intensity machine has attracted considerable interest and resulted in collaboration with other laboratories to resolve the electron cloud instability in high intensity proton rings. Laboratories in the collaboration include Argonne National Lab, Lawrence Berkeley, FermiLab, Brookhaven National Lab, Princeton Plasma Physics Laboratory and the SNS project at OakRidge National Laboratory.

Dr. Macek received his Ph.D. in High Energy Physics from the California Institute of Technology in Pasadena.

DR. ANDREW J. LANKFORD; PROFESSOR OF PHYSICS AND CHAIR OF THE DEPARTMENT OF PHYSICS AND ASTRONOMY, UNIVERSITY OF CALIFORNIA, IRVINE

Dr. Andrew J. Lankford is a Professor of Physics and Chair of the Department of Physics and Astronomy at the University of California, Irvine. Prior to joining the University of California, Dr. Lankford served as a physicist in the Research Division at the Stanford Linear Accelerator Center and as a scientist and research physicist in the Physics Research Division at the Lawrence Berkeley Laboratory. He has also held teaching positions in the Departments of Physics at Stanford University and Yale University. Dr. Lankford is actively involved in research in elementary particle physics. He has considerable expertise in particle and radiation detectors and in signal processing and data acquisition electronics.

He is currently working on research projects with CERN, the European Organization for Nuclear Research, which is the world's largest particle physics laboratory, and with the Stanford Linear Accelerator Center (SLAC). In recent years, he has played major roles in the management of the principal experiments at these laboratories, the BABAR Experiment at SLAC and the ATLAS Experiment at CERN. He serves on advisory panels for the Fermi National Accelerator Laboratory, Brookhaven National Laboratory, and the Institute of High Energy Physics, Beijing.

Dr. Lankford received his Ph.D. in Physics and M. Phil in Physics from Yale University. He also holds a B.S. in Mathematics and Physics, Magna Cum Laude with Departmental Honors, from Yale. He was the recipient of an Alfred P. Sloan Fellowship, and he is a Fellow of the American Physical Society. He is the author of more than 350 publications.

There are no material agreements between us and any of the members of the Scientific Advisory Board. On August 27, 2003, our Board of Directors approved the issuance and grant of non-qualified stock options to each of the four members of the Scientific Advisory Board to purchase 10,000 shares of our common stock, with an exercise price of $1.02 and a term that ends August 27, 2009.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all executive officers, directors and persons who are the beneficial owners of more than 10% of the common stock of HiEnergy Technologies to file reports of ownership with the SEC indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report in this Annual Report on Form 10-K any failure to comply therewith during the fiscal year ended April 30, 2004. As of the date of this Report, one of our directors, Harb Al-Zuhair, has yet to file on Form 5 any changes in beneficial ownership. One of our directors, David R. Baker, has filed, but has not updated an annual statement of ownership filed on Form 5 in November 2003. Our directors, Col. William J. Lacey, Peter J. Le Beau and William A. Nitze, recently joined our Board in July and August 2004, and have yet to file a statement of beneficial ownership. With the exception of the foregoing, the Company believes that all of these filing requirements were satisfied by its executive officers and by the beneficial owners of more than 10% of our common stock. In making this statement, the Company has relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation that we have paid to our named executive officers for the three fiscal years ended April 30, 2004, 2003 and 2002. With the exception of Dr. Maglich, no executive officers received more than $100,000 in annual salary and bonus during the fiscal year ended April 30, 2004. Dr. Maglich served as Chairman, Chief Executive Officer, President, Treasurer and Chief Scientific Officer of HiEnergy Microdevices during the fiscal years 2004 and 2003. He was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies on April 25, 2002. Dr. Maglich was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 10, 2003. No other compensation was granted for the periods covered.

                                                                                       LONG TERM COMPENSATION
                                                                                -----------------------------------
                                                   ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                             --------------------------------   -----------------------     -------
                                 FISCAL                               OTHER     RESTRICTED   SECURITIES               ALL OTHER
                                 YEAR                                ANNUAL       STOCK      UNDERLYING      LTIP      COMPEN-
                                 ENDED       SALARY       BONUS      COMPEN-      AWARDS      OPTIONS/      PAYOUTS     SATION
NAME AND PRINCIPAL POSITION     APRIL 30       ($)         ($)       SATION         ($)       SARs (#)        ($)        ($)
---------------------------     --------     --------    -------    ---------   ----------   ----------     -------   ---------
Bogdan Maglich                    2004       $220,046        -0-                                               -0-       -0-
Chairman, Chief Executive         2003       $157,713    $50,000      $47,401         -0-       456,717        -0-       -0-
Officer, President,               2002        $80,734    $50,000      $24,952    $196,148     2,482,011        -0-       -0-
Treasurer, and Chief
Scientific Officer


The Other Annual Compensation amounts paid to Dr. Maglich consisted of the following personal expense reimbursements:

         EXPENSE CATEGORY         FISCAL YEAR    FISCAL YEAR ENDED    FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                   ENDED 2004           2003                2002                  2001
      -------------------------   -----------    -----------------    -----------------    -----------------
      Auto Lease                       -0-             $17,500              $6,705               $15,745
      Auto Insurance                  $212              $1,144              $1,438                $2,017
      Auto Expenses (other)         $1,046                 -0-                $500                  $471
      Home Rent                        -0-                 -0-             $13,750                $6,500
      Medical & Dental
        Reimbursements             $24,088             $28,757              $2,559                $1,933
      TOTAL                        $25,345             $47,401             $24,952               $26,666

Dr. Maglich also received compensation in the form of shares of restricted common stock of HiEnergy for fiscal year 2004 as follows:


OPTION GRANTS

The following table sets forth information with respect to stock options granted to each named executive officer during our most recent fiscal year ended April 30, 2004. We have never granted any stock appreciation rights.

                                                                            PERCENT OF TOTAL
                                            NUMBER OF SECURITIES        OPTIONS/SARs GRANTED TO    EXERCISE OF BASE
                NAME                   UNDERLYING OPTIONS/SARs GRANTED  EMPLOYEES IN FISCAL YEAR    PRICE ($/SHARE)
----------------------------------     -------------------------------  ------------------------   ----------------
Bogdan Maglich                                   456,717(1)                       31%                    $2.81
Chairman, Chief Executive Officer,
President, Treasurer, and Chief
Scientific Officer

------------
(1) Option was granted on February 11, 2003 and was fully vested and exercisable on the date of grant pursuant to his employment agreement.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth information with respect to fiscal year-ended April 30, 2004 option values. No stock options were exercised by the named executive officers during the fiscal year ended April 30, 2004.

                                                              NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                SHARES                      OPTIONS/SARs AT THE FISCAL    IN-THE-MONEY OPTIONS/SARs
                              ACQUIRED ON                            YEAR END                 AT FISCAL YEAR-END
                               EXERCISE         VALUE                  (#)                           (#)
           NAME                   (#)         REALIZED      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-------------------------     -----------     --------      --------------------------    -------------------------
Bogdan Maglich                    --             --             2,898,728 / 0                 $481,188 (1)
Chairman, Chief Executive
Officer, President,
Treasurer, and Chief
Scientific Officer

----------
(1) The value of Dr. Maglich's options has been calculated based on the difference between the closing price of our stock on the OTC Bulletin Board(R) on April 30, 2004 $0.30 per share and the exercise prices of his stock options at $0.134 per share. No effect is given to the shares exercisable at $2.81 per share.

COMPENSATION OF DIRECTORS

The Board previously approved a plan to grant each director 2,000 shares of common stock or stock options for each meeting attended, and the directors were each granted stock options in varying amounts for their services. On November 7, 2003, the Board approved an increase to the number of shares or stock options due each director for each meeting attended to 3,000 restricted shares of common stock or stock options, immediately effective on said date. Additionally, all directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

HiEnergy Microdevices compensated its directors with shares of its common stock for their service as directors prior to the reverse takeover by HiEnergy Technologies. During the fiscal year ended April 30, 2002, the following HiEnergy Microdevices directors received shares of HiEnergy Microdevices common stock for their service as directors: Mr. Richard Alden received 3,500 shares with an estimated value of $3,500; Mr. Gregory Gilbert received 1,000 shares with an estimated value of $1,000; and Mr. Edward Finch received 1,000 shares with an estimated value of $1,000. These shares were subsequently converted by each of the directors into shares of our common stock through participation in the voluntary share exchange transaction with us.

EMPLOYMENT CONTRACTS

In March 2002, Microdevices entered into an employment agreement with its Chief Scientist/Chairman of the Board. In May 2002, we assumed the employment agreement, which was subsequently amended in December 2002 and July 2003. Major commitments included in the agreement, as amended, are as follows:

     o We must pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to our officers. If the pretax profit in any fiscal year exceeds $0.20 per share, then his bonus in that year must not be less than $50,000.

     o We will grant our Chief Scientist/Chairman of the Board annually, during the term of the employment agreement, stock options to exercise a number of shares of common stock equal to the greater of (i) 1% per annum of the our common stock issued and outstanding or (ii) 10% of the total number of options granted by us for services in that year. In either case, the exercise price on the stock options is equal to the average price of our traded shares for the preceding 30 days prior to the date of the grant.

     o We will provide our Chief Scientist/Chairman of the Board with a car, family health insurance, life and disability insurance, and reimbursements for reasonable out-of-pocket expenses, not to exceed $39,200 in any one year, and any personal tax liabilities arising up to $75,000.

     o We must pay our Chief Scientist/ Chairman of the Board a base salary in cash as follows:

                 January 1, 2004 to December 31, 2004 $175,000 per year January 1, 2005 to December 31, 2005 $175,000 per year January 1, 2006 to December 31, 2006 $283,013 per year

     o We must pay our Chief Scientist/ Chairman of the Board a supplemental salary of $2,800 per month for the duration he serves as our Chief Executive Officer, pursuant to an authorization from the Board of Directors in July 2003.

     o If the employment agreement is terminated by us without cause, we must pay our Chief Scientist / Chairman of the Board, on the termination date, an amount equal to two years of the minimum annual base salary.

     o The employment agreement between our Chief Scientist/Chairman of the Board and us is effective until December 31, 2006.

In April 2004, we entered into an employment agreement with our Director of Sales and Marketing, Mr. Sean Moore. Major terms of the agreement are as follows:

     o    We will pay him an annual salary of $80,000 per year.

     o We will grant him 50,000 stock options per year under its Qualified Incentive Stock Option Plan.

     o    Mr. Moore will be able to participate in our health and dental plan.

     o Mr. Moore will be eligible for additional incentive bonuses based on his performance and once a specific product and a sales plan has been finalized.

In July 2004, we entered into an employment agreement with Jim Hertzog to serve as our Controller. Major terms of the agreement are as follows:

     o We will pay him $60 per hour for work performed beginning July 26, 2004.

     o We will grant him 100,000 warrants with a five year term at the closing price as of July 26, 2004. The warrants vested immediately and will be included in our next registration statement to be filed with the SEC.

     o We will reimburse him, on a monthly basis, for the medical and dental insurance plan he currently participates.

     o We will pay for any legal costs that Mr. Hertzog may incur in connection with any work that he is undertaking on our behalf and indemnify Mr. Hertzog against any judgments not covered under our current Directors and Officers insurance policy.

     o We will keep our Directors and Officers insurance coverage in effect at all times with the present policy limits and for a period of three years following the termination of Mr. Hertzog's employment with us on a commercially reasonable effort.

     o We will reimburse Mr. Hertzog for reasonable out-of-pocket expenses for his home office.

     o Mr. Hertzog may continue to do that majority of his work on our behalf from his home but will come to Irvine on an as-needed basis.

     o Mr. Hertzog will continue with the same role with our company as he has had in the past and will take direction from Dr. Maglich.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Compensation Committee currently consists of Mr. Harb Al-Zuhair and Mr. William A. Nitze.

None of our executive officer of our serves as a director or member of the compensation committee of any other entity whose executive officers serve as one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


SECURITY OWNERSHIP LISTED BELOW AS OF AUGUST 31, 2004

                                                      NUMBER OF       PERCENT OF
NAME OF BENEFICIAL OWNER                                SHARES       OUTSTANDING
-------------------------------------------------    --------------  -----------
Dr. Bogdan C. Maglich,                                9,450,917 (1)     24.09%
Chairman of the Board, Chief Executive Officer,
President, Treasurer and Chief Scientific Officer

Colonel William J. Lacey, Jr.,                          166,429 (2)      0.46%
Director

Harb S. Al-Zuhair,                                    1,056,422 (3)      2.92%
Director

William B. Nitze,                                       187,762 (4)      0.52%
Director

David R. Baker,                                         600,493 (5)      1.66%
Director

Peter J. Le Beau,                                        56,500 (6)      0.16%
Director

All Executive Officers & Directors As A Group        11,518,523 (7)     29.81%
(6 Persons)

---------

(1) Includes 1,519,108 shares owned directly by Dr. Maglich, 1,181,735 shares owned by Advanced Projects Group, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder, 2,120,125 shares owned by Maglich Family Holdings, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder, and 1,380,000 shares owned by Maglich Innovations Fund Inc., a Delaware corporation, of which Dr. Maglich is sole director, officer and direct or indirect stockholder. Dr. Maglich disclaims beneficial ownership of the stock held by Maglich Family Holdings, Inc. and Advanced Projects Group, Inc. beyond his pecuniary interest. Also includes 3,249,949 shares of common stock issuable upon the exercise of currently exercisable stock options.

(2) Includes 22,353 shares of common stock owned directly by Col. Lacey and 144,706 shares of common stock issuable upon the exercise of fully-vested stock options.

(3) Includes 823,540 shares of common stock owned directly by Mr. al-Zuhair. Also includes 17,882 shares of common stock issuable upon the exchange of 800 shares of HiEnergy Microdevices common stock held by Mr. al-Zuhair. The 800 shares of HiEnergy Microdevices common stock are subject to payment of a promissory note in the amount of $3.50 per share, or a total of $2,800. Includes 100,000 shares of common stock issuable upon the exercise of currently exercisable stock options which were exercisable as of May 16, 2004 and 115,000 shares of common stock underlying stock options, half of which became exercisable on May 7, 2004, and half of which become exercisable as of November 7, 2004. Also includes 57,500 shares of common stock underlying stock options which are exercisable as of May 7, 2004.

(4) Includes 111,762 shares of common stock owned directly by Mr. Nitze. Also includes 76,000 shares of common stock issuable upon the exercise of fully vested stock options.

(5) Includes 263,012 shares of common stock owned directly by Mr. Baker. Also includes 20,236 shares of common stock issuable upon the exchange of 60,710 shares of common stock registered in the name of BJW Investments, LLC, an Alabama limited liability company, of which Mr. Baker was a member, but the beneficial interests in which have been distributed to the members, so that Mr. Baker has no interest in, dispositive power over, or right to vote, the remaining 40,474 shares, and 152,245 of the shares owned by Advanced Projects Group, a Delaware corporation, attributable to Mr. Baker as a stockholder. Mr. Baker disclaims beneficial ownership of the stock held by Advanced Projects Group beyond his pecuniary interest. Also includes 50,000 shares of common stock underlying stock options which were exercisable as of May 16, 2004 and 115,000 shares of common stock underlying stock options, half of which became exercisable on May 7, 2004, and half of which become exercisable as of November 7, 2004.

(6) Includes 5,000 shares of common stock owned directly by Mr. Le Beau. Also includes 1,500 shares of common stock issuable upon the exchange of 67 shares of HiEnergy Microdevices common stock held by Mr. Le Beau. Also includes 100,000 shares of common stock underlying stock options 50% of which are exercisable as of January 16, 2004 and the other 50% of which are exercisable as of January 16, 2005.

(7) The number of shares beneficially owned takes into account the details set forth in the preceding footnotes.

The number of shares of common stock outstanding used in calculating the percentages was 35,987,779, the number of shares of common stock outstanding as of the date of thisReport. The beneficial ownership for each listed person includes those shares of common stock underlying options held by such persons on the date of this Report that are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

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

The address for those listed above is: c/o HiEnergy Technologies, Inc., 1601-B Alton Parkway, Irvine, California 92606. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

CHANGE IN CONTROL

There are no arrangements known to us the operation of which may result in a change of control of HiEnergy Technologies.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of April 30, 2004 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

     o    all compensation plans previously approved by security holders; and


     o    all compensation plans not previously approved by security holders.

                                       (a)                    (b)                         (c)
                                                                                 NUMBER OF SECURITIES
                               NUMBER OF SECURITIES                             REMAINING AVAILABLE FOR
                                TO BE ISSUED UPON       WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                   EXERCISE OF         EXERCISE PRICE OF    COMPENSATION PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
      PLAN CATEGORY            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            COLUMN (a))
---------------------------   ---------------------   --------------------  -----------------------------
Equity compensation
plans approved by
security holders (1),
(2), (3), (4), (5)                  6,166,949                $0.79                      55,000

Equity compensation
plans not approved by
security holders (6)                  572,726                $1.64                     500,000

Total (7)                           6,739,975                $0.84                     555,000

---------
(1) On April 24, 2002, our Board of Directors approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 2,482,011 shares of our common stock with an exercise price of $0.134 and a term that ends on November 30, 2008. The stock option was granted pursuant to the reverse takeover of HiEnergy Microdevices by SLW and Dr. Maglich's agreement to cancel a HiEnergy Microdevices' stock option to purchase 111,040 shares of HiEnergy Microdevices common stock with an exercise price of $3.00 and a term that would have ended on November 30, 2008. The number of shares and exercise price for the HiEnergy Technologies stock option was determined by using the same exchange rate as that used in the voluntary share exchange transaction, or 22.3524 shares of our common stock for each share of HiEnergy Microdevices. The stockholders of HiEnergy Technologies ratified and approved the grant of the stock option at the Annual Meeting of Stockholders that took place on October 10, 2002.

(2) The employment agreement between Dr. Maglich and HiEnergy Technologies contemplates the issuance of the following stock options to Dr. Maglich annually through the term of the employment agreement, or until December 31, 2006: options to purchase one percent per year of HiEnergy Technologies' common stock issued and outstanding at the end of each year with an exercise price equal to the average trading price for the preceding thirty days and with terms of five years. In no case, without permission of Dr. Maglich, may the number of options granted him in a given year be less than ten percent of the total number of options granted by HiEnergy Technologies for services in that year. That could result for instance in annual issuances of options to acquire about 350,000 shares of common stock, at today's capitalization, or more if we grant options to purchase more than 3,500,000 shares of common stock in one year. That number of shares may increase dramatically year to year or over the course of six years. Our stockholders approved Dr. Maglich's Employment Agreement in October 2002.

(3) Pursuant to the foregoing (see footnote (2)), on February 11, 2003 our Board of Directors approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 416,717 shares of our common stock with an exercise price of $2.81 and a term that ends on February 11, 2008, pursuant to his employment agreement with us. On June 26, 2003 our Board of Directors approved (due to an error in the calculation of the grant approved by the Board on February 11, 2003) the issuance and grant of an incidental non-qualified stock option to Dr. Maglich to purchase an additional 40,000 shares of our common stock with an exercise price of $2.81 and a term that ends on February 11, 2008. On December 31, 2003, we granted Dr. Maglich 313,221 stock options with an exercise price of $0.87 required under the terms of his employment agreement for calendar year 2003.

(4) On May 5, 2003, our Board of Directors approved the HiEnergy Technologies 2003 Stock Incentive Plan (the "Plan") to provide equity incentives to our employees, officers, directors and service providers. The Board decided to reserve 700,000 shares of our authorized and unissued common stock for future issuance under the Plan. On May 28, 2003 our Board of Directors approved an increase in the amount of the reserve of shares to be issued under the Plan to 2,000,000 shares of authorized and unissued Common Stock. Our stockholders approved the Plan on November 7, 2003.

(5) On May 16, 2003, our Board of Directors approved the issuance and grant of incentive stock options and non-qualified stock options under the Plan to our employees and consultants to purchase 400,000 shares of our common stock with an exercise price of $0.75 and a term that ends on May 16, 2009. On June 26, 2003 our Board of Directors approved the issuance and grant of incentive stock options to our employees to purchase 90,000 shares of our common stock with an exercise price of $0.75 and a term that ends on June 26, 2009. On July 16, 2003 our Board of Directors approved the issuance and grant of non-qualified stock options to our consultants of to purchase 200,000 shares of our common stock with an exercise price of $0.50 and a term that ends on July 16, 2009. On August 27, 2003 our Board of Directors approved the issuance and grant of incentive stock options to our employees of to purchase 65,000 shares of our common stock, and nonqualified options to our consultants of to purchase 40,000 shares of our common stock, with an exercise price of $1.02 and a term that ends August 27, 2009. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to one of our directors to purchase 100,000 shares of our common stock, with an exercise price of $0.35 and a term that ends November 7, 2009. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to our directors and consultants to purchase 740,000 shares of our common stock, with an exercise price of $1.25 and a term that ends November 7, 2009. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to one of our directors to purchase 100,000 shares of our common stock, with an exercise price of $0.35 and a term that ends November 7, 2009, and on December 4, 2003, we granted stock options to our employees and consultants to purchase 350,000 shares of our common stock, with an exercise price of $0.90 and a term that ends December 4, 2009. On April 29, 2004, we granted stock options to our employees to purchase 100,000 shares of our common stock, with an exercise price of $2.06 and a term that ends April 29, 2010.

(6) On July 12 2002, we issued and granted a non-qualified stock option to Isaac Yeffet to purchase up to 1,000,000 shares of our common stock with an exercise price of $1.00 per share. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant,

     Inc., of which Mr. Yeffet is the sole principal, and HiEnergy Technologies. One half of the shares were exercisable immediately and the other half were to become exercisable beginning one year after our MiniSenzor product is operational and ready to be shown for approval to appropriate authorities. The stock option agreement was amended and restated in September 2002 to add a cashless exercise provision. We terminated our consulting agreement with Mr. Yeffet in October 2003, at which time the second 500,000 options had not become exercisable. On August 1 2002, we issued a stock option to Primoris Group Inc. to purchase 400,000 shares of common stock at $2.00 per share with a term of 5 years in connection with a consulting agreement. Primoris Group Inc. provided us investor relations services. On September 25, 2002, as an accommodation to adjust amounts owing to QED Law Group, P.L.L.C., we issued stock options to Shea Wilson and Derek Woolston to purchase an aggregate of 45,454 shares of common stock at $1.00 per share. On December 19 2002, as an accommodation to adjust amount owing to QED Law Group, P.L.L.C., we issued additional stock option to Shea Wilson and Derek Woolston to purchase an aggregate of 27,272 shares of common stock at $2.24 per share. On November 7, 2003, our Board of Directors approved a Grant Share Program, which reserves up to 500,000 shares of our authorized and unissued common stock, for the future issuance of stock options with an exercise price of $1.25 per share and an exercise term of 6 years.

(7)  The preceding footnotes all affect this total.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

On July 28, 2003, we entered into an exclusive International Distribution Agreement for our 3C34CarBomb Finder device with Electronic Equipment Marketing Company (EEMCO). EEMCO is majority-owned by Harb Al-Zuhair, one of our directors. This agreement is described in more detail in the section entitled Marketing and Distribution Strategy, in Part I of this Report.

LOANS FROM EXECUTIVE OFFICERS AND DIRECTORS

During the fiscal year ended April 30, 2004, we incurred the following material notes payable to current and former officers and directors that involved amounts in excess of $60,000:

     o In December 2003, we signed a promissory note with Dr. Maglich for expense reimbursements totaling $15,712.88. The note is non-interest bearing and is due on demand by Dr. Maglich. The full amount was paid in June 2004.

     o In January 2004, we signed promissory notes with Dr. Maglich for a bonus that was due to him and a loan that was made to us totaling $40,380.77. The notes are non-interest bearing and are due on demand by Dr. Maglich. In June 2004, $4.380.77 was repaid to Dr. Maglich and $36,000 remains outstanding.

     o In March 2004, we signed a promissory note with Dr. Maglich for expense reimbursements totaling $6,000. The note is non-interest bearing and is due on demand by Dr. Maglich. The full amount of the note remains outstanding.

     o In April 2004, we signed promissory notes with Dr. Maglich for loans that were made to us totaling $187,840. The notes are non-interest bearing and are due on demand by Dr. Maglich. In May 2004, $22,840 was repaid to Dr. Maglich and $165,000 remains outstanding.

     o In August 2004, we signed promissory notes with Dr. Maglich for loans that were made to us totaling $211,000. The notes are non-interest bearing and are due on demand by Dr. Maglich.

CERTAIN BUSINESS RELATIONSHIPS

Except with respect to our lease with Del Mar Aviation and the reverse take-over transaction that occurred on April 25, 2002, no director or nominee for director is or has been during the fiscal year ended April 30, 2004, an executive officer or beneficial owner of more than 10% of any other entity that has engaged in a transaction with us in excess of 5% of either companies' revenues or assets.

INDEBTEDNESS OF MANAGEMENT

There are no persons who are directors or executive officers of our company, nominees for election as a director, immediate family members of the foregoing, corporations or organizations in which the foregoing are executive officers or partners, or 10% of the shares of which are directly or beneficially owned by the foregoing, trusts or estates in which the foregoing have a substantial beneficial interest or as to which the foregoing serve as a trustee or in a similar capacity that are indebted to us in an amount in excess of $60,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

THE EXHIBIT INDEX IMMEDIATELY FOLLOWING THE SIGNATURE PAGE OF THIS REPORT IS HEREBY INCORPORATED HEREIN BY REFERENCE.

REPORTS ON FORM 8-K

On August 25, 2004, we filed a report on Form8-K dated August 24, 2004. The report disclosed under Item 5 that we were making all diligent efforts to cure its failure to timely file its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, in response to our having received an extraordinary volume of inquiries.

On August 20, 2004, we filed a report on Form 8-K dated August 19, 2004. The report disclosed under Item 5 the changing of the designated trading symbol for our common shares from "HIET" to "HIETE" as a result of our being delinquent in our periodic reporting requirements under the Securities Exchange Act.

On August 9, 2004, we filed a report on Form 8-K dated August 9, 2004. The report disclosed under Item 5 that we held a Special Meeting of the Board of Directors to increase the number of members comprising the Board of Directors, to appoint William A. Nitze and Peter J. Le Beau as members of the Board of Directors and to appoint David R. Baker and Peter J. Le Beau to serve on our Audit Committee, of which Mr. Le Beau will serve as Chairman.

On July 8, 2004, we filed a report on Form 8-K dated July 8, 2004. The report disclosed under Item 5 that we received a "Wells Notice" and written requests for information from the SEC.

On June 17, 2004 we filed a report on Form 8-K dated June 17, 2004. The report disclosed under Item 5 that our technical team was scheduled to demonstrate and test the operation of its CarBomb Finder(TM) in Spain on July 8, 2004. The report further disclosed under Item 9 our response to news stories concerning the Securities and Exchange Commission's filing of an application for order requiring compliance with administrative subpoenas.

On June 9, 2004 we filed a report on Form 8-K dated June 9, 2004. The report disclosed under Item 5 that the House of Representatives had approved $1,500,000 for Stoichemetric Explosives Detection Systems in FY 2005 National Defense

Authorization Act. The report further disclosed under Item 9 that we would be restating its past financial statements.

On May 21, 2004, we filed a report on Form 8-K dated May 21, 2004. The report disclosed under Item 5 that we are developing a new product called the Refractorymeter and had submitted a patent application with the United States Patent Office on March 11, 2004.

On May 17, 2004, we filed a report on Form 8-K dated May 17, 2004. The report disclosed under Item 5 that we had placed orders for key components of 10 CarBomb Finders(TM); had executed a Preliminary Manufacturing Facility Assessment Agreement with Lockwood-Greene, and had appointed a Director of Sales and Marketing to its team.

On April 12, 2004, we filed a report on Form 8-K/A dated April 9, 2004. The report disclosed under Item 7 that we were filing complete copies of some agreements, to include certain information which was accidentally omitted when the exhibits were originally filed.

On April 13, 2004, we filed a report on Form 8-K dated April 9, 2004. The report disclosed under Item 9 that we were filing complete copies of some agreements, to include certain information which was accidentally omitted when the exhibits were originally filed.

On April 8, 2004, we filed a report on Form 8-K dated April 6, 2004. The report disclosed under Item 9 that we had entered into a non-exclusive oral understanding with a consortium which was assembled by the Dallas - Fort Worth Homeland Security Alliance (the "Alliance"), for the consortium to evaluate and potentially implement solutions for manufacturing, product development, servicing, and marketing.

On February 25, 2004, we filed a report on Form 8-K dated January 15, 2004. The report disclosed under Item 5 that we had been engaged in additional financing pursuant to a small loan from its Chairman, a private placement of Convertible Notes and Warrants, and a private placement of Common Stock and Warrants.

On November 12, 2003, we filed a report on Form 8-K dated November 7, 2003. The report disclosed under Item 9 that we had held its Annual Meeting of Stockholders on November 7, 2003, and detailed the disclosure presented at the Annual Meeting of Stockholders.

On November 6, 2003, we filed a report on Form 8-K dated October 30, 2003. The report disclosed under Item 9 that we had been featured on Fox News Channel's national investigative report on new cutting-edge technologies currently in development for airport security.

On October 8, 2003, we filed a report on Form 8-K dated October 7, 2003. The report disclosed under Item 5 that we had executed a Memorandum of Understanding with the Directorate of Spanish Airports and Navigation known as AENA (Aeropuertos Espanoles y Navegacion Aerea), to form a collaborative effort with HiEnergy to use HiEnergy's Stoichiometer technology to improve the security of Spain's airports.

On September 16, 2003, we filed a report on Form 8-K dated September 15, 2003. The report disclosed under Item 9 that we had been cleared by the U.S. Army to present two scientific papers at the International Conference on Requirements and Technologies for the Detection, Removal and Neutralization of Landmines and UXO, which would be taking place in Brussels, Belgium, September 15-18, 2003.

On September 12, 2003, we filed a report on Form 8-K dated September 11, 2003. The report disclosed under Item 9 that we wanted to respond to questions from investors and to comment on whether we are owned or controlled by associates of Philip Gurian, pursuant to publicized allegations from the SEC for the purpose of enforcing subpoenas it issued to Philip Gurian, Jeannine Gurian, Rheal Cote and Benil Finance Ltd.

On June 20, 2003, we filed a report on Form 8-K dated June 20, 2003. The report disclosed under Item 9 that we had engaged a German-based business and financial consultant, and furthermore, that we had engaged a German Investor Relations Firm and would be listed on the Berlin Stock Exchange.

On June 11, 2003, we filed a report on Form 8-K dated June 10, 2003. The report disclosed under Item 5 that our Contract with the Naval Surface Warfare Center
(NSWC), already approved and funded by DARPA, was not granted on financial grounds. We also announced the results of open air in-field tests of our MiniSenzor technology for the U.S. Navy on January 9, 2003 in Indian Head, MD.; and also announced development of our new product, the CarBomb Finder.

On May 19, 2003, we filed a report on Form 8-K dated May 16, 2003. The report disclosed under Item 5 the close and results of the "Exchange Offer" announced by us in a Form 8-K dated May 12, 2003, to the holders of our Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Exchange Offer concluded on May 16, 2003 at 5 pm., and one hundred percent (100%) of the holders of our Series A Preferred Stock elected to exchange all of their shares of Series A Preferred Stock for Common Stock pursuant to the terms and conditions of the Exchange Offer.

On May 12, 2003, we filed a report on Form 8-K dated May 9, 2003. The report disclosed under Item 5 an Exchange Offer made on May 9, 2003 from us to our Series A investors to issue our Common Stock in exchange for the surrender of outstanding shares of our Series A Preferred Stock, for the purpose of retiring our Series A Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of the date of this Report, we have incurred audit services of $279,774, audit related services of $131,704, tax preparation services of $17,472 and other services of $0. All of the services were provided by Singer Lewak Greenbaum & Goldstein LLP. Singer Lewak Greenbaum & Goldstein LLP has not performed any other services for us not expressly mentioned above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HIENERGY TECHNOLOGIES, INC.


                                         By:            /s/
                                             -----------------------------
                                         Bogdan C. Maglich,
                                         Chief Executive Officer, President,
                                         Treasurer and Chief Scientific Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)


Date: September 13, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Chairman of the Board, Chief Executive Officer,
                               President, Treasurer and Chief Scientific Officer
                               (Principal Executive Officer and
        /s/                    Principal Financial Officer)
-------------------------
Bogdan C. Maglich

        /s/                    Director
-------------------------
Harb Al-Zuhair

        /s/                    Director
-------------------------
David R. Baker

        /s/                    Director
-------------------------
William J. Lacey, Jr.

        /s/                    Director
-------------------------
Peter J. Le Beau

        /s/                    Director
-------------------------
William A. Nitze

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------

2.1 (1) Voluntary Share Exchange Agreement by and between HiEnergy Technologies, Inc. and HiEnergy Microdevices, Inc. dated March 22, 2002

2.2 (5) Agreement and Plan of Merger dated October 18, 2002 by and between the Registrant and its wholly owned subsidiary, HiEnergy Technologies, Inc., a Delaware corporation

3.1 (5) Certificate of Incorporation of HiEnergy Technologies, Inc., a Delaware corporation, filed on October 17, 2002

3.2 (5) Bylaws of HiEnergy Technologies, Inc., a Delaware corporation, adopted on October 18, 2002

3.3 (10)       Certificate of Elimination of Series A Convertible Preferred
               Stock

4.1.1 (5)      Specimen Common Stock Certificate

4.2 (1) Form of Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common Stock Investor. See also
               Exhibit 10.55 Form of Subscription Agreement between the Registrant and each April 2002 Private Placement Common Stock investor.

4.3 (1) Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common Stock Investor

4.4 (3) Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002 Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock

4.4.1 (5)      investor. See also Exhibit 10.24 Form of Subscription Agreement between the Registrant and each June 2002 Private Placement
               Common Stock investor.

4.5 (5) Registration Rights Agreement dated July 12, 2002 between the Registrant and Isaac Yeffet

4.6 (5) Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

4.7 (5) Registration Rights Agreement dated October 7, 2002 between the Registrant and the Series A Convertible Preferred Stock Investors set forth below:

4.8 (5) Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to each Series A Convertible Preferred Stock investor

4.9 (5) Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement Common Stock Investor

4.10 (5) Form of Warrant Certificate issued by the Registrant to each October 2002 Private Placement Common Stock investor

10.1 (5) Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics

10.1.1 (10)    Addendum to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated July 1, 2003

10.1.2 (16)    Addendum No. 2 to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated January 1,
               2004.

10.1.3 (16)    Addendum No. 3 to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated January 20,
               2004.

10.3 (4) Stock Option Agreement between Isaac Yeffet and HiEnergy Technologies, Inc. dated July 12, 2002

10.4 (4) Letter Agreement between H.C. Wainwright & Co., Inc. and HiEnergy Technologies, Inc. dated August 8, 2002

10.4.1 (3)     Award Contract between HiEnergy Microdevices, Inc. and the U.S.
               Department of Defense dated February 12, 2002

10.5 (3) Employment Agreement between HiEnergy Microdevices, Inc. and Dr. Bogdan C. Maglich dated March 6, 2002*

10.6 (3) Assignment and Assumption of Employment Agreement between HiEnergy Technologies, Inc., HiEnergy Microdevices, Inc. and Dr. Bogdan C. Maglich dated July 16, 2002*

10.7 (3) Stock Option Agreement between Dr. Bogdan C. Maglich and HiEnergy Technologies, Inc. effective April 24, 2002*

10.8 (3) Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy Technologies, Inc. dated July 12, 2002

10.9 (5) Amended and Restated Nonqualified Stock Option dated July 12, 2002 issued by the Registrant to Isaac Yeffet

10.11 (5)      Consulting Agreement dated August 1, 2002 between the Registrant and Primoris Group Inc.

10.12 (5)      Amendment No. 1 to the Consulting Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

10.13 (5)      Nonqualified Stock Option (Warrant) dated August 1, 2002 issued by the Registrant to Primoris Group Inc.

10.15 (5)      Letter Employment Agreement dated February 26, 2002 between
               HiEnergy Microdevices, Inc. and Michal Levy*

10.16 (5)      Assignment, Assumption and Amendment of Employment Agreement
               dated September 17, 2002 by and among the Registrant, HiEnergy
               Microdevices, Inc. and Michal Levy*

10.17 (5)      Nonqualified Stock Option dated September 17, 2002 issued by the
               Registrant to Michal Levy*

10.17.1 (6)    10.17.1(6) Form of Warrant Certificate dated August 11, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and
               Assigns

10.18 (5)      Nonqualified Stock Option dated September 25, 2002 issued by the
               Registrant to Chapin E. Wilson

10.18 (6)      Form of Warrant Certificate dated October 7, 2002 issued by the
               Registrant to H.C. Wainwright &Co., Inc.

10.19 (6)      Form of Warrant Certificate dated October 31, 2002 issued by the
               Registrant to H.C. Wainwright &Co., Inc.

10.19 (5)      Nonqualified Stock Option dated September 25, 2002 issued by the
               Registrant to Derek W. Woolston

10.20 (5)      Employment Agreement dated September 25, 2002 between the
               Registrant and Tom Pascoe*

10.21 (5)      Nonqualified Stock Option effective September 25, 2002 issued by the Registrant to Tom Pascoe*

10.22 (16)     Series A Convertible Preferred Stock Purchase Agreement dated
               October 7, 2002 between the Registrant and the Series A
               Convertible Preferred Stock investors.

10.23 (16)     Consulting Agreement dated September 25, 2002 between the
               Registrant and Barry Alter*

10.24 (5)      Form of Subscription Agreement between the Registrant and each
               June 2002 Private Placement Common Stock investor. See also
               Exhibit 4.4.1 Form of Registration Rights Agreement between the
               Registrant and each June 2002 Private Placement Common Stock investor.

10.25 (5)      Form of Subscription Agreement between the Registrant and each
               October 2002 Private Placement Common Stock investor.

10.26 (7)      Warrant Certificate dated December 9, 2002 issued by the
               Registrant to Wolfe Axelrod Weinberger Associates LLC.

10.29 (16)     Termination Agreement dated November 27, 2002 between HiEnergy
               Technologies, Inc. and H.C. Wainwright & Co., Inc.

10.30 (7)      Termination Agreement dated December 2, 2002 between HiEnergy
               Technologies, Inc. and Wolfe Axelrod Weinberger Associates LLC.

10.31 (7)      Form of Warrant Certificate dated December 9, 2002 issued by the
               Registrant to H.C. Wainwright & Co., Inc. and Assigns.

10.32 (16)     Placement Agent Agreement dated December 16, 2002 between
               HiEnergy Technologies, Inc. and Seabury Transportation Advisors
               LLC.

10.32.1 (10)   Letter dated July 2003 terminating agreement with Seabury
               Transportation Advisors, LLC.

10.33 (7)      Nonqualified Stock Option dated December 19, 2002 issued by
               HiEnergy Technologies, Inc. to Chapin E. Wilson.

10.34 (7)      Nonqualified Stock Option dated December 19, 2002 issued by
               HiEnergy Technologies, Inc. to Derek W. Woolston.

10.35 (7)      Settlement Agreement dated January 15, 2003 between HiEnergy
               Technologies, Inc. and Keith Cowan.

10.36 (7)      Settlement Agreement dated February 14, 2003 among HiEnergy
               Technologies, Inc., Columbus Group/cFour Partners, Robert W.
               Bellano and Shaun Corrales. See also Exhibit 10.37 Form of
               Warrant Certificate dated February 17, 2003 between HiEnergy
               Technologies, Inc. and the principals of Columbus Group/cFour
               Partners.

10.37 (7)      Form of Warrant Certificate dated February 17, 2003 between
               HiEnergy Technologies, Inc. and the principals of Columbus
               Group/cFour Partners. See also Exhibit 10.36 Settlement Agreement dated February 14, 2003 among HiEnergy Technologies, Inc.,
               Columbus Group/cFour Partners, Robert W. Bellano and Shaun
               Corrales.

10.38 (16)     Award Contract dated January 15, 2003 by the U.S. Department of
               Defense to HiEnergy Technologies, Inc.

10.39 (8)      Letter Agreement dated November 18, 2002 between HiEnergy
               Technologies, Inc. and HWH Enterprises, Inc.

10.40.1 (9)    Client Fee Agreement between HiEnergy Technologies and Yocca
               Patch & Yocca, LLP

10.40.2 (9)    Form of Promissory Note between HiEnergy Technologies, Inc. and
               Yocca Patch & Yocca, LLP

10.40.3 (12)   Amendment of the Promissory Note issued to Yocca, Patch & Yocca,
               LLP

10.41 (9)      Jenkins Capital Management LLC Private Placement Agreement dated
               April 22, 2003

10.42 (9)      Vertical Ventures Investments LLC Stock Purchase Agreement dated
               April 23, 2003. See also Exhibit 10.72 Form of Escrow Agreement.

10.43 (9)      Greenwich Growth Fund Limited Stock Purchase Agreement dated
               April 28, 2003. See also Exhibit 10.72 Form of Escrow Agreement.

10.44 (9)      Consulting Agreement dated April 15, 2003, between HiEnergy
               Technologies, Inc. and Charles Van Musscher

10.45 (9)      Letter Agreement between HiEnergy Technologies, Inc. and Roth
               Investor Relations

10.46 (9)      Stock Option Agreement between Bogdan C. Maglich and HiEnergy
               Technologies, Inc. dated February 11, 2003*

10.47 (10)     HiEnergy Technologies, Inc. 2003 Stock Option Plan*

10.48 (10)     HiEnergy  Technologies,  Inc. Form of Stock Option  Agreement*

10.49 (10)     Yocca, Patch & Yocca, LLP Stock Purchase Agreement dated June 16,
               2003

10.50 (10)     Richard Melnick Stock Purchase Agreement dated June 18, 2003. See also Exhibit 10.72 Form of Escrow Agreement.

10.51 (10)     Jeffrey Herman Stock Purchase Agreement dated June 23, 2003. See also Exhibit 10.72 Form of Escrow Agreement.

10.52 (10)     Form of Stock Purchase Agreement dated August 5-29, 2003 between
               HiEnergy Technologies, Inc. and the purchasers of common stock and warrants. See also Exhibit 10.72 Form of Escrow Agreement.

10.53 (10)     Form of Warrant Certificate dated August 8-29, 2003 between
               HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.53.1 (13)   Form of Amendment of Warrant dated December 15, 2003 between
               HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.54 (10)     International Distribution Agreement between the Registrant and
               Electronic Equipment Marketing Company (EEMCO) dated July 28,
               2003

10.55 (10)     Form of Subscription Agreement between the Registrant and each
               April 2002 Private Placement Common Stock investor. See also
               Exhibit 4.2 Form of Registration Rights Agreement between the
               Registrant and each April 2002 Private Placement Common Stock investor.

10.56 (16)     Form of Amendment No. 1 to Subscription Agreement between the
               Registrant and each April 2002 Private Placement Common Stock investor

10.57 (11)     Memorandum of Understanding between HiEnergy Technologies, Inc.
               and Aeropuertos Espanoles y Navegacion Aerea, Edificio La Piovera
               - Peonias dated October 6, 2003

10.58 (12)     Form of Stock Purchase Agreement dated October 15 - December 2,
               2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants. See also Exhibit 10.72 Form of Escrow
               Agreement.

10.59 (12)     Form of Warrant Agreement dated October 28 - December 2, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants.

10.60 (16)     Letter Agreement between SBI - USA LLC and HiEnergy Technologies,
               Inc. dated August 1, 2003

10.61 (14)     Promissory Note issued to Bogdan Maglich by HiEnergy
               Technologies, Inc.

10.62 (14)     Note Purchase Agreement dated January 16, 2004 between HiEnergy
               Technologies, Inc. and Platinum Partners Value Fund LP, with attached Form of Convertible Note and Warrant

10.63 (14)     Note Purchase Agreement dated January 31, 2004 between HiEnergy
               Technologies, Inc. and Richard Melnick with attached Form of
               Convertible Note and Warrant

10.64 (14)     Stock Purchase Agreement dated February 9, 2004 between HiEnergy
               Technologies, Inc. and Bullbear Capital Partners, LLC with attached Form of Warrant

10.65 (14)     Letter Agreement between KCSA Public Relations Worldwide and
               HiEnergy Technologies, Inc. dated January 6, 2003

10.66 (14)     Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy
               Microdevices, Inc. dated March 26, 2002.

10.66.1 (14)   Assignment of Patent Rights from HiEnergy Microdevices, Inc. to
               HiEnergy Technologies, Inc. dated November 17, 2003.

10.67 (14)     Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy
               Technologies, Inc. dated November 17, 2003

10.68 (14)     Employment Agreement between HiEnergy Technologies, Inc. and
               Ioana C. Nicodin dated February 3, 2004

10.69 (14)     Note Purchase Agreement dated January 28, 2004 between HiEnergy
               Technologies, Inc. and Nicholas J. Yocca with attached Form of
               Convertible Note and Warrant

10.70 (15)     Form of Consent and Waiver from April 2003 purchasers of common stock.

10.71 (15)     Form of Release from June 2003 purchasers of common stock.

10.72 (16)     Form of Escrow Agreement utilized in connection with the Stock
               Purchase Agreements filed as Exhibits 10.50, 10.51, 10.52 and
               10.58.

14.1 (9) Code of Ethics for Senior Financial Officers of HiEnergy Technologies, Inc.

16.1 (1)       Letter of Manning Elliott

21.1 (9)       List of Subsidiaries

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

     (6) Filed on December 16, 2002 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2002, and incorporated herein by reference.

     (7) Filed on February 25, 2003 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2/A (File No. 333-101055) and incorporated herein by reference.

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

     (11) Filed on October 8, 2003 as an exhibit to HiEnergy Technologies' report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

     (12) Filed on December 16, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2003, and incorporated herein by reference.

     (13) Filed on December 24, 2003 as an exhibit to Pre-Effective Amendment No. 1 to HiEnergy Technologies' registration statement on Form SB-2 (File No. 333-108934) and incorporated herein by reference.

     (14) Filed on February 25, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K dated February 24, 2004 and incorporated herein by reference.

     (15) Filed on March 25, 2004 as an exhibit to HiEnergy Technologies' Pre-Effective Amendment No 2 registration statement on Form SB-2 (File No. 333-108934) and incorporated herein by reference.

     (16) Filed on April 12, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K/A dated April 9, 2004 and incorporated herein by reference.

     (17) Filed on May 17, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K dated May 17, 2004 and incorporated herein by reference.

     (18) Filed on May 21, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K dated May 21, 2004 and incorporated herein by reference.