Form 10QSB
period 2004-07-31
HIENERGY TECHNOLOGIES INC
filed 2004-10-20
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended July 31, 2004

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from__________ to __________


                        Commission file number: 0 - 32093


                           HIENERGY TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                    91-2022980
   State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization


                 1601B ALTON PARKWAY, IRVINE, CALIFORNIA 92606
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 15, 2004, the issuer had 36,180,087 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  / No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JULY 31, 2004

                         PART I - FINANCIAL INFORMATION

                                                                                      PAGE
PART I - FINANCIAL INFORMATION
Item 1          Financial Statements

                Consolidated Balance Sheets as of April 30, 2004 and July 31, 2004
                (unaudited)                                                             3

                Consolidated Statements of Operations for the three months ended
                July 31, 2004 and 2003 (unaudited) and for the Period from
                August 21, 1995 (Inception) to July 31, 2004 (unaudited)                4

                Consolidated Statements of Shareholders' Equity (deficit) for the Period from August 21, 1995 (Inception) to July 31, 2004
                (unaudited)                                                             5

                Consolidated Statements of Cash Flows for the three months ended
                July 31, 2004 and 2003 (unaudited) and for the Period from
                August 21, 1995 (Inception) to July 31, 2004 (unaudited)               31

                Notes to the Consolidated Financial Statements (unaudited)             33

Item 2          Management's Discussion and Analysis and Plan of Operation             60

Item 3          Controls and Procedures

PART II - OTHER INFORMATION

Item 1          Legal Proceedings                                                      89

Item 2          Changes in Securities                                                  92

Item 3          Default Upon Senior Securities

Item 4          Submission of Matters to a Vote to Security Holders

Item 5          Other Information

Item 6          Exhibits and Reports on Form 8-K                                       94

SIGNATURES

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                          FOR THE PERIODS ENDED JULY 31, 2004 AND APRIL 30, 2004
--------------------------------------------------------------------------------

                                                                               July 31,          April 30,
                                                                                2004              2004
                                                                             (unaudited)
                                                                             ------------      -------------
 CURRENT ASSETS
    Cash and cash equivalents                                                $      7,688      $     42,857
    Accounts receivable                                                            60,824            30,412
    Other current assets                                                          171,910           224,817
                                                                             ------------      ------------

           Total current assets                                                   240,422           298,086
                                                                             ------------      ------------

PROPERTY AND EQUIPMENT, net                                                       758,664           610,468
                                                                             ------------      ------------

TOTAL ASSETS                                                                 $    999,086      $    908,554
                                                                             ============      ============


CURRENT LIABILITIES
    Accounts payable                                                         $    639,266      $    578,283
    Accrued expenses                                                               92,417            88,291
    Accrued payroll and payroll taxes                                             430,037           458,204
    Accrued interest                                                               98,663            74,173
    Notes payable                                                                  13,007            12,368
    Notes payable - related parties                                               306,000           348,934
    Convertible notes payable - related parties                                   673,083           609,374
    Convertible notes payable subject to rescission rights                        539,000           236,000
    Common stock subject to buy-back,  2,000,000 shares                           694,000           694,000
    Common stock subject to rescission rights,  2,066,320 issued and outstanding and 770,424 shares issued and outstanding plus
     1,295,896 shares committed less $425,000 subscription receivable           1,058,156           633,153
    Other current liabilities                                                      67,183                --
                                                                             ------------      ------------

           Total current liabilities                                            4,610,812         3,732,780

LONG-TERM LIABILITIES
    Notes payable                                                                   1,435             1,942
    Convertible note payable - related party                                           --            38,061
                                                                             ------------      ------------

           Total liabilities                                                    4,612,247         3,772,783
                                                                             ------------      ------------

MINORITY INTEREST IN SUBSIDIARY,  20,540 MICRODEVICES
  SHARES ISSUED AND OUTSTANDING                                                    18,923            18,923
                                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
    Preferred stock,  $0.001 par value  20,000,000 shares
     authorized no shares outstanding                                        $         --      $         --
    Common stock.  $0.001 par value  100,000,000 shares
      authorized 31,921,459 and 30,652,482 shares issued and outstanding           31,920            30,652
    Additional paid-in capital                                                 22,302,808        19,181,421
    Deferred compensation                                                        (180,757)         (459,308)
    Committed common stock,  149,631 and 101,986 shares, respectively             158,030           179,679
    Deficit accumulated during the development stage                          (25,944,085)      (21,815,596)
                                                                             ------------      ------------

           Total shareholders' deficit                                         (3,632,084)       (2,883,152)
                                                                             ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $    999,086      $    908,554
                                                                             ============      ============

The accompanying notes are an integral part of these financial statements

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
--------------------------------------------------------------------------------

                                                                                   For the
                                                                                 Period from
                                                                                 August 21,
                                                                                    1995
                                                For the Three Months Ended      (Inception) to
                                              -------------------------------
                                                 July 31,         July 31,         July 31,
                                                   2004             2003             2004
                                                                  Restated
                                               (unaudited)       (unaudited)      (unaudited)
                                              -------------     -------------   --------------
 OPERATING EXPENSES
      General and administrative              $  1,684,873      $    962,921      $ 17,332,448
      Research and development                     220,002            98,322         2,632,111
                                              ------------      ------------      ------------

TOTAL OPERATING EXPENSES                         1,904,875         1,061,243        19,964,559

LOSS FROM OPERATIONS                            (1,904,875)       (1,061,243)      (19,964,559)
                                              ------------      ------------      ------------

OTHER INCOME (EXPENSE)
      Interest income                                  136               364             9,033
      Other income                                                                       1,423
      Interest expense                            (755,677)           (5,225)       (1,334,650)
      Financing expense                                                               (223,710)
      Penalty expense on issuance of
       convertible promissory notes
       as a penalty for late registration           (3,000)                            (50,748)
      Penalty expense on issuance of
       common stock and warrants
       as a penalty for late registration       (1,465,073)          (11,679)       (2,938,457)
                                              ------------      ------------      ------------

Total other expense, net                        (2,223,614)          (16,540)       (4,537,109)
                                              ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..       (4,128,489)       (1,077,783)      (24,501,668)

PROVISION FOR INCOME TAXES                              --               800            13,383
                                              ------------      ------------      ------------

NET LOSS                                      $ (4,128,489)     $ (1,078,583)     $(24,515,051)

BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK                                --                --          (767,431)

PREFERRED STOCK DIVIDEND                                --          (583,243)         (661,603)
                                              ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $ (4,128,489)     $ (1,661,826)     $(25,944,085)
                                              ============      ============      ============

Net loss per share                            $      (0.13)     $      (0.07)
                                              ============      ============

PREFERRED STOCK DIVIDENDS PER SHARE           $         --      $      (0.02)
                                              ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON SHAREHOLDERS PER SHARE           $      (0.13)     $      (0.09)
                                              ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                 31,261,473        23,216,025
                                              ============      ============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
--------------------------------------------------------------------------------

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Balance, August 21, 1995 (inception)                                                                     -              $ -
Recapitalization upon reverse merger
Issuance of common stock for services rendered                08/31/95              $ 0.01
Issuance of common stock for services rendered                09/05/95              $ 0.01
Issuance of common stock for services rendered                02/13/96              $ 0.01
Net loss
                                                                                              ---------------------------------

Balance, April 30, 1996  (Restated)                                                                      -                -

Issuance of common stock for services rendered                12/02/96              $ 0.01
Issuance of common stock for services rendered                12/16/96              $ 0.01
Issuance of common stock for services rendered                12/20/96              $ 0.01
Net loss
                                                                                              ---------------------------------

Balance, April 30, 1997   (Restated)                                                                     -                -

Issuance of common stock for services rendered                05/20/97              $ 0.28
Issuance of common stock for services rendered                06/02/97              $ 0.28
Issuance of common stock for services rendered                06/03/97              $ 0.28
Issuance of common stock for services rendered                06/08/97              $ 0.28
Issuance of common stock for cash                             06/14/97              $ 0.28
Issuance of common stock for services rendered                06/16/97              $ 0.28
Issuance of common stock for services rendered                06/18/97              $ 0.28
Issuance of common stock for services rendered                06/23/97              $ 0.28
Issuance of common stock for services rendered                07/28/97              $ 0.28
Issuance of common stock for cash                             08/11/97              $ 0.14
Issuance of common stock for cash                             08/19/97              $ 0.14
Issuance of common stock for cash                             09/04/97              $ 0.28
Issuance of common stock for cash                             09/04/97              $ 0.35
Issuance of common stock for cash                             09/12/97              $ 0.28
Issuance of common stock for cash                             10/14/97              $ 0.22
Issuance of common stock for cash                             12/17/97              $ 0.14
Issuance of common stock for cash                             12/17/97              $ 0.28
Issuance of common stock for cash                             12/17/97              $ 0.49
Issuance of common stock for services rendered                12/31/97              $ 0.29
Issuance of common stock for services rendered                01/29/98              $ 0.28
Issuance of common stock for cash                             01/30/98              $ 0.28
Issuance of common stock for cash                             03/23/98              $ 0.05
Issuance of common stock for cash                             03/23/98              $ 0.28
Issuance of common stock for cash                             03/25/98              $ 0.11
Issuance of common stock for services rendered                03/25/98              $ 0.22
Issuance of common stock for cash                             03/25/98              $ 0.28
Issuance of common stock for services rendered                04/04/98              $ 0.22
Issuance of common stock for services rendered                04/14/98              $ 0.22
Issuance of common stock for services rendered                04/28/98              $ 0.22
Net loss
                                                                                              ---------------------------------

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Balance, April 30, 1998   (Restated)                                                                     -                -

Issuance of common stock for services rendered                05/05/98              $ 1.64
Issuance of common stock for cash                             05/05/98              $ 1.64
Issuance of common stock for services rendered                06/01/98              $ 0.28
Issuance of common stock for cash                             06/01/98              $ 0.28
Issuance of common stock for cash                             08/03/98              $ 0.28
Issuance of common stock for cash                             08/10/98              $ 0.28
Issuance of common stock for services rendered                09/16/98              $ 0.28
Issuance of common stock for services rendered                10/01/98              $ 0.46
Issuance of common stock for cash                             10/01/98              $ 0.36
Issuance of common stock for cash                             10/01/98              $ 0.56
Issuance of common stock for cash                             10/30/98              $ 0.56
Issuance of common stock for services rendered                11/02/98              $ 0.40
Issuance of common stock for cash                             11/02/98              $ 0.28
Issuance of common stock for services rendered                11/12/98              $ 0.40
Issuance of common stock for services rendered                11/14/98              $ 0.40
Issuance of common stock for services rendered                11/18/98              $ 0.40
Issuance of common stock for services rendered                11/19/98              $ 0.40
Issuance of common stock for cash                             11/24/98              $ 0.89
Issuance of common stock for services rendered                11/28/98              $ 0.40
Stock options issued for services rendered                    11/30/98              $ 0.27
Issuance of common stock for services rendered                12/02/98              $ 0.91
Issuance of common stock for cash                             12/02/98              $ 0.75
Issuance of common stock for cash                             12/02/98              $ 0.78
Issuance of common stock for cash                             12/02/98              $ 0.93
Issuance of common stock for cash                             12/02/98              $ 2.80
Issuance of common stock for services rendered                12/17/98              $ 0.91
Issuance of common stock for services rendered                12/31/98              $ 0.91
Issuance of common stock for cash                             01/08/99              $ 0.72
Issuance of common stock for cash                             01/15/99              $ 0.38
Issuance of common stock for cash                             01/15/99              $ 1.41
Issuance of common stock for services rendered                03/01/99              $ 0.57
Issuance of common stock for services rendered                03/16/99              $ 0.57
Issuance of common stock for services rendered                03/17/99              $ 0.57
Issuance of common stock for cash                             03/17/99              $ 0.57
Issuance of common stock for services rendered                04/28/99              $ 0.57
Issuance of common stock for services rendered                04/30/99              $ 0.57
Net loss
                                                                                              ---------------------------------

Balance, April 30, 1999   (Restated)                                                                     -                -

Issuance of common stock for cash                             05/03/99              $ 0.10
Issuance of common stock for services rendered                05/05/99              $ 0.10
Issuance of common stock for cash                             06/05/99              $ 0.56
Issuance of common stock for services rendered                06/09/99              $ 0.45
Issuance of common stock for services rendered                06/28/99              $ 0.45
Issuance of common stock for cash                             06/28/99              $ 0.02
Issuance of common stock for cash                             07/12/99              $ 0.52
Issuance of common stock for cash                             07/14/99              $ 0.28
Issuance of common stock for cash                             07/14/99              $ 0.56
Issuance of common stock for services rendered                07/22/99              $ 0.37
Issuance of common stock for services rendered                11/30/99              $ 0.42
Issuance of common stock for cash                             11/30/99              $ 0.39
Issuance of common stock for cash                             11/30/99              $ 0.56

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Issuance of common stock for cash                             12/29/99              $ 0.56
Issuance of common stock for services rendered                03/20/00              $ 0.59
Issuance of common stock for cash                             04/03/00              $ 0.56
Issuance of common stock for services rendered                04/03/00              $ 0.59
Issuance of common stock for cash                             04/03/00              $ 0.72
Issuance of common stock for cash                             04/03/00              $ 0.89
Issuance of common stock for services rendered                04/10/00              $ 0.59
Issuance of common stock for services rendered                04/24/00              $ 0.59
Issuance of common stock for services rendered                04/26/00              $ 0.59
Net loss
                                                                                              ---------------------------------

Balance, April 30, 2000   (Restated)                                                                     -                -

Issuance of common stock for services rendered                07/28/00              $ 0.59
Issuance of common stock for services rendered                08/10/00              $ 0.59
Issuance of common stock for services rendered                08/22/00              $ 0.59
Issuance of common stock for services rendered                09/28/00              $ 0.24
Issuance of common stock for cash                             09/28/00              $ 0.24
Issuance of common stock for services rendered                10/09/00              $ 0.24
Issuance of common stock for services rendered                11/30/00              $ 0.24
Issuance of common stock for services rendered                12/31/00              $ 0.24
Net loss
                                                                                              ---------------------------------

Balance, April 30, 2001   (Restated)                                                                     -                -

Issuance of common stock for services rendered                05/10/01              $ 0.24
Issuance of common stock for services rendered                06/18/01              $ 0.45
Issuance of common stock for cash                             06/18/01              $ 0.45
Issuance of common stock for cash                             07/31/01              $ 0.45
Issuance of common stock for services rendered                07/31/01              $ 0.64
Issuance of common stock for cash                             07/31/01              $ 1.12
Issuance of common stock for cash                             09/07/01              $ 0.22
Issuance of common stock for services rendered                09/23/01              $ 0.22
Issuance of common stock for cash                             09/23/01              $ 0.22
Warrants issued for services rendered                         09/23/01              $ 0.09
Issuance of common stock for services rendered                10/31/01              $ 0.22
Issuance of common stock for services rendered                11/02/01              $ 0.22
Issuance of common stock for services rendered                12/07/01              $ 0.22
Issuance of common stock for services rendered                12/10/01              $ 0.22
Issuance of common stock for services rendered                12/13/01              $ 0.22
Issuance of common stock for cash                             12/13/01              $ 0.22
Issuance of common stock for cash                             12/20/01              $ 0.22
Issuance of common stock for services rendered                12/20/01              $ 0.22
Issuance of common stock for services rendered                12/21/01              $ 0.22
Issuance of common stock for services rendered                12/30/01              $ 0.22
Stock options issued for services rendered                    01/08/02              $ 0.11
Issuance of common stock for services rendered                01/14/02              $ 0.22
Stock options issued for services rendered                    01/31/02              $ 0.11
Stock options issued for services rendered                    02/08/02              $ 0.09
Issuance of common stock for services rendered                02/14/02              $ 0.22
Issuance of common stock for cash                             03/13/02              $ 0.24
Issuance of common stock in private
     placement for cash                                       04/30/02              $ 1.00
Net loss
                                                                                              ---------------------------------

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Balance, April 30, 2002   (Restated)                                                                     -                -

Common stock committed on exercise of stock
     options in subsidiary                                    05/23/02              $ 0.16
Issuance of common stock for services rendered                05/24/02              $ 2.15
Financing expense in connection with
     issuance of warrants                                     05/31/02              $ 1.49
Conversion of convertible notes payable - related
     parties and accrued interest into common stock           06/04/02              $ 1.00
Conversion of convertible notes payable - related
     parties and accrued interest into common stock           06/20/02              $ 1.00
Issuance of common stock in private placement for
     cash                                                     06/25/02              $ 1.00
Stock options issued for services rendered                    07/12/02              $ 1.52
Conversion of notes payable - related
     parties into common stock                                07/16/02              $ 1.00
Conversion of convertible notes payable - related
     parties and accrued interest into common stock           07/22/02              $ 1.00
Stock options issued for services rendered                    08/01/02              $ 0.47
Issuance of common stock for services rendered                08/24/02              $ 1.67
Stock options issued for services rendered                    09/25/02              $ 1.10
Stock options issued in exchange for settlement
     of accounts payable                                      09/25/02              $ 1.10
Issuance of Series A convertible preferred stock
     in private placement for cash                            10/07/02         $ 10,000.00           97.93                1
Offering costs on issuance of Series A convertible
     preferred stock in private placement for cash            10/07/02
Dividends on Series A preferred stock                         10/07/02
Beneficial conversion feature on issuance of
     Series A preferred stock                                 10/07/02
Issuance of common stock in private placement for
     cash                                                     10/29/02              $ 1.35
Offering costs on issuance of common stock in
     private placement for cash                               10/29/02
Common stock committed for services rendered                  11/24/02              $ 2.35
Warrants issued for services rendered                         12/09/02              $ 2.60
Warrants issued for services rendered                         12/09/02              $ 0.65
Stock options issued in exchange for settlement
     of accounts payable                                      12/19/02              $ 0.55
Stock options issued for services rendered                    12/31/02              $ 0.13
Issuance of common stock on cashless exercise of
     warrants                                                 01/02/03
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock              01/24/03                               (1.05)
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock              01/27/03                               (1.06)
Amortization of deferred compensation                         01/31/03
Warrants issued for services rendered                         02/17/03              $ 1.63
Common stock committed for services rendered                  02/24/03              $ 0.79
Reversal of deferred compensation                             02/25/03

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Issuance of common stock for services rendered                04/21/03              $ 0.48
Common stock committed for services rendered                  04/21/03              $ 0.48
Warrants issued for services rendered                         04/28/03              $ 0.37
Offering costs on issuance of common stock subject
      to buyback for cash                                     04/23/03
Offering costs on issuance of common stock subject
      to buyback for cash                                     04/28/03
Issuance of common stock for subscription receivable          04/30/03              $ 0.40
Common stock committed to investors as a penalty
     for delayed registration of common stock                 04/30/03              $ 0.45
Net loss
                                                                                              ---------------------------------

Balance, April 30, 2003   (Restated)                                                                 95.82              $ 1

Warrants issued for services rendered                         05/01/03              $ 0.16
Issuance of common stock for services rendered                05/13/03              $ 0.48
Warrants issued for services rendered                         05/16/03              $ 0.24
Stock options issued for services rendered                    05/16/03              $ 0.18
Issuance of common stock on cashless conversion
     of Series A preferred stock                              05/16/03                              (95.82)              (1)
Dividend on induced conversion of Series A
     preferred stock                                          05/16/03
Issuance of committed common stock                            05/16/03
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         05/16/03              $ 0.45
Issuance of committed common stock                            05/21/03
Issuance of common stock on exercise of
     warrants                                                 05/27/03              $ 0.01
Issuance of committed common stock                            06/19/03
Issuance of common stock on conversion of
     convertible notes payable - related parties              06/24/03              $ 0.33
Stock options issued for services rendered                    07/16/03              $ 0.26
Issuance of common stock for services rendered                07/16/03              $ 0.50
Issuance of committed common stock                            08/14/03
Issuance of common stock for cash                             08/15/03              $ 0.45
Issuance of common stock for cash                             08/20/03              $ 0.52
Issuance of common stock for cash                             08/25/03              $ 0.69
Issuance of common stock for services rendered                08/27/03              $ 1.06
Stock options issued for services rendered                    08/27/03              $ 0.79
Beneficial conversion feature on convertible
     notes payable - related parties                          08/28/03
Issuance of common stock for cash                             08/28/03              $ 0.69
Issuance of common stock for cash                             08/29/03              $ 0.69
Issuance of common stock for cash                             08/29/03              $ 0.75
Offering costs on issuance of common stock
     for cash                                                 08/29/03
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         10/15/03              $ 1.29
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             10/15/03              $ 0.73
Issuance of common stock for cash                             10/27/03              $ 0.95
Stock options issued for services rendered                    11/07/03              $ 0.90

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Issuance of common stock for services rendered                11/07/03              $ 1.25
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         11/15/03              $ 1.04
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             11/15/03              $ 0.52
Offering costs on issuance of common stock subject
     to rescission rights for cash                            11/21/03
Issuance of common stock for services rendered                11/21/03              $ 0.75
Stock options issued for services rendered                    12/05/03              $ 0.60
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         12/15/03              $ 0.90
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             12/15/03              $ 0.41
Issuance of common stock for cash                             12/22/03              $ 0.71
Issuance of common stock for services rendered                01/06/04              $ 0.89
Warrants issued for services rendered                         01/06/04              $ 0.59
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         01/15/04              $ 0.88
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             01/15/04              $ 0.39
Issuance of common stock on cashless
     exercise of warrants                                     01/15/04
Issuance of common stock for services rendered                01/15/04              $ 0.88
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         01/16/04              $ 0.89
Beneficial conversion feature on convertible
     notes payable - related parties                          01/16/04
Issuance of warrants in conjunction with
     convertible notes payable - related parties              01/16/04              $ 0.18
Issuance of common stock for services rendered                01/23/04              $ 1.18
Beneficial conversion feature on convertible
     notes payable - related parties                          01/26/04
Beneficial conversion feature on convertible
     notes payable - related parties                          01/28/04
Issuance of warrants in conjunction with
     convertible notes payable - related parties              01/28/04              $ 0.15
Issuance of common stock on cashless
     exercise of warrants                                     01/30/04
Beneficial conversion feature on convertible
     notes payable - related parties                          01/31/04
Issuance of warrants in conjunction with
     convertible notes payable - related parties              01/31/04              $ 0.12
Beneficial conversion feature on convertible
     notes payable - related parties                          01/31/04
Issuance of common stock on cashless
     exercise of warrants                                     02/04/04
Offering costs on issuance of common stock subject
     to rescission rights for cash                            02/06/04
Issuance of common stock for services rendered                02/06/04              $ 1.23

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         02/15/04              $ 1.25
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             02/15/04              $ 0.69
Issuance of common stock for services rendered                02/25/04              $ 1.26
Offering costs on issuance of common stock subject
     to rescission rights for cash                            02/25/04
Common stock committed for services rendered                  03/10/04              $ 1.42
Stock options issued for services rendered                    03/10/04              $ 0.55
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         03/15/04              $ 1.75
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             03/15/04              $ 1.13
Issuance of common stock on cashless
     exercise of warrants                                     03/15/04
Beneficial conversion feature on convertible
     notes payable - related parties                          03/16/04
Issuance of common stock for cash                             03/19/04              $ 0.75
Issuance of common stock on cashless
     exercise of warrants                                     03/23/04
Issuance of common stock for cash                             03/25/04              $ 0.75
Issuance of common stock for services rendered and
     to be rendered                                           03/25/04              $    -
Issuance of common stock for cash                             03/26/04              $ 0.75
Issuance of common stock on cashless
     exercise of warrants                                     04/01/04
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             04/01/04              $ 1.03
Warrants issued for services rendered                         04/07/04              $ 1.57
Issuance of common stock for services rendered                04/07/04              $ 2.95
Issuance of common stock on cashless
     exercise of warrants                                     04/12/04
Issuance of common stock for services rendered                04/12/04              $ 2.78
Issuance of common stock on cashless
     exercise of warrants                                     04/14/04
Issuance of common stock on cashless
     exercise of warrants                                     04/15/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         04/15/04              $ 2.55
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             04/15/04              $ 1.88
Issuance of common stock on exercise of warrants              04/16/04              $ 1.50
Warrants issued for services rendered
     and to be rendered                                       04/16/04              $    -
Issuance of common stock for services rendered
     and to be rendered                                       04/16/04              $    -
Beneficial conversion feature on convertible
     notes payable - related parties                          04/19/04

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Issuance of common stock for cash                             04/20/04              $ 0.99
Issuance of common stock on cashless
     exercise of warrants                                     04/23/04
Issuance of common stock on cashless
     exercise of warrants                                     04/28/04
Warrants issued for services rendered                         04/29/04              $ 1.09
Common stock committed for legal settlement                   04/30/04              $ 1.28
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             04/30/04              $ 1.62
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             04/30/04              $ 1.71
Common stock committed to investors as a penalty
     for delayed registration of common stock                 04/30/04              $ 1.85
Warrants accrued but not issued to investors as a
     penalty for delayed registration of the underlying
     common stock                                             04/30/04              $ 1.22
Amortization of deferred compensation
Net Loss
                                                                                              ---------------------------------

Balance, April 30, 2004                                                                                  -              $ -

Beneficial conversion feature on convertible
     notes payable                                            05/01/04
 Issuance of warrants in conjunction with
      convertible notes payable                               05/01/04              $ 0.10
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         05/01/04              $ 2.35
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock      05/01/04              $ 1.69
Issuance of common stock for services rendered                05/05/04              $ 2.19
Issuance of common stock for services rendered                05/07/04              $ 1.97
Offering costs on issuance of common stock                    05/10/04
Common stock committed for services rendered                  05/12/04              $ 1.87
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock          05/15/04              $ 1.85
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         05/15/04              $ 1.85
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock      05/15/04              $ 1.22
Issuance of common stock for cash                             05/21/04              $ 1.51
Offering costs on issuance of common stock                    05/25/04
Offering costs on issuance of common stock                    05/26/04
Amortization of deferred compensation                         05/31/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         06/01/04              $ 1.90
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock      06/01/04              $ 1.27
Issuance of common stock for cash                             06/01/04              $ 1.51
Issuance of common stock for cash                             06/01/04              $ 1.51
Issuance of common stock for cash                             06/04/04              $ 1.51
Issuance of common stock for cash                             06/07/04              $ 1.51

                                                                                  Price per            Series A Convertible,
                                                                                   Equity                Preferred Stock
                                                                Date                Unit             Shares           Amount
                                                             -------------------------------------------------------------------
Issuance of common stock for cash                             06/07/04              $ 1.51
Issuance of common stock for cash                             06/07/04              $ 1.51
Offering costs on issuance of common stock                    06/10/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         06/15/04              $ 1.26
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock      06/15/04              $ 0.69
Common stock committed for services rendered                  06/16/04              $ 1.11
Beneficial conversion feature on convertible
     notes payable - related parties                          06/16/04
Beneficial conversion feature on convertible
     notes payable - related parties                          06/17/04
Issuance of common stock for cash                             06/18/04              $ 1.01
Beneficial conversion feature on convertible
     notes payable                                            06/23/04
Issuance of warrants in conjunction with
      convertible notes payable                               06/23/04              $ 0.15
Beneficial conversion feature on convertible
     notes payable                                            06/23/04
Issuance of warrants in conjunction with
      convertible notes payable                               06/23/04              $ 0.15
Issuance of committed common stock for legal settlement       06/24/04              $ 1.28
Amortization of deferred compensation                         06/30/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         07/01/04              $ 1.86
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock      07/01/04              $ 1.23
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         07/15/04              $ 1.20
Common stock committed to investors as a
     penalty for delayed registration of common stock         07/15/04              $ 1.20
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock      07/15/04              $ 0.64
Common stock committed for services rendered                  07/21/04              $ 0.94
Warrants issued for services rendered                         07/26/04              $ 0.39
Issuance of common stock for services rendered                07/28/04              $ 0.97
Common stock committed to investors as a
     penalty for delayed registration of common stock         07/31/04              $ 0.79
Warrants accrued but not issued to investors as a penalty
     for delayed registration of the underlying common stock  07/31/04              $ 0.47
Amortization of deferred compensation                         07/31/04
Net loss                                                                                                -                -
                                                                                              ---------------------------------
Balance at July 31, 2004                                                                                -                -
                                                                                              ---------------------------------

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
--------------------------------------------------------------------------------

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Balance, August 21, 1995 (inception)                                    -       $     -         $     -
Recapitalization upon reverse merger                            6,470,000         6,470          (6,456)
Issuance of common stock for services rendered                    715,277           715           7,297
Issuance of common stock for services rendered                     11,623            12             118
Issuance of common stock for services rendered                      7,871             8              80
Net loss
                                                           -----------------------------------------------

Balance, April 30, 1996  (Restated)                             7,204,771         7,205           1,039

Issuance of common stock for services rendered                      1,162             1              11
Issuance of common stock for services rendered                      1,788             2              19
Issuance of common stock for services rendered                        269             -               3
Net loss
                                                           -----------------------------------------------

Balance, April 30, 1997   (Restated)                            7,207,990         7,208           1,072

Issuance of common stock for services rendered                     13,411            13           3,737
Issuance of common stock for services rendered                    135,903           136          37,861
Issuance of common stock for services rendered                    588,762           589         164,023
Issuance of common stock for services rendered                      5,901             6           1,644
Issuance of common stock for cash                                  35,766            36           9,964
Issuance of common stock for services rendered                    290,331           290          80,884
Issuance of common stock for services rendered                      4,918             5           1,370
Issuance of common stock for services rendered                    206,167           206          57,436
Issuance of common stock for services rendered                      8,941             9           2,491
Issuance of common stock for cash                                  40,237            40           5,585
Issuance of common stock for cash                                  17,883            18           2,482
Issuance of common stock for cash                                   8,942             9           2,491
Issuance of common stock for cash                                   8,942             9           3,116
Issuance of common stock for cash                                   8,942             9           2,491
Issuance of common stock for cash                                  89,417            89          19,911
Issuance of common stock for cash                                  53,650            54           7,446
Issuance of common stock for cash                                  42,920            43          11,957
Issuance of common stock for cash                                  42,920            43          20,957
Issuance of common stock for services rendered                     49,175            49          14,229
Issuance of common stock for services rendered                     53,646            54          14,945
Issuance of common stock for cash                                  44,708            45          12,455
Issuance of common stock for cash                                  45,603            46           2,204
Issuance of common stock for cash                                  62,771            63          17,489
Issuance of common stock for cash                                   4,471             4             496
Issuance of common stock for services rendered                      1,788             2             398
Issuance of common stock for cash                                  89,417            89          24,911
Issuance of common stock for services rendered                     89,410            89          19,936
Issuance of common stock for services rendered                      2,682             3             598
Issuance of common stock for services rendered                        893             1             197
Net loss
                                                           -----------------------------------------------

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Balance, April 30, 1998   (Restated)                            9,256,507         9,257         544,776

Issuance of common stock for services rendered                      4,470             4           7,307
Issuance of common stock for cash                                  17,883            18          29,232
Issuance of common stock for services rendered                     28,879            29           8,045
Issuance of common stock for cash                                  53,649            54          14,946
Issuance of common stock for cash                                   8,942             9           2,491
Issuance of common stock for cash                                   8,942             9           2,491
Issuance of common stock for services rendered                     74,501            75          20,755
Issuance of common stock for services rendered                     29,818            30          13,686
Issuance of common stock for cash                                  13,815            14           4,986
Issuance of common stock for cash                                   8,942             9           4,991
Issuance of common stock for cash                                   4,471             4           2,496
Issuance of common stock for services rendered                      4,470             4           1,794
Issuance of common stock for cash                                  44,708            45          12,435
Issuance of common stock for services rendered                      8,941             9           3,588
Issuance of common stock for services rendered                     89,410            89          35,876
Issuance of common stock for services rendered                     15,647            16           6,278
Issuance of common stock for services rendered                     75,998            76          30,494
Issuance of common stock for cash                                  11,177            11           9,989
Issuance of common stock for services rendered                    447,048           447         179,379
Stock options issued for services rendered                                                      659,684
Issuance of common stock for services rendered                      4,470             4           4,080
Issuance of common stock for cash                                   3,353             3           2,497
Issuance of common stock for cash                                   8,942             9           6,991
Issuance of common stock for cash                                   2,683             3           2,497
Issuance of common stock for cash                                     894             1           2,499
Issuance of common stock for services rendered                      5,208             5           4,753
Issuance of common stock for services rendered                      2,012             2           1,836
Issuance of common stock for cash                                  44,708            45          32,355
Issuance of common stock for cash                                   9,389             9           3,591
Issuance of common stock for cash                                   4,471             4           6,296
Issuance of common stock for services rendered                    223,524           224         127,266
Issuance of common stock for services rendered                     22,352            22          12,727
Issuance of common stock for services rendered                  1,034,979         1,035         589,278
Issuance of common stock for cash                                  17,883            18          10,182
Issuance of common stock for services rendered                     84,716            85          48,203
Issuance of common stock for services rendered                     11,177            11           6,360
Net loss
                                                           -----------------------------------------------

Balance, April 30, 1999   (Restated)                           11,688,979        11,689       2,457,130

Issuance of common stock for cash                                  35,767            36           3,629
Issuance of common stock for services rendered                    117,216           117          11,894
Issuance of common stock for cash                                  17,883            18           9,982
Issuance of common stock for services rendered                     89,410            90          40,307
Issuance of common stock for services rendered                    277,170           277         124,953
Issuance of common stock for cash                                   4,471             4              96
Issuance of common stock for cash                                   2,861             3           1,497
Issuance of common stock for cash                                  44,708            45          12,455
Issuance of common stock for cash                                  17,883            18           9,982
Issuance of common stock for services rendered                    247,218           247          90,402
Issuance of common stock for services rendered                     52,305            52          21,675
Issuance of common stock for cash                                  53,650            54          20,946
Issuance of common stock for cash                                   8,942             9           4,991

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------

Issuance of common stock for cash                                  80,475            81          44,919
Issuance of common stock for services rendered                      2,235             2           1,309
Issuance of common stock for cash                                 107,301           107          59,893
Issuance of common stock for services rendered                  1,307,700         1,308         765,802
Issuance of common stock for cash                                   2,794             3           1,997
Issuance of common stock for cash                                   8,383             8           7,492
Issuance of common stock for services rendered                     50,159            50          29,374
Issuance of common stock for services rendered                     22,352            22          13,090
Issuance of common stock for services rendered                      2,235             2           1,309
Net loss
                                                           -----------------------------------------------

Balance, April 30, 2000   (Restated)                           14,242,097        14,242       3,735,124

Issuance of common stock for services rendered                     11,177            11           6,546
Issuance of common stock for services rendered                    223,542           224         130,908
Issuance of common stock for services rendered                     22,354            22          13,091
Issuance of common stock for services rendered                     11,177            11           2,623
Issuance of common stock for cash                                  21,214            21           4,979
Issuance of common stock for services rendered                     35,767            36           8,394
Issuance of common stock for services rendered                        448             1             105
Issuance of common stock for services rendered                    510,793           511         119,878
Net loss
                                                           -----------------------------------------------

Balance, April 30, 2001   (Restated)                           15,078,569        15,079       4,021,648

Issuance of common stock for services rendered                    116,903           117          27,940
Issuance of common stock for services rendered                     67,057            67          29,930
Issuance of common stock for cash                                  22,354            22           9,978
Issuance of common stock for cash                                  22,354            22           9,978
Issuance of common stock for services rendered                    350,933           351         223,917
Issuance of common stock for cash                                   8,942             9           9,991
Issuance of common stock for cash                                 223,542           224          49,776
Issuance of common stock for services rendered                    525,281           525         116,965
Issuance of common stock for cash                                  67,062            67          14,933
Warrants issued for services rendered                                                            24,924
Issuance of common stock for services rendered                     13,411            14           2,986
Issuance of common stock for services rendered                     67,057            67          14,932
Issuance of common stock for services rendered                     11,176            11           2,489
Issuance of common stock for services rendered                    217,176           217          48,359
Issuance of common stock for services rendered                     87,235            87          19,425
Issuance of common stock for cash                                 223,542           224          49,776
Issuance of common stock for cash                                   3,577             4             796
Issuance of common stock for services rendered                  1,230,276         1,230         273,948
Issuance of common stock for services rendered                     22,352            22           4,978
Issuance of common stock for services rendered                    212,348           212          47,284
Stock options issued for services rendered                                                        1,402
Issuance of common stock for services rendered                     33,529            34           7,465
Stock options issued for services rendered                                                        2,142
Stock options issued for services rendered                                                        3,809
Issuance of common stock for services rendered                  2,235,241         2,235         497,725
Issuance of common stock for cash                                  10,283            10           2,410
Issuance of common stock in private
     placement for cash                                         1,225,000         1,225       1,223,775
Net loss
                                                           -----------------------------------------------

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Balance, April 30, 2002   (Restated)                           22,075,200        22,075       6,743,681

Common stock committed on exercise of stock
     options in subsidiary
Issuance of common stock for services rendered                      5,589             6          12,010
Financing expense in connection with
     issuance of warrants                                                                       223,710
Conversion of convertible notes payable - related
     parties and accrued interest into common stock                 5,780             6           5,774
Conversion of convertible notes payable - related
     parties and accrued interest into common stock                 5,438             5           5,435
Issuance of common stock in private placement for
     cash                                                         500,000           500         499,500
Stock options issued for services rendered                                                      761,007
Conversion of notes payable - related
     parties into common stock                                     15,000            15          14,985
Conversion of convertible notes payable - related
     parties and accrued interest into common stock                11,680            12          11,664
Stock options issued for services rendered                                                      187,163
Issuance of common stock for services rendered                      5,589             6           9,328
Stock options issued for services rendered                                                    3,305,542
Stock options issued in exchange for settlement
     of accounts payable                                                                         50,000
Issuance of Series A convertible preferred stock
     in private placement for cash                                                              979,300
Offering costs on issuance of Series A convertible
     preferred stock in private placement for cash                                             (178,902)
Dividends on Series A preferred stock                              68,150            68          78,292
Beneficial conversion feature on issuance of
     Series A preferred stock                                                                   767,431
Issuance of common stock in private placement for
     cash                                                       1,349,934         1,350       1,821,056
Offering costs on issuance of common stock in
     private placement for cash                                                                (196,793)
Common stock committed for services rendered
Warrants issued for services rendered                                                           390,409
Warrants issued for services rendered                                                           162,792
Stock options issued in exchange for settlement
     of accounts payable                                                                         15,000
Stock options issued for services rendered                                                       59,373
Issuance of common stock on cashless exercise of
     warrants                                                      33,909            34             (34)
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock                    9,162             9              (9)
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock                    9,174             9              (9)
Amortization of deferred compensation
Warrants issued for services rendered                                                           130,712
Common stock committed for services rendered
Reversal of deferred compensation                                                            (2,272,561)

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Issuance of common stock for services rendered                     21,277            21          10,288
Common stock committed for services rendered
Warrants issued for services rendered                                                            18,284
Offering costs on issuance of common stock subject
      to buyback for cash                                                                       (20,000)
Offering costs on issuance of common stock subject
      to buyback for cash                                                                       (24,500)
Issuance of common stock for subscription receivable               10,000            10           3,972
Common stock committed to investors as a penalty
     for delayed registration of common stock
Net loss
                                                           -----------------------------------------------

Balance, April 30, 2003   (Restated)                           24,125,882      $ 24,126    $ 13,573,900

Warrants issued for services rendered                                                             8,079
Issuance of common stock for services rendered                     45,000            45          21,555
Warrants issued for services rendered                                                            35,598
Stock options issued for services rendered                                                        5,458
Issuance of common stock on cashless conversion
     of Series A preferred stock                                2,129,316         2,129          (2,128)
Dividend on induced conversion of Series A
     preferred stock                                                                            583,243
Issuance of committed common stock                                128,136           128          57,533
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              25,952            26          11,653
Issuance of committed common stock                                 20,000            20           9,671
Issuance of common stock on exercise of
     warrants                                                      34,000            34             306
Issuance of committed common stock                                 11,178            11          17,538
Issuance of common stock on conversion of
     convertible notes payable - related parties                  300,000           300          99,700
Stock options issued for services rendered                                                       52,742
Issuance of common stock for services rendered                      6,000             6           2,994
Issuance of committed common stock                                 44,705            45           7,119
Issuance of common stock for cash                                 222,222           222          99,778
Issuance of common stock for cash                                 400,000           400         207,600
Issuance of common stock for cash                                 272,464           272         187,728
Issuance of common stock for services rendered                      6,000             6           6,354
Stock options issued for services rendered                                                       31,514
Beneficial conversion feature on convertible
     notes payable - related parties                                                                341
Issuance of common stock for cash                                  86,957            87          59,913
Issuance of common stock for cash                                 144,928           145          99,855
Issuance of common stock for cash                                 666,666           667         499,333
Offering costs on issuance of common stock
     for cash                                                                                   (40,000)
Issuance of common stock to investors as a
     penalty for delayed registration of common stock             148,260           148         191,107
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                 6,009
Issuance of common stock for cash                                  63,000            63          59,938
Stock options issued for services rendered                                                      278,142

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Issuance of common stock for services rendered                     12,000            12          14,988
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              44,187            44          45,910
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                 7,143
Offering costs on issuance of common stock subject
     to rescission rights for cash                                                               (5,250)
Issuance of common stock for services rendered                      2,000             2           1,498
Stock options issued for services rendered                                                       24,104
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              61,242            61          55,057
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                 7,937
Issuance of common stock for cash                                  42,254            42          29,958
Issuance of common stock for services rendered                     27,500            28          24,447
Warrants issued for services rendered                                                            17,775
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              75,739            76          66,574
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                 9,837
Issuance of common stock on cashless
     exercise of warrants                                          54,053            54             (54)
Issuance of common stock for services rendered                     12,000            12          10,548
Issuance of common stock to investors as a
     penalty for delayed registration of common stock               2,520             3           2,240
Beneficial conversion feature on convertible
     notes payable - related parties                                                             58,245
Issuance of warrants in conjunction with
     convertible notes payable - related parties                                                 91,755
Issuance of common stock for services rendered                     55,000            55          64,845
Beneficial conversion feature on convertible
     notes payable - related parties                                                              4,026
Beneficial conversion feature on convertible
     notes payable - related parties                                                             41,196
Issuance of warrants in conjunction with
     convertible notes payable - related parties                                                143,804
Issuance of common stock on cashless
     exercise of warrants                                          48,000            48             (48)
Beneficial conversion feature on convertible
     notes payable - related parties                                                              6,046
Issuance of warrants in conjunction with
     convertible notes payable - related parties                                                 43,954
Beneficial conversion feature on convertible
     notes payable - related parties                                                              9,558
Issuance of common stock on cashless
     exercise of warrants                                          25,049            25             (25)
Offering costs on issuance of common stock subject
     to rescission rights for cash                                                               (5,250)
Issuance of common stock for services rendered                      3,333             3           4,097

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              99,332            99         124,066
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                19,415
Issuance of common stock for services rendered                      2,667             3           3,357
Offering costs on issuance of common stock subject
     to rescission rights for cash                                                               (7,000)
Common stock committed for services rendered
Stock options issued for services rendered                                                       15,917
Issuance of common stock to investors as a
     penalty for delayed registration of common stock             120,464           121         210,691
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                38,323
Issuance of common stock on cashless
     exercise of warrants                                           2,958             3              (3)
Beneficial conversion feature on convertible
     notes payable - related parties                                                             15,831
Issuance of common stock for cash                                  40,000            40          29,960
Issuance of common stock on cashless
     exercise of warrants                                          17,334            17             (17)
Issuance of common stock for cash                                  40,000            40          29,960
Issuance of common stock for services rendered and
     to be rendered                                               200,000           200         323,800
Issuance of common stock for cash                                  40,000            40          29,960
Issuance of common stock on cashless
     exercise of warrants                                           7,879             8              (8)
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                10,735
Warrants issued for services rendered                                                            78,297
Issuance of common stock for services rendered                     12,000            12          35,388
Issuance of common stock on cashless
     exercise of warrants                                         302,638           303            (303)
Issuance of common stock for services rendered                    100,000           100         277,900
Issuance of common stock on cashless
     exercise of warrants                                          12,701            13             (13)
Issuance of common stock on cashless
     exercise of warrants                                          18,235            18             (18)
Issuance of common stock to investors as a
     penalty for delayed registration of common stock             141,383           141         360,386
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                74,639
Issuance of common stock on exercise of warrants                   35,776            36          53,628
Warrants issued for services rendered
     and to be rendered                                                                          75,461
Issuance of common stock for services rendered
     and to be rendered                                            75,000            75         213,675
Beneficial conversion feature on convertible
     notes payable - related parties                                                             78,024

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------

Issuance of common stock for cash                                  30,303            30          29,970
Issuance of common stock on cashless
     exercise of warrants                                           6,269             6              (6)
Issuance of common stock on cashless
     exercise of warrants                                           2,000             2              (2)
Warrants issued for services rendered                                                            54,675
Common stock committed for legal settlement
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                11,738
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                17,790
Common stock committed to investors as a penalty
     for delayed registration of common stock
Warrants accrued but not issued to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                27,717
Amortization of deferred compensation
Net Loss
                                                           -----------------------------------------------
Balance, April 30, 2004                                        30,652,482      $ 30,652    $ 19,181,421

Beneficial conversion feature on convertible
     notes payable                                                                               25,262
 Issuance of warrants in conjunction with
      convertible notes payable                                                                 399,738
Issuance of common stock to investors as a
     penalty for delayed registration of common stock               6,667             7          15,660
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock                                        186,733
Issuance of common stock for services rendered                     95,000            95         207,955
Issuance of common stock for services rendered                      3,500             4           6,891
Offering costs on issuance of common stock                                                      (13,000)
Common stock committed for services rendered
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock               84,486            84         156,215
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              77,823            78         143,894
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                         27,732
Issuance of common stock for cash                                  29,801            30          44,970
Offering costs on issuance of common stock                                                       (5,000)
Offering costs on issuance of common stock                                                       (2,250)
Amortization of deferred compensation
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              32,223            32          61,192
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock                                        140,443
Issuance of common stock for cash                                  13,245            13          19,987
Issuance of common stock for cash                                  19,868            20          29,980
Issuance of common stock for cash                                  66,225            66          99,934
Issuance of common stock for cash                                  33,113            33          49,967

                                                                   Common Stock               Additional
                                                           -----------------------------       Paid-in
                                                                  Shares         Amount        Capital
                                                           -----------------------------------------------
Issuance of common stock for cash                                  19,868            20          29,980
Issuance of common stock for cash                                  66,225            66          99,934
Offering costs on issuance of common stock                                                      (11,500)
Issuance of common stock to investors as a
     penalty for delayed registration of common stock             187,028           187         235,468
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                         36,412
Common stock committed for services rendered
Beneficial conversion feature on convertible
     notes payable - related parties                                                              1,305
Beneficial conversion feature on convertible
     notes payable - related parties                                                              3,859
Issuance of common stock for cash                                  99,010            99          99,901
Beneficial conversion feature on convertible
     notes payable                                                                               30,044
Issuance of warrants in conjunction with
      convertible notes payable                                                                 209,956
Beneficial conversion feature on convertible
     notes payable                                                                                7,511
Issuance of warrants in conjunction with
      convertible notes payable                                                                  52,489
Issuance of committed common stock for legal settlement            10,500            11          13,429
Amortization of deferred compensation
Issuance of common stock to investors as a
     penalty for delayed registration of common stock              32,223            32          59,903
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                        136,473
Issuance of common stock to investors as a
     penalty for delayed registration of common stock             209,217           209         250,851
Common stock committed to investors as a
     penalty for delayed registration of common stock
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                         37,715
Common stock committed for services rendered
Warrants issued for services rendered                                                            38,573
Issuance of common stock for services rendered                    182,955           183         177,283
Common stock committed to investors as a
     penalty for delayed registration of common stock
Warrants accrued but not issued to investors as a penalty
     for delayed registration of the underlying common stock                                     15,500
Amortization of deferred compensation
Net loss                                                               -             -               -
                                                           -----------------------------------------------
Balance at July 31, 2004                                      31,921,459      $ 31,920    $ 22,302,808
                                                           -----------------------------------------------

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Balance, August 21, 1995 (inception)                            $      -         $      -         $      -         $      -
Recapitalization upon reverse merger                                                                                     14
Issuance of common stock for services rendered                                                                        8,012
Issuance of common stock for services rendered                                                                          130
Issuance of common stock for services rendered                                                                           88
Net loss                                                                                           (39,387)         (39,387)
                                                               ------------------------------------------------------------

Balance, April 30, 1996  (Restated)                                    -                -          (39,387)         (31,143)

Issuance of common stock for services rendered                                                                           12
Issuance of common stock for services rendered                                                                           21
Issuance of common stock for services rendered                                                                            3
Net loss                                                                                          (110,004)        (110,004)
                                                               ------------------------------------------------------------

Balance, April 30, 1997   (Restated)                                   -                -         (149,391)        (141,111)

Issuance of common stock for services rendered                                                                        3,750
Issuance of common stock for services rendered                                                                       37,997
Issuance of common stock for services rendered                                                                      164,612
Issuance of common stock for services rendered                                                                        1,650
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for services rendered                                                                       81,174
Issuance of common stock for services rendered                                                                        1,375
Issuance of common stock for services rendered                                                                       57,642
Issuance of common stock for services rendered                                                                        2,500
Issuance of common stock for cash                                                                                     5,625
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for cash                                                                                     3,125
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for cash                                                                                    20,000
Issuance of common stock for cash                                                                                     7,500
Issuance of common stock for cash                                                                                    12,000
Issuance of common stock for cash                                                                                    21,000
Issuance of common stock for services rendered                                                                       14,278
Issuance of common stock for services rendered                                                                       14,999
Issuance of common stock for cash                                                                                    12,500
Issuance of common stock for cash                                                                                     2,250
Issuance of common stock for cash                                                                                    17,552
Issuance of common stock for cash                                                                                       500
Issuance of common stock for services rendered                                                                          400
Issuance of common stock for cash                                                                                    25,000
Issuance of common stock for services rendered                                                                       20,025
Issuance of common stock for services rendered                                                                          601
Issuance of common stock for services rendered                                                                          198
Net loss                                                                                          (655,432)        (655,432)
                                                               ------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Balance, April 30, 1998   (Restated)                                   -                -         (804,823)        (250,790)

Issuance of common stock for services rendered                                                                        7,311
Issuance of common stock for cash                                                                                    29,250
Issuance of common stock for services rendered                                                                        8,074
Issuance of common stock for cash                                                                                    15,000
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for services rendered                                                                       20,830
Issuance of common stock for services rendered                                                                       13,716
Issuance of common stock for cash                                                                                     5,000
Issuance of common stock for cash                                                                                     5,000
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for services rendered                                                                        1,798
Issuance of common stock for cash                                                                                    12,480
Issuance of common stock for services rendered                                                                        3,597
Issuance of common stock for services rendered                                                                       35,965
Issuance of common stock for services rendered                                                                        6,294
Issuance of common stock for services rendered                                                                       30,570
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for services rendered                                                                      179,826
Stock options issued for services rendered                                                                          659,684
Issuance of common stock for services rendered                                                                        4,084
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for cash                                                                                     7,000
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for cash                                                                                     2,500
Issuance of common stock for services rendered                                                                        4,758
Issuance of common stock for services rendered                                                                        1,838
Issuance of common stock for cash                                                                                    32,400
Issuance of common stock for cash                                                                                     3,600
Issuance of common stock for cash                                                                                     6,300
Issuance of common stock for services rendered                                                                      127,490
Issuance of common stock for services rendered                                                                       12,749
Issuance of common stock for services rendered                                                                      590,313
Issuance of common stock for cash                                                                                    10,200
Issuance of common stock for services rendered                                                                       48,288
Issuance of common stock for services rendered                                                                        6,371
Net loss                                                                                        (1,956,565)      (1,956,565)
                                                               ------------------------------------------------------------

Balance, April 30, 1999   (Restated)                                   -                -       (2,761,388)        (292,569)

Issuance of common stock for cash                                                                                     3,665
Issuance of common stock for services rendered                                                                       12,011
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for services rendered                                                                       40,397
Issuance of common stock for services rendered                                                                      125,230
Issuance of common stock for cash                                                                                       100
Issuance of common stock for cash                                                                                     1,500
Issuance of common stock for cash                                                                                    12,500
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for services rendered                                                                       90,649
Issuance of common stock for services rendered                                                                       21,727
Issuance of common stock for cash                                                                                    21,000
Issuance of common stock for cash                                                                                     5,000

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Issuance of common stock for cash                                                                                    45,000
Issuance of common stock for services rendered                                                                        1,311
Issuance of common stock for cash                                                                                    60,000
Issuance of common stock for services rendered                                                                      767,110
Issuance of common stock for cash                                                                                     2,000
Issuance of common stock for cash                                                                                     7,500
Issuance of common stock for services rendered                                                                       29,424
Issuance of common stock for services rendered                                                                       13,112
Issuance of common stock for services rendered                                                                        1,311
Net loss                                                                                        (1,247,576)      (1,247,576)
                                                               ------------------------------------------------------------

Balance, April 30, 2000   (Restated)                                   -                -       (4,008,964)        (259,598)

Issuance of common stock for services rendered                                                                        6,557
Issuance of common stock for services rendered                                                                      131,132
Issuance of common stock for services rendered                                                                       13,113
Issuance of common stock for services rendered                                                                        2,634
Issuance of common stock for cash                                                                                     5,000
Issuance of common stock for services rendered                                                                        8,430
Issuance of common stock for services rendered                                                                          106
Issuance of common stock for services rendered                                                                      120,389
Net loss                                                                                          (452,754)        (452,754)
                                                               ------------------------------------------------------------

Balance, April 30, 2001   (Restated)                                   -                -       (4,461,718)        (424,991)

Issuance of common stock for services rendered                                                                       28,057
Issuance of common stock for services rendered                                                                       29,997
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for services rendered                                                                      224,268
Issuance of common stock for cash                                                                                    10,000
Issuance of common stock for cash                                                                                    50,000
Issuance of common stock for services rendered                                                                      117,490
Issuance of common stock for cash                                                                                    15,000
Warrants issued for services rendered                                                                                24,924
Issuance of common stock for services rendered                                                                        3,000
Issuance of common stock for services rendered                                                                       14,999
Issuance of common stock for services rendered                                                                        2,500
Issuance of common stock for services rendered                                                                       48,576
Issuance of common stock for services rendered                                                                       19,512
Issuance of common stock for cash                                                                                    50,000
Issuance of common stock for cash                                                                                       800
Issuance of common stock for services rendered                                                                      275,178
Issuance of common stock for services rendered                                                                        5,000
Issuance of common stock for services rendered                                                                       47,496
Stock options issued for services rendered                                                                            1,402
Issuance of common stock for services rendered                                                                        7,499
Stock options issued for services rendered                                                                            2,142
Stock options issued for services rendered                                                                            3,809
Issuance of common stock for services rendered                                                                      499,960
Issuance of common stock for cash                                                                                     2,420
Issuance of common stock in private
     placement for cash                                                                                           1,225,000
Net loss                                                                                        (2,399,061)      (2,399,061)
                                                               ------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Balance, April 30, 2002   (Restated)                                   -                -       (6,860,779)         (95,023)

Common stock committed on exercise of stock
     options in subsidiary                                         7,164                                              7,164
Issuance of common stock for services rendered                                                                       12,016
Financing expense in connection with
     issuance of warrants                                                                                           223,710
Conversion of convertible notes payable - related
     parties and accrued interest into common stock                                                                   5,780
Conversion of convertible notes payable - related
     parties and accrued interest into common stock                                                                   5,440
Issuance of common stock in private placement for
     cash                                                                                                           500,000
Stock options issued for services rendered                                                                          761,007
Conversion of notes payable - related
     parties into common stock                                                                                       15,000
Conversion of convertible notes payable - related
     parties and accrued interest into common stock                                                                  11,676
Stock options issued for services rendered                                                                          187,163
Issuance of common stock for services rendered                                                                        9,334
Stock options issued for services rendered                                     (3,305,542)                                -
Stock options issued in exchange for settlement
     of accounts payable                                                                                             50,000
Issuance of Series A convertible preferred stock
     in private placement for cash                                                                                  979,301
Offering costs on issuance of Series A convertible
     preferred stock in private placement for cash                                                                 (178,902)
Dividends on Series A preferred stock                                                              (78,360)               -
Beneficial conversion feature on issuance of
     Series A preferred stock                                                                     (767,431)               -
Issuance of common stock in private placement for
     cash                                                                                                         1,822,406
Offering costs on issuance of common stock in
     private placement for cash                                                                                    (196,793)
Common stock committed for services rendered                      13,134                                             13,134
Warrants issued for services rendered                                                                               390,409
Warrants issued for services rendered                                                                               162,792
Stock options issued in exchange for settlement
     of accounts payable                                                                                             15,000
Stock options issued for services rendered                                                                           59,373
Issuance of common stock on cashless exercise of
     warrants                                                                                                             -
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock                                                                          -
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock                                                                          -
Amortization of deferred compensation                                           1,032,981                         1,032,981
Warrants issued for services rendered                                                                               130,712
Common stock committed for services rendered                       4,415                                              4,415
Reversal of deferred compensation                                               2,272,561                                 -

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Issuance of common stock for services rendered                                                                       10,309
Common stock committed for services rendered                       9,691                                              9,691
Warrants issued for services rendered                                                                                18,284
Offering costs on issuance of common stock subject
      to buyback for cash                                                                                           (20,000)
Offering costs on issuance of common stock subject
      to buyback for cash                                                                                           (24,500)
Issuance of common stock for subscription receivable                                                                  3,982
Common stock committed to investors as a penalty
     for delayed registration of common stock                     57,661                                             57,661
Net loss                                                                                        (5,925,680)      (5,925,680)
                                                               ------------------------------------------------------------

Balance, April 30, 2003   (Restated)                            $ 92,065        $       -    $ (13,632,250)        $ 57,842

Warrants issued for services rendered                                                                                 8,079
Issuance of common stock for services rendered                                                                       21,600
Warrants issued for services rendered                                                                                35,598
Stock options issued for services rendered                                                                            5,458
Issuance of common stock on cashless conversion
     of Series A preferred stock                                                                                          -
Dividend on induced conversion of Series A
     preferred stock                                                                              (583,243)               -
Issuance of committed common stock                               (57,661)                                                 -
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                11,679
Issuance of committed common stock                                (9,691)                                                 -
Issuance of common stock on exercise of                                                                                   -
     warrants                                                                                                           340
Issuance of committed common stock                               (17,549)                                                 -
Issuance of common stock on conversion of
     convertible notes payable - related parties                                                                    100,000
Stock options issued for services rendered                                                                           52,742
Issuance of common stock for services rendered                                                                        3,000
Issuance of committed common stock                                (7,164)                                                 -
Issuance of common stock for cash                                                                                   100,000
Issuance of common stock for cash                                                                                   208,000
Issuance of common stock for cash                                                                                   188,000
Issuance of common stock for services rendered                                                                        6,360
Stock options issued for services rendered                                                                           31,514
Beneficial conversion feature on convertible                                                                              -
     notes payable - related parties                                                                                    341
Issuance of common stock for cash                                                                                    60,000
Issuance of common stock for cash                                                                                   100,000
Issuance of common stock for cash                                                                                   500,000
Offering costs on issuance of common stock
     for cash                                                                                                       (40,000)
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               191,255
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                     6,009
Issuance of common stock for cash                                                                                    60,001
Stock options issued for services rendered                                                                          278,142
Issuance of common stock for services rendered                                                                       15,000
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                45,954
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                     7,143
Offering costs on issuance of common stock subject
     to rescission rights for cash                                                                                   (5,250)
Issuance of common stock for services rendered                                                                        1,500
Stock options issued for services rendered                                                                           24,104
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                55,118
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                     7,937
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock for services rendered                                                                       24,475
Warrants issued for services rendered                                                                                17,775
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                66,650
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                     9,837
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of common stock for services rendered                                                                       10,560
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                 2,243
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                 58,245
Issuance of warrants in conjunction with
     convertible notes payable - related parties                                                                     91,755
Issuance of common stock for services rendered                                                                       64,900
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                  4,026
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                 41,196
Issuance of warrants in conjunction with
     convertible notes payable - related parties                                                                    143,804
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                  6,046
Issuance of warrants in conjunction with
     convertible notes payable - related parties                                                                     43,954
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                  9,558
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Offering costs on issuance of common stock subject
     to rescission rights for cash                                                                                   (5,250)
Issuance of common stock for services rendered                                                                        4,100

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               124,165
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    19,415
Issuance of common stock for services rendered                                                                        3,360
Offering costs on issuance of common stock subject
     to rescission rights for cash                                                                                   (7,000)
Common stock committed for services rendered                       9,940                                              9,940
Stock options issued for services rendered                                                                           15,917
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               210,812
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    38,323
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                 15,831
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock for services rendered and
     to be rendered                                                              (324,000)                                -
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    10,735
Warrants issued for services rendered                                                                                78,297
Issuance of common stock for services rendered                                                                       35,400
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of common stock for services rendered                                                                      278,000
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               360,527
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    74,639
Issuance of common stock on exercise of warrants                                                                     53,664
Warrants issued for services rendered
     and to be rendered                                                           (75,461)                                -
Issuance of common stock for services rendered
     and to be rendered                                                          (213,750)                                -
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                 78,024

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Issuance of common stock on cashless
     exercise of warrants                                                                                                 -
Warrants issued for services rendered                                                                                54,675
Common stock committed for legal settlement                       13,440                                             13,440
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    11,738
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    17,790
Common stock committed to investors as a penalty
     for delayed registration of common stock                    156,299                                            156,299
Warrants accrued but not issued to investors as a
     penalty for delayed registration of the underlying
     common stock                                                                                                    27,717
Amortization of deferred compensation                                             153,903                           153,903
Net Loss                                                                                        (7,600,103)      (7,600,103)
                                                               ------------------------------------------------------------
Balance, April 30, 2004                                        $ 179,679       $ (459,308)   $ (21,815,596)    $ (2,883,152)

Beneficial conversion feature on convertible
     notes payable                                                                                                   25,262
 Issuance of warrants in conjunction with
      convertible notes payable                                                                                     399,738
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                15,667
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock                                                            186,733
Issuance of common stock for services rendered                                                                      208,050
Issuance of common stock for services rendered                                                                        6,895
Offering costs on issuance of common stock                                                                          (13,000)
Common stock committed for services rendered                      13,090                                             13,090
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock            (156,299)                                                 -
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               143,972
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                                             27,732
Issuance of common stock for cash                                                                                    45,000
Offering costs on issuance of common stock                                                                           (5,000)
Offering costs on issuance of common stock                                                                           (2,250)
Amortization of deferred compensation                                              92,202                            92,202
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                61,224
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock                                                            140,443
Issuance of common stock for cash                                                                                    20,000
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock for cash                                                                                   100,000
Issuance of common stock for cash                                                                                    50,000

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                  Committed                       during the
                                                                   Common         Deferred       Development
                                                                    Stock       Compensation        Stage            Total
                                                               ------------------------------------------------------------
Issuance of common stock for cash                                                                                    30,000
Issuance of common stock for cash                                                                                   100,000
Offering costs on issuance of common stock                                                                          (11,500)
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               235,655
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                                             36,412
Common stock committed for services rendered                       9,990                                              9,990
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                  1,305
Beneficial conversion feature on convertible
     notes payable - related parties                                                                                  3,859
Issuance of common stock for cash                                                                                   100,000
Beneficial conversion feature on convertible
     notes payable                                                                                                   30,044
Issuance of warrants in conjunction with
      convertible notes payable                                                                                     209,956
Beneficial conversion feature on convertible
     notes payable                                                                                                    7,511
Issuance of warrants in conjunction with
      convertible notes payable                                                                                      52,489
Issuance of committed common stock for legal settlement          (13,440)                                                 -
Amortization of deferred compensation                                             114,150                           114,150
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                                59,935
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                                            136,473
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                               251,060
Common stock committed to investors as a
     penalty for delayed registration of common stock                546                                                546
Issuance of warrants to investors as a penalty for 50%?
     delayed registration of the underlying common stock                                                             37,715
Common stock committed for services rendered                       8,460                                              8,460
Warrants issued for services rendered                                                                                38,573
Issuance of common stock for services rendered                                                                      177,466
Common stock committed to investors as a
     penalty for delayed registration of common stock            116,004                                            116,004
Warrants accrued but not issued to investors as a penalty
     for delayed registration of the underlying common stock                                                         15,500
Amortization of deferred compensation                                              72,199                            72,199
Net loss                                                              -                -        (4,128,489)      (4,128,489)
                                                              -------------------------------------------------------------
Balance at July 31, 2004                                      $ 158,030        $ (180,757)   $ (25,944,085)    $ (3,632,084)
                                                              -------------------------------------------------------------

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
--------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                      August 21,
                                                                                                         1995
                                                                  For the Three Months Ended        (Inception) to
                                                                -----------------------------          July 31,
                                                                   July 31,        July 31,              2004
                                                                     2004            2003
                                                                                   Restated
                                                                  (unaudited)     (unaudited)         (unaudited)
                                                                -------------     -----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $ (4,128,489)     $ (1,078,583)     $(24,515,051)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                                     52,338            30,281           295,876
     Issuance of common stock for services rendered                  392,411            21,600         5,151,020
     Common stock committed for services rendered                     31,540             3,000            31,540
     Common stock issued for legal settlement                             --                --            13,440
     Issuance of common stock as compensation expense
       for services rendered from minority shareholders                   --                --            18,923
     Warrants issued or committed for services rendered               38,573            43,677           976,035
     Financing expense in connection with the
       issuance of warrants                                               --                --           223,710
     Stock options issued for services rendered                           --            58,200         2,066,540
     Additional compensation to officer in the form of
       convertible note payable - related party                           --                --            42,171
     Amortization of deferred compensation                           278,551                --         1,465,435
     Amortization of debt discount on convertible
       notes payable                                                 730,164                --         1,222,944
     Issuance of convertible notes payable as a penalty
      for the delayed registration of the underlying common
       stock                                                           3,000                --            10,000
     Issuance of common stock as a penalty for the delayed
       registration of shares of common stock                        767,514            11,679         2,049,877
     Issuance or commitment to issue warrants as a penalty
       for the delayed registration of the underlying
       common stock                                                  581,008                --           812,290
     Common stock committed as a penalty for the delayed
       registration of shares of common stock                        116,550                --           116,550
     (Increase) decrease in
         Restricted cash                                                  --                --                --
         Accounts receivable                                         (30,412)               --           (60,824)
         Other receivable                                                 --                --                --
         Other current assets                                         52,906           (53,873)         (161,911)
         Other assets                                                     --            63,317                --
     Increase (decrease) in
         Accounts payable                                             86,630           205,988         1,493,061
         Accrued expenses                                              4,126            (1,600)           92,417
         Accrued payroll and payroll taxes                           (27,478)           (3,038)          821,594
         Accrued interest                                             24,491             5,226           103,713
         Other current liabilities                                    67,183                --            67,183
                                                                ------------      ------------      ------------

Net cash used in operating activities                           $   (959,394)     $   (694,126)     $ (7,663,467)
                                                                ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                        $   (200,534)     $    (24,308)       (1,050,063)
                                                                ------------      ------------      ------------

Net cash used in investing activities                               (200,534)          (24,308)       (1,050,063)
                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock in
    private placement                                                     --                --         3,547,406
   Offering costs on issuance of common stock in
        private placement                                                 --                --          (196,793)
   Proceeds from issuance of common stock                            475,000                --         2,468,268
   Offering costs on issuance of common stock                        (31,750)               --           (89,250)
   Proceeds from the issuance of preferred stock                          --                --           979,301
   Offering costs on issuance of preferred stock                          --                --          (178,902)
   Proceeds from issuance of common stock subject
     to rescission rights                                                 --                --           475,000
   Proceeds from issuance of common stock subject
     to buy-back                                                          --           200,000           200,000
   Recapitalization of reverse merger                                     --                --                14
   Proceeds from exercise of stock options in subsidiary                  --                --             7,164
   Proceeds from issuance of common stock upon exercise
     of warrants                                                          --               340            54,004
   Payment on notes payable                                             (557)               --            (1,064)
   Proceeds from issuance of notes payable - related parties              --                --           471,853
   Payments on notes payable - related parties                       (42,934)               --          (589,265)
   Proceeds from convertible notes payable - related parties              --                --            55,400
   Payments on convertible notes payable - related parties                --                --           (35,400)
   Proceeds from convertible notes payable
     subject to rescission rights                                    300,000                --           685,000
   Proceeds from collection of subscription receivable               425,000           443,482           868,482
                                                                 -----------       -----------       -----------

Net cash provided by financing activities                          1,124,759           643,822         8,721,218
                                                                 -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                 (35,169)          (74,612)            7,688

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        42,857           107,008                --
                                                                 -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     7,688       $    32,396       $     7,688
                                                                 ===========       ===========       ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                             $       176       $        --       $     3,064
                                                                 ===========       ===========       ===========


       Income taxes paid                                         $        --       $        --       $    14,183
                                                                 ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued 281,455, 45,000, and 13,606,614 shares of common stock, respectively, for services rendered valued at the fair value of the common stock on the issuance date of $392,411, $21,600 and $5,151,020, respectively.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company committed to issue 25,000, 6,000, and 25,000 shares of common stock, respectively, for services rendered valued at the fair value of the common stock on the commitment date of $31,540, $3,000 and $31,540, respectively.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued warrants to purchase 100,000, 200,000, and 1,010,000 shares of common stock, respectively, for services rendered valued at the fair value of the common stock on the issuance date of $38,573, $43,677 and $976,035, respectively.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to the legal counsel of the Company of of $25,648, $238,816, and $673,083, respectively.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company expensed $767,514, $11,679 and $2,049,877 for the issuance of 545,181, 25,952 and 1,386,904 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company committed to issue 116,459, 0 and 116,459 shares of common stock, respectively, valued at $116,550, $0 and $116,550, respectively, as a penalty for the late registration of common stock.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, the Company issued convertible notes payable of $3,000, $0 and $10,000 as a penalty for the late registration of common stock to be issued upon conversion of convertible notes payable.

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company expensed $581,008, $0 and $812,290 for the issuance or committed issuance of warrants to purchase 489,651, 0 and 690,943 shares of common stock, respectively, as a penalty for the late registration of common stock to be issued upon exercise of the warrants.

The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

GENERAL

HiEnergy Technologies, Inc. ("HiEnergy", together with its Subsidiaries, the "Company") is a nuclear technologies-based company focused on the research and development of proprietary, neutron-based, "stoichiometric" sensor devices. To date, the Company has devoted the bulk of its efforts and resources to the research, design, testing and development of its proprietary, "stoichiometric" sensor devices and underlying technologies, and has yet to generate sales revenues from the sale of any products using this technology. HiEnergy's primary focus is currently on the commercialization of the Company's initial prototype devices, primarily the vehicle-borne "CarBomb Finder", which the Company intends to market to governmental and private entities and to distribute or license through industry partners. The Company's stoichiometric technology has also been incorporated into four additional prototype applications which, if the Company is able to raise the funds necessary to commercialize them, will be the next products it attempts to launch: (i) a compact version of the Company's explosives detection technology which is housed in a suitcase on wheels and is more mobile than the vehicle-borne version; (ii) an anti-tank landmine detector;
(iii) an unexploded ordnance detector, which is also useful to detect Improvised Explosive Devices (IEDs), both of which are typically above the ground; and (iv) a device the Company calls a Refractorymeter which can detect fissures or erosions in the ceramic lining of oil cracking tanks. Additionally, the Company continues to be focused on the research and development of additional applications of the Company's technologies and their further exploitation, both internally and through collaboration with third parties.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Ltd. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware on July 28, 2003 and March 11, 2004, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). HiEnergy holds an approximate 92% interest in Microdevices, which was the vehicle through which the Company's "stoichiometric" technology was initially developed by its Chairman and CEO, Dr. Bogdan Maglich. In November 2003, HiEnergy's Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, the Company would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but the Company anticipates its completion by the end of 2004.

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

As a result of this revision and the change in how the Company determines the fair value of Microdevices common stock, the Company's financial results for the fiscal years ended April 30, 2002 and 2003, as well as the quarter ended July 31, 2003, have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. The Company has also made additional corrections to previously unrecognized accounting discrepancies discovered during the restatement process, including adjustments for estimated payroll tax liability as discussed in item 7 below.

Below is the reclassification effect as of and for the quarter ended July 31, 2003 and the period from August 21, 1995 (inception) to July 31, 2003:


                                         AS ORIGINALLY        RESTATEMENT                 AS
                                            REPORTED           ADJUSTMENT              RESTATED
 BALANCE SHEET
                      Current assets           $   781,133     $   (232,631)   13        $   548,502
                                      --------------------- -----------------      ------------------
                        Total assets

                                                 1,279,584                 -               1,279,584
                                      ===================== =================      ==================

   Accrued payroll and payroll taxes                17,116           371,198    7            388,314

    Common stock subject to buy-back                     -           694,000    6            694,000

           Total current liabilities               977,707           371,198    7

                                                                     694,000    6          2,042,905
                                      --------------------- -----------------      ------------------

                   Minority interest                18,923                 -                  18,923
                                      --------------------- -----------------      ------------------

 SHAREHOLDERS' DEFICIT

                        Common stock                28,819           (2,000)    6             26,819
                                      --------------------- -----------------      ------------------

          Additional paid-in capital            10,972,210         3,792,564    1
                                                                     667,037    2
                                                                   (255,460)    3
                                                                      24,924    4
                                                                      57,661    5
                                                                   (492,600)    6
                                                                    (42,908)    8
                                                                    (32,705)    9
                                                                      11,679    5
                                                                    (28,153)   11
                                                                   (199,400)    6         14,474,849
                                      --------------------- -----------------      ------------------

              Committed common stock                 7,164             3,000                  10,164
                                      --------------------- -----------------      ------------------

      Deficit accumulated during the
                   development stage          (10,725,239)       (3,792,564)    1
                                                                   (667,037)    2
                                                                    255,460     3
                                                                   (363,904)    7
                                                                    (24,924)    4
                                                                    (57,661)    5
                                                                      42,908    8
                                                                      32,705    9
                                                                     (3,000)   10
                                                                     (7,294)    7
                                                                    (11,679)    5
                                                                      28,153   11        (15,294,076)
                                      --------------------- -----------------      ------------------

          Total stockholders' equity               282,954         (694,000)    6
                                                                   (371,198)    7          (782,244)
                                      --------------------- -----------------      ------------------

Total liabilities & shareholders'
equity                                           1,279,584                                 1,279,584
                                      ===================== =================      ==================

                                        AS ORIGINALLY         RESTATEMENT                 AS
                                           REPORTED            ADJUSTMENT              RESTATED
                                           --------            ----------              --------
STATEMENT OF OPERATIONS
                 Contract Revenues             $   103,749     $   (103,749)   12          $       -

          General & Administration               1,028,240          (42,908)    8
                                                                    (32,705)    9
                                                                       3,000   10
                                                                       7,294    7            962,921
                                    ----------------------- -----------------      ------------------

            Research & Development                 202,071         (103,749)   12             98,322
          Total operating expenses               1,230,311          (42,908)    8
                                                                    (32,705)    9
                                                                       3,000   10
                                                                       7,294    7
                                                                   (103,749)   12          1,061,243
                                    ----------------------- -----------------      ------------------

              Loss from operations             (1,126,562)            42,908    8
                                                                      32,705    9
                                                                     (3,000)   10
                                                                     (7,294)    7        (1,061,243)
                                    ----------------------- -----------------      ------------------

               Penalties on equity                       -          (11,679)    5           (11,679)
               Total other expense                 (4,861)          (11,679)    5           (16,540)

  Loss before provision for income
                             taxes             (1,131,423)            42,908    8
                                                                      32,705    9
                                                                     (3,000)   10
                                                                     (7,294)    7
                                                                    (11,679)    5        (1,077,783)
                                    ----------------------- -----------------      ------------------

                          Net loss             (1,132,223)            42,908    8
                                                                      32,705    9
                                                                     (3,000)   10
                                                                     (7,294)    7
                                                                    (11,679)    5        (1,078,583)
                                    ----------------------- -----------------      ------------------

          Preferred stock dividend               (611,396)            28,153   11          (583,243)
             Net loss available to
                      shareholders             (1,743,619)            42,908    8
                                                                      32,705    9
                                                                     (3,000)   10
                                                                     (7,294)    7
                                                                    (11,679)    5
                                                                      28,153   11        (1,661,826)
                                    ======================= =================      ==================

1) For the period from August 21, 1995 (inception) to April 30, 2002 the Company issued common stock, options and warrants to its founder, company directors and other service providers as compensation for services rendered in lieu of cash. The Company determined the fair value of the stock issued for this purpose as the value of the service provided by the service provider. The Company later determined that a more appropriate fair value for the common stock was the weighted average per share value of cash received upon the sale of common stock during the same period. Accordingly the Company increased compensation expense during the period by $3,792,564 as well as additional paid in capital and accumulated deficit.

2) For the period from August 21, 1995 (inception) to April 30, 2002 the Company issued stock options and initially valued the options using the "services provided" method described above in item 1 as the fair value of the Company's common stock. The Company later determined, using the "stock sold for cash" method to determine the fair value of the underlying stock, that the options were of greater value adding additional compensation expense of $667,037 for the period from August 21, 1995 (inception) to April 30, 2002. In fiscal 1999 the Company granted an option to purchase 2,482,011 shares of common stock to its founder with an exercise price of $0.13 per share. Using the "stock sold for cash" method to determine that the fair value of the underlying stock was $0.40 per share, the stock option was in-the-money by $0.27. The Company determined that the compensation expense associated with this stock option grant was $659,684. For the year ended April 30, 2002, both additional paid in capital and accumulated deficit increased by $667,037.

3) For the period ended April 30, 2002, the Company reversed $255,460 of expense for the issuance of common stock for cash that was originally recorded as stock for services. Accordingly additional accumulated deficit was reduced by the same amount

4) For the year ended April 30, 2002, the Company issued warrants and initially valued the warrants using the "services provided" method described above in item 1 as the fair value of the Company's common stock. The Company later determined, using the "stock sold for cash" method to determine fair value of the underlying stock, that the fair value of the warrants added additional compensation expense of $24,924 for the year ended April 30, 2002. Additional paid in capital and accumulated deficit were increased by the same amount.

5) For the year ended April 30, 2003, the Company recorded an expense of 57,661 for the issuance of common stock as a penalty for delayed registration. The issuance was originally recorded as an issuance cost. Accumulated deficit and additional paid in capital were increased accordingly. For the three months ended July 31, 2003, the Company recorded an expense of $11,679 for the issuance of common stock as a penalty for delayed registration. The issuance was also originally recorded as an issuance cost. Accumulated deficit and additional paid in capital were increased accordingly.

6) For the year ended April 30, 2003, the Company reclassified $494,000 from stockholders' deficit to current liabilities. For the three months ended July 31, 2003, the Company reclassified $200,000 from stockholder's deficit to current liabilities. In April and June 2003, the Company engaged in a public offering of its shares to purchasers who bought 1,400,000 and 900,000 shares of common stock in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for the shares. These sales were made through private negotiation of the prices to be paid by each investor, and the prices were not consistent during the offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit companies of our size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased the Company's common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require the Company to buy back their shares at the price they paid for them. This right continues until two years from the date of the last sale made in violation of the fixed price rules. The Company received waivers on 300,000 of the shares sold in the public offering.

7) For the three months ended July 31, 2003, the Company recorded an estimated payroll tax liability of $7,294 for interest on an unpaid estimated payroll tax liability of $363,904 for the period from August 21, 1995 (inception) through April 30, 2003. Accordingly, current liabilities and accumulated deficit increased by the combined amount of $371,198. The Company has accrued the liability for its failure to timely file payroll tax returns, W-2s and 1009s.

8) For the three months ended July 31, 2003, the Company reversed $42,908 of expense for stock options that were overvalued when issued. Accordingly, additional paid in capital and accumulated deficit were decreased by the same amount.

9) For the three months ended July 31, 2003, the Company reversed $32,705 of expense for warrants that were overvalued when issued. Accordingly, additional paid in capital and accumulated deficit were decreased by the same amount.

10) For the three months ended July 31, 2003, the Company expensed $3,000 for common stock issued to Members of the Board of Directors. Accordingly, additional paid in capital and accumulated deficit were increased by the same amount.

11) For the three months ended July 31, 2003, the Company reversed 28,153 of preferred stock dividends to remove the penalty portion of the dividend. Accordingly, additional paid in capital and accumulated deficit were decreased by the same amount.

12) For the three months ended July 31, 2003, the Company reclassified $103,749 of grant income as an offset against research and development costs in accordance with section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts cost Sharing Arrangements.

13) In fiscal year 2003, the Company issued 500,000 stock options to a business development consultant with a fair value of $761,007. As of July 31, 2003, the Company reclassified the long-term portion of $232,631 to other assets from other current assets. The stock option grant was amortized over the three year life of a contract to which it applies.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company incurred net losses available to common shareholders of approximately $4,128,489 $1,661,826, and $25,944,085, respectively, and it had negative cash flows from operations of approximately $959,394, $622,892, and $7,663,467, respectively. In addition, the Company had an accumulated deficit of $25,944,085 and was in the development stage as of July 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of July 31, 2004 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of HiEnergy and its 92% owned subsidiary, Microdevices, and its wholly owned subsidiaries, HiEnergy Defense and HiEnergy Europe. All significant inter-company accounts and transactions have been eliminated.

                          DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Where the Company has issued convertible notes payable with beneficial conversion features without detachable warrants the difference between the conversion price and the fair value of the common stock, at the commitment date, is recorded as a debt discount and is amortized to interest expense over the redemption period of the convertible note payable, in accordance with EITF No.'s 98-5 and 00-27. The redemption period is the shorter of the period to maturity, conversion, or other event which requires the Company to rescind the convertible note payable.

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

           PENALTIES ASSOCIATED WITH LATE REGISTRATION OF COMMON STOCK

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include a provision that requires the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of the convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty is payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 11, 16, 17 and 18 and the commitment to issue such penalty securities is described in Note 15.

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

No stock options were granted during the three month period ended July 31, 2004.

The following table compares net loss attributable to common stockholders and loss per share for the three months ended July 31, 2004 and 2003, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123:

                                                                 July 31, 2004          July 31, 2003
                                                             ----------------------- ---------------------
     Net loss attributable to common stockholders                       (4,128,489)           (1,661,826)
     Total stock-based employee compensation expense
              determined under fair value based methods for
                    all awards, net of related tax effects                (156,115)           (1,157,841)
                                                             ----------------------- ---------------------
     Pro forma net loss attributable to common stockholders             (4,284,604)           (2,819,667)

     Basic loss per share:
              As reported                                                    (0.13)                (0.29)
                    Pro forma                                                (0.14)                (0.29)
     Diluted loss per share:
              As reported                                                    (0.13)                (0.29)
                    Pro forma                                                (0.14)                (0.29)


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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the three months ended July 31, 2004:

                                                               July 31, 2004
                                                             -----------------
      Stock Options                                                 6,768,675
      Warrants                                                     11,200,829
      Convertible notes payable and acrued
            interest - related parties                                728,862
      Convertible notes payable and accrued
            interest - subject to recission rights                  1,213,981
      Common stock subject to buy-back                              2,000,000
      Common stock subject to rescission rights                     2,066,320
      Microdevices minority shareholders                              459,222
      Microdevices options and warrants                               324,020
                                                             -----------------
                                                                   24,761,909
                                                             -----------------


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

NOTE 5 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this quarterly report for the period ended July 31, 2004 as filed on Form 10-QSB (the "Report"), and the Company's Annual Report filed on Form 10-KSB for the year ended April 30, 2004, including the information under the heading entitled "Risk Factors", as well as review the disclosures contained in the Forward-Looking Statements set out in this Report.

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

      o an inability to obtain, as and when needed, additional financing on commercially reasonable terms;

      o an inability to shift resources toward the implementation of the Company's plan to commercialize, manufacture and market the Company's initial prototype device;

      o an inability to transition the Company's prototype into a commercial product meeting certain specifications which satisfy the demands of prospective customers;

      o an inability to manufacture, or contract for the manufacture of, the Company's products in a scalable and cost effective manner producing sufficient quantities on a timely basis under strict quality guidelines and in compliance with regulatory requirements;

      o an inability to defend against and resolve pending or future litigation including the current investigative matters brought forth by the U.S. Securities and Exchange Commission ("SEC") and certain disputes involving former consultants and employees;

      o an inability to reconcile potential securities sales violations, including potential rescission and buy-back penalties;

      o     ability to reconcile any potential payroll tax liabilities;

      o limitations on the Company's intellectual property rights and the ability to bring or defend against claims of intellectual property infringement;

      o an inability of the Company to recruit and maintain quality management, improve internal controls of operations and attain optimal distribution of executive powers;

      o an inability to obtain approvals from the U.S. Nuclear Regulatory Commission, U.S. Department of Commerce, U.S. Department of the State, and any other state or federal regulatory agency if and as applicable; o changes in the regulatory and legislative environment affecting governmental laws and licensing requirements, including without limitation export restrictions and controls;

      o risks associated with budget processes of governmental agencies and departments affecting the availability of future government funding for future product development and sales;

      o risks associated with international sales including, but not limited to, changes in domestic and foreign regulatory requirements; political instability in targeted foreign markets; differences in technology standards; possible foreign currency controls; longer payment cycles and inadequate collection system; fluctuations in currency exchange rates; inconsistent intellectual property protections among foreign jurisdictions; export restrictions, tariffs, embargoes or other barriers; prejudicial employment laws and business practices; difficulties in obtaining and managing distributors; and potentially negative tax consequences;

      o changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the CarBomb Finder, caused by promotional offerings, customer volume orders, or competitive pricing pressures;

      o     an inability to adapt to rapid technological change;

      o     dependence upon a limited number of suppliers for component parts;

      o an inability to anticipate and resolve problems with, or customer service issues related to, unqualified variables in product performance, dependability and usage, as well as maintenance requirements that could affect market acceptance and perceptions about the Company's products;

      o product liability and related claims if products malfunction or fail to detect substances, such as explosives, accurately, or at all;

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

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:


                                                 July 31, 2004    April 30, 2004
                                                 -------------    --------------

 Prepaid consulting                                $ 23,763          $ 52,021
 Prepaid insurance                                  102,033             9,634
 Equipment deposits                                  38,114           150,000
 Other                                                8,000            13,162
                                                   --------          --------

TOTAL                                              $171,910          $224,817
                                                   ========          ========


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                 July 31, 2004    April 30, 2004
                                                 -------------    --------------

Prototype equipment                               $  395,045        $  228,399

Laboratory equipment                                 542,833           501,445

Furniture and fixtures                                51,110            58,610

Leasehold improvements                                51,150            51,150

Web site development                                  14,400            14,400
                                                  ----------        ----------
                                                   1,054,538           854,004

Less accumulated depreciation                        295,874           243,536
                                                  ----------        ----------

                 TOTAL                            $  758,664        $  610,468
                                                  ==========        ==========


Depreciation and amortization expense for the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, was $52,338, $30,281 and $295,876, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

Microdevices has not filed, or needs to amend, certain of its 1099's, W-2's and payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered by officers, employees, directors, legal advisors and consultants. As of July 31, 2004, the Company has accrued $400,734 for payroll taxes, penalties and interest. The Company intends to file, or amend as necessary, its 1099's, W-2's and payroll tax returns and pay any amounts due as soon as possible.

Excluding the payroll tax liability mentioned above, the Company has salaries and wages payable of $29,303 as of July 31, 2004.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following:

                                                                                       July 31, 2004        April 30, 2004
                                                                                       -------------        --------------
         Note payable to an equipment supplier, secured by equipment, payable in monthly installments of $169, plus interest at 18% per annum, due
           in January 2007.                                                             $      3,413          $     3,970

         Note payable to employee for salary deferral, unsecured, non-
            interest bearing, due in May 2004.  The note was repaid in May 2004.                   -                2,500

         Notes payable to employees for salary deferral, unsecured, bearing interest at 5% per annum, due at varying dates
            from July 2004 to October 2004.                                                   11,029                7,840
                                                                                 -----------------------------------------
                                                                                              14,442               14,310

         Less current portion                                                                 13,007               12,368
                                                                                 -----------------------------------------

           LONG-TERM PORTION                                                             $     1,435          $     1,942
                                                                                 =========================================

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following:

                                                                                       July 31, 2004        April 30, 2004
                                                                                       -------------        --------------
         Notes payable to a shareholder of the Company, unsecured, bearing interest at 10.5% per annum, or 15% per annum upon default, and due in November 1997. As of April 30,
           2004, the notes were in default.                                          $      40,000         $      40,000

         Note payable to a shareholder of the Company, unsecured,
           bearing interest at 10.5% per annum, and due on
           demand. The note was repaid in May 2004.                                         45,000                45,000

          Note payable to legal counsel of the Company, unsecured,
           bearing interest at 5% per annum and due on demand.                              14,000                14,000

          Notes payable to the Chairman of the Company, unsecured,
           bearing interest at 5% per annum, and due on demand.                            207,000               249,934
                                                                              -------------------------------------------

                                                                                           306,000               348,934

         Less current portion                                                              306,000               348,934
                                                                              -------------------------------------------

          LONG-TERM PORTION                                                          $           -        $             -
                                                                              -------------------------------------------

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following:

                                                                                       July 31, 2004        April 30, 2004
                                                                                       -------------        --------------
          Convertible notes payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the notes has the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any
            time.                                                                            $596,790           $     571,142

          Convertible note payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $0.85 per share at
            any time.                                                                          38,232                  38,232

         Convertible note payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in May 2005. The holder of the note has the option to convert the principal and interest into
            shares of common stock of the company at $1.00 per share at anytime.               38,061                  38,061
                                                                                ----------------------  ----------------------
                                                                                              673,083                 647,435

         Less current portion                                                                 673,083                 609,374
                                                                                ----------------------------------------------

          LONG-TERM PORTION                                                                $        -           $      38,061
                                                                                ----------------------------------------------

NOTE 12 - CONVERTIBLE NOTES PAYABLE SUBJECT TO RESCISSION RIGHTS

Convertible notes payable subject to rescission rights consisted of the following:

                                                                                       July 31, 2004        April 30, 2004
                                                                                       -------------        --------------
   Convertible notes payable, unsecured, bearing interest at 5% per annum and due in January 2006. The holders of the notes have the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible notes payable have detachable warrants to purchase shares of common stock with a three and one-half year term as follows:
    1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and 240,000 shares at $1.25 per share. The investors also have registration rights on the underlying shares, and, as of April 30, 2004, receive as penalties, (i)
    additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and (ii) additional convertible notes payable equal to 2% of the original principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, the convertible notes payable provide the investors with ratchet rights, whereby the conversion price of the convertible notes payable will be reduced to equal the price of any new shares sold in unrelated transactions before January 15, 2005 at a price per share below $0.45. If shares are to be sold at a price per share under $0.45, the investors also have a first right of refusal to purchase said shares offered. The holders exercised their rights to a second
    closing during the quarter ended July 31, 2004.                                       $      350,000       $     50,000

   Convertible note payable, unsecured, bearing interest at 5% per annum and due in May 2006, issued as a penalty to the holder of the convertible note payable as a result of the Company's inability to file a registration statement within certain specified deadlines, and reflecting the same terms
    of, the convertible notes payable above.                                                       4,000              1,000

   Convertible note payable, unsecured, bearing interest at 5% per annum and due in January 2006. The holder of the note has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible note payable has detachable warrants to purchase shares of common stock with a three and one-half year term as follows:
    411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at
    $1.25 per share and 123,333 shares at $1.50 per share. The investor also has registration rights on the underlying shares. The holder also has rights to a second closing for up to $400,000 of convertible notes
    payable at similar terms.                                                                    185,000            185,000
                                                                                      --------------------------------------
                                                                                                 539,000            236,000

                                                                                      --------------------------------------
   Less current portion                                                                     $    539,000       $    236,000
                                                                                      --------------------------------------

    LONG-TERM PORTION                                                                       $         -        $          -
                                                                                      ======================================

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $425,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $399,738 being allocated to warrants and $25,262 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed resulting in a combined expense of $425,000.

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $240,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $209,956 being allocated to warrants and $30,044 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed resulting in a combined expense of $240,000.

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $60,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $52,489 being allocated to warrants and $7,511 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed resulting in a combined expense of $60,000.

The above convertible notes payable may be subject to integration with previous sales of convertible notes payable to the investors. Earlier, the Company sold to the investors in a private offering, while the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws of the United States and effectively rendered such private offering illegal. If this is the case, the purchasers of convertible notes payable may have similar rescission rights available to certain shareholders as described in Note 13. (See Note 13 for a full description of the circumstances surrounding the rescission rights of investors). Accordingly, the Company may be required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate and any penalties due the holders of securities with registration rights, and the convertible notes payable would be cancelled. To date, the Company has not made a final determination as to whether or not a violation has occurred. Even though it does not anticipate receiving any demands for repurchase of these convertible notes payable, the Company has recorded the $539,000 from the sales of convertible notes payable, effected during this period when the registration statement was on file, as a current liability as of July 31, 2004.

NOTE 13 - SALES OF COMMON STOCK SUBJECT TO RESCISSION

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

While the Company's registration statements were on file with the SEC, the Company also raised capital through the sale of its securities in a private placement to accredited investors. While it is true that rules and regulations under the Securities Act of 1933 do not permit issuers such as the Company to conduct a public offering on a continuous basis at varying prices or a negotiable price, the only overlap occurred with respect to the selling stockholders' registration statement. Although the Company, as an issuer, was not selling stock publicly and privately at the same time, the Company has been advised that it is possible that the contemporaneous, private offering of the Company's securities by the Company while the selling stockholders' shares were in registration with the SEC may be deemed to be "integrated" under the federal securities laws of the United States. Integration occurs where two offerings that are close in time are deemed to constitute only one, single offering, and the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which makes rendering such offering and unregistered public offering illegal. In such event, the persons who purchased securities in such an offering may be entitled to, among other penalties or fines which may be assessed against the issuing company, the right to demand rescission of the offering. In that case, the Company would be required to pay each rescinding investor the amount it received as consideration for the illegal securities, plus any interest accrued with respect to such amount at the applicable rate, and the securities would be cancelled.

While the Company has not completed any independent investigation into whether or not rescission rights are in fact due to certain shareholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to prior investors (for example, the effect of Rule 155, which is a safe harbor with respect to integration if one of the simultaneous offerings that caused the integration has been abandoned), the Company does not anticipate receiving any demands for repurchase of these shares. Nevertheless, until such time as the Company has determined with the Company's legal advisors whether or not integration has occurred, the Company has recorded $1,058,156 from the sales of 2,066,320 shares of common stock during this period when the registration statement was on file, as a liability as of July 31, 2004. As of April 30, 2004, the liability was offset by a $425,000 subscription receivable, which was subsequently received by the Company in May 2004.

NOTE 14 -RESEARCH AND DEVELOPMENT COSTS

The Company has been engaged in commercializing a proprietary technology for assembling sensor systems for numerous governmental and commercial applications and markets. The Company's technology has the ability to determine automatically, in a matter of tens of seconds and with a high degree of accuracy, whether an object or container carries dangerous substances, such as explosives, illicit drugs or biological agents, by deciphering the chemical formula of selected substances. Further, the Company's management believes that its technology has numerous other applications.

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

Below is a summary of research and development costs for the following periods:

                                                                                   For the
                                                                                 Period from
                                                                                 August 21,
                                                                                    1995
                                                                               (Inception) to
                                               Three Months ended July 31,        July 31,
                                           -------------------------------- ------------------
                                                   2004            2003             2004
                                           ----------------- -------------- ------------------
      Research and development costs             $  311,238      $ 202,071       $  3,565,921

      Grant proceeds                               (91,236)      (103,749)          (933,810)
                                           ----------------- -------------- ------------------
      Net research and development costs         $  220,002       $ 98,322       $  2,632,111
                                           ----------------- -------------- ------------------


NOTE 15 - COMMITMENTS AND CONTINGENCIES

                              EMPLOYMENT AGREEMENTS

In July 2004, HiEnergy entered into an employment agreement with its Controller. Major terms of the agreement are as follows:

      o The Company will pay its Controller $60 per hour for work performed beginning July 26, 2004.

      o The Company will grant its Controller a warrant to purchase 100,000 shares of HiEnergy common stock with a five year term with an exercise price of $0.99, which is the closing price of the Company's traded shares for July 26, 2004. The warrant vests immediately and includes registration rights.

      o The Company will reimburse the Controller, on a monthly basis, for the medical and dental insurance plan in which he participates.

      o The Company will pay for any legal costs that the Controller may incur in connection with any work that he has undertaken on behalf of the Company and indemnify him against any judgments not covered under the Company's D&O insurance policy.

      o The Company will keep its D&O insurance coverage in effect at all times under the present policy limits and for a period of three years following the termination of the Controller's employment, if commercially viable.

      o The Company will reimburse the Controller for reasonable out-of-pocket expenses for a remote office.

      o The Controller would continue working in the same capacity with the Company as before and will take direction from its CEO, CFO and/or financial consultants.


                              CONSULTING AGREEMENTS

In July 2004, the Company executed an engagement letter with an independent contractor to provide financial consulting and financial reporting services. Major terms of the agreement are as follows:

      o The Company will pay the consultant a signing bonus of $10,000, due and payable as of the date the agreement was executed.

      o The Company will pay the consultant cash remuneration of $4,807.69 on a bi-weekly basis for the duration of the engagement.

      o The Company will issue the consultant as deferred compensation, promissory notes bearing 5% interest, in the amount of $25,000 on October 6, 2004, January 6, 2005 and April 6, 2005, provided the consultant is still engaged on said dates. Any issued notes outstanding shall become immediately due in the event the consultant ceases to be a service provider and may be prepaid should funds become available for prepayment of similar promissory notes issued to certain employees of the Company.

      o The Company will grant the consultant a non-qualified option to purchase 500,000 shares of HiEnergy common stock with a five year term and an exercise price of $1 per share. The option shall be forty percent vested on January 6, 2005, provided the consultant is then still a service provider; seventy percent vested on April 6, 2005, provided the consultant is then still a service provider; and fully vested on July 6, 2005, provided the consultant is then still a service provider. The option will immediately vest if the Company is sold or absorbed by a merger or any other change in corporate ownership structure.

In July 2004, the Company executed an employment services contract with a professional legal and financial staffing corporation. As of the date of this Report, one professional is actively contracted and performing services. Major terms of the agreement are as follows:

      o The Company will pay the staffing corporation a non-refundable retainer of $2,200.

      o The Company will pay the staffing corporation $55.00 per hour, plus overtime, for personnel assigned per project, to be invoiced and paid on a weekly basis for the duration of the assignment.

      o Any balances due for services rendered and remaining outstanding after forty-five (45) days of the invoice date shall incur late charges at the greater of (i) 1 1/2 % per month or (ii) the highest rate allowable by law.

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

Rent expense for the three months ended July 31, 2004 and 2003 was $41,679 and $26,400, respectively. Future minimum payments at July 31, 2004 under these lease agreements are as follows

                           Year Ending
                             July 31,
                         -----------------
                               2005                            $107,637
                               2006                              66,375
                                                   ---------------------
                               TOTAL                           $174,012
                                                   =====================

                           PLACEMENT AGENCY AGREEMENTS

In July 2004, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

      o The term of the agreement will be until the proposed financing is completed or at such time as either the Company or the placement agent gives 10 days' written notice of cancellation.

      o The Company will pay a success fee equal to 8% of any of the gross proceeds received by the Company derived from the efforts of the placement agent, plus $5,000 in anticipated legal expenses at closing, to be paid from the proceeds of such closing.

      o The Company will issue warrants to purchase 10% of the amounts of securities placed with investors through the efforts of the placement agent. The exercise price of the warrants will be equal to the price at which the securities were placed. The warrants vest immediately, expire four years from the date of grant, and include "piggyback" registration rights.

                               SEC INVESTIGATIONS

After reading news reports that connected the Company's reverse takeover of Microdevices with known stock manipulators, its Board of Directors directed the Company's President to hire a team of independent investigators to investigate whether any of the Company's officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former U.S. federal prosecutors, a former Assistant U.S. Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. In their review, the independent investigators obtained evidence that some of the Company's stockholders who purchased significant amounts of HiEnergy shares prior to the reverse takeover knew, or had business dealings with, Phil Gurian, a person who the Company later learned had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as one of the Company's directors and, for a short time, as HiEnergy's interim President, was found to have been aware of these purchases of HiEnergy shares. The independent investigators believe the evidence is inconclusive whether Phil Gurian had control over these HiEnergy shares and if so, whether the Company's former president and director had any knowledge of that control.

In April 2003, the Enforcement Division of the SEC commenced a formal investigation as to the undisclosed ownership of the Company's securities by, and actions with respect to its stock taken by, Philip Gurian, Barry Alter and other of their affiliates who controlled SLW at the time of the Company's reverse takeover, and the undisclosed identity of, and the origin of funds used to purchase the Company's stock by, certain of the Company's shareholders. The Company has supplied the Enforcement Division of the SEC attorneys with reports developed by the independent investigators and the Company has cooperated in a transparent and timely manner, and intends to continue to cooperate with the investigation. The Company also agreed voluntarily to provide the Enforcement Division of the SEC with other documents they have requested in its informal investigation.

On March 30, 2004, Dr. Bogdan Maglich, the Company's Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave an oral and written presentation at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. regarding HiEnergy's key markets, business strategy and financial projections. Copies of the presentation were distributed at the conference. The Company subsequently posted the presentation on the Company's website from April 7, 2004 to April 13, 2004. Approximately 2,731 computer users visited the website and had access to the presentation. The total number of hits was 96,937, or a daily average of approximately 13,848. The presentation contained statements of management's beliefs concerning the Company's key markets, business strategy, opportunities and financial projections which were not disclosed in a concurrent registration statement the Company had filed with the SEC on Form SB-2. In order to reduce the risk of an investor relying on the presentation, the Company removed the presentation from the Company's website on April 13, 2004, in part to allow for a "cooling off" period so that any possible effect of the presentation would dissipate, and the Company subsequently withdrew the registration statement on April 16, 2004.

On April 12, 2004, the Company received a Subpoena for information from the SEC, which required the Company to supply them with documents pertaining to the presentation given by Dr. Bogdan Maglich at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. in March 2004. A subsequent letter, dated May 24, 2004, requested documents substantiating statements the Company had previously reported in a press release regarding the Company's discussions with a consortium calling itself the Dallas-Fort Worth Homeland Security Alliance. The Company voluntarily responded to both requests for documents.

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

On June 30, 2004, the SEC sent the Company a Subpoena in which it required the Company to provide it with copies of all documents concerning the restatement of the Company's financial statements for the years ended April 30, 2002 and 2003, as announced on June 9, 2004. The Subpoena requested documentary evidence about the restatement, including, without limitation, all of the Company's electronic and written correspondence, notes, journal entries, records, working papers and other documents that pertain to the restatement, and specifically all communications between the Company and its auditors. The Company's auditors also received a similar subpoena from the SEC. The effect of the restatement of the Company's financial statements was to cause the Company to record additional expense to the Company of $1,009,531 and $514,415 during the fiscal years ended April 30, 2002 and April, 30, 2003, respectively, and to increase the amount of the Company's accumulated deficit and additional paid in capital brought forward at May 1, 2001 by $3,126,684 and $3,123,749, respectively.

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

In October 2003, the Company notified YSCI that it was terminating its contract. In February 2004, YSCI filed a Demand for Arbitration, alleging that the Company breached the consulting agreement and seeking to recover $450,000. In April 2004, YSCI amended its Demand for Arbitration to include a claim for commissions that YSCI claims it is owed in connection with investments made by individuals who purchased shares of the Company's stock. The Amended Demand for Arbitration also seeks a determination as to whether Mr. Yeffet is entitled to exercise options to purchase 500,000 shares of common stock issued to him under the Company's Stock Option Agreement. In June 2004, the Company filed an answer generally denying YSCI's allegations set forth in the original and amended Demands for Arbitration. The Company also filed a cross Demand for Arbitration seeking disgorgement of all monies paid to YCSI and rescission of the consulting agreement and stock option agreement. The parties are in the process of exchanging discovery. The Company intends to vigorously defend itself in and prosecute this arbitration in hearings to commence September 2004.

Prior to its termination, YSCI was granted options to purchase 1,000,000 shares of common stock with an exercise price of $1 per share and exercisable for six years from the date of grant. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after the achievement of certain milestones. The vested 500,000 stock options were valued at $761,000.

On October 19, 2004, we learned about, but have not yet been served with, a Complaint filed in federal court in Orange County, California, and which is styled as a "Complaint for Violation of Federal Securities Laws (Class Action)". Neither we nor our legal counsel have yet had an opportunity to study the Complaint, and therefore cannot make any determination as to the merit of any of the claims asserted, possible defenses to any such claims, the relative value of any such claims, or any other aspect of the lawsuit.

                              MINORITY SHAREHOLDERS

As of July 31, 2004, Microdevices has 20,540 minority shares issued and outstanding. In November 2003, HiEnergy's Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, the Company would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but the Company anticipates its completion by the end of 2004.

                            CONVERTIBLE NOTES PAYABLE

During the three months ended July 31, 2004, the Company issued convertible notes payable ("CNP") with two-year maturities in which the holders of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the CNP provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock before January 15, 2005 at a purchase price per share which is below $0.45, or with respect to the issuance of CNP before January 15, 2005 with a conversion price below $0.45. Most of the CNP also have detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. All CNP have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional convertible notes payable equal to 2% of the original principal balance and (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, in certain cases, the CNP provide the holders with rights of first refusal if shares are sold at a price per share less than $0.45. During the three months ended July 31, 2004, the Company issued $325,648 of CNP, which are convertible into 692,314 shares of common stock, all of which were in-the-money as of July 31, 2004.

                               PENALTY SECURITIES

After August 2003, the Company entered into certain stock and convertible note purchase agreements which contain a provision that requires the Company to (i) register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of the convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2; and
(ii) pay or accrue a penalty in like securities if such shares of common stock are not registered within the specified deadlines. In accordance with the relevant registration rights provisions in these agreements, the Company has paid or accrued penalties due purchasers in these offerings, because the Company failed to meet the specified deadlines for having a Registration Statement on Form SB-2 declared and maintained effective.

As of this date, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or until the penalties become impermissible as a matter of law. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through April 30, 2005, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                                 Shares of        Number of
                                  Common        Shares Under
                                  Stock           Warrants                CNP
                        -------------------------------------------------------
           Aug-04                264,231           176,174               1,000
           Sep-04                286,573           182,468               1,000
           Oct-04                308,911           188,760               1,000
           Nov-04                331,249           234,518               7,000
           Dec-04                353,589           240,811               7,000
           Jan-05                375,929           247,103               7,000
           Feb-05                398,270           253,395               7,000
           Mar-05                420,607           259,689               7,000
           Apr-05                442,946           265,981               7,000
                        -------------------------------------------------------
           Total               3,182,305         2,048,899           $  46,000
                        =======================================================


                         GOVERNMENT CONTRACT COMMITMENTS

The Company is currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to the Company in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7 over a two-year period, which may be extended at the option of the U.S. Army, and the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. The Company's entitlement to SBIR funds is conditioned upon compliance with the terms and conditions of the SBIR contract and applicable federal regulations, including auditing of the expenditure of the resources for allowable purposes by grantor agencies of the federal government or their designees. As of July 31, 2004, the Company believes that any commitments or obligations that may arise from cost disallowance or sanctions as a result of those audits are not expected to be material to its financial statements.

NOTE 16 - COMMON STOCK

                          COMMON STOCK ISSUED FOR CASH

During the three months ended July 31, 2004 and 2003, and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued 347,355, 600,000 and 2,396,149 shares of common stock, respectively, in exchange for cash of $475,000, $200,000 and $2,340,623, respectively.

               OFFERING COSTS ON ISSUANCE OF COMMON STOCK FOR CASH

During the three months ended July 31, 2004 and 2003, and the period from August 21, 1995 (inception) to July 31, 2004, the Company paid offering costs of $31,750, $0 and $89,250, respectively.

                COMMON STOCK ISSUED FOR SUBSCRIPTIONS RECEIVABLE

During the three months ended July 31, 2004 and 2003, and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued 944,444, 0 and 954,444, shares of common stock, respectively, in exchange for subscriptions receivable of $425,000, $0 and $434,982, respectively.

           COMMON STOCK ISSUED FOR SERVICES RENDERED OR TO BE RENDERED

During the three months ended July 31, 2004 and 2003, and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued 281,455, 45,000 and 13,606,614 shares of common stock, respectively, in exchange for services rendered valued at the fair market of the common stock issued of $392,411, $21,600 and $5,151,020, respectively.

Details of the services performed, in consideration for the common stock, during the three months ended July 31, 2004, are as follows:

      o During the three months ended July 31, 2004, 182,955 restricted shares of common stock valued at $177,466 were issued for legal counsel and advisory services received by HiEnergy on general corporate legal matters, including transactional oversight and the preparation of transactional and regulatory documentation.

      o During the three months ended July 31, 2004, HiEnergy issued 95,000 shares of common stock valued at $208,050 to a contracted consultant for services which included strategic planning, development and assisting in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of the Company's business objectives.

      o During the three months ended July 31, 2004, the Company issued 3,500 shares of common stock valued at $6,895, to a strategic marketing and planning consultancy as compensation for services.

            COMMON STOCK COMMITTED FOR ISSUANCE FOR SERVICES RENDERED

During the three months ended July 31, 2004 and 2003, and the period from August 21, 1995 (inception) to July 31, 2004, the Company committed to issue 25,000, 6,000 and 25,000 shares of common stock, respectively, in exchange for services rendered valued at the fair value of the common stock on the commitment date (which typically is the date the services are performed) of $31,540, $3,000 and $31,540, respectively.

Details of the services performed, in consideration for the committed common stock, during the three months ended July 31, 2004, are as follows:

      o During the three months ended July 31, 2004, HiEnergy committed to issue a total of 25,000 restricted shares of common stock valued at $31,540 to members of the Board of Directors of the Company and its subsidiaries for their attendance at scheduled meetings. Each member of the HiEnergy's board received 3,000 restricted shares of common stock for each meeting attended and each member of the board of HiEnergy Defense received 2,000 restricted shares of common stock for each meeting attended, with the exception of the Chairman of HiEnergy Defense who received 3,000 restricted shares for each meeting attended.

                      COMMON STOCK ISSUED AS PENALTY SHARES

During the three months ended July 31, 2004 and 2003, and the period from August 21, 1995 (inception) to July 31, 2004, the Company expensed $767,514, $11,679 and $2,049,877, respectively, for the issuance of 545,181, 25,952 and 1,386,904 shares of common stock, respectively, as penalties for the late registration of common stock ("Penalty Shares"). See "Note 15 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock."

              COMMON STOCK COMMITTED FOR ISSUANCE AS PENALTY SHARES

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company committed to issue 116,459, 0 and 116,459 Penalty Shares, respectively, valued at $116,550, $0 and $116,550, respectively. See "Note 15 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock."

NOTE 17 - STOCK OPTIONS AND WARRANTS

                             STOCK OPTIONS - GENERAL

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside parties.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following summarizes the stock option and warrant transactions:

                                           Stock
                                          Weighted          Options            Weighted                              Weighted
                                           Average            and               Average           Total              Average
                         Stock              Grant           Warrants             Grant           Options              Grant
                        Options             Price             Non-               Price             and                Price
                       Employee           per Share         Employee           per Share         Warrants           per Share
                      -----------        -----------       -----------        -----------       -----------        -----------
Outstanding,
August 21, 1995
 (inception) to
April 30, 2001          2,482,011        $      0.13             1,051        $      0.28         2,483,062        $      0.13

 Granted                  287,653        $      0.20           346,373        $      0.28           634,026        $      0.24
                      -----------        -----------       -----------        -----------       -----------        -----------

Outstanding,
April 30, 2002          2,769,664        $      0.14           347,424        $      0.28         3,117,088        $      0.16
                      -----------        -----------       -----------        -----------       -----------        -----------

 Granted                3,461,755        $      1.24         2,002,726        $      2.02         5,464,481        $      1.43

 Canceled              (2,264,208)       $      1.33            (1,051)       $      0.28        (2,265,259)       $      1.33

 Outstanding,
April 30, 2003          3,967,211        $      0.42         2,349,099        $      1.76         6,316,310        $      0.84
                      -----------        -----------       -----------        -----------       -----------        -----------

Granted                 1,738,221        $      1.03         1,029,000        $      1.11         2,767,221        $      1.01

Canceled               (1,058,483)       $      1.42          (119,705)       $      0.36        (1,178,188)       $      1.31

Outstanding
April 30, 2004          4,646,949        $      0.42         3,258,394        $      1.61         7,905,343        $      0.83
                      -----------        -----------       -----------        -----------       -----------        -----------

Granted                        --        $        --                --        $        --                --        $        --

Canceled                       --        $        --          (831,668)       $      0.45          (831,668)       $      0.45
                      -----------        -----------       -----------        -----------       -----------        -----------

Outstanding
July 31, 2004           4,646,949        $      0.42         2,426,726        $      1.71         7,073,675        $      0.84

Exercisable
July 31, 2004           3,939,449        $      0.65         1,542,726        $      1.26         5,482,175        $      0.83
                      -----------        -----------       -----------        -----------       -----------        -----------

The weighted-average remaining contractual life of the options and warrants outstanding at July 31, 2004 was 4.48 years. The exercise prices of the options and warrants outstanding at July 31, 2004 ranged from $0.13 to $2.95, and information relating to these options and warrants is as follows:

                                                                                                Weighted-             Weighted-
                                                                        Weighted-               Average               Average
                                                                         Average               Exercise               Exercise
                                Stock                Stock              Remaining              Price of               Price of
            Range of          Options &            Options &           Contractual             Options &             Options &
            Exercise          Warrants             Warrants                Life                Warrants               Warrants
             Prices          Outstanding          Exercisable            (years)              Outstanding           Exercisable
      --------------------------------------- ------------------- ---------------------- ---------------------   ------------------
       $0.01 - $0.99           3,990,232           3,530,232                4.73          $             0.36     $         0.31
       $1.00 - $1.99           1,949,454             967,954                4.71          $             1.11     $         1.10
       $2.00 - $2.99           1,133,989             983,989                3.22          $             2.42     $          2.47
                         -------------------- -------------------
                               7,073,675          5,482,175
                         ==================== ===================

                      WARRANTS ISSUED FOR SERVICES RENDERED

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued or committed to issue warrants to purchase 100,000, 200,000 and 1,010,000 shares of common stock, respectively, for services rendered valued at $38,573, $43,677 and $976,035, respectively, which is the fair value as determined by the Black-Scholes option pricing model.

           WARRANTS REPRICED IN CONJUNCTION WITH ADDITIONAL FINANCING

In June 2004, the Company amended a previously issued convertible note payable in the amount of $50,000, which was convertible into shares of common stock at $0.45 per share, and warrants to purchase 312,222 shares of common stock at various exercise prices between $0.45 and $1.50. Under the amended offering, the Company issued separate convertible notes payable of $40,000 and $10,000, in lieu of the prior note, to two investors based on an allowable assignment, and certain warrants were repriced such that the Company issued additional warrants to purchase 77,778 shares of common stock at various exercise prices between $0.45 and $1.25. In connection with the amended NPA, the Company agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the two investors exercising their option to purchase an additional $300,000 of CNP. The CNP have a two year term and bear interest at 5% and are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows; 1,333,332 at $0.45 per share; 400,000 at $0.75 per share and 240,000 at $1.25 per share.

A summary of the amended warrants and exercise prices follows:


               Original Agreement               Amended Agreement
           ----------------------------- --------------------------------
             Exercise       No. of          Exercise         No. of
              Price        Warrants           Price         Warrants
           ----------------------------- --------------------------------
                 $  0.75         66,667          $  0.45         111,111
                 $  1.25         40,000          $  0.75          66,667
                 $  1.50         33,333          $  1.25          40,000
                 $  0.45        222,222          $  0.45         222,222
                        ----------------                -----------------
                                362,222                          440,000
                        ================                =================


                WARRANTS ISSUED AS PENALTY FOR LATE REGISTRATION

During the three months ended July 31, 2004 and 2003 and the period from August 21, 1995 (inception) to July 31, 2004, the Company issued or committed to issue 499,600, 0 and 690,943 respectively, warrants to purchase common stock as penalty warrants with a fair value of $581,018, 0 and $772,028, respectively, related to the delayed registration of the Company's common stock. The fair values of the stock options grants were determined using the Black-Scholes model.

NOTE 18 - SUBSEQUENT EVENTS

                    RECENT SALES AND ISSUANCES OF SECURITIES

In August 2004, the Company committed to issue 21,000 shares of common stock to all members of the Company's Board of Directors as compensation for meeting attendance.

In August 2004, the Company committed to issue warrants to purchase 6,933 shares of common stock with an exercise price of $1.51 to a consultant as a finder's fee.

From August to September 2004, the Company committed to issue unsecured convertible notes payable totaling $476,000 to the Chairman and CEO of the Company for loans he made to the Company, subject to board approval.

In September 2004, the Company issued a convertible note payable for $100,000, which is convertible into shares of common stock at $0.52 per share, to an investor for $100,000 in cash.

In September 2004, the Company issued 192,308 shares of common stock upon conversion of a convertible note payable in the face amount of $100,000.

In September 2004, the Company issued 71,739 shares of common stock and warrants to purchase 23,913 shares of common stock with an exercise price of $1.00 in a related party transaction and in exchange for $33,000 in cash.

In September 2004, the Company committed to issue 15,000 shares of common stock to the board members of the Company as compensation for meeting attendance.

                               PENALTY SECURITIES

In August through October 2004, the Company committed to issue $3,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file a registration statement within specified deadlines.

In August 2004, the Company committed to issue 275,402 shares of common stock and warrants to purchase 179,322 shares of common stock at various exercise prices, to various holders of securities with registration rights as penalties, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In September 2004, the Company committed to issue 297,742 shares of common stock and warrants to purchase 185,615 shares of common stock at various exercise prices, to various holders of securities with registration rights as penalties, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

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

In August 2004, the Company entered into a Retention Agreement with the Company's current securities counsel, for legal services which include the preparation and review of the Company's annual and quarterly reports, regulatory filings and other assistance with corporate and contract needs as the Company may request from time to time.

                              GOVERNMENT CONTRACTS

In September 2004, the Company entered into a Cooperative Agreement with the Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a six month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with the Company. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Phase 1 funded amount. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments shall commence November 2004 and the Company intends to recognize one-sixth of the Phase 1 funding amount as an offset against research and development expenses each month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, comprised of HiEnergy Microdevices, Inc., HiEnergy Defense, Inc., and HiEnergy Europe, Ltd.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB (the "Report"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference, or may incorporate by reference, certain statements that may be deemed to be "forward-looking statements". These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect our business, operations, financial condition and future prospects, which is found under the heading RISK FACTORS at the end of this Item 2 and in "Note 5
- Risks and Uncertainties" to our unaudited Consolidated Financial Statements.

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

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our components; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in interest rates; the cost of insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

Readers should also note that the safe harbor for forward-looking statements provided by, among other federal regulations, Section 21E of the Exchange Act are unavailable to issuers of penny stocks. As we have issued securities at a price below $5.00 per share, our shares are considered penny stocks and such safe harbors are therefore unavailable to us.

GENERAL

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes and the other financial information appearing elsewhere herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Item 2. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading RISK FACTORS at the end of this Item 2 and in "Note 5 - Risks and Uncertainties" to our unaudited Consolidated Financial Statements.

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

HiEnergy Technologies, Inc. was originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. ("SLW"), and was redomiciled on October 22, 2002 as a Delaware corporation. At present we have two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Inc. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware in August 2003 and March 2003, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware in 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). We currently hold an approximate 92% interest in Microdevices, which was the vehicle through which our "stoichiometric" technology was initially developed by the Company's Chairman and CEO, Dr. Bogdan Maglich. In November 2003, our Board of Directors approved a short-form merger to acquire the remaining outstanding stock of Microdevices. Under the merger, we would issue 459,222 shares of common stock to the remaining shareholders of Microdevices on the same basis as the voluntary share exchange of April 2002 of 22.3524 HiEnergy shares to 1 Microdevices share, and all the assets and liabilities of Microdevices would become assets and liabilities of HiEnergy. As of April 30, 2004, the merger had not been effected, but we anticipate its completion by the end of 2004.

On April 25, 2002, SLW Enterprises, Inc., which was then a "public shell company", was taken over by the shareholders of Microdevices, including our Chairman and CEO, Dr. Bogdan Maglich, pursuant to a voluntary share exchange whereby the shareholders of Microdevices exchanged 92% of the outstanding shares of Microdevices for approximately 64% of the outstanding shares of SLW. The costs of this "reverse takeover" transaction were approximately $451,000, and were expensed as a general and administration expense in the periods incurred.

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

BASIS OF PRESENTATION

For accounting purposes, the reverse takeover by Microdevices of HiEnergy was accounted for as a re-capitalization of Microdevices in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since HiEnergy (formerly SLW) was a "public shell company", with no material assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented.

We have prepared our audited Consolidated Financial Statements on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. This going-concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described in RISK FACTORS: RISKS RELATED TO OUR BUSINESS at the end of this Item 2, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited Consolidated Financial Statements and accompanying Notes and the other financial information appearing elsewhere in this Report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The application of SFAS No. 123 in determining the fair value of the equity instruments granted requires judgment, including the expected life, stock price volatility for stock options and warrants, and expected dividends. Changes in any of these factors could materially impact the amount of expense recognized in the consolidated statement of operations for goods and services received from non-employees.

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

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED JULY 31, 2003

For the three months ended July 31, 2004, we incurred a net loss of $4,128,000, as compared to a net loss of $1,079,000 for the three months ended July 31, 2003. Included in the losses are equity based expenses of $2,927,000 and $202,000, respectively.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $1,685,000 for the three months ended July 31, 2004, an increase of $722,000 from the prior year period. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation. Through various arrangements these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued and subsequently expensed have been forfeited causing no dilution to the Company. The major components of general and administration expenses, both cash and equity, are as follows:


                                Three Months Ended July 31, 2004        Three Months Ended July 31, 2003
                             -------------------------------------- ----------------------------------------
                               Cash &       Equity                    Cash &        Equity
                               Accrued       Based                    Accrued        Based                    Increase/
                              Expenses   Compensation    Total       Expenses    Compensation     Total       (Decrease)
                             -------------------------------------- ------------------------------------------------------
 Salaries and benefits         $ 154,000   $    39,000  $  193,000     $ 83,000         $     -    $ 83,000      $110,000

 Consulting                       85,000       246,000     331,000      100,000         168,000     268,000        63,000

 Legal fees                      194,000       396,000     590,000      226,000          22,000     248,000       342,000

 Accounting fees                 140,000             -     140,000       55,000               -      55,000        85,000
 Investor  & public
 relations                        62,000             -      62,000      135,000               -     135,000      (73,000)

 Insurance                        43,000             -      43,000       30,000               -      30,000        13,000

 Travel                          129,000             -     129,000       53,000               -      53,000        76,000

 Other                           137,000        60,000     197,000       91,000               -      91,000       106,000
                             -------------------------------------- ------------------------------------------------------

                  Total        $ 944,000     $ 741,000  $ 1,685,000    $ 773,000       $ 190,000   $ 963,000     $ 722,000
                             -------------------------------------- ------------------------------------------------------

For the three months ended July 31, 2004 compared to the prior year period, salary and benefits expense increased $110,000. This increase was primarily due to the formation of our HiEnergy Defense subsidiary in August 2003, the hiring of 2 additional personnel, as well as normal pay increases. The hiring activity was associated with restaffing certain key personnel vacancies which resulted from cash saving measures instituted in March 2003 that aimed to reduce operational expenses and employee head count. The current year period included $39,000 of equity based compensation in the form of a warrant issued to our corporate controller.

Consulting expenses for the three months ended July 31, 2004 increased $63,000 over the prior year period, primarily due to an increase of equity based compensation given to service providers in the amount of $78,000. During the three months ended July 31, 2004, the Company relied to a greater degree on paying for services with equity instruments in lieu of cash at substantial discounts (due to the restricted nature of the equity instruments), which in turn added greater expenses to our results of operations. We have had little alternative but to offer discounted equity based compensation due to our failure to file and maintain an effective registration statement, raise significant capital, as well as other persistent issues. We expect to be required to continue similar practices of isssuing discounted equity used for this purpose through the second quarter of fiscal 2005, after which we anticipate being in a better position from which to offer cash remuneration for services, or negotiate less substantial discounts on equity and under more favorable terms.

Legal fees increased $342,000 for the three months ended July 31, 2004 compared to the prior year period, primarily due to an increase in equity based compensation given to legal service providers in the amount of $396,000, as compared to only $22,000 for the prior year period. During the three months ended July 31, 2004, as discussed in the preceding paragraph, the Company also relied to a greater degree on paying for services with equity instruments in lieu of cash at substantial discounts. Similarly, we expect that we will continue with similar discounting of equity used for this purpose through the second quarter of fiscal 2005. Notwithstanding, legal activity increased significantly in the current period due to certain litigation matters concerning disputes with former directors and consultants and certain regulatory matters related to the SEC investigation and related Wells Notice. We expect overall legal expenses will remain high throughout the first half of fiscal 2005, decreasing in the second half, as we attempt to settle current SEC issues and pending legal matters disclosed in this Report.

Accounting fees increased $85,000 for the three months ended July 31, 2004 compared to the prior year period. This increase was due to the recent restatement of our financial results for the fiscal years ended 2002 and 2003, as well as the completion of our fiscal 2004 audit. We expect accounting fees to remain high for the first half of fiscal 2005, decreasing in the second half, as we finish the filing of our restated annual and quarterly financial results, return to normal reporting patterns, and seek futher improvements and efficiencies in our financial controls and reporting.

Investor and public relations expense decreased $73,000 for the three months ended July 31, 2004 as compared to the prior year period. This decrease was the result of our cost-cutting measures instituted in March of 2003, which included the elimination of one of our investor relations firm, as well as the redirection of resources toward more immediate concerns such as the funding of internal operations and expenditures related to the financial restatement and legal and regulatory matters.

Insurance expense increased $13,000 over the prior year period, primarily attributable to an increase of $8,000 in health insurance cost. Notably, in May 2004, we were able to renew our Directors and Officers liability policy for an additional year without incurring a substantial cost increase, the current period cost was $2,000 greater than the prior period. At present, we maintain $2,000,000 of Directors and Officers liability insurance.

Travel expenses increased to $129,000 for the three months ended July 31, 2004, representing an increase of $77,000 over the prior year period. This increase was primarily due to travel expenses related to our recent demonstration of our CarBomb Finder prototype in Istanbul, Turkey, which was attended by our scientific personnel and required expedited shipments of equipment and materials utilized in the demonstration.

Included in other expenses for the three months ended July 31, 2004 is $60,000 of equity based compensation for Edgar filing services and $63,000 for postage and delivery expense. The use of our equity has become increasingly costly as discussed above. The $63,000 for postage and shipping represents a $59,000 increase, which was in great part incurred with the shipment of our prototype and equipment overseas for demonstration in Istanbul, Turkey. Other expense consists of stock transfer agent fees, telephone office equipment and supplies, licenses and permits, and web design and development, and have increased consistent with our expanded business development and international efforts during the current period.

RESEARCH AND DEVELOPMENT

Net research and development expenses increased $122,000 over the prior year period. No equity based expenses were recorded for research and development. The major components of research and development expenses are as follows:


                             Three Months Ended
                          -----------------------------       Increase/
                          July 31, 2004   July 31, 2003       (Decrease)
                            ---------        ---------        ---------
Salaries and benefits       $ 165,000        $ 136,000        $  29,000

Consultants                    13,000           18,000           (5,000)

Supplies                       17,000            6,000           11,000

Travel                         10,000            1,000            9,000

Depreciation                   43,000           29,000           14,000

Other                          63,000           12,000           51,000

Grant income                  (91,000)        (104,000)          13,000
                            ---------        ---------        ---------
                Net         $ 220,000        $  98,000        $ 122,000
                            ---------        ---------        ---------

Salaries and benefits related to research and development activities increased $29,000 for the three months ended July 31, 2004 compared to the prior year period, as we added additional scientific personnel to advance the development of our technology and devices. Consulting expenses decreased $5,000 as a result of the additional hiring.

Supply expense increased $11,000 for the three months ended July 31, 2004 compared to the prior year period due to increased research and development activities and testing, which require greater expenditures for materials.

Travel expenses for the current year increased $9,000 for the three months ended July 31, 2004, compared to the prior year period year period, due to an increase in grant application activity which requires significant cross-continental travel.

We added additional equipment of $201,000 during the three months ended July 31, 2004 and $246,000 throughout fiscal year 2004. These increased depreciation expense by $14,000 period over period.

Other expenses for the three months ended July 31, 2004 increased $51,000 compared to the prior year period. The primary increase is attributed to increases in both the rental rate per square foot and the total square footage of the rental space, and $15,000 for material modifications of our CarBomb Finder prototype for demonstration. Other expenses, including, telephone, furniture and fixture rentals increased consistent with our expanded business development efforts during the current period.

For the three months ended July 31, 2004, we received grant money of $91,000 compared to $104,000 for the prior year period. In August 2002, our project to develop and test an anti-tank landmine detection system over a two year period was selected by the U.S. Department of Defense under a Small Business Innovation Research (SBIR) contract. Under this contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract. We previously received $70,000 in SBIR contract proceeds to complete Phase I, and are entitled to receive an additional $780,000 in SBIR contract proceeds to complete Phase II, of which $506,000 has been earned to date. Under the terms of the SBIR contract, we are required to submit monthly written reports detailing our progress accompanied with an invoice for one-twelfth of the annual amount. When the written report is accepted by the U.S. Department of Defense, we receive payment in about 30 to 45 days.

DEPRECIATION

Total depreciation expense for the three months ended July 31, 2004 and 2003 was $52,000 and $30,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

INTEREST EXPENSE AND INCOME

Interest expense for the three months ended July 31, 2004 increased to $756,000 from $5,000 for the prior year. The increase was primarily due to $725,000 of non-cash charges upon issuance of convertible notes payable (CNP) with detachable warrants to investors and $5,000 for issuance of CNP issued to our former legal counsel.

During the three months ended July 31, 2004, we expensed as interest the total proceeds of $725,000 derived from the sale of CNP with detachable warrants to investors, since the combined fair value of the beneficial conversion feature and the detachable warrants exceeded $725,000 under GAAP accounting rules. The CNP were convertible immediately and subject to rescission rights, therefore, we expensed the fair value of the beneficial conversion feature as determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. We expensed the full value of the warrants as determined by using the Black-Scholes model. Interest expense upon issuance of the CNP was capped by the $725,000 proceeds received.

During the three months ended July 31, 2004, we expensed as interest a beneficial conversion feature of $5,000 against $26,000 in CNP issued to our former legal counsel for services rendered. The CNP were convertible immediately, therefore, the fair value of beneficial conversion feature was determined by taking the difference between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP.

The CNP to the investors for $725,000 carry a 5% interest rate, and the CNP to our former legal counsel for $26,000 carry a 10% interest rate. These notes and other notes payable of lesser amount, generated interest expense of $26,000 for the three months ended July 31, 2004.

Interest income for both periods was minimal.

PENALTIES ON DEBT AND EQUITY ISSUANCES

We have issued as penalties, CNP, common stock, and warrants to certain holders of CNP, common stock and warrants with registration rights, as a result of our inability to file and maintain an effective a registration statement within certain specified deadlines. The penalties will stop accruing on all of the instruments once a registration statement covering the instruments is filed and maintained effective, or when the penalties become impermissible as a matter of law as prescribed in the instrument.

For the three months ended July 31, 2004, we recorded a $3,000 expense upon issuance of CNP with a face value of $3,000 as penalties for our delayed registration statement. Certain holders of previously issued CNP will continue to receive each month additional CNP equal to 2% of the principal amount of the original notes. In addition, since the original CNP included detachable warrants, these investors also received and will continue to receive each month, additional detachable warrants to purchase 2% of the amount of shares underlying the original warrants. For the three months ended July 31, 2004, we recorded a $41,000 expense upon amending warrants to provide for the purchase of an additional 26,400 common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended July 31, 2004, we recorded $883,000 as a penalty expense upon the issuance or the committed issuance of 661,640 shares of common stock. Certain holders of unregistered common stock received and will continue to receive each month additional shares as a percentage of the original number of shares they purchased. In addition, since the original shares included warrants, these investors also received and will continue to receive each month, amendments to their warrants providing for an additional number of shares underlying each warrant as a percentage of the original number of shares underlying the warrants. For the three months ended July 31, 2004, we recorded a $540,000 expense upon amending warrants to purchase 473,202 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended July 31, 2003, we issued 25,952 shares of common stock as penalties and recorded $12,000 for penalty expense.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, we had cash and cash equivalents of $8,000 and 61,000 in grant money receivable for progress completed, which was collected in August 2004.

Other current assets, as of July 31, 2004, consisted primarily of $102,000 for prepaid insurance and a deposit of $38,000 towards the purchase our neutron generator component.

During the three months ended July 31, 2004, our sources of cash were as follows:

                                                                  Amount
                                                              ---------------
          Sales of common stock                                $   443,000

          Sales of convertible notes payable
            Subject to rescission rights                           300,000

          Collection of equity subscription receivable             425,000
                                                              ---------------
                                                               $ 1,168,000
                                                              ---------------

As of July 31, 2004, accounts payable increased $61,000 from that of the fiscal year ended April 30, 2004, to $639,000. This increase was primarily due to cash liquidity constraints and the need to delay payments on certain obligations. Included in the total balance are significantly aged amounts that are being evaluated for legitimacy.

As of July 31, 2004, we had accrued expenses of $92,000, which consisted primarily of a $50,000 fee payable to an investment bank. In August 2003, the Company signed an agreement with an investment bank to support its bid to obtain a $1,600,000 grant under a contract with the U.S. Navy. A guarantee was provided to the U.S. Navy in which the investment bank committed to fund between $2.5 million and $4 million through common stock purchases, so that we could demonstrate sufficient funding to perform against the 18-month contract. In exchange for this guarantee, the Company was obligated to pay the investment bank a fee which ranged from $50,000 to $150,000, depending whether or not the contract with the U.S. Navy was awarded to us. Although, we had been approved for the grant of $1,600,000, the Contracting Office of the Naval Surface Warfare Center ultimately disqualified us on the basis of our financial condition.

As of July 31, 2004, we expensed an accrued payroll and payroll tax liability for the most recent period of $29,000, and accrued $8,000 interest for a payroll tax liability, bringing the total liability to $401,000 for stock compensation (in the form of Microdevices shares) given to officers, employees, directors, legal advisors and consultants for services rendered during the period from June 1997 through February 2002. We had previously reported an accrual of $350,000 at fiscal year ended April 30, 2002, which we subsequently reversed in fiscal year 2003, based on our belief that the Company had no liability for payroll taxes and penalties predicated upon information supplied by a tax consultant. At that time, the value originally assigned to the stock was nil, as Microdevices was a closely held corporation with negative net worth, no prospective earnings power, no marketable product, and no dividend paying capacity. In August 2004, following a reassessment, we engaged additional tax advisors to determine if the Microdevices shares had a determinable value. Based upon their determination, we recognized a payroll tax liability which now stands at $401,000 as calculated, including penalties and interest. See Note 8 to our unaudited Consolidated Financial Statements.

As of July 31, 2004, we were in default on a note payable totaling $40,000 with a shareholder and related party. The note payable has been in default since November 1997.

As of July 31, 2004, we have issued unsecured convertible promissory notes totaling $673,000 to our former legal counsel. The legal fees were expensed as a general and administration expense in the periods incurred. The notes bear 10% interest and are due in April and June of 2005.

As described in Note 12 to our unaudited Consolidated Financial Statements, an investor in our common stock has the option to purchase an additional $650,000 worth of common stock. The additional purchases can be made at any time prior to the underlying common stock being registered, provided our stock prices equals or exceeds $0.92. The agreement also provides for the issuance of warrants to purchase up to 1,648,086 shares at varying terms. The exercise prices of these warrants range between $0.83 and $1.65, and the warrants expire between 120 days and three and one-half years after issuance.

Also described in Note 12 to our unaudited Consolidated Financial Statements, an investor in our CNP has the option to purchase an additional $400,000 worth of CNP. The additional purchases can be made at any time prior to the underlying common stock being registered. The agreement also provides for the issuance of warrants to purchase up to 1,120,000 shares at varying prices. The exercise prices of these warrants range between $0.45 and $1.50 and the warrants expire between 120 days and three and one-half years after issuance.

In June 2004, we issued $300,000 of CNP to two investors. The CNP have a two year term, bear interest at 5% per annum and convert into common stock at $0.45 per share. The CNP have detachable warrants to purchase common shares with a three and one-half year term as follows: 1,333,332 shares at $0.45 per share; 400,000 shares at $0.75 per share, and 240,000 shares at $1.25 per share. If the securities are not registered by us before October 30, 2004, the investors are entitled to receive as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month until a registration statement is filed and maintained effective by us, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, if we sell new shares below $0.45 before January 15, 2005, in unrelated transactions, the conversion price of the CNP will be reduced to equal the price of the new shares. The notes may be subject to rescission rights and therefore have all been included in current liabilities even though they don't mature until fiscal 2006. See "Note 12 - Convertible Notes Payable Subject to Rescission."

During the three months ended July 31, 2004, we issued to investors $3,000 of CNP as a penalty for the delay of an effective registration statement for their underlying stock. The notes have a two year term, bear interest at 5% and convert into stock at $0.45 per share. The above sale of CNP and issuance as a penalty bring our total CNP balance to $539,000 as of July 31, 2004. Ignoring accrued interest the notes would be convertible into approximately 1,197,778 shares of our common stock.

During the period from April 2003 through June 2003, we sold common stock at prices between $0.33 and $0.35 per share, which are subject to buy-back. As of July 31, 2004, 2,000,000 shares remain subject to buy-back; however, information provided by our transfer agent indicates that many of these shares have been sold by the original purchaser. We have reserved a current liability of $694,000 for these shares and will continue to record the potential repurchase obligation as a liability until the two-year waiver period has lapsed.

During the fiscal year ended April 30, 2004, we sold 2,066,320 shares of common stock, that may be subject to rescission rights. See "Note 13 - Sales of Common Stock Subject to Rescission." As of July 31, 2004, we have reserved a current liability of $1,058,000 against these shares until such time as we have determined with our legal advisors whether or not the rescission rights are valid. The current liability as of April 30, 2004 was netted against a $425,000 subscription receivable for 944,444 committed shares which was collected in May.

As of July 31, 2004, we had total liabilities of approximately $4.6 million, which includes $2.3 million of liabilities related to rescission and buy-back obligations on our securities. Since we currently have no sales revenue, and the amount of liabilities significantly exceeds our cash on hand, we will be required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations.

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

Below is a summary of our agreements presently in effect showing the monthly and annual minimum cost:

                                                                            Minimum        Annual
                                Beginning             Ending                Monthly        Minimum
     Commitments                   Date                Date                  Cost           Cost               Status
-----------------------------------------------------------------------------------------------------------------------------
Employment agreement
  with Chairman and CEO        January 2002        December 2006        $      18,820     $  225,600         In effect
Building lease agreement       September 2002      September 2005       $      12,623     $  151,476         In effect
Public relations services      November  2002      February 2003        $      12,500     $  150,000         Month-to-Month

PLAN OF OPERATION

Our continuing corporate focus for fiscal year 2005 is to commercialize and bring to market our explosives identification prototypes. Our Middle Eastern distributor (EEMCO) has had various discussions with potential customers and has deposited $25,000 in August against the purchase of a prototype unit, which EEMCO plans to display in Istanbul, Turkey. Istanbul is being considered as a final staging and technical support base for sales to the Middle East. EEMCO is wholly owned by a member of our Board of Directors who is also a shareholder of the Company. Initial assembly will be handled from our research and development facility located in Irvine, California. Assembly at this facility will be very limited and we may be required to outsource certain functions and/or hire additional technicians on a needs basis. We are currently seeking a location to serve as our principal assembly facility and have contracted with an engineering and construction company to help facilitate the location and design. Together, we are currently reviewing different locations and expect to choose a location within the current quarter. We are seeking approximately 60,000 square feet of space which will allow us to expand production based on demand. We have received positive feedback regarding demand for our explosives identification products but have not finalized our pricing or marketing plans. Accordingly, we will scale production as we are better able to ascertain sales parameters. We expect that the facility will be operational in 2005. Construction and/or build-out costs are estimated to fall between $1 million and $2.5 million and we are negotiating with local municipalities for monetary incentives to locate to their area.

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

Materials and production costs for our explosive identification units will be significant in fiscal year 2005, increasing throughout the year. Working capital requirements are also expected to grow throughout the year as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve from economies of scale upon opening of our production facility, together with increased demand following the introduction of our products into the marketplace. We are also evaluating service and warranty plans and are negotiating and have entered into certain outsourcing servicing arrangements.

We anticipate significant increases in personnel requirements throughout our organization. Our production facility when operational will require the hiring or contracting of approximately 40 new personnel. As we begin the commercialization phase of our products and expand our operating structures, significant enhancements to corporate management will be necessary. We anticipate the need to hire individuals to manage the product manufacturing and distribution functions, and to fill and upgrade key executive positions in the last quarter of calendar year 2004, including, among others, a Chief Financial Officer. Other areas that may require additional personnel include serving various sales and marketing and customer service functions. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that could be self sufficient and operate with minimal supervision, additional scientists and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as some assembly and distribution.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. We are currently seeking a larger capital infusion in the range of $2 to $4 million and we estimate that our total financial requirements for fiscal 2005 will be between $8 to $10 million. This will cover facility build out, inventory procurement and operations. Currently, we have no current commitments to raise the additional capital necessary to meet these fianancial requirements..

RISKS RELATED TO OUR BUSINESS

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

RISKS RELATED TO OUR BUSINESS

GENERAL BUSINESS RISKS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED STOCKHOLDERS' DEFICIT OF $ $25,944,085 AS OF JULY 31, 2004, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have not generated any revenue from operations during the past two fiscal years, and we have incurred net losses available to common stockholders every year since our inception, including $8,183,346 for the year ended April 30, 2004 and $4,128,489 for the three months ended July 31, 2004. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype device: the CarBomb Finder. To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

WE WILL NEED ADDITIONAL CAPITAL TO MEET OUR OPERATING NEEDS, AND ADDITIONAL CAPITAL MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

For the last two fiscal years, we have experienced average monthly operating expenses of approximately $270,000, and no revenues from operations to offset that amount. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder is not well-received or fails altogether. Although we intend to seek additional funding through corporate collaborations or from loans or investments from new or existing stockholders, additional capital may not be available to us and, even if available, it may not be on terms which our Board of Directors would be willing to accept. If we cannot obtain the capital we need to fund our operations on terms which we can accept, we may be required to curtail our operations significantly, or cease our operations altogether, which would have a material adverse effect on our business, our operations and our financial condition.

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

We have introduced our prototype device, the CarBomb Finder, only recently, and all other applications of our technology are still in the early stages of development. These include, at present, our BombSquad Detector, our Unexploded Ordnance Sensor, our Anti-tank Landmine Detector and our Refractorymeter. For the fiscal year ended April 30, 2004, we spent $804,000, or 14% of total operating expenses on research and development, and for the three months ended July 31, 2004 and July 31, 2003, we spent $220,002 or 12% and $98,322 or 9%, respectively, of total operating expenses on research and development. For the fiscal year 2004, we spent $4,796,000, or 86% of total operating expenses, on general and administrative expenses and for the three months ended July 31, 2004 and 2003, we spent $1,684,873, or 88% and $962,921, or 91%, respectively, of total operating expenses, on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder device will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

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

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2004, 2003 and 2002 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2004, we incurred a net loss available to common stockholders of $8,183,346, and had negative cash flows from operations of $2,846,157. In addition, we had an accumulated deficit of $21,815,596 and was in the development stage as of April 30, 2004. These factors, among others, as discussed in "Note 3- Going Concern" to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

COMPANIES WHICH POSSESS MUCH GREATER FINANCIAL AND OTHER RESOURCES, AND HAVE MORE MANUFACTURING, MARKETING, SALES AND DISTRIBUTION EXPERIENCE, THAN WE HAVE MAY DEVELOP A TECHNOLOGY WHICH COMPETES EFFECTIVELY WITH OUR STOICHIOMETRIC TECHNOLOGY, AND WE MAY BE UNABLE TO MAINTAIN OR CAPTURE ADDITIONAL MARKET SHARE.

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

It is possible that competitors may introduce new technologies before we do, allowing them to offer similar or more effective products at more competitive prices. Any number of future technological developments could:

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

Our future success will be due, in part, to the continued services of our senior management team. The loss of services by one or more members of our management and scientific teams could negatively affect our business and development strategies. During the fiscal year, we lost several members of its executive and scientific team and we could be seriously harmed by the loss of any of our executive officers, including Dr. Maglich. In order to meet our objectives, we will need to recruit additional members for our senior management team. We also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that could be self sufficient and operate with minimal supervision. As a result, our future growth and success will depend in large part upon our need and ability to attract and retain qualified personnel.

WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR FINANCIAL CONDITION AND ABILITY TO CONTINUE TO IMPLEMENT THE GOVERNMENT SALES PORTION OF OUR BUSINESS PLAN.

The terrorist attacks in the U.S. and other countries have brought devastation to many people, shaken consumer confidence and disrupted commerce throughout the world. The continuing threat of terrorism and heightened security measures, as well as current and any future military and civil action in response to such threat, may cause significant disruption to the global economy, including widespread recession. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will interfere with our efforts to raise additional capital to fund our operations through the development stage. If we are unable to raise a sufficient capital due to economic conditions, we may be unable to finalize development of our detection systems under government contracts and to bring them to military, civil or commercial markets as planned.

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

      o     foreign currency controls;

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


MANUFACTURING RISKS

WE HAVE NO MANUFACTURING EXPERIENCE AND OUR ABILITY TO BE ABLE TO
SUCCESSFULLYEXECUTE A MANUFACTURING PLAN IS UNTESTED.

In order to be successful, we must be able to manufacture, or contract for the manufacture of, the CarBomb Finder in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finders for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, we recently retained Lockwood-Greene Engineering and Construction to develop a detailed conceptual plan for a manufacturing facility. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate our proposed manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finders at our facilities in Irvine and to continue this effort for the remainder of 2004, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

Our manufacturing strategy, as contemplated, depends on the following:

      o the ability to raise additional capital to cover the costs of constructing and equipping a facility and for the manufacturing of the CarBomb Finder in quantities necessary to meet anticipated demand should approval by regulatory authorities be obtained;

      o the ability to manufacture products that have minimal and acceptable defects;

      o     the ability to obtain product liability insurance;

      o the ability to obtain approvals from any applicable state or federal regulatory agencies;

      o     unexpected changes in regulatory requirements;

      o     inadequate protection of intellectual property; and

      o risks of fire, earthquake, or other man-made or natural acts affecting manufacturing facilities.

Any of these factors, or the failure to execute them, could delay the manufacturing and commercialization of the CarBomb Finder, lead to higher costs, irreparably damage our reputation with future customers due to factors such as quality control or delays in order fulfillment, and result in our being unable to effectively sell the CarBomb Finder and substantially harm our business.

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

We anticipate that at least the first 10 units of our CarBomb Finders which we may be able to sell will have to be manufactured in-house, one at a time, with limited staff and resources and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot convert our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

WE RELY SUBSTANTIALLY ON THIRD-PARTY SUPPLIERS AND DEPEND UPON A LIMITED NUMBER OF SUPPLIERS OF ONE OF OUR COMPONENTS FOR OUR CARBOMB FINDER (THE GAMMA RAY DETECTOR). THE INABILITY TO OBTAIN PARTS FROM THESE SUPPLIERS ON A TIMELY BASIS AND THE LOSS OF PRODUCT OR DELAYS IN PRODUCT AVAILABILITY FROM ONE OR MORE THIRD-PARTY SUPPLIERS COULD SUBSTANTIALLY HARM OUR BUSINESS.

We currently rely on third-party suppliers for various parts of the CarBomb Finder device, including neutron generators with custom modifications and certain sub-assemblies. We have placed orders for these key components for the first 10 CarBomb Finders from a small number of sources. For example, we obtain the standard sealed tube neutron generators we use from a single source, EADS-Sodern, on a purchase order basis, and the sub-assemblies from a single source, PMB 322, on a purchase order basis. We believe that alternative sources for these components in the event of a delay or interruption in supply would be readily available on a timely basis, however, any inability by us to find alternative sources of key components, alternative third party manufacturers or sub-assemblers, or sufficient quantities of these key components, would impair our ability to manufacture and sell the CarBomb Finder and result in delays or interruptions in shipments, which could cause current or potential customers to seek out competitors. In addition, if we are unable to pay for these components on a timely basis, or cannot arrange sufficient available credit, our third-party suppliers may delay or cease shipments, which would also impair our ability to manufacture and sell the CarBomb Finder. We currently do not have long-term agreements with any of these suppliers. Furthermore, in view of the high cost of many key components, we would strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time, which would impair our ability to manufacture and sell the CarBomb Finder and cause substantial harm to our business.

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

We, like most companies, purchase components for our products from third party suppliers. We have patent applications pending that are directed to various combinations of some of these components, but do not cover any of these components separately. Competitors could purchase the same components from the same suppliers and assemble similar products to the extent not protected by our patent or other intellectual property rights. We cannot assure you that our competitors will not independently develop comparable or superior technologies using similar or identical components or that our competitors will not obtain unauthorized access to our proprietary technology and utilize it where we have no patents or where our patents do not cover the competitor's technology. Areas of the world where we do not have patent applications include, for instance, the Middle East, Russia, Africa, and South America. We believe that we have applied for patents in countries which constitute the largest markets for our products and we intend to expand our patent portfolio. We have applied for patents in the United States, the European Union, Canada, and Japan and as improvements are made we intend to file also elsewhere for any potential patent protection. See the discussion under the heading INTELLECTUAL PROPERTY RISKS.

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

In the past, we failed to receive a research grant from the U.S. Navy as a result of our inability to obtain a Certificate of Competency from the U.S. Small Business Administration certifying our financial condition as being adequate to responsibly complete the grant work if it were awarded to us. Due to our financial condition, we were not awarded the requisite Certificate of Competency, nor was the Small Business Administration's determination reversed in June, 2003 when we requested reconsideration of this decision. Management believes that, in our present condition, the requirement to obtain Certificates of Competency will continue to be a bar to our ability to win certain government grants in the future, and is seeking the additional capital necessary to meet the minimum competency requirements for the projects in which it desires to participate. It is impossible to state how much money is necessary to obtain a Certificate of Competency, because it varies from grant to grant and we have never received a specific dollar amount that would need to be obtained in order to qualify. However, management intends to raise two to three million dollars in additional equity capitalization, following the filing of this Report, and believes that with that additional capitalization it should be able to meet its operating plans, including seeking additional research and development grants requiring a Certificate of Competency. There can be no assurance that we will ever obtain the additional equity capitalization that we need to obtain Certificates of Competency in respect of any given grant opportunity or, even if we do, that we will be awarded any research and development grants.

GOVERNMENTAL AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

In contracting with governmental agencies, we are subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Any potential sales to public agencies will depend, in part, on our ability to satisfy their contract requirements, which may be difficult or impossible in certain cases. Moreover, government contracts typically contain unilateral termination provisions unfavorable to us and are subject to discretionary auditing and modification by the government, which subject us to additional risks. The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Nonethess, termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit such recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Any potential contracts with foreign governmental agencies or bodies may contain similar provisions. Consequently, our backlog on government contracts cannot be deemed a true indicator of our future revenues. The government's termination of one or more of the contracts for products under development would harm our business. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations which are readdressed on an annual basis. Consequently, our contracts with certain government agencies generally are only funded in part at the outset and commit additional monies only as appropriations are made by Congress for future periods. The inability or failure by the government in funding one or more of the contracts for our products under development would harm our business.

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

IF OUR LOSSES CONTINUE INTO THE FUTURE, OUR BUSINESS AND OUR STOCKHOLDERS WILL BE ADVERSELY AFFECTED. WE ARE THEREFORE REDUCING OUR DEPENDENCE ON GOVERNMENTAL CUSTOMERS, WHICH CAN REQUIRE LONGER THAN AVERAGE LEAD TIMES BEFORE SALES ARE MADE.

We have incurred net losses since our inception. For the fiscal year ended April 30, 2004 and the three months ended July 31, 2004, we reported net losses available to common stockholders of approximately $8,183,346 and $4,128,489, respectively, as compared to a net loss available to common stockholders of approximately $6,771,471 for the fiscal year ended April 30, 2003 and $1,661,826 for the three months ended July 31, 2003. Our accumulated deficit through July 31, 2004 was $25,944,085. We expect that our losses will continue into fiscal year 2005. It appears that our financial requirements will be between $8,000,000 and $10,000,000, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

MARKETING RISKS

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH INDUSTRY PARTNERS MAY HARM OUR BUSINESS.

Our success will depend in part on establishing and maintaining relationships with industry partners. Our ability to produce and market the CarBomb Finder device is dependent upon our ability to establish and maintain satisfactory relationships with other companies and individuals. We may not be able to enter into relationships with these companies on commercially reasonable terms or at all. Even if we establish such relationships, not all may result in benefits for our company.

WE HAVE GRANTED A THIRD PARTY SUBSTANTIAL MARKETING RIGHTS TO THE CARBOMB FINDER DEVICE IN AN IMPORTANT MARKET. IF THE THIRD PARTY IS UNSUCCESSFUL IN MARKETING THE CARBOMB FINDER, OUR MARKETING PLAN IN THE RELEVANT TERRITORY COULD BE JEOPARDIZED OR INTERRUPTED.

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

We currently have pending patent and provisional patent applications in the United States and various foreign countries. There can be no assurance that our patent applications will result in the issuance of any patents, or that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. Moreover, we can give no assurance that others will not assert rights in, or ownership of, patents and other proprietary rights we may establish, or acquire or that we will be able to successfully resolve such conflicts. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide a competitive advantage to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and therefore we could experience various obstacles and significant costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may be unable to prevent third parties from using our intellectual property.

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

If an invention is developed under an SBIR contract, it must be reported to the granting agency. The U.S. federal government has royalty-free rights when purchasing the products from our federal government SBIR contracts. We nevertheless own the data and title to the products resulting from those contracts and are permitted to obtain patent protection. The U.S. federal government does not contractually undertake to protect data or inventions from public disclosure beyond four years after the term of an SBIR contract. Therefore, our competitors possibly could gain access to certain information relating to our SuperSenzor advancements or any other technologies we develop under SBIR contracts. The U.S. government however, has no rights over our patents because the inventions were developed prior to the SBIR contracts. Also, the U.S. federal government might create competition by utilizing its own right and license to any technology developed under the SBIR contract if it is not being developed by the inventor. The U.S. government in exercising these rights to produce or have produced for the U.S. government competing products using the technology developed under the SBIR, could limit the marketability of our products. Furthermore, if we were to participate in research and development projects jointly with one of the U.S. or foreign military branches, where the relevant government is deemed to be the owner of the resulting technology, we may be foreclosed from using, or protecting as our own, technology which we helped to develop and which could otherwise be eligible for patent protection if we had developed it independently. Accordingly, technology which we develop could end up becoming used by our competitors and against us. If either of these events were to occur, it might lessen the value of that technology, or of our company, to prospective future investors or candidates for our acquisition, which could have a material effect upon the market for our shares.

LITIGATION AS TO ENFORCEMENT OR DEFENSE AGAINST CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD BE EXPENSIVE, AND ANY JUDGMENT AGAINST US MAY PREVENT US FROM SELLING OUR PRODUCTS.

We may be called upon to enforce our protections against intellectual property and trade secrets, or to determine the validity and scope of the proprietary rights of others. Any subsequent litigation, regardless of the outcome, could be costly and divert the efforts of key management and technical and scientific personnel. Both domestic and international competitors may have pre-existing claims and patents against intellectual property that may prevent, limit or interfere with our ability to manufacture and sell our products. As of this date, we have not conducted an independent review of patents issued to third parties. Because of the market opportunity we perceive, companies possessing technology rights, which they believe we may be infringing upon, will be motivated to assert claims of infringement against us. Any adverse outcome in the defense of an infringement matter could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or prohibit us from selling our products.

REGULATORY AND LEGAL RISKS

THE CARBOMB FINDER AND ANY FUTURE PRODUCTS IN DEVELOPMENT UTILIZING OUR TECHNOLOGY WOULD BE SUBJECT TO RADIATION SAFETY REGULATIONS AND LICENSING REQUIREMENTS. COMPLYING WITH THESE REQUIREMENTS MAY RESULT IN DELAYS IN THE DEPLOYMENT AND CUSTOMER UTILIZATION OF THE CARBOMB FINDER AND FUTURE PRODUCTS.

Our CarBomb Finder and any future products in development utilize a process that results in neutron radiation. As a potential manufacturer of a fast neutron emitting device, we and our customers must comply with applicable governmental laws and regulations and licensing requirements, which may include those promulgated by the U.S. Nuclear Regulatory Commission ("NRC") and the U.S. Food and Drug Administration ("FDA"), governing the design and operation of our products, including appropriate radiation shielding. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray equipment. Further, we believe that the design and incorporation of appropriate shielding in our products and the development of appropriate operating procedures in view of their intended use are, as an engineering and public safety matter, relatively straight-forward matters. Nevertheless, compliance with these rules and regulations and licensing requirements entails additional expense, effort and time in bringing our products to market.

THE MANUFACTURE AND SALE OF DEVICES WHICH EMIT RADIATION ARE SUBJECT TO THE REGULATORY CONTROLS AND STANDARDS OF VARIOUS DOMESTIC AND FOREIGN JURISDICTIONS. THESE REGULATIONS MAY BECOME MORE RESTRICTIVE AS POLICIES, GUIDELINES AND STANDARDS CHANGE, AND OUR ACTIVITIES AS TO CURRENT AND FUTURE PRODUCTS MAY BE CURTAILED OR INTERRUPTED.

Currently, our prototype CarBomb Finder and other devices incorporating our stoichiometric technology for detection purposes utilize a sealed tube neutron generator to create the stream of fast neutrons which is emitted from the device. These generators are off-the-shelf neutron generators which do not require licensing by the NRC or other regulatory body to manufacture. However, if we were to customize our own proprietary neutron generator for use with our products, such new generator would be subject to review and licensing by the NRC, and potentially by any other jurisdiction in which we may manufacture or sell our products in the future. Currently, the end users of our devices may be required to obtain NRC and other permits in order to operate them. There can be no assurance that the need to obtain end-user permits, and/or to comply with any future regulations which may be adopted by the NRC or other U.S. or foreign regulatory bodies will not limit, or be a bar, to our potential customers purchasing our products. Furthermore, the imposition of stricter permitting regulations on the manufacturing of devices that utilize the sealed tube neutron generator, or the increase in regulatory requirements if we were to develop our own customized neutron source, could be prohibitively expensive or adversely affect our ability to manufacture our devices as currently contemplated, which could have a materially adverse effect upon our future sales and financial condition.

IF CURRENT EXPORT ADMINISTRATION ACT REGULATIONS WERE TO CHANGE, OR IF OUR DEVICES ARE PURCHASED IN COUNTRIES WHICH ARE VIEWED AS A THREAT TO REGIONAL STABILITY, WE COULD BECOME SUBJECTED TO THE MORE STRINGENT RULES OF THE U.S. DEPARTMENT OF STATE, AND CERTAIN CURRENTLY PERMISSIBLE SALES ACTIVITIES COULD BE LIMITED OR PROHIBITED ALTOGETHER.

Although we have not submitted a formal commodity classification request to the BIS, we believe the CarBomb Finder would most likely be classified under ECCN 2A983, and subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). Accordingly, sales of our currently anticipated products to countries which are not restricted pursuant to the BIS' listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", require no special licensing. Sales to other countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the U.S. Department of Commerce, may require us to obtain federal licensing, or become subject to more stringent rules of the U.S. Department of State. There can be no guarantee that we will be able to obtain such licenses at that time, or if we can that costs of doing so will not be prohibitive or significantly our poll of available customers.

IF FUTURE PRODUCTS, SUCH AS THE CARBOMB FINDER, FAIL TO DETECT OR CONFIRM EXPLOSIVES, WE COULD BE EXPOSED TO PRODUCT LIABILITY AND RELATED CLAIMS AND MAY FAIL TO ACHIEVE MARKET ACCEPTANCE.

Inherent in the manufacturing, sale and maintenance of explosive detection products are potential product liability risks. If our products malfunction, it is possible that explosive material could pass undetected through our products, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer's operators and the training of the operators. The cost of defending product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of insurance coverage. We do not currently maintain product liability insurance, but we anticipate obtaining product liability insurance as soon as it is necessary. We also intend to address product liability issues by pursuing the designation and certification of our products by the U.S. Department of Homeland Security (" DHS") as Qualified Anti-Terrorism Technologies ("QATTs") and relying upon certain protections provided for under The Support Anti-terrorism by Fostering Effective Technologies Act of 2002, Public Law 107-296 (the "Safety Act"). We cannot be certain that we will be able to attain on acceptable terms, if at all, insurance coverage sufficient to contain liabilities in a meaningful way, or qualify our products and services as QATTs under the Safety Act. In addition, the failure of any product to detect explosives, even if due to operator error and not to the mechanical failure of a product, could result in public and customer perception that our products are ineffective. In the event we are held liable for a claim against which we do not have insurance or for damages exceeding our levels of insurance coverage, or which even if insured results in significant adverse publicity against us or our products, we may be required to make substantial payments and lose or fail to achieve market acceptance.

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

On June 24, 2004, despite the responses which we provided to the SEC in response to their prior inquiries, we received a further letter, commonly referred to as a Wells Notice, from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the Commission charge us with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the previously undisclosed ownership of our securities, and actions with respect to our stock taken, by Barry Alter, Philip Gurian and certain of their affiliates who controlled SLW, Inc. at the time of our reverse transaction; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations would be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to the SEC.

The price of our stock declined sharply in connection with our announcements concerning our SEC investigation. Our stockholders could suffer a continued loss in value of their shares based upon the circumstances alleged in the Wells Notice. For instance, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our stockholders, customers and others could lose confidence in us if they believe this incident is a result of unresolved problems or intentional misconduct. There may be material additional costs and expenses, including legal expenses, that could be involved in resolving out these issues and assisting the SEC with such work. Furthermore, this incident could materially damage the public's perception of us, and any adverse public sentiment may have a materially adverse effect on the market price of our common stock and our financial results. One of the possible effects on us could be a depressed stock price, which may hinder our ability to raise capital on favorable terms. Current management may also consider pursuing legal action or litigation against the individuals who may have perpetrated the actions being questioned by the SEC, based on the conclusions of the SEC inquiry. Such litigation could also involve material costs that could affect our financial position. These costs may include the cost of indemnifying the defendants or advancing costs to the defendants pending the outcome of the suit. Finally, if the SEC does seek permanent injunctive action against us, and if it is successful in that objective, we will have a record that may hinder, or make unavailable, certain types of investment in the future.

WE MAY OWE INDEMNIFICATION OBLIGATIONS TO OUR CURRENT AND FORMER DIRECTORS AND OFFICERS.

Our certificate of incorporation and bylaws contain provisions that provide for indemnification of officers and directors, in each instance to the maximum extent permitted by law. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of HiEnergy Technologies under the above provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable. In May 2003, former director Barry Alter engaged his own separate legal counsel with respect to the SEC investigation regarding SLW Enterprises, and demanded that we advance him in excess of $24,000 in connection with the investigation that the SEC has conducted. We did not advance him these expenses, and he brought an action against us in Delaware seeking payment of his costs and expenses, then subsequently informed us that the action had been voluntarily dismissed without prejudice. Mr. Alter could make further demands for advancement of expenses, and the voluntary dismissal of his action does not prevent him from initiating a new action to recover past, present, and future expenses from us. See section entitled "Legal Proceedings" for more information. A stockholder's investment in our company may be adversely affected to the extent that we pay costs of settlement and damage awards against directors or officers under the indemnification provisions of the certificate of incorporation and bylaws. The impact on a stockholder's investment in terms of the costs of defending a lawsuit on behalf of a director or officer may also deter us from bringing suit against former directors or officers. Claims for indemnification under our certificate of incorporation or bylaws may also dissuade us from bringing lawsuits against current or former directors or officers.

UNDER THE FEDERAL SECURITIES LAWS, PURCHASERS OF OUR COMMON STOCK IN A PRIOR PRIMARY OFFERING MAY HAVE THE WAIVABLE RIGHT TO SELL THEIR SHARES BACK TO THE US.

In 2003, we engaged in a public offering of our shares to purchasers who bought in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for our shares. These sales were made through private negotiation of the prices paid by each investor, and the prices were not consistent during this offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit companies of our size to conduct a continuous public offering at prices which are negotiated and vary by investor. As a result of this violation, the people who purchased our common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require us to buy back their shares at the price they paid for them. This right continues until two years form the date of the last sale made in violation of the fixed price rules.

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

UNDER THE FEDERAL SECURITIES LAWS, THE PRIVATE OFFERING OF OUR SECURITIES BY US WHILE CERTAIN SELLING STOCKHOLDERS' SHARES WERE IN REGISTRATION WITH THE SEC MAY BE DEEMED TO BE "INTEGRATED" UNDER THE FEDERAL SECURITIES LAWS OF THE UNITED STATES, AND PURCHASERS OF SHARES THROUGH THE PRIVATE OFFERING MAY DEMAND RESCISSION OF THE OFFERING.

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

While we have not completed an independent investigation into whether or not the rescission rights are in fact due to certain stockholders, or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to your prior investors (for example, the effect of Rule 155, which is a safe harbor with respect to integration if one of the simultaneous offerings that caused the integration has been abandoned), we do not anticipate receiving any demands for repurchase of these shares. Nevertheless, until such time as we have determined with our legal advisors whether or not integration has occurred, we have reserved the total proceeds estimated at $1,058,156 (without regard to penalties or other amounts that might be assessable by any state) as a liability on our balance sheet.

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

As an example, we have been advised about, but have not yet been served with, a Complaint filed in federal court in Orange County, California, which is styled as a "Complaint for Violation of Federal Securities Laws (Class Action)". Neither we nor our legal counsel have yet had an opportunity to study the Complaint, and therefore cannot make any determination as to the merit of the claims asserted, possible defenses to any such claims, the relative value of any such claims, or any other aspect of the lawsuit.

OUR FORMER DIRECTOR'S OUTSIDE LEGAL PROCEEDINGS WERE NOT PROMPTLY DISCLOSED TO THE PUBLIC.

Mr. Gregory F. Gilbert, a former director of the Company, was involved in several legal proceedings that were not disclosed by us in various reports with the SEC until we became aware of them in February 2003. Details of these legal proceedings are available in filings subsequent to that date. Stockholders could potentially assert that we acted negligently in failing to uncover a personal involvement of a director in such legal proceedings. Any related litigation could result in significant financial penalties and could have a negative effect on our financial condition.

CORPORATE RISKS

ONE OF OUR STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER OF OUR STOCKHOLDERS, HAS SUBSTANTIAL INFLUENCE OVER THE DIRECTION OF THE COMPANY.

As of July 31,m 2004, Dr. Bogdan C. Maglich , our Chief Executive Officer, Chairman, Chief Scientific Officer, Treasurer and President, beneficially owns 24.1% of our outstanding shares as of the date of this Report. Accordingly, he has a substantial influence in determining the outcome of certain corporate transactions or other matters submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. He also has the power to prevent or cause a change in control. It is assumed that in certain instances the interests of Dr. Maglich may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

ELIMINATION OF MONETARY LIABILITY OF OUR CURRENT AND FORMER DIRECTORS MAY DISCOURAGE LAWSUITS AGAINST DIRECTORS.

Our certificate of incorporation and bylaws contain provisions that eliminate or limit the liability of our corporate directors for monetary damages to the maximum extent permitted by law. These provisions may discourage stockholders from bringing a lawsuit against directors and officers for breaches of fiduciary duty, and may also reduce the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited the stockholders.

RISKS RELATED TO OUR STOCK

WE WILL PAY ACCRUING PENALTIES TO CERTAIN HOLDERS OF OUR SECURITIES BASED ON OUR FAILURE TO REGISTER THEIR SECURITIES.

After August 2003, we entered into certain agreements for the purchase of certain shares of stock, convertible notes and warrants in private transactions. The terms of these securities purchase agreements require us to register the shares of common stock, and the underlying shares of common stock issuable upon exercise of the warrants and/or conversion of the convertible notes, with the SEC for public trading as of certain dates which are specified in each purchase agreement. If the subject securities are not registered within the dates specified in the applicable agreement, we must pay (or accrue, as the case may be) a penalty through the issuance of like securities. In accordance with the relevant provisions in these securities purchase agreements, we have paid or accrued penalties due purchasers in these offerings because we failed to meet the specified deadlines for having a Registration Statement on Form SB-2 declared and maintained effective. Some of these penalties began to accrue as of October 15, 2003, and we are obligated to continue to issue and pay these securities as penalties until all of our obligations under the applicable registration rights provisions in our agreements are satisfied in full, or the penalties become impermissible or unenforceable as a matter of law.

The amount of the penalties paid or accrued as a result of the defaults described above through August 30, 2004 is 803,565 shares of common stock, $7,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 178,983 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

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

      o legislative and regulatory developments related to homeland security and industry controls;

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

If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock will likely decline, perhaps substantially. In the past, plaintiffs have often initiated securities class action suits against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities, and could divert management's attention and resources. Additionally, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have been generally unrelated to the operating performance or fundamentals of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock and the notes.

WE MAY NOT BE ABLE TO PAY AN ACCRUED PAYROLL TAX LIABILITY.

As of July 31, 2004, we identified an additional payroll tax liability of $400,734 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protection and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the $400,734 payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we plan to settle this liability as soon as we have the resources to do so.

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

THERE IS A RISK OF DILUTION RESULTING FROM CONTINUED ISSUANCES OF SECURITIES TO MANAGEMENT AND CONSULTANTS, WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK, AND MAY ALSO LEAD TO DIFFICULTY IN OBTAINING ADDITIONAL EQUITY CAPITAL.

We issued 456,717 options to Dr. Bogdan Maglich in fiscal year 2003 and 313,221 options in fiscal year 2004 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. We also issued 32,455 shares of our common stock, 1,400,000 options and 1,695,686 warrants to various consultants in fiscal year 2003 and 558,500 shares, 2,358,221 options and 7,787,068 warrants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 693,726 shares of common stock as of April 30, 2004. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

WE PLAN TO ISSUE A SIGNIFICANT NUMBER OF ADDITIONAL EQUITY SECURITIES IN THE FUTURE AND THAT WILL DILUTE THE PERCENTAGE OWNERSHIP OF THE PRESENT HOLDERS OR PURCHASERS OF OUR COMMON STOCK.

There are 36,180,087 shares of our common stock outstanding as of Ocotber 15, 2004, which does not include 19,870,148 new shares we have committed to issue upon exercise of options and warrants and convertible notes. If we issue all of the shares underlying currently outstanding warrants, options and convertible notes, this will result in approximately 29% dilution of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive up to $15,518,705 in cash and up to $1,282,435 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentages of ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs which would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We also intend to issue up to 459,222 shares of our common stock in exchange for the remaining 20,540 shares of the common stock of HiEnergy Microdevices, our majority-owned subsidiary, on substantially the same terms as the voluntary share exchange by which we acquired 92% of HiEnergy Microdevices' common stock. We also may issue up to 324,020 additional shares of our common stock to former holders of options and warrants to acquire HiEnergy Microdevices common stock. We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

Our common stock has been traded under the symbol "HIET" on the OTC Bulletin Board(R) since May 3, 2002 and previously under the symbol "SLWE" from February 22, 2002 through May 3, 2002. Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange or Nasdaq, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock. Once we meet applicable listing requirements and qualifications, we intend to apply for listing of our stock on a national securities exchange.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on some national securities exchanges or quoted on Nasdaq. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares. We would like to raise financing in an amount that might qualify us for a time for an AMEX listing and a Nasdaq small cap listing. However, doing so would be very dilutive of existing stockholders.

SHOULD PERSONS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON EXERCISE OF WARRANTS AND OPTIONS, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

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

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-QSB, Dr. Bogdan C. Maglich, serving in his capacity as our CEO and Treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon his review, Dr. Maglich concluded that our disclosure controls and procedures during our fiscal quarter ended July 31, 2004 had not been effective in timely alerting us on a timely basis to material information relating to the company required to be included in our reports filed under the Securities Exchange Act. The deficiencies which we experienced during that period resulted from three primary problems: (1) a general lack of corporate governance due to our extreme lack of resources and manpower, and an inability to create an effective segregation of duties due to the requirement of Dr. Maglich to perform too many corporate and business functions simultaneously; (2) a lack of general oversight through a systematic and formal approach to the conduct of our corporate, financial and business affairs, resulting in a lack of effective communication between management and our Board of Directors; and (3) the lack of a full-time and experienced chief financial officer.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since April 30, 2004, the Company has worked diligently, including with our legal and other professional advisors and our auditors, to address these deficiencies, which we have taken very seriously. In August 2004, our Board of Directors was joined by three new members, William A. Nitze, Col. William J. Lacey, Jr., and Peter J. Le Beau, who collectively bring diverse and significant experience to us in a variety of areas including corporate governance and financial accounting and controls. Mr. Le Beau has been designated as the "financial expert" on our Audit Committee. We have also obtained new professional assistance, both independent and in-house, designed to help us improve our corporate governance, public company reporting and other activities generally. Finally, our Board has determined, subject to our receipt of adequate financing to support its efforts, to undertake an executive search to recruit a full-time Chief Financial Officer with public company experience.

With these changes, Dr. Maglich has concluded as of the time of the filing of this Report that our company does have in place an effective system for timely meeting our Securities Exchange Act requirements, although further refinements are contemplated as indicated above. Of course, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any system will succeed in adhering to its stated goals under all potential future conditions. These include an assumption that we will be able to raise through equity investment, grants, or otherwise, the funding necessary to implement and maintain our internal control system. There can be no assurance that we will be able to implement or maintain an effective system of internal controls, and if we are not able to do so, we risk being in violation of our obligations as a public company in the future. See: RISK FACTORS: CORPORATE RISKS.

                          PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

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

On June 24, 2004, we received a letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that we be charged with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of our securities by, and actions with respect to our stock taken by, Philip Gurian, Barry Alter and certain of their affiliates who controlled SLW Enterprises, Inc. at the time of our reverse takeover transaction; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations would be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to the SEC.

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

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

As described earlier in the notes accompanying the Financial Statements, we have received two Subpoenas for information from the Securities and Exchange Commission ("SEC"). One, dated April 12, 2004, required us to supply them with documents pertaining to a presentation which Dr. Bogdan Maglich, our Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. in March 2004, regarding HiEnergy's key markets, business strategy and financial projections, and which included information that was not disclosed in a concurrent registration statement we filed with the SEC on Form SB-2. A subsequent letter, dated May 24, 2004, requested documents substantiating statements we had previously released in a press release regarding our discussions with a consortium calling itself the Dallas-Fort Worth Homeland Security Alliance. We voluntarily responded to both requests for documents, as well as to a second Subpoena, dated June 30, 2004 received from the SEC which pertained to all documents and information we have with respect to the restatement of our 2002 and 2003 financial statements, which we had announced on June 9, 2004. Our auditors, Singer, Lewak, Greenbaum & Goldstein, LLP also received a similar Subpoena from the SEC. As of the date of this Report, these Subpoenas had both been responded to, and we have received no further word from the SEC on the progress of this aspect of its investigation.

On June 24, 2004, despite the responses which we provided to the SEC, we received a further letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the Commission charge us with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of our securities by, and actions with respect to our stock taken by, Barry Alter, Philip Gurian and other of their affiliates who controlled SLW Inc. at and prior to the time of our reverse-takeover; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations appear to be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to the SEC.

From time to time, we may be subject to other routine litigation incidental to the ordinary course of business, for actual or perceived violations of our agreements, or for other civil matters.

                          ITEM 2. CHANGES IN SECURITIES

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED JULY 31, 2004

      o In July 2004, we committed to issue 9,000 shares of our common stock, par value $0.001 ("Shares") to the board members of HiEnergy Technologies, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

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

      o In May 2004, we committed to issue 7,000 shares of our common stock, par value $0.001 ("Shares") to the board members of HiEnergy Defense, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

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

      o In May 2004, we issued 95,000 Shares to Stern Consulting for consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION
2.1 (1)            Voluntary  Share  Exchange  Agreement  by and between  HiEnergy  Technologies,  Inc. and HiEnergy
                   Microdevices, Inc. dated March 22, 2002

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

4.3 (1)            Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002
                   Private Placement Common Stock Investor

4.4 (3)            Warrant  Certificate issued to Rheal Cote by HiEnergy  Technologies,  Inc. dated June 3, 2002
                   Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement
4.4.1 (5)          Common Stock investor. See also Exhibit 10.24 Form of Subscription Agreement between the Registrant and each June 2002 Private Placement Common Stock investor.

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

10.72 (16)         Form of Escrow Agreement utilized in connection with the Stock Purchase Agreements filed as Exhibits
                   10.50, 10.51, 10.52 and 10.58.

10.73 (19)         Employment Letter dated April 12, 2004 between Sean Moore and HiEnergy Technologies, Inc.

10.74 (19)         Proposal for Detailed Concept Design Services dated June 7, 2004 between Lockwood Greene Engineering &
                   Construction and HiEnergy Technologies, Inc.

10.75 (19)         Employment letter dated July 26, 2004 between Jim Hertzog and HiEnergy Technologies, Inc.

10.76 (19)         Engagement Agreement dated July 27, 2004 between Pacific Summit Securities and HiEnergy Technologies,
                   Inc.

10.77 (19)         Teaming Agreement dated August 4, 2004 between HiEnergy Technologies, Inc. and Siemens Maintenance
                   Services, LLC

10.78              Consulting Agreement dated July 22, 2004 between Greg Henkel and HiEnergy Technologies, Inc., filed herewith.

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

      (19) Filed on September 14, 2004 as a like numbered exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

On September 28, 2004, we filed a report on Form 8-K dated September 24, 2004. The report disclosed under Item 9.01 that we received a letter from Integrated Concepts & Research Corporation ("ICRC") advising of its intention to issue a subcontract to us for assistance in completing the manufacture and delivery of a single SmarTruck prototype integrating our CarBomb Finder system.

On September 27, 2004, we filed a report on Form 8-K dated September 24, 2004. The report disclosed under Item 9.01 the changing of the designated trading symbol for our common shares from "HIET" to "HIETE" as a result of our being delinquent in our periodic reporting requirements under the Securities Exchange Act.

On September 17, 2004, we filed a report on Form 8-K dated September 17, 2004. The report disclosed under Item 8.01 that the designated trading symbol for our common shares was changed from "HIETE" to "HIET" as a result of our filing our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 with the Securities and Exchange Commission. Notification, and that the our common shares would commence trading under the symbol "HIET" on September 17, 2004.

On September 14, 2004, we filed a report on Form 8-K dated September 14 , 2004. The report disclosed under Item 9.01 that we filed our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 with the Securities and Exchange Commission.

On August 25, 2004, we filed a report on Form8-K dated August 24, 2004. The report disclosed under Item 5 we were making all diligent efforts to cure its failure to timely file its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, in response to our having received an extraordinary volume of inquiries.

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

                                        HIENERGY TECHNOLOGIES, INC.

Date:    OCTOBER 20, 2004               By:  /S/ BOGDAN  C. MAGLICH
      -------------------------            -------------------------------------
                                        Bogdan C. Maglich,
                                        Chief Executive Officer, President,
                                        Treasurer and Chief Scientific Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)