Form 10QSB
period 2004-10-31
HIENERGY TECHNOLOGIES INC
filed 2004-12-17
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended October 31, 2004

   /_/ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 0 - 32093


                           HIENERGY TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                    91-2022980
            --------                                    ----------
State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization

                 1601-B Alton Parkway, Irvine, California 92606
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 17, 2004, the issuer had 42,189,004 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  / No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO

                         QUARTERLY REPORT ON FORM 10-QSB

                      FOR THE PERIOD ENDED OCTOBER 31, 2004

                         PART I - FINANCIAL INFORMATION
                      -------------------------------------


                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1          Financial Statements

                Consolidated Balance Sheets as of April 30, 2004 and
                October 31, 2004 (unaudited)

                Consolidated Statements of Operations for the six months ended
                October 31, 2004 and 2003 (unaudited) and for the period from August 21, 1995 (inception) to October 31, 2004 (unaudited)

                Consolidated Statements of Shareholders' Equity (deficit) for the period from August 21, 1995 (inception) to October 31, 2004
                (unaudited)

                Consolidated Statements of Cash Flows for the six months ended
                October 31, 2004 and 2003 (unaudited) and for the period from August 21, 1995 (inception) to October 31, 2004 (unaudited)

                Notes to the Consolidated Financial Statements (unaudited)

Item 2          Management's Discussion and Analysis and Plan of Operation

Item 3          Controls and Procedures

PART II - OTHER INFORMATION

Item 1          Legal Proceedings

Item 2          Changes in Securities

Item 3          Default Upon Senior Securities

Item 4          Submission of Matters to a Vote of Security Holders

Item 5          Other Information

Item 6          Exhibits

SIGNATURES

                                                                 HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED BALANCE SHEET
                                                     FOR THE PERIODS ENDED OCTOER 31, 2004 AND APRIL 30, 2004
=============================================================================================================

                                                                               October 31,        April 30,
                                                                                  2004               2004
                                                                               (unaudited)
                                                                               ------------      ------------
CURRENT ASSETS
      Cash and cash equivalents                                                $    211,366      $     42,857
      Accounts receivable                                                            60,824            30,412
      Inventory                                                                     178,235                --
      Other current assets                                                          154,193           224,817
                                                                               ------------      ------------

           Total current assets                                                     604,618           298,086
                                                                               ------------      ------------

PROPERTY AND EQUIPMENT, net                                                         754,131           610,468
                                                                               ------------      ------------

TOTAL ASSETS                                                                   $  1,358,749      $    908,554
                                                                               ============      ============

CURRENT LIABILITIES
      Accounts payable                                                         $    918,991      $    578,283
      Accrued expenses                                                              124,239            88,291
      Accrued payroll and payroll taxes                                             458,832           458,204
      Accrued interest                                                              130,509            74,173
      Notes payable                                                                  76,771            12,368
      Notes payable - related parties                                               782,000           348,934
      Convertible notes payable - related parties                                   673,083           609,374
      Convertible notes payable subject to rescission rights                        542,000           236,000
      Common stock subject to buy-back,  2,000,000 shares                           694,000           694,000
      Common stock subject to rescission rights,  2,066,320 issued and outstanding and 770,424 shares issued and outstanding plus
       1,295,896 shares committed less $425,000 subscription receivable           1,058,156           633,153
      Other current liabilities                                                      51,873                --
                                                                               ------------      ------------

           Total current liabilities                                              5,510,454         3,732,780

LONG-TERM LIABILITIES
      Notes payable                                                                   6,234             1,942
      Convertible note payable - related party                                           --            38,061
                                                                               ------------      ------------

           Total liabilities                                                      5,516,688         3,772,783
                                                                               ------------      ------------

MINORITY INTEREST IN SUBSIDIARY,  20,540 MICRODEVICES
  SHARES ISSUED AND OUTSTANDING                                                      18,923            18,923
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
      Preferred stock,  $0.001 par value  20,000,000 shares
       authorized no shares outstanding                                        $         --      $         --
      Common stock.  $0.001 par value  100,000,000 shares
        authorized 32,113,767 and 30,652,482 shares issued and outstanding           32,113            30,652
      Additional paid-in capital                                                 22,718,764        19,181,421
      Deferred compensation                                                        (120,505)         (459,308)
      Committed common stock,  3,521,974 and 101,986 shares, respectively         1,571,766           179,679
      Deficit accumulated during the development stage                          (28,379,000)      (21,815,596)
                                                                               ------------      ------------

           Total shareholders' deficit                                           (4,176,862)       (2,883,152)
                                                                               ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $  1,358,749      $    908,554
                                                                               ============      ============

The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND
                                                                 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2004
===================================================================================================================================

                                                                                                                         For the
                                                                                                                       Period from
                                                                                                                       August 21,
                                                For the Three Months Ended            For the Six Months Ended            1995
                                              ------------------------------      ------------------------------      (Inception) to
                                               October 31,       October 31,       October 31,       October 31,       October 31,
                                                  2004               2003             2004               2003              2004
                                                                   Restated                           Restated
                                               (unaudited)       (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                              ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
      General and administrative              $  1,190,747      $  1,382,684      $  2,875,620      $  2,345,605      $ 18,523,195
      Research and development                     214,642           238,755           434,644           337,077         2,846,753
                                              ------------      ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                         1,405,389         1,621,439         3,310,264         2,682,682        21,369,948

LOSS FROM OPERATIONS                            (1,405,389)       (1,621,439)       (3,310,264)       (2,682,682)      (21,369,948)
                                              ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
      Interest income                                   19               519               155               883             9,052
      Other income                                      --                --                --                --             1,423
      Interest expense                             (90,391)           (8,042)         (846,068)          (13,267)       (1,425,041)
      Financing expense                                 --                --                --                --          (223,710)
      Penalty expense on issuance of
       convertible promissory notes
       as a penalty for late registration           (3,000)               --            (6,000)               --           (53,748)
      Penalty expense on issuance of
       common stock and warrants
       as a penalty for late registration         (936,154)         (197,264)       (2,401,227)         (208,943)       (3,874,611)
                                              ------------      ------------      ------------      ------------      ------------

Total other expense, net                        (1,029,526)         (204,787)       (3,253,140)         (221,327)       (5,566,635)
                                              ------------      ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (2,434,915)       (1,826,226)       (6,563,404)       (2,904,009)      (26,936,583)

PROVISION FOR INCOME TAXES                              --                --                --               800            13,383
                                              ------------      ------------      ------------      ------------      ------------

NET LOSS                                      $ (2,434,915)     $ (1,826,226)     $ (6,563,404)     $ (2,904,809)     $(26,949,966)

BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK                                --                --                --                --          (767,431)

PREFERRED STOCK DIVIDEND                                --                --                --          (583,243)         (661,603)
                                              ------------      ------------      ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $ (2,434,915)     $ (1,826,226)     $ (6,563,404)     $ (3,488,052)     $(28,379,000)
                                              ============      ============      ============      ============      ============


Net loss per share                            $      (0.07)     $      (0.06)     $      (0.20)     $      (0.11)
                                              ============      ============      ============      ============

PREFERRED STOCK DIVIDENDS PER SHARE           $         --      $         --      $         --      $      (0.02)
                                              ============      ============      ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON SHAREHOLDERS PER SHARE           $      (0.07)     $      (0.06)     $      (0.20)     $      (0.13)
                                              ============      ============      ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                 32,890,869        28,199,605        32,097,797        27,207,815
                                              ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                   Price per  Series A Convertible,
                                                                    Equity      Preferred Stock               Common Stock
                                                        Date         Unit     Shares      Amount          Shares         Amount
                                                      --------   ----------   -------   ------------   ------------   ------------
Balance, August 21, 1995 (inception)                                               --   $         --             --   $         --
Recapitalization upon reverse merger                                                                      6,470,000          6,470
Issuance of common stock for services rendered        08/31/95   $     0.01                                 715,277            715
Issuance of common stock for services rendered        09/05/95   $     0.01                                  11,623             12
Issuance of common stock for services rendered        02/13/96   $     0.01                                   7,871              8
Net loss
                                                                              -------   ------------   ------------   ------------
Balance, April 30, 1996  (Restated)                                                --             --      7,204,771          7,205

Issuance of common stock for services rendered        12/02/96   $     0.01                                   1,162              1
Issuance of common stock for services rendered        12/16/96   $     0.01                                   1,788              2
Issuance of common stock for services rendered        12/20/96   $     0.01
Net loss
                                                                              -------   ------------   ------------   ------------

Balance, April 30, 1997 (Restated)                                                 --             --      7,207,990          7,208

Issuance of common stock for services rendered        05/20/97   $     0.28                                  13,411             13
Issuance of common stock for services rendered        06/02/97   $     0.28                                 135,903            136
Issuance of common stock for services rendered        06/03/97   $     0.28                                 588,762            589
Issuance of common stock for services rendered        06/08/97   $     0.28                                   5,901              6
Issuance of common stock for cash                     06/14/97   $     0.28                                  35,766             36
Issuance of common stock for services rendered        06/16/97   $     0.28                                 290,331            290
Issuance of common stock for services rendered        06/18/97   $     0.28                                   4,918              5
Issuance of common stock for services rendered        06/23/97   $     0.28                                 206,167            206
Issuance of common stock for services rendered        07/28/97   $     0.28                                   8,941              9
Issuance of common stock for cash                     08/11/97   $     0.14                                  40,237             40
Issuance of common stock for cash                     08/19/97   $     0.14                                  17,883             18
Issuance of common stock for cash                     09/04/97   $     0.28                                   8,942              9
Issuance of common stock for cash                     09/04/97   $     0.35                                   8,942              9
Issuance of common stock for cash                     09/12/97   $     0.28                                   8,942              9
Issuance of common stock for cash                     10/14/97   $     0.22                                  89,417             89
Issuance of common stock for cash                     12/17/97   $     0.14                                  53,650             54
Issuance of common stock for cash                     12/17/97   $     0.28                                  42,920             43
Issuance of common stock for cash                     12/17/97   $     0.49                                  42,920             43
Issuance of common stock for services rendered        12/31/97   $     0.29                                  49,175             49
Issuance of common stock for services rendered        01/29/98   $     0.28                                  53,646             54
Issuance of common stock for cash                     01/30/98   $     0.28                                  44,708             45
Issuance of common stock for cash                     03/23/98   $     0.05                                  45,603             46
Issuance of common stock for cash                     03/23/98   $     0.28                                  62,771             63
Issuance of common stock for cash                     03/25/98   $     0.11                                   4,471              4
Issuance of common stock for services rendered        03/25/98   $     0.22                                   1,788              2
Issuance of common stock for cash                     03/25/98   $     0.28                                  89,417             89
Issuance of common stock for services rendered        04/04/98   $     0.22                                  89,410             89
Issuance of common stock for services rendered        04/14/98   $     0.22                                   2,682              3
Issuance of common stock for services rendered        04/28/98   $     0.22                                     893              1
Net loss
                                                                              -------   ------------   ------------   ------------

Balance, April 30, 1998 (Restated)                                                 --             --      9,256,507          9,257

Issuance of common stock for services rendered        05/05/98   $     1.64                                   4,470              4
Issuance of common stock for cash                     05/05/98   $     1.64                                  17,883             18
Issuance of common stock for services rendered        06/01/98   $     0.28                                  28,879             29
Issuance of common stock for cash                     06/01/98   $     0.28                                  53,649             54
Issuance of common stock for cash                     08/03/98   $     0.28                                   8,942              9
Issuance of common stock for cash                     08/10/98   $     0.28                                   8,942              9
Issuance of common stock for services rendered        09/16/98   $     0.28                                  74,501             75


                                                                                                   Deficit
                                                                                                  Accumulated
                                                  Additional      Committed                       during the
                                                    Paid-in         Common        Deferred        Development
                                                     Capital         Stock       Compensation        Stage            Total
                                                  ------------    ------------   ------------    ------------    ------------
Balance, August 21, 1995 (inception)              $         --    $         --   $         --    $         --    $         --
Recapitalization upon reverse merger                    (6,456)                                                            14
Issuance of common stock for services rendered           7,297                                                          8,012
Issuance of common stock for services rendered             118                                                            130
Issuance of common stock for services rendered              80                                                             88
Net loss                                                                                              (39,387)        (39,387)
                                                                                 ------------    ------------    ------------

Balance, April 30, 1996  (Restated)                      1,039              --             --         (39,387)        (31,143)

Issuance of common stock for services rendered              11                                                             12
Issuance of common stock for services rendered              19                                                             21
Issuance of common stock for services rendered                             269             --               3               3
Net loss                                                                                             (110,004)       (110,004)
                                                                                 ------------    ------------    ------------
Balance, April 30, 1997 (Restated)                       1,072              --             --        (149,391)       (141,111)

Issuance of common stock for services rendered           3,737                                                          3,750
Issuance of common stock for services rendered          37,861                                                         37,997
Issuance of common stock for services rendered         164,023                                                        164,612
Issuance of common stock for services rendered           1,644                                                          1,650
Issuance of common stock for cash                        9,964                                                         10,000
Issuance of common stock for services rendered          80,884                                                         81,174
Issuance of common stock for services rendered           1,370                                                          1,375
Issuance of common stock for services rendered          57,436                                                         57,642
Issuance of common stock for services rendered           2,491                                                          2,500
Issuance of common stock for cash                        5,585                                                          5,625
Issuance of common stock for cash                        2,482                                                          2,500
Issuance of common stock for cash                        2,491                                                          2,500
Issuance of common stock for cash                        3,116                                                          3,125
Issuance of common stock for cash                        2,491                                                          2,500
Issuance of common stock for cash                       19,911                                                         20,000
Issuance of common stock for cash                        7,446                                                          7,500
Issuance of common stock for cash                       11,957                                                         12,000
Issuance of common stock for cash                       20,957                                                         21,000
Issuance of common stock for services rendered          14,229                                                         14,278
Issuance of common stock for services rendered          14,945                                                         14,999
Issuance of common stock for cash                       12,455                                                         12,500
Issuance of common stock for cash                        2,204                                                          2,250
Issuance of common stock for cash                       17,489                                                         17,552
Issuance of common stock for cash                          496                                                            500
Issuance of common stock for services rendered             398                                                            400
Issuance of common stock for cash                       24,911                                                         25,000
Issuance of common stock for services rendered          19,936                                                         20,025
Issuance of common stock for services rendered             598                                                            601
Issuance of common stock for services rendered             197                                                            198
Net loss                                                                                             (655,432)       (655,432)
                                                                                 ------------    ------------    ------------

Balance, April 30, 1998 (Restated)                     544,776              --             --        (804,823)       (250,790)

Issuance of common stock for services rendered           7,307                                                          7,311
Issuance of common stock for cash                       29,232                                                         29,250
Issuance of common stock for services rendered           8,045                                                          8,074
Issuance of common stock for cash                       14,946                                                         15,000
Issuance of common stock for cash                        2,491                                                          2,500
Issuance of common stock for cash                        2,491                                                          2,500
Issuance of common stock for services rendered          20,755                                                         20,830

   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                   Price per  Series A Convertible,
                                                                    Equity      Preferred Stock               Common Stock
                                                        Date         Unit     Shares      Amount          Shares         Amount
                                                      --------   ----------   -------   ------------   ------------   ------------
Issuance of common stock for services rendered        10/01/98   $     0.46                                  29,818             30
Issuance of common stock for cash                     10/01/98   $     0.36                                  13,815             14
Issuance of common stock for cash                     10/01/98   $     0.56                                   8,942              9
Issuance of common stock for cash                     10/30/98   $     0.56                                   4,471              4
Issuance of common stock for services rendered        11/02/98   $     0.40                                   4,470              4
Issuance of common stock for cash                     11/02/98   $     0.28                                  44,708             45
Issuance of common stock for services rendered        11/12/98   $     0.40                                   8,941              9
Issuance of common stock for services rendered        11/14/98   $     0.40                                  89,410             89
Issuance of common stock for services rendered        11/18/98   $     0.40                                  15,647             16
Issuance of common stock for services rendered        11/19/98   $     0.40                                  75,998             76
Issuance of common stock for cash                     11/24/98   $     0.89                                  11,177             11
Issuance of common stock for services rendered        11/28/98   $     0.40                                 447,048            447
Stock options issued for services rendered            11/30/98   $     0.27
Issuance of common stock for services rendered        12/02/98   $     0.91                                   4,470              4
Issuance of common stock for cash                     12/02/98   $     0.75                                   3,353              3
Issuance of common stock for cash                     12/02/98   $     0.78                                   8,942              9
Issuance of common stock for cash                     12/02/98   $     0.93                                   2,683              3
Issuance of common stock for cash                     12/02/98   $     2.80                                     894              1
Issuance of common stock for services rendered        12/17/98   $     0.91                                   5,208              5
Issuance of common stock for services rendered        12/31/98   $     0.91                                   2,012              2
Issuance of common stock for cash                     01/08/99   $     0.72                                  44,708             45
Issuance of common stock for cash                     01/15/99   $     0.38                                   9,389              9
Issuance of common stock for cash                     01/15/99   $     1.41                                   4,471              4
Issuance of common stock for services rendered        03/01/99   $     0.57                                 223,524            224
Issuance of common stock for services rendered        03/16/99   $     0.57                                  22,352             22
Issuance of common stock for services rendered        03/17/99   $     0.57                               1,034,979          1,035
Issuance of common stock for cash                     03/17/99   $     0.57                                  17,883             18
Issuance of common stock for services rendered        04/28/99   $     0.57                                  84,716             85
Issuance of common stock for services rendered        04/30/99   $     0.57                                  11,177             11
Net loss
                                                                               -------   ------------   ------------   ------------

Balance, April 30, 1999(Restated)                                                  --             --     11,688,979         11,689

Issuance of common stock for cash                     05/03/99   $     0.10      0.10            .10         35,767             36
Issuance of common stock for services rendered        05/05/99   $     0.10      0.10            .10        117,216            117
Issuance of common stock for cash                     06/05/99   $     0.56      0.56            .56         17,883             18
Issuance of common stock for services rendered        06/09/99   $     0.45      0.45            .45         89,410             90
Issuance of common stock for services rendered        06/28/99   $     0.45      0.45            .45        277,170            277
Issuance of common stock for cash                     06/28/99   $     0.02      0.02            .02          4,471              4
Issuance of common stock for cash                     07/12/99   $     0.52      0.52            .52          2,861              3
Issuance of common stock for cash                     07/14/99   $     0.28      0.28            .28         44,708             45
Issuance of common stock for cash                     07/14/99   $     0.56      0.56            .56         17,883             18
Issuance of common stock for services rendered        07/22/99   $     0.37      0.37            .37        247,218            247
Issuance of common stock for services rendered        11/30/99   $     0.42      0.42            .42         52,305             52
Issuance of common stock for cash                     11/30/99   $     0.39      0.39            .39         53,650             54
Issuance of common stock for cash                     11/30/99   $     0.56      0.56            .56          8,942              9
Issuance of common stock for cash                     12/29/99   $     0.56      0.56            .56         80,475             81
Issuance of common stock for services rendered        03/20/00   $     0.59      0.59            .59          2,235              2
Issuance of common stock for cash                     04/03/00   $     0.56      0.56            .56        107,301            107
Issuance of common stock for services rendered        04/03/00   $     0.59      0.59            .59      1,307,700          1,308
Issuance of common stock for cash                     04/03/00   $     0.72      0.72            .72          2,794              3
Issuance of common stock for cash                     04/03/00   $     0.89      0.89            .89          8,383              8
Issuance of common stock for services rendered        04/10/00   $     0.59      0.59            .59         50,159             50
Issuance of common stock for services rendered        04/24/00   $     0.59      0.59            .59         22,352             22
Issuance of common stock for services rendered        04/26/00   $     0.59      0.59            .59          2,235              2
Net loss
                                                                              -------   ------------   ------------   ------------

Balance, April 30, 2000 (Restated)                                                 --             --     14,242,097         14,242

Issuance of common stock for services rendered        07/28/00   $     0.59      0.59            .59         11,177             11
Issuance of common stock for services rendered        08/10/00   $     0.59      0.59            .59        223,542            224
Issuance of common stock for services rendered        08/22/00   $     0.59      0.59            .59         22,354             22




                                                                                                 Deficit
                                                                                                Accumulated
                                                 Additional      Committed                       during the
                                                   Paid-in         Common        Deferred        Development
                                                    Capital         Stock       Compensation        Stage            Total
                                                 ------------    ------------   ------------    ------------    ------------
Issuance of common stock for services rendered         13,686                                                         13,716
Issuance of common stock for cash                       4,986                                                          5,000
Issuance of common stock for cash                       4,991                                                          5,000
Issuance of common stock for cash                       2,496                                                          2,500
Issuance of common stock for services rendered          1,794                                                          1,798
Issuance of common stock for cash                      12,435                                                         12,480
Issuance of common stock for services rendered          3,588                                                          3,597
Issuance of common stock for services rendered         35,876                                                         35,965
Issuance of common stock for services rendered          6,278                                                          6,294
Issuance of common stock for services rendered         30,494                                                         30,570
Issuance of common stock for cash                       9,989                                                         10,000
Issuance of common stock for services rendered        179,379                                                        179,826
Stock options issued for services rendered            659,684                                                        659,684
Issuance of common stock for services rendered          4,080                                                          4,084
Issuance of common stock for cash                       2,497                                                          2,500
Issuance of common stock for cash                       6,991                                                          7,000
Issuance of common stock for cash                       2,497                                                          2,500
Issuance of common stock for cash                       2,499                                                          2,500
Issuance of common stock for services rendered          4,753                                                          4,758
Issuance of common stock for services rendered          1,836                                                          1,838
Issuance of common stock for cash                      32,355                                                         32,400
Issuance of common stock for cash                       3,591                                                          3,600
Issuance of common stock for cash                       6,296                                                          6,300
Issuance of common stock for services rendered        127,266                                                        127,490
Issuance of common stock for services rendered         12,727                                                         12,749
Issuance of common stock for services rendered        589,278                                                        590,313
Issuance of common stock for cash                      10,182                                                         10,200
Issuance of common stock for services rendered         48,203                                                         48,288
Issuance of common stock for services rendered          6,360                                                          6,371
Net loss                                                                                          (1,956,565)     (1,956,565)
                                                 ------------    ------------   ------------    ------------    ------------

Balance, April 30, 1999(Restated)                   2,457,130              --             --      (2,761,388)       (292,569)

Issuance of common stock for cash                       3,629                                                          3,665
Issuance of common stock for services rendered         11,894                                                         12,011
Issuance of common stock for cash                       9,982                                                         10,000
Issuance of common stock for services rendered         40,307                                                         40,397
Issuance of common stock for services rendered        124,953                                                        125,230
Issuance of common stock for cash                          96                                                            100
Issuance of common stock for cash                       1,497                                                          1,500
Issuance of common stock for cash                      12,455                                                         12,500
Issuance of common stock for cash                       9,982                                                         10,000
Issuance of common stock for services rendered         90,402                                                         90,649
Issuance of common stock for services rendered         21,675                                                         21,727
Issuance of common stock for cash                      20,946                                                         21,000
Issuance of common stock for cash                       4,991                                                          5,000
Issuance of common stock for cash                      44,919                                                         45,000
Issuance of common stock for services rendered          1,309                                                          1,311
Issuance of common stock for cash                      59,893                                                         60,000
Issuance of common stock for services rendered        765,802                                                        767,110
Issuance of common stock for cash                       1,997                                                          2,000
Issuance of common stock for cash                       7,492                                                          7,500
Issuance of common stock for services rendered         29,374                                                         29,424
Issuance of common stock for services rendered         13,090                                                         13,112
Issuance of common stock for services rendered          1,309                                                          1,311
Net loss                                                                                          (1,247,576)     (1,247,576)
                                                 ------------    ------------   ------------    ------------    ------------

Balance, April 30, 2000 (Restated)                  3,735,124              --             --      (4,008,964)       (259,598)

Issuance of common stock for services rendered          6,546                                                          6,557
Issuance of common stock for services rendered        130,908                                                        131,132
Issuance of common stock for services rendered         13,091                                                         13,113


   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                   Price per  Series A Convertible,
                                                                    Equity      Preferred Stock               Common Stock
                                                        Date         Unit     Shares      Amount          Shares         Amount
                                                      --------   ----------   -------   ------------   ------------   ------------
Issuance of common stock for services rendered        09/28/00   $     0.24      0.24            .24         11,177             11
Issuance of common stock for cash                     09/28/00   $     0.24      0.24            .24         21,214             21
Issuance of common stock for services rendered        10/09/00   $     0.24      0.24            .24         35,767             36
Issuance of common stock for services rendered        11/30/00   $     0.24      0.24            .24            448              1
Issuance of common stock for services rendered        12/31/00   $     0.24      0.24            .24        510,793            511
Net loss
                                                                              -------   ------------   ------------   ------------

Balance, April 30, 2001 (Restated)                                                 --             --     15,078,569         15,079

Issuance of common stock for services rendered        05/10/01   $     0.24      0.24            .24        116,903            117
Issuance of common stock for services rendered        06/18/01   $     0.45      0.45            .45         67,057             67
Issuance of common stock for cash                     06/18/01   $     0.45      0.45            .45         22,354             22
Issuance of common stock for cash                     07/31/01   $     0.45      0.45            .45         22,354             22
Issuance of common stock for services rendered        07/31/01   $     0.64      0.64            .64        350,933            351
Issuance of common stock for cash                     07/31/01   $     1.12      1.12            .12          8,942              9
Issuance of common stock for cash                     09/07/01   $     0.22      0.22            .22        223,542            224
Issuance of common stock for services rendered        09/23/01   $     0.22      0.22            .22        525,281            525
Issuance of common stock for cash                     09/23/01   $     0.22      0.22            .22         67,062             67
Warrants issued for services rendered                 09/23/01   $     0.09      0.09            .09            .09            .09
Issuance of common stock for services rendered        10/31/01   $     0.22      0.22            .22         13,411             14
Issuance of common stock for services rendered        11/02/01   $     0.22      0.22            .22         67,057             67
Issuance of common stock for services rendered        12/07/01   $     0.22      0.22            .22         11,176             11
Issuance of common stock for services rendered        12/10/01   $     0.22      0.22            .22        217,176            217
Issuance of common stock for services rendered        12/13/01   $     0.22      0.22            .22         87,235             87
Issuance of common stock for cash                     12/13/01   $     0.22      0.22            .22        223,542            224
Issuance of common stock for cash                     12/20/01   $     0.22      0.22            .22          3,577              4
Issuance of common stock for services rendered        12/20/01   $     0.22      0.22            .22      1,230,276          1,230
Issuance of common stock for services rendered        12/21/01   $     0.22      0.22            .22         22,352             22
Issuance of common stock for services rendered        12/30/01   $     0.22      0.22            .22        212,348            212
Stock options issued for services rendered            01/08/02   $     0.11      0.11            .11            .11            .11
Issuance of common stock for services rendered        01/14/02   $     0.22      0.22            .22         33,529             34
Stock options issued for services rendered            01/31/02   $     0.11      0.11            .11            .11            .11
Stock options issued for services rendered            02/08/02   $     0.09      0.09            .09            .09            .09
Issuance of common stock for services rendered        02/14/02   $     0.22      0.22            .22      2,235,241          2,235
Issuance of common stock for cash                     03/13/02   $     0.24      0.24            .24         10,283             10
Issuance of common stock in private
     placement for cash                               04/30/02   $     1.00      1.00            .00      1,225,000          1,225
Net loss
                                                                               -------   ------------   ------------   ------------

Balance, April 30, 2002 (Restated)                                                 --             --     22,075,200         22,075

Common stock committed on exercise of stock
     options in subsidiary                            05/23/02   $     0.16      0.16            .16            .16            .16
Issuance of common stock for services rendered        05/24/02   $     2.15      2.15            .15          5,589              6
Financing expense in connection with
     issuance of warrants                             05/31/02   $     1.49      1.49            .49            .49            .49
Conversion of convertible notes payable - related
     parties and accrued interest into common stock   06/04/02   $     1.00      1.00            .00          5,780              6
Conversion of convertible notes payable - related
     parties and accrued interest into common stock   06/20/02   $     1.00      1.00            .00          5,438              5
Issuance of common stock in private placement for
     cash                                             06/25/02   $     1.00      1.00            .00        500,000            500
Stock options issued for services rendered            07/12/02   $     1.52      1.52            .52            .52            .52
Conversion of notes payable - related
     parties into common stock                        07/16/02   $     1.00      1.00            .00         15,000             15
Conversion of convertible notes payable - related
     parties and accrued interest into common stock   07/22/02   $     1.00      1.00            .00         11,680             12
Stock options issued for services rendered            08/01/02   $     0.47      0.47            .47            .47            .47
Issuance of common stock for services rendered        08/24/02   $     1.67      1.67            .67          5,589              6
Stock options issued for services rendered            09/25/02   $     1.10      1.10            .10            .10            .10
Stock options issued in exchange for settlement
     of accounts payable                              09/25/02   $     1.10      1.10            .10            .10            .10




                                                                                                   Deficit
                                                                                                  Accumulated
                                                   Additional      Committed                       during the
                                                     Paid-in         Common        Deferred        Development
                                                      Capital         Stock       Compensation        Stage            Total
                                                   ------------    ------------   ------------    ------------    ------------
Issuance of common stock for services rendered            2,623                                                          2,634
Issuance of common stock for cash                         4,979                                                          5,000
Issuance of common stock for services rendered            8,394                                                          8,430
Issuance of common stock for services rendered              105                                                            106
Issuance of common stock for services rendered          119,878                                                        120,389
Net loss                                                                                              (452,754)       (452,754)
                                                   ------------    ------------   ------------    ------------    ------------

Balance, April 30, 2001 (Restated)                    4,021,648              --             --      (4,461,718)       (424,991)

Issuance of common stock for services rendered           27,940                                                         28,057
Issuance of common stock for services rendered           29,930                                                         29,997
Issuance of common stock for cash                         9,978                                                         10,000
Issuance of common stock for cash                         9,978                                                         10,000
Issuance of common stock for services rendered          223,917                                                        224,268
Issuance of common stock for cash                         9,991                                                         10,000
Issuance of common stock for cash                        49,776                                                         50,000
Issuance of common stock for services rendered          116,965                                                        117,490
Issuance of common stock for cash                        14,933                                                         15,000
Warrants issued for services rendered                    24,924                                                         24,924
Issuance of common stock for services rendered            2,986                                                          3,000
Issuance of common stock for services rendered           14,932                                                         14,999
Issuance of common stock for services rendered            2,489                                                          2,500
Issuance of common stock for services rendered           48,359                                                         48,576
Issuance of common stock for services rendered           19,425                                                         19,512
Issuance of common stock for cash                        49,776                                                         50,000
Issuance of common stock for cash                           796                                                            800
Issuance of common stock for services rendered          273,948                                                        275,178
Issuance of common stock for services rendered            4,978                                                          5,000
Issuance of common stock for services rendered           47,284                                                         47,496
Stock options issued for services rendered                1,402                                                          1,402
Issuance of common stock for services rendered            7,465                                                          7,499
Stock options issued for services rendered                2,142                                                          2,142
Stock options issued for services rendered                3,809                                                          3,809
Issuance of common stock for services rendered          497,725                                                        499,960
Issuance of common stock for cash                         2,410                                                          2,420
Issuance of common stock in private
     placement for cash                               1,223,775                                                      1,225,000
Net loss                                                                                            (2,399,061)     (2,399,061)
                                                   ------------    ------------   ------------    ------------    ------------

Balance, April 30, 2002 (Restated)                    6,743,681              --             --      (6,860,779)        (95,023)

Common stock committed on exercise of stock
     options in subsidiary                                  .16           7,164                                          7,164
Issuance of common stock for services rendered           12,010                                                         12,016
Financing expense in connection with
     issuance of warrants                               223,710                                                        223,710
Conversion of convertible notes payable - related
     parties and accrued interest into common stoc        5,774                                                          5,780
Conversion of convertible notes payable - related
     parties and accrued interest into common stoc        5,435                                                          5,440
Issuance of common stock in private placement for
     cash                                               499,500                                                        500,000
Stock options issued for services rendered              761,007                                                        761,007
Conversion of notes payable - related
     parties into common stock                           14,985                                                         15,000
Conversion of convertible notes payable - related
     parties and accrued interest into common stoc       11,664                                                         11,676
Stock options issued for services rendered              187,163                                                        187,163
Issuance of common stock for services rendered            9,328                                                          9,334
Stock options issued for services rendered            3,305,542                     (3,305,542)                             --
Stock options issued in exchange for settlement
     of accounts payable                                 50,000                                                         50,000


   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                    Price per  Series A Convertible,
                                                                     Equity      Preferred Stock               Common Stock
                                                         Date         Unit     Shares      Amount          Shares         Amount
                                                       --------   ----------   -------   ------------   ------------   ------------
Issuance of Series A convertible preferred stock
     in private placement for cash                     10/07/02   $10,000.00     97.93              1
Offering costs on issuance of Series A convertible
     preferred stock in private placement for cash     10/07/02
Dividends on Series A preferred stock                  10/07/02                                               68,150             68
Beneficial conversion feature on issuance of
     Series A preferred stock                          10/07/02
Issuance of common stock in private placement for
     cash                                              10/29/02   $     1.35      1.35            .35      1,349,934          1,350
Offering costs on issuance of common stock in
     private placement for cash                        10/29/02
Common stock committed for services rendered           11/24/02   $     2.35      2.35            .35            .35            .35
Warrants issued for services rendered                  12/09/02   $     2.60      2.60            .60            .60            .60
Warrants issued for services rendered                  12/09/02   $     0.65      0.65            .65            .65            .65
Stock options issued in exchange for settlement
     of accounts payable                               12/19/02   $     0.55      0.55            .55            .55            .55
Stock options issued for services rendered             12/31/02   $     0.13      0.13            .13            .13            .13
Issuance of common stock on cashless exercise of
     warrants                                          01/02/03                                               33,909             34
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock       01/24/03                  (1.05)                        9,162              9
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock       01/27/03                  (1.06)                        9,174              9
Amortization of deferred compensation                  01/31/03
Warrants issued for services rendered                  02/17/03   $     1.63      1.63            .63            .63            .63
Common stock committed for services rendered           02/24/03   $     0.79      0.79            .79            .79            .79
Reversal of deferred compensation                      02/25/03
Issuance of common stock for services rendered         04/21/03   $     0.48      0.48            .48         21,277             21
Common stock committed for services rendered           04/21/03   $     0.48      0.48            .48            .48            .48
Warrants issued for services rendered                  04/28/03   $     0.37      0.37            .37            .37            .37
Offering costs on issuance of common stock subject
      to buyback for cash                              04/23/03
Offering costs on issuance of common stock subject
      to buyback for cash                              04/28/03
Issuance of common stock for subscription receivable   04/30/03   $     0.40      0.40            .40         10,000             10
Common stock committed to investors as a penalty
     for delayed registration of common stock          04/30/03   $     0.45      0.45            .45            .45            .45
Net loss
                                                                               -------   ------------   ------------   ------------

Balance, April 30, 2003 (Restated)                                               95.82   $          1     24,125,882   $     24,126

Warrants issued for services rendered                  05/01/03   $     0.16
Issuance of common stock for services rendered         05/13/03   $     0.48                                  45,000             45
Warrants issued for services rendered                  05/16/03   $     0.24
Stock options issued for services rendered             05/16/03   $     0.18
Issuance of common stock on cashless conversion
     of Series A preferred stock                       05/16/03                 (95.82)            (1)     2,129,316          2,129
Dividend on induced conversion of Series A
     preferred stock                                   05/16/03
Issuance of committed common stock                     05/16/03                                              128,136            128
Issuance of common stock to investors as a
     penalty for delayed registration of common stock  05/16/03   $     0.45      0.45            .45         25,952             26
Issuance of committed common stock                     05/21/03                                               20,000             20
Issuance of common stock on exercise of
     warrants                                          05/27/03   $     0.01      0.01            .01         34,000             34
Issuance of committed common stock                     06/19/03                                               11,178             11
Issuance of common stock on conversion of
     convertible notes payable - related parties       06/24/03   $     0.33                                 300,000            300
Stock options issued for services rendered             07/16/03   $     0.26
Issuance of common stock for services rendered         07/16/03   $     0.50                                   6,000              6
Issuance of committed common stock                     08/14/03                                               44,705             45
Issuance of common stock for cash                      08/15/03   $     0.45                                 222,222            222



                                                                                                       Deficit
                                                                                                      Accumulated
                                                       Additional      Committed                       during the
                                                         Paid-in         Common        Deferred        Development
                                                          Capital         Stock       Compensation        Stage            Total
                                                       ------------    ------------   ------------    ------------    ------------
Issuance of Series A convertible preferred stock
     in private placement for cash                          979,300                                                        979,301
Offering costs on issuance of Series A convertible
     preferred stock in private placement for cash         (178,902)                                                      (178,902)
Dividends on Series A preferred stock                        78,292                                        (78,360)             --
Beneficial conversion feature on issuance of
     Series A preferred stock                               767,431                                       (767,431)             --
Issuance of common stock in private placement for
     cash                                                 1,821,056                                                      1,822,406
Offering costs on issuance of common stock in
     private placement for cash                            (196,793)                                                      (196,793)
Common stock committed for services rendered                    .35          13,134                                         13,134
Warrants issued for services rendered                       390,409                                                        390,409
Warrants issued for services rendered                       162,792                                                        162,792
Stock options issued in exchange for settlement
     of accounts payable                                     15,000                                                         15,000
Stock options issued for services rendered                   59,373                                                         59,373
Issuance of common stock on cashless exercise of
     warrants                                                   (34)                                                            --
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock                 (9)                                                            --
Issuance of common stock on cashless conversion
     of the Series A convertible preferred stock                 (9)                                                            --
Amortization of deferred compensation                                                    1,032,981                       1,032,981
Warrants issued for services rendered                       130,712                                                        130,712
Common stock committed for services rendered                    .79           4,415                                          4,415
Reversal of deferred compensation                        (2,272,561)                     2,272,561                              --
Issuance of common stock for services rendered               10,288                                                         10,309
Common stock committed for services rendered                    .48           9,691                                          9,691
Warrants issued for services rendered                        18,284                                                         18,284
Offering costs on issuance of common stock subject
      to buyback for cash                                   (20,000)                                                       (20,000)
Offering costs on issuance of common stock subject
      to buyback for cash                                   (24,500)                                                       (24,500)
Issuance of common stock for subscription receivable          3,972                                                          3,982
Common stock committed to investors as a penalty
     for delayed registration of common stock                   .45          57,661                                         57,661
Net loss                                                                                                (5,925,680)     (5,925,680)
                                                       ------------    ------------   ------------    ------------    ------------

Balance, April 30, 2003 (Restated)                     $ 13,573,900    $     92,065   $         --    $(13,632,250)   $     57,842

Warrants issued for services rendered                         8,079                                                          8,079
Issuance of common stock for services rendered               21,555                                                         21,600
Warrants issued for services rendered                        35,598                                                         35,598
Stock options issued for services rendered                    5,458                                                          5,458
Issuance of common stock on cashless conversion
     of Series A preferred stock                             (2,128)                                                            --
Dividend on induced conversion of Series A
     preferred stock                                        583,243                                       (583,243)             --
Issuance of committed common stock                           57,533         (57,661)                                            --
Issuance of common stock to investors as a
     penalty for delayed registration of common stock        11,653                                                         11,679
Issuance of committed common stock                            9,671          (9,691)                                            --
Issuance of common stock on exercise of                                                                                         --
     warrants                                                   306                                                            340
Issuance of committed common stock                           17,538         (17,549)                                            --
Issuance of common stock on conversion of
     convertible notes payable - related parties             99,700                                                        100,000
Stock options issued for services rendered                   52,742                                                         52,742
Issuance of common stock for services rendered                2,994                                                          3,000
Issuance of committed common stock                            7,119          (7,164)                                            --
Issuance of common stock for cash                            99,778                                                        100,000


   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                        Price per  Series A Convertible,
                                                                         Equity      Preferred Stock               Common Stock
                                                             Date         Unit     Shares      Amount          Shares         Amount
                                                           --------   ----------   -------   ------------   ------------   ---------
Issuance of common stock for cash                          08/20/03   $     0.52                                 400,000         400
Issuance of common stock for cash                          08/25/03   $     0.69                                 272,464         272
Issuance of common stock for services rendered             08/27/03   $     1.06                                   6,000           6
Stock options issued for services rendered                 08/27/03   $     0.79
Beneficial conversion feature on convertible
     notes payable - related parties                       08/28/03
Issuance of common stock for cash                          08/28/03   $     0.69                                  86,957          87
Issuance of common stock for cash                          08/29/03   $     0.69                                 144,928         145
Issuance of common stock for cash                          08/29/03   $     0.75                                 666,666         667
Offering costs on issuance of common stock
     for cash                                              08/29/03
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      10/15/03   $     1.29                                 148,260         148
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          10/15/03   $     0.73
Issuance of common stock for cash                          10/27/03   $     0.95                                  63,000          63
Stock options issued for services rendered                 11/07/03   $     0.90      0.90            .90            .90         .90
Issuance of common stock for services rendered             11/07/03   $     1.25                                  12,000          12
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      11/15/03   $     1.04      1.04            .04         44,187          44
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          11/15/03   $     0.52      0.52            .52            .52         .52
Offering costs on issuance of common stock subject
     to rescission rights for cash                         11/21/03
Issuance of common stock for services rendered             11/21/03   $     0.75                                   2,000           2
Stock options issued for services rendered                 12/05/03   $     0.60
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      12/15/03   $     0.90                                  61,242          61
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          12/15/03   $     0.41
Issuance of common stock for cash                          12/22/03   $     0.71                                  42,254          42
Issuance of common stock for services rendered             01/06/04   $     0.89                                  27,500          28
Warrants issued for services rendered                      01/06/04   $     0.59
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      01/15/04   $     0.88                                  75,739          76
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          01/15/04   $     0.39
Issuance of common stock on cashless
     exercise of warrants                                  01/15/04                                               54,053          54
Issuance of common stock for services rendered             01/15/04   $     0.88                                  12,000          12
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      01/16/04   $     0.89                                   2,520           3
Beneficial conversion feature on convertible
     notes payable - related parties                       01/16/04
Issuance of warrants in conjunction with
     convertible notes payable - related parties           01/16/04   $     0.18
Issuance of common stock for services rendered             01/23/04   $     1.18                                  55,000          55
Beneficial conversion feature on convertible
     notes payable - related parties                       01/26/04
Beneficial conversion feature on convertible
     notes payable - related parties                       01/28/04
Issuance of warrants in conjunction with
     convertible notes payable - related parties           01/28/04   $     0.15
Issuance of common stock on cashless
     exercise of warrants                                  01/30/04                                               48,000          48
Beneficial conversion feature on convertible
     notes payable - related parties                       01/31/04



                                                                                                         Deficit
                                                                                                        Accumulated
                                                         Additional      Committed                       during the
                                                           Paid-in         Common        Deferred        Development
                                                            Capital         Stock       Compensation        Stage            Total
                                                         ------------    ------------   ------------    ------------    ------------
Issuance of common stock for cash                             207,600                                                        208,000
Issuance of common stock for cash                             187,728                                                        188,000
Issuance of common stock for services rendered                  6,354                                                          6,360
Stock options issued for services rendered                     31,514                                                         31,514
Beneficial conversion feature on convertible                                                                                      --
     notes payable - related parties                              341                                                            341
Issuance of common stock for cash                              59,913                                                         60,000
Issuance of common stock for cash                              99,855                                                        100,000
Issuance of common stock for cash                             499,333                                                        500,000
Offering costs on issuance of common stock
     for cash                                                 (40,000)                                                       (40,000
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         191,107                                                        191,255
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               6,009                                                          6,009
Issuance of common stock for cash                              59,938                                                         60,001
Stock options issued for services rendered                    278,142                                                        278,142
Issuance of common stock for services rendered                 14,988                                                         15,000
Issuance of common stock to investors as a
     penalty for delayed registration of common stock          45,910                                                         45,954
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               7,143                                                          7,143
Offering costs on issuance of common stock subject
     to rescission rights for cash                             (5,250)                                                        (5,250
Issuance of common stock for services rendered                  1,498                                                          1,500
Stock options issued for services rendered                     24,104                                                         24,104
Issuance of common stock to investors as a
     penalty for delayed registration of common stock          55,057                                                         55,118
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               7,937                                                          7,937
Issuance of common stock for cash                              29,958                                                         30,000
Issuance of common stock for services rendered                 24,447                                                         24,475
Warrants issued for services rendered                          17,775                                                         17,775
Issuance of common stock to investors as a
     penalty for delayed registration of common stock          66,574                                                         66,650
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               9,837                                                          9,837
Issuance of common stock on cashless
     exercise of warrants                                         (54)                                                            --
Issuance of common stock for services rendered                 10,548                                                         10,560
Issuance of common stock to investors as a
     penalty for delayed registration of common stock           2,240                                                          2,243
Beneficial conversion feature on convertible
     notes payable - related parties                           58,245                                                         58,245
Issuance of warrants in conjunction with
     convertible notes payable - related parties               91,755                                                         91,755
Issuance of common stock for services rendered                 64,845                                                         64,900
Beneficial conversion feature on convertible
     notes payable - related parties                            4,026                                                          4,026
Beneficial conversion feature on convertible
     notes payable - related parties                           41,196                                                         41,196
Issuance of warrants in conjunction with
     convertible notes payable - related parties              143,804                                                        143,804
Issuance of common stock on cashless
     exercise of warrants                                         (48)                                                            --
Beneficial conversion feature on convertible
     notes payable - related parties                            6,046                                                          6,046


   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                        Price per  Series A Convertible,
                                                                         Equity      Preferred Stock               Common Stock
                                                             Date         Unit     Shares      Amount          Shares         Amount
                                                           --------   ----------   -------   ------------   ------------   ---------
Issuance of warrants in conjunction with
     convertible notes payable - related parties           01/31/04   $     0.12
Beneficial conversion feature on convertible
     notes payable - related parties                       01/31/04
Issuance of common stock on cashless
     exercise of warrants                                  02/04/04                                               25,049         25
Offering costs on issuance of common stock subject
     to rescission rights for cash                         02/06/04
Issuance of common stock for services rendered             02/06/04   $     1.23                                   3,333          3
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      02/15/04   $     1.25                                  99,332         99
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          02/15/04   $     0.69
Issuance of common stock for services rendered             02/25/04   $     1.26                                   2,667          3
Offering costs on issuance of common stock subject
     to rescission rights for cash                         02/25/04
Common stock committed for services rendered               03/10/04   $     1.42
Stock options issued for services rendered                 03/10/04   $     0.55
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      03/15/04   $     1.75                                 120,464        121
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          03/15/04   $     1.13
Issuance of common stock on cashless
     exercise of warrants                                  03/15/04                                                2,958          3
Beneficial conversion feature on convertible
     notes payable - related parties                       03/16/04
Issuance of common stock for cash                          03/19/04   $     0.75                                  40,000         40
Issuance of common stock on cashless
     exercise of warrants                                  03/23/04                                               17,334         17
Issuance of common stock for cash                          03/25/04   $     0.75                                  40,000         40
Issuance of common stock for services rendered and
     to be rendered                                        03/25/04   $       --                                 200,000        200
Issuance of common stock for cash                          03/26/04   $     0.75                                  40,000         40
Issuance of common stock on cashless
     exercise of warrants                                  04/01/04          =                                     7,879          8
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          04/01/04   $     1.03
Warrants issued for services rendered                      04/07/04   $     1.57
Issuance of common stock for services rendered             04/07/04   $     2.95                                  12,000         12
Issuance of common stock on cashless
     exercise of warrants                                  04/12/04                                              302,638        303
Issuance of common stock for services rendered             04/12/04   $     2.78                                 100,000        100
Issuance of common stock on cashless
     exercise of warrants                                  04/14/04                                               12,701         13
Issuance of common stock on cashless
     exercise of warrants                                  04/15/04                                               18,235         18
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      04/15/04   $     2.55                                 141,383        141
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          04/15/04   $     1.88
Issuance of common stock on exercise of warrants           04/16/04   $     1.50                                  35,776         36
Warrants issued for services rendered
     and to be rendered                                    04/16/04   $       --
Issuance of common stock for services rendered
     and to be rendered                                    04/16/04   $       --                                  75,000         75
Beneficial conversion feature on convertible
     notes payable - related parties                       04/19/04
Issuance of common stock for cash                          04/20/04   $     0.99                                  30,303         30
Issuance of common stock on cashless
     exercise of warrants                                  04/23/04                                                6,269          6


                                                                                                          Deficit
                                                                                                         Accumulated
                                                          Additional       Committed                       during the
                                                            Paid-in         Common        Deferred        Development
                                                             Capital         Stock       Compensation        Stage         Total
                                                          ------------    ------------   ------------    ------------   -----------
Issuance of warrants in conjunction with
     convertible notes payable - related parties                43,954                                                      43,954
Beneficial conversion feature on convertible
     notes payable - related parties                             9,558                                                       9,558
Issuance of common stock on cashless
     exercise of warrants                                          (25)                                                         --
Offering costs on issuance of common stock subject
     to rescission rights for cash                              (5,250)                                                     (5,250)
Issuance of common stock for services rendered                   4,097                                                       4,100
Issuance of common stock to investors as a
     penalty for delayed registration of common stock          124,066                                                     124,165
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               19,415                                                      19,415
Issuance of common stock for services rendered                   3,357                                                       3,360
Offering costs on issuance of common stock subject
     to rescission rights for cash                              (7,000)                                                     (7,000)
Common stock committed for services rendered                                     9,940                                       9,940
Stock options issued for services rendered                      15,917                                                      15,917
Issuance of common stock to investors as a
     penalty for delayed registration of common stock          210,691                                                     210,812
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               38,323                                                      38,323
Issuance of common stock on cashless
     exercise of warrants                                           (3)                                                         --
Beneficial conversion feature on convertible
     notes payable - related parties                            15,831                                                      15,831
Issuance of common stock for cash                               29,960                                                      30,000
Issuance of common stock on cashless
     exercise of warrants                                          (17)                                                         --
Issuance of common stock for cash                               29,960                                                      30,000
Issuance of common stock for services rendered and
     to be rendered                                            323,800                       (324,000)                          --
Issuance of common stock for cash                               29,960                                                      30,000
Issuance of common stock on cashless
     exercise of warrants                                           (8)                                                         --
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               10,735                                                      10,735
Warrants issued for services rendered                           78,297                                                      78,297
Issuance of common stock for services rendered                  35,388                                                      35,400
Issuance of common stock on cashless
     exercise of warrants                                         (303)                                                         --
Issuance of common stock for services rendered                 277,900                                                     278,000
Issuance of common stock on cashless
     exercise of warrants                                          (13)                                                         --
Issuance of common stock on cashless
     exercise of warrants                                          (18)                                                         --
Issuance of common stock to investors as a
     penalty for delayed registration of common stock          360,386                                                     360,527
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                               74,639                                                      74,639
Issuance of common stock on exercise of warrants                53,628                                                      53,664
Warrants issued for services rendered
     and to be rendered                                         75,461                        (75,461)                          --
Issuance of common stock for services rendered
     and to be rendered                                        213,675                       (213,750)                          --
Beneficial conversion feature on convertible
     notes payable - related parties                            78,024                                                      78,024
Issuance of common stock for cash                               29,970                                                      30,000
Issuance of common stock on cashless
     exercise of warrants                                           (6)                                                         --


   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                        Price per  Series A Convertible,
                                                                         Equity      Preferred Stock               Common Stock
                                                             Date         Unit     Shares      Amount          Shares         Amount
                                                           --------   ----------   -------   ------------   ------------   ---------
Issuance of common stock on cashless
     exercise of warrants                                  04/28/04                                             2,000              2
Warrants issued for services rendered                      04/29/04   $     1.09
Common stock committed for legal settlement                04/30/04   $     1.28
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          04/30/04   $     1.62
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                          04/30/04   $     1.71
Common stock committed to investors as a penalty
     for delayed registration of common stock              04/30/04   $     1.85      1.85         .85            .85            .85
Warrants accrued but not issued to investors as a
     penalty for delayed registration of the underlying
     common stock                                          04/30/04   $     1.22                                    ~
Amortization of deferred compensation
Net Loss
                                                                                   -------   ------------   ------------   ---------

Balance, April 30, 2004                                                                 --   $      --     30,652,482   $     30,652

Beneficial conversion feature on convertible
     notes payable                                         05/01/04
 Issuance of warrants in conjunction with
      convertible notes payable                            05/01/04   $     0.10
Issuance of common stock to investors as a
     penalty for delayed registration of common stock                                                           6,667              7
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock   05/01/04   $     1.69
Issuance of common stock for services rendered             05/05/04   $     2.19                               95,000             95
Issuance of common stock for services rendered             05/07/04   $     1.97                                3,500              4
Offering costs on issuance of common stock                 05/10/04
Common stock committed for services rendered               05/12/04   $     1.87
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock       05/15/04   $     1.85                               84,486             84
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      05/15/04   $     1.85                               77,823             78
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock   05/15/04   $     1.22
Issuance of common stock for cash                          05/21/04   $     1.51                               29,801             30
Offering costs on issuance of common stock                 05/25/04
Offering costs on issuance of common stock                 05/26/04
Amortization of deferred compensation                      05/31/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      06/01/04   $     1.90                               32,223             32
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock   06/01/04   $     1.27
Issuance of common stock for cash                          06/01/04   $     1.51                               13,245             13
Issuance of common stock for cash                          06/01/04   $     1.51                               19,868             20
Issuance of common stock for cash                          06/04/04   $     1.51                               66,225             66
Issuance of common stock for cash                          06/07/04   $     1.51                               33,113             33
Issuance of common stock for cash                          06/07/04   $     1.51                               19,868             20
Issuance of common stock for cash                          06/07/04   $     1.51                               66,225             66
Offering costs on issuance of common stock                 06/10/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      06/15/04   $     1.26                              187,028            187
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock   06/15/04   $     0.69
Common stock committed for services rendered               06/16/04   $     1.11
Beneficial conversion feature on convertible
     notes payable - related parties                       06/16/04
Beneficial conversion feature on convertible
     notes payable - related parties                       06/17/04



                                                                                                        Deficit
                                                                                                       Accumulated
                                                        Additional      Committed                       during the
                                                          Paid-in         Common        Deferred        Development
                                                           Capital         Stock       Compensation        Stage            Total
                                                        ------------    ------------   ------------    ------------    ------------
Issuance of common stock on cashless
     exercise of warrants                                         (2)                                                            --
Warrants issued for services rendered                         54,675                                                         54,675
Common stock committed for legal settlement                                   13,440                                         13,440
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             11,738                                                         11,738
Issuance of warrants to investors as a
     penalty for delayed registration of the underlying
     common stock                                             17,790                                                         17,790
Common stock committed to investors as a penalty
     for delayed registration of common stock                    .85         156,299                                        156,299
Warrants accrued but not issued to investors as a
     penalty for delayed registration of the underlying
     common stock                                             27,717                                                         27,717
Amortization of deferred compensation                                                       153,903                         153,903
Net Loss                                                                                                 (7,600,103)     (7,600,103)
                                                        ------------    ------------   ------------    ------------    ------------
Balance, April 30, 2004                                 $ 19,181,421    $    179,679   $   (459,308)   $(21,815,596)   $ (2,883,152)

Beneficial conversion feature on convertible
     notes payable                                            25,262                                                         25,262
 Issuance of warrants in conjunction with
      convertible notes payable                              399,739                                                        399,739
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         15,661                                                         15,668
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock     186,733                                                        186,733
Issuance of common stock for services rendered               207,955                                                        208,050
Issuance of common stock for services rendered                 6,891                                                          6,895
Offering costs on issuance of common stock                   (13,000)                                                       (13,000)
Common stock committed for services rendered                                  13,090                                         13,090
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock         156,215        (156,299)                                            --
Issuance of common stock to investors as a
     penalty for delayed registration of common stock        143,894                                                        143,972
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock      27,732                                                         27,732
Issuance of common stock for cash                             44,970                                                         45,000
Offering costs on issuance of common stock                    (5,000)                                                        (5,000)
Offering costs on issuance of common stock                    (2,250)                                                        (2,250)
Amortization of deferred compensation                                                        92,202                          92,202
Issuance of common stock to investors as a
     penalty for delayed registration of common stock         61,192                                                         61,224
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock     140,443                                                        140,443
Issuance of common stock for cash                             19,987                                                         20,000
Issuance of common stock for cash                             29,980                                                         30,000
Issuance of common stock for cash                             99,934                                                        100,000
Issuance of common stock for cash                             49,967                                                         50,000
Issuance of common stock for cash                             29,980                                                         30,000
Issuance of common stock for cash                             99,934                                                        100,000
Offering costs on issuance of common stock                   (11,500)                                                       (11,500)
Issuance of common stock to investors as a
     penalty for delayed registration of common stock        235,468                                                        235,655
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock      36,412                                                         36,412
Common stock committed for services rendered                                   9,990                                          9,990
Beneficial conversion feature on convertible
     notes payable - related parties                           1,305                                                          1,305
Beneficial conversion feature on convertible
     notes payable - related parties                           3,859                                                          3,859


   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                        Price per  Series A Convertible,
                                                                         Equity      Preferred Stock               Common Stock
                                                             Date         Unit     Shares      Amount          Shares         Amount
                                                           --------   ----------   -------   ------------   ------------   ---------
Issuance of common stock for cash                          06/18/04   $     1.01                              99,010             99
Beneficial conversion feature on convertible
     notes payable                                         06/23/04
Issuance of warrants in conjunction with
      convertible notes payable                            06/23/04   $     0.15
Beneficial conversion feature on convertible
     notes payable                                         06/23/04
Issuance of warrants in conjunction with
      convertible notes payable                            06/23/04   $     0.15
Issuance of committed common stock for legal settlement    06/24/04   $     1.28                              10,500             11
Amortization of deferred compensation                      06/30/04
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      07/01/04   $     1.86                              32,223             32
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock   07/01/04   $     1.23
Issuance of common stock to investors as a
     penalty for delayed registration of common stock      07/15/04   $     1.20                             209,217            209
Common stock committed to investors as a
     penalty for delayed registration of common stock      07/15/04   $     1.20
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stock   07/15/04   $     0.64
Common stock committed for services rendered               07/21/04   $     0.94
Warrants issued for services rendered                      07/26/04   $     0.39
Issuance of common stock for services rendered             07/28/04   $     0.97                             182,955            183
Common stock committed to investors as a
     penalty for delayed registration of common stock      07/31/04   $     1.00
Warrants committed to investors as a penalty
     for delayed registration of common stock              07/31/04   $     0.47
Amortization of deferred compensation                      07/31/04
Common stock committed for services rendered               08/05/04   $     1.14
Common stock committed for services rendered               08/11/04   $     1.02
Common stock committed to investors as a
     penalty for delayed registration of common stock      08/15/04   $     1.00
Warrants committed to investors as a penalty
     for delayed registration of common stock              08/15/04   $     0.47
Common stock committed for services rendered
Common stock committed to investors as a
     penalty for delayed registration of common stock      08/31/04   $     0.85
Warrants committed to investors as a penalty
     for delayed registration of common stock              08/31/04   $     0.37
Amortization of deferred compensation                      08/31/04
Beneficial conversion feature on convertible
     notes payable                                         09/01/04
Committment to Issue common stock for subscription
     receivable                                            09/07/04   $     0.46
Common stock committed to investors as a
     penalty for delayed registration of common stock      09/15/04   $     0.82
Warrants committed to investors as a penalty
     for delayed registration of common stock              09/15/04   $     0.34
Issuance of common stock upon conversion of
     Convertible Note payable                              09/20/04                                          192,308            192
Common stock committed for services rendered               09/21/04   $     0.78
Common stock committed to investors as a
     penalty for delayed registration of common stock      09/30/04   $     0.82
Warrants committed to investors as a penalty
     for delayed registration of common stock              09/30/04   $     0.44
Expensing of deferred compensation                         09/30/04
Common stock committed to investors as a
     penalty for delayed registration of common stock      10/15/04   $     0.88
Warrants committed to investors as a penalty
     for delayed registration of common stock              10/15/04   $     0.51
Common stock committed for cash                            10/18/04



                                                                                                       Deficit
                                                                                                      Accumulated
                                                        Additional      Committed                       during the
                                                         Paid-in         Common        Deferred        Development
                                                          Capital         Stock       Compensation        Stage            Total
                                                       ------------    ------------   ------------    ------------    ------------
Issuance of common stock for cash                            99,901                                                        100,000
Beneficial conversion feature on convertible
     notes payable                                           30,044                                                         30,044
Issuance of warrants in conjunction with
      convertible notes payable                             209,957                                                        209,957
Beneficial conversion feature on convertible
     notes payable                                            7,511                                                          7,511
Issuance of warrants in conjunction with
      convertible notes payable                              52,489                                                         52,489
Issuance of committed common stock for legal settlement      13,429         (13,440)                                            --
Amortization of deferred compensation                                                      114,150                         114,150
Issuance of common stock to investors as a
     penalty for delayed registration of common stock        59,903                                                         59,935
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stoc     136,473                                                        136,473
Issuance of common stock to investors as a
     penalty for delayed registration of common stock       250,851                                                        251,060
Common stock committed to investors as a
     penalty for delayed registration of common stock                           546                                            546
Issuance of warrants to investors as a penalty for
     delayed registration of the underlying common stoc      37,715                                                         37,715
Common stock committed for services rendered                                  8,460                                          8,460
Warrants issued for services rendered                        38,573                                                         38,573
Issuance of common stock for services rendered              177,283                                                        177,466
Common stock committed to investors as a
     penalty for delayed registration of common stock                       116,004                                        116,004
Warrants committed to investors as a penalty
     for delayed registration of common stock                15,500                                                         15,500
Amortization of deferred compensation                                                       72,199                          72,199
Common stock committed for services rendered                                 10,260                                         10,260
Common stock committed for services rendered                                 12,240                                         12,240
Common stock committed to investors as a
     penalty for delayed registration of common stock                       116,004                                        116,004
Warrants committed to investors as a penalty
     for delayed registration of common stock                15,500                                                         15,500
Common stock committed for services rendered
Common stock committed to investors as a
     penalty for delayed registration of common stock                        27,390                                         27,390
Warrants committed to investors as a penalty
     for delayed registration of common stock                41,405                                                         41,405
Amortization of deferred compensation                                                       20,084                          20,084
Beneficial conversion feature on convertible
     notes payable                                           55,769                                                         55,769
Committment to Issue common stock for subscription
     receivable                                                              33,000                                         33,000
Common stock committed to investors as a
     penalty for delayed registration of common stock                       208,566                                        208,566
Warrants committed to investors as a penalty
     for delayed registration of common stock                24,260                                                         24,260
Issuance of common stock upon conversion of
     Convertible Note payable                                99,808                                                        100,000
Common stock committed for services rendered                                 11,700                                         11,700
Common stock committed to investors as a
     penalty for delayed registration of common stock                        26,423                                         26,423
Warrants committed to investors as a penalty
     for delayed registration of common stock                49,026                                                         49,026
Expensing of deferred compensation                                                          20,084                          20,084
Common stock committed to investors as a
     penalty for delayed registration of common stock                       207,383                                        207,383
Warrants committed to investors as a penalty
     for delayed registration of common stock                39,793                                                         39,793
Common stock committed for cash                                             241,956                                        241,956

   The accompanying notes are an integral part of these financial statements

                                                                                        HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                    FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2004
====================================================================================================================================

                                                                        Price per  Series A Convertible,
                                                                         Equity      Preferred Stock               Common Stock
                                                             Date         Unit     Shares      Amount          Shares         Amount
                                                           --------   ----------   -------   ------------   ------------   ---------
Common stock committed for cash                            10/19/04
Common stock committed for cash                            10/21/04
Common stock committed for cash                            10/22/04
Common stock committed to investors as a
     penalty for delayed registration of common stock      10/31/04   $     0.99
Warrants committed to investors as a penalty
     for delayed registration of common stock              10/31/04   $     0.66
Common stock committed to investors as a
     penalty for delayed registration of common stock      10/31/04   $     0.99
Warrants committed to investors as a penalty
     for delayed registration of common stock                         $     0.49
Amortization of deferred compensation                      10/31/04
Net loss                                                                                --         --             --             --
                                                                                  -------   ------------   ------------   ---------

Balance at October 31, 2004                                                             --         --     32,113,767   $     32,113
                                                                                  -------   ------------   ------------   ---------


                                                                                                         Deficit
                                                                                                        Accumulated
                                                       Additional      Committed                       during the
                                                         Paid-in         Common        Deferred        Development
                                                          Capital         Stock       Compensation        Stage            Total
                                                       ------------    ------------   ------------    ------------    ------------
Common stock committed for cash                                             370,500                                        370,500
Common stock committed for cash                                              25,300                                         25,300
Common stock committed for cash                                              33,000                                         33,000
Common stock committed to investors as a
     penalty for delayed registration of common stock                        31,901                                         31,901
Warrants committed to investors as a penalty
     for delayed registration of common stock                69,745                                                         69,745
Common stock committed to investors as a
     penalty for delayed registration of common stock                        58,113                                         58,113
Warrants committed to investors as a penalty
     for delayed registration of common stock                20,645                                                         20,645
Amortization of deferred compensation                                                       20,084                          20,084
Net loss                                                         --              --             --      (6,563,404)     (6,563,404)
                                                       ------------    ------------   ------------    ------------    ------------
Balance at October 31, 2004                            $ 22,718,764    $  1,571,766   $   (120,505)   $(28,379,000)   $ (4,176,862)
                                                       ------------    ------------   ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements


                                                                                 HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                (DEVELOPMENT STAGE COMPANIES)
                                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND
                                                          FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2004
=============================================================================================================================

                                                                                                                   For the
                                                                                                                 Period from
                                                                                                                  August 21,
                                                                                For the Six Months Ended            1995
                                                                            ------------------------------      (Inception) to
                                                                             October 31,       October 31,        October 31,
                                                                                 2004             2003                2004
                                                                                                Restated
                                                                              (unaudited)      (unaudited)        (unaudited)
                                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $ (6,563,404)     $ (2,904,809)     $(26,949,966)
      Adjustments to reconcile net loss to net cash
       used in operating activities
           Depreciation                                                           102,617            64,492           346,155
           Issuance of common stock for services rendered                         387,075            30,960         5,145,684
           Common stock committed for services rendered                            65,740                --            65,740
           Common stock issued for legal settlement                                    --                --            13,440
           Issuance of common stock as compensation expense
             for services rendered from minority shareholders                          --                --            18,923
           Warrants issued or committed for services rendered                      38,573            43,677           976,035
           Financing expense in connection with the
             issuance of warrants                                                      --                --           223,710
           Stock options issued for services rendered                                  --            89,714         2,066,540
           Additional compensation to officer in the form of
             convertible note payable - related party                                  --                --            42,171
           Amortization of deferred compensation                                  338,804                --         1,525,688
           Amortization of debt discount on convertible
             notes payable                                                        785,934               341         1,278,714
           Issuance of convertible notes payable as a penalty for the
            delayed registration of the underlying common stock                     6,000                --            13,000
           Issuance of common stock as a penalty for the delayed
             registration of shares of common stock                               767,514           202,934         2,049,877
           Issuance or commitment to issue warrants as a penalty for the
             delayed registration of the underlying common stock                  841,383             6,009         1,072,665
           Common stock committed as a penalty for the delayed
             registration of shares of common stock                               792,330                --           792,330
           (Increase) decrease in
                Accounts receivable                                               (30,412)               --           (60,824)
                Inventory                                                        (178,235)               --          (178,235)
                Other current assets                                               63,664           225,404          (151,153)
                Other assets                                                           --           295,948                --
           Increase (decrease) in
                Accounts payable                                                  411,648           280,316         1,818,070
                Accrued expenses                                                   35,949            64,361           124,240
                Accrued payroll and payroll taxes                                   6,917            54,820           855,989
                Accrued interest                                                   56,336            10,712           135,558
                Other current liabilities                                          51,873                --            51,873
                                                                             ------------      ------------      ------------

Net cash used in operating activities                                        $ (2,019,694)     $ (1,535,121)     $ (8,723,767)
                                                                             ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     $   (237,737)     $   (121,564)     $ (1,087,266)
                                                                             ------------      ------------      ------------

Net cash used in investing activities                                            (237,737)         (121,564)       (1,087,266)
                                                                             ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock in
       private placement                                                     $         --      $         --      $  3,547,406
      Offering costs on issuance of common stock in
            private placement                                                          --                --          (196,793)
      Proceeds from issuance of common stock                                      475,000         1,216,001         2,468,268
      Offering costs on issuance of common stock                                  (31,750)          (40,000)         (139,768)
      Proceeds from commitment to issue common stock                              670,756                --           670,756
      Proceeds from the issuance of preferred stock                                    --                --           979,301
      Offering costs on issuance of preferred stock                                    --                --          (178,902)
      Proceeds from issuance of common stock subject
        to rescission rights                                                           --                --           475,000
      Proceeds from issuance of common stock subject
        to buy-back                                                                    --           200,000           694,000
      Recapitalization of reverse merger                                               --                --                14
      Proceeds from exercise of stock options in subsidiary                            --                --             7,164
      Proceeds from issuance of common stock upon exercise
        of warrants                                                                    --               340            54,004
      Proceeds from notes payable                                                  59,000                --            59,000
      Payment on notes payable                                                     (5,132)               --            (5,639)
      Proceeds from issuance of notes payable - related parties                   476,000                --           947,853
      Payments on notes payable - related parties                                 (42,934)               --          (589,265)
      Proceeds from convertible notes payable                                     100,000                --           100,000
      Proceeds from convertible notes payable - related parties                        --                --            55,400
      Payments on convertible notes payable - related parties                          --           (10,400)          (35,400)
      Proceeds from convertible notes payable
        subject to rescission rights                                              300,000                --           685,000
      Proceeds from collection of subscription receivable                         425,000           443,482           425,000
                                                                             ------------      ------------      ------------

Net cash provided by financing activities                                       2,425,940         1,809,423        10,022,399
                                                                             ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                              168,511           152,738           211,368

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     42,857           107,008                --
                                                                             ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    211,366      $    259,746      $    211,366
                                                                             ============      ============      ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                         $        352      $         --      $      3,240
                                                                             ============      ============      ============

       Income taxes paid                                                     $      1,924      $      2,400      $     16,107
                                                                             ============      ============      ============

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to legal counsel for the Company of $25,648, $392,629, $773,083, respectively.

During the six months ended October 31, 2004 the Company issued 94,986 shares of common stock which were previously committed to be issued.

During the six months ended October 31, 2004 the Company issued 192,308 shares of common stock for the outstanding principal on a convertible note payable balance of $100,000. The Company expensed a beneficial conversion feature upon conversion in the amount of $55,769.

During the six months ended October 31, 2004, the Company committed to issue 71,739 shares of common stock for proceeds of $33,000 that was deposited with a law firm for prepaid legal services.

During the six months ended October 31, 2004, the Company applied a $39,959 deposit to its former legal counsel to outstanding accounts payable.

During the six months ended October 31, 2004, the Company entered into a three-year capital lease for office equipment valued at $6,633. Total payments during the lease term are $8,538.

During the six months ended October 31, 2004, the Company committed to issue 1,046,687 shares of common stock on the cashless exercise of warrants to purchase 1,384,444 shares of common stock. The committed shares were issued in November 2004.

During the six months ended October 31, 2004, the Company issued unsecured notes payable to various employees in exchange for deferred salaries of $6,288.

During the six months ended October 31, 2003, the Company issued 300,000 shares of common stock for the outstanding principal on a convertible note payable-related party balance of $100,000.

The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

GENERAL

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the research and development of proprietary, neutron-based, "stoichiometric" sensor devices, and the commercialization of devices incorporating its technologies. To date, the Company has devoted the bulk of its efforts and resources to the research, design, testing and development of its proprietary, "stoichiometric" sensor devices and underlying technologies, and has yet to generate sales revenues from the sale of any products using this technology. HiEnergy's primary focus is currently on the commercialization of the Company's initial prototype devices, primarily the vehicle-borne "CarBomb Finder", and the more compact and mobile suitcase-borne "SIEGMA" system, which the Company intends to market to governmental and private entities and to distribute or license through industry partners. The Company's stoichiometric technology has also been incorporated into additional prototype applications which, if the Company is able to raise the funds necessary to commercialize them, will be the next products it attempts to launch: (i) an anti-tank landmine detector; (ii) an unexploded ordnance detector, which is also useful to detect Improvised Explosive Devices (IEDs), both of which are typically above the ground; and (iii) a device the Company calls a "Refractorymeter" which can detect fissures or erosions in the ceramic lining of oil cracking tanks. The Company entered recently into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates the Company's SuperSenzor technology into a baggage screening system. Additionally, the Company continues to be focused on the research and development of additional applications of the Company's technologies and their further exploitation, both internally and through collaboration with third parties.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Ltd. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware on July 28, 2003 and March 11, 2004, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). HiEnergy holds an approximate 92% interest in Microdevices, which was the vehicle through which the Company's "stoichiometric" technology was initially developed by its Chairman and CEO, Dr. Bogdan Maglich. In November 2003, HiEnergy's Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, the Company will issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices will then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but the Company anticipates its completion by the end of 2004.

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

As a result of this revision and the change in how the Company determines the fair value of Microdevices common stock, the Company's financial results for the fiscal years ended April 30, 2002 and 2003, as well as the quarter ended October 31, 2003, have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. The Company has also made additional corrections to previously unrecognized accounting discrepancies discovered during the restatement process, including adjustments for estimated payroll tax liability as discussed in item 7 below.

Below is the reclassification effect to the Balance Sheet as of October 31, 2003 and the Statements of Operations for the three and six months ended October 31, 2003:

BALANCE SHEET AS OF OCTOBER 31, 2003

                                         As Originally        Restatement                 As
                                            Reported           Adjustment              Restated
                                      --------------------- -----------------      ------------------
                      Current assets           $   496,575             $   -             $   496,575
                                      --------------------- -----------------      ------------------

                        Total assets             1,058,071                 -               1,058,071
                                      ===================== =================      ==================


   Accrued payroll and payroll taxes                68,757           378,492    7            447,249

    Common stock subject to buy-back                     -           694,000    6            694,000

           Total current liabilities             1,163,647           378,492    7
                                                                     694,000    6          2,236,139
                                      --------------------- -----------------      ------------------

                   Minority interest                18,923                 -                  18,923
                                      --------------------- -----------------      ------------------

 SHAREHOLDERS' DEFICIT
                        Common stock                30,868           (2,000)    6             28,868
                                      --------------------- -----------------      ------------------

          Additional paid-in capital            12,194,682         3,792,564    1
                                                                     667,037    2
                                                                   (255,460)    3
                                                                      24,924    4
                                                                      57,661    5
                                                                   (492,600)    6
                                                                    (42,908)    8
                                                                    (32,705)    9
                                                                     202,934    5
                                                                    (28,153)   11
                                                                   (199,400)    6
                                                                     (9,843)   12
                                                                         341   13
                                                                       6,009   14         15,885,083
                                      --------------------- -----------------      ------------------

              Committed common stock                     -             9,360   10              9,360
                                      --------------------- -----------------      ------------------

      Deficit accumulated during the
                   development stage          (12,350,049)       (3,792,564)    1
                                                                   (667,037)    2
                                                                    255,460     3
                                                                   (363,904)    7
                                                                    (24,924)    4
                                                                    (57,661)    5
                                                                      42,908    8
                                                                      32,705    9
                                                                     (9,360)   10
                                                                    (14,588)    7
                                                                   (202,934)    5
                                                                     28,153    11
                                                                       9,843   12
                                                                      (341)    13
                                                                     (6,009)   14        (17,120,302)
                                      --------------------- -----------------      ------------------

         Total stockholders' deficit             (124,499)         (694,000)    6
                                                                   (378,492)    7        (1,196,991)
                                      --------------------- -----------------      ------------------

Total liabilities & shareholders'
equity                                           1,058,071                 -               1,058,071
                                      ===================== =================      ==================

STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2003

                                        As Originally         Restatement                 As
                                           Reported            Adjustment              Restated
                                    ----------------------- -----------------      ------------------
          General & Administration               1,378,873             6,360   10
                                                                       7,294    7
                                                                     (9,843)   12          1,382,684
                                    ----------------------- -----------------      ------------------


          Total operating expenses               1,617,628             6,360   10
                                                                       7,294    7
                                                                     (9,843)   12          1,621,439
                                    ----------------------- -----------------      ------------------


              Loss from operations             (1,617,628)           (6,360)   10
                                                                     (7,294)    7
                                                                       9,843   12        (1,621,439)
                                    ----------------------- -----------------      ------------------

                  Interest expense                 (7,701)             (341)   13            (8,042)

               Penalties on equity                       -         (191,255)    5
                                                                     (6,009)   14          (197,264)
                                    ----------------------- ----------------- ---- ------------------

               Total other expense                 (7,182)             (341)   13
                                                                   (191,255)    5
                                                                     (6,009)   14          (204,787)
                                    ----------------------- ----------------- ---- ------------------

  Loss before provision for income
                             taxes             (1,624,810)           (6,360)   10
                                                                     (7,294)    7
                                                                       9,843   12
                                                                       (341)   13
                                                                   (191,255)    5
                                                                     (6,009)   14        (1,826,226)
                                    ----------------------- -----------------      ------------------

                          Net loss             (1,624,810)           (6,360)   10
                                                                     (7,294)    7
                                                                       9,843   12
                                                                       (341)   13
                                                                   (191,255)    5
                                                                     (6,009)   14        (1,826,226)
                                    ----------------------- -----------------      ------------------

             Net loss available to
                      shareholders             (1,624,810)           (6,360)   10
                                                                     (7,294)    7
                                                                       9,843   12
                                                                       (341)   13
                                                                   (191,255)    5
                                                                     (6,009)   14        (1,826,226)
                                    ======================= =================      ==================

STATEMENT OF OPERATIONS FOR SIX MONTHS ENDED OCTOBER 31, 2003

                                           As Originally         Restatement                 As
                                              Reported            Adjustment              Restated
                                    ----------------------- -----------------      ------------------
          General & Administration               2,407,113          (42,908)    8
                                                                    (32,705)    9
                                                                       9,360   10
                                                                      14,588    7
                                                                     (9,843)   12          2,345,605
                                    ----------------------- -----------------      ------------------

          Total operating expenses               2,744,190          (42,908)    8
                                                                    (32,705)    9
                                                                       9,360   10
                                                                      14,588    7
                                                                     (9,843)   12          2,682,682
                                    ----------------------- -----------------      ------------------

              Loss from operations             (2,744,190)            42,908    8
                                                                      32,705    9
                                                                     (9,360)   10
                                                                    (14,588)    7
                                                                       9,843   12         (2,682,82)
                                    ----------------------- -----------------      ------------------
                  Interest expense                (12,926)             (341)   13           (13,267)

               Penalties on equity                       -         (202,934)    5
                                                                     (6,009)   14          (208,943)
                                    ----------------------- ----------------- ---- ------------------

               Total other expense                (12,043)             (341)   13
                                                                   (202,934)    5
                                                                     (6,009)   14          (221,327)
                                    ----------------------- ----------------- ---- ------------------

  Loss before provision for income
                             taxes             (2,756,233)            42,908    8
                                                                      32,705    9
                                                                     (9,360)   10
                                                                    (14,588)    7
                                                                       9,843   12
                                                                       (341)   13
                                                                   (202,934)    5
                                                                     (6,009)   14        (2,904,009)
                                    ----------------------- -----------------      ------------------

                          Net loss             (2,757,033)            42,908    8
                                                                      32,705    9
                                                                     (9,360)   10
                                                                    (14,588)    7
                                                                       9,843   12
                                                                       (341)   13
                                                                   (202,934)    5
                                                                     (6,009)   14        (2,904,809)
                                    ----------------------- -----------------      ------------------

          Preferred stock dividend               (611,396)            28,153   11          (583,243)
             Net loss available to
                      shareholders             (3,368,429)            42,908    8
                                                                      32,705    9
                                                                     (9,360)   10
                                                                    (14,588)    7
                                                                       9,843   12
                                                                       (341)   13
                                                                   (202,934)    5
                                                                     (6,009)   14
                                                                      28,153   11        (3,488,052)
                                    ======================= =================      ==================

1) For the period from August 21, 1995 (inception) to April 30, 2002, the Company issued common stock, options and warrants to its founder, directors and other service providers as compensation for services rendered in lieu of cash. The Company determined the fair value of the stock issued for this purpose as the value of the service provided by the service provider. The Company later determined that a more appropriate fair value for the common stock was the weighted average per share value of cash received upon the sale of common stock during the same period. Accordingly, the Company increased compensation expense during the period by $3,792,564 as well as additional paid-in capital and accumulated deficit.

2) For the period from August 21, 1995 (inception) to April 30, 2002, the Company issued stock options and initially valued the options using the "services provided" method described above in item 1 as the fair value of the Company's common stock. The Company later determined, using the "stock sold for cash" method to determine the fair value of the underlying stock, that the options were of greater value adding additional compensation expense of $667,037 for the period from August 21, 1995 (inception) to April 30, 2002. In fiscal 1999, the Company granted an option to purchase 2,482,011 shares of common stock to its founder with an exercise price of $0.13 per share. Using the "stock sold for cash" method to determine that the fair value of the underlying stock was $0.40 per share, the stock option was in-the-money by $0.27. The Company determined that the compensation expense associated with this stock option grant was $659,684. For the year ended April 30, 2002, both additional paid-in capital and accumulated deficit increased by $667,037.

3) For the period ended April 30, 2002, the Company reversed $255,460 of expense for the issuance of common stock for cash that was originally recorded as stock for services. Accordingly additional accumulated deficit was reduced by the same amount

4) For the year ended April 30, 2002, the Company issued warrants and initially valued the warrants using the "services provided" method described above in item 1 as the fair value of the Company's common stock. The Company later determined, using the "stock sold for cash" method to determine fair value of the underlying stock, that the fair value of the warrants added additional compensation expense of $24,924 for the year ended April 30, 2002. Additional paid-in capital and accumulated deficit were increased by the same amount.

5) For the year ended April 30, 2003, the Company recorded an expense of $57,661 for the issuance of common stock as a penalty for delayed registration. The issuance was originally recorded as an issuance cost. Accumulated deficit and additional paid-in capital were increased accordingly. For the three and six months ended October 31, 2003, the Company recorded an expense of $191,255 and $202,934, respectively, for the issuance of common stock as a penalty for delayed registration. The issuance was also originally recorded as an issuance cost. Accumulated deficit and additional paid-in capital were increased accordingly.

6) For the year ended April 30, 2003, the Company reclassified $494,000 from stockholders' deficit to current liabilities. For the six months ended October 31, 2003, the Company reclassified $200,000 from stockholder's deficit to current liabilities. In April and June 2003, the Company engaged in a public offering of its shares to purchasers who bought 1,400,000 and 900,000 shares of common stock in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for the shares. These sales were made through private negotiation of the prices to be paid by each investor, and the prices were not consistent during the offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit companies of our size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased the Company's common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require the Company to buy back their shares at the price they paid for them. This right continues until two years from the date of the last sale made in violation of the fixed price rules. The Company received waivers on 300,000 of the shares sold in the public offering.

7) For the three and six months ended October 31, 2003, the Company recorded an estimated payroll tax liability of $7,294 and $14,588, respectively, for interest on an unpaid estimated payroll tax liability of $363,904 for the period from August 21, 1995 (inception) through April 30, 2003. Accordingly, current liabilities and accumulated deficit increased by the combined amount of $378,492 as of October 31, 2003. The Company has accrued the liability for its failure to timely file payroll tax returns, W-2s and 1009s.

8) For the six months ended October 31, 2003, the Company reversed $42,908 of expense for stock options that were overvalued when issued. Accordingly, additional paid-in capital and accumulated deficit were decreased by the same amount.

9) For the six months ended October 31, 2003, the Company reversed $32,705 of expense for warrants that were overvalued when issued. Accordingly, additional paid-in capital and accumulated deficit were decreased by the same amount.

10) For the three and six months ended October 31, 2003, the Company expensed $6,360 and $9,360, respectively, for common stock issued to Members of the Board of Directors. Accordingly, additional paid-in capital and accumulated deficit were increased by the same amounts.

11) For the six months ended October 31, 2003, the Company reversed $28,153 of preferred stock dividends to remove the penalty portion of the dividend. Accordingly, additional paid-in capital and accumulated deficit were decreased by the same amount.

12) For the three months ended October 31, 2003, the Company reversed $9,843 of option expense for options issued to the certain service providers following the discovery that the options had been overvalued based on incorrect assumptions used with the Black-Scholes valuation model.

13) For the three months ended October 31, 2003, the Company expensed $341 of interest expense due to the beneficial conversion feature of a convertible notes payable issued to the Company's then legal counsel in settlement of amounts owed.

14) For the three months ended October 31, 2003, the Company recorded an expense of $6,009 for the issuance of warrants as a penalty for delayed registration of an effective registration statement. Accumulated deficit and additional paid-in capital were increased accordingly.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, during the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company incurred net losses available to common shareholders of $6,563,404, $3,488,052, and $28,379,000, respectively, and it had negative cash flows from operations of $2,019,694, $1,535,121, and $8,723,767, respectively. In addition, the Company had an accumulated deficit of $28,379,000 and was in the development stage as of October 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of October 31, 2004 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.

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

                           Prototype Equipment                5 years

                           Laboratory Equipment               5 years

                           Furniture and Fixtures             5 years

                           Website Development                5 years

                           Leasehold Improvements             20 months


                            VALUATION OF INVENTORIES

In the recent quarter the Company acquired components in anticipation of future assembly and sale. The components have been recorded at cost. The Company plans to adopt a first-in, first-out historic cost basis for inventory valuation. Total inventory as of October 31, 2004 was $178,235.

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

           PENALTIES ASSOCIATED WITH LATE REGISTRATION OF COMMON STOCK

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include a provision that requires the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of the convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock were not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 12, 16, 17 and 18 and the commitment to issue such penalty securities is described in Note 15.

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

No stock options were granted during the six month period ended October 31, 2004.

The following table compares net loss attributable to common stockholders and loss per share for the six months ended October 31, 2004 and 2003, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123:

                                                                Six Months Ended       Six Months Ended
                                                                October 31, 2004       October 31, 2003
                                                             ----------------------- ---------------------
     Net loss attributable to common stockholders                       (6,563,404)           (3,488,052)
     Total stock-based employee compensation expense
              determined under fair value based methods
              for all awards, net of related tax effects                (312,229)                     -
                                                             ----------------------- ---------------------
     Pro forma net loss attributable to common stockholders             (6,875,633)           (3,488,052)

     Basic loss per share:
              As reported                                                    (0.20)                (0.13)
              Pro forma                                                      (0.21)                (0.13)

     Diluted loss per share:
              As reported                                                    (0.20)                (0.11)
              Pro forma                                                      (0.21)                (0.11)

Stock options and warrants issued to non-employees are accounted for in accordance with SFAS No. 123, EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and related interpretations.

                 WARRANTS ISSUED AS FINANCING AND OFFERING COSTS

The Company accounts for warrants issued to investors who purchased common stock and to finders who arranged with third parties to invest in the Company's common stock as offering costs. Such warrants are therefore accounted for as a cost of capital.

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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the six months ended October 31, 2004:


                                                              Six Months Ended
                                                              October 31, 2004
                                                          ----------------------
     Stock Options                                                    6,768,675
     Warrants                                                        11,209,536
     Convertible notes payable and acrued
           interest - related parties                                   745,997
     Convertible notes payable and accrued
           interest - subject to rescission rights                    1,236,746
     Common stock subject to buy-back                                 2,000,000
     Common stock subject to rescission rights                        2,066,320
     Microdevices minority shareholders                                 459,222
     Microdevices options and warrants                                  324,020
                                                          ----------------------
                                                                     24,810,516
                                                          ----------------------


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

NOTE 5 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this quarterly report for the period ended October 31, 2004 on Form 10-QSB (the "Report"), and the Company's Annual Report filed on Form 10-KSB for the year ended April 30, 2004, including the information under the heading entitled "Risk Factors", as well as review the disclosures contained in the Forward-Looking Statements in this Report.

The Company is a development stage company, and an investment, or maintaining an ownership position, in its common stock is inherently risky. The Company operates in a dynamic and highly competitive industry and, accordingly, can be affected by a variety of factors. The most critical risks and uncertainties relate to its ability to obtain financing to continue operations and fund anticipated losses, as well as the timing and success of product introductions. Some of these risks pertain to its business in general, and others are risks which may only affect its common stock.

If any of the following events described below were to occur, the Company's business, prospects, financial condition, results of operations and/or cash flow could be materially adversely affected:

      o an inability to raise capital from the sale of equity or debt to private investors or from government grants or development contracts, in order to fund the Company's operations at current levels;

      o an inability to obtain, as and when needed, additional financing on commercially reasonable terms;

      o an inability to shift resources toward the implementation of the Company's plan to commercialize, manufacture and market the Company's initial prototype devices;

      o an inability to transition the Company's prototypes into a commercial products meeting certain specifications which satisfy the demands of prospective customers;

      o an inability to manufacture, or contract for the manufacture of, the Company's products in a scalable and cost-effective manner, producing sufficient quantities on a timely basis under strict quality guidelines and in compliance with regulatory requirements;

      o an inability to defend against and resolve pending or future litigation including the current investigative matters currently being investigated by the U.S. Securities and Exchange Commission ("SEC"), any civil lawsuits arising out of those matters, and certain disputes involving former consultants and employees;

      o an inability to remedy satisfactorily potential securities sales violations, including potential rescission and buy-back penalties;

      o     an inability to reconcile any potential payroll tax liabilities;

      o an inability to properly record and protect the Company's intellectual property rights, and the inability to bring or defend against claims of intellectual property infringement;

      o an inability to recruit and maintain quality management, improve internal controls of operations and attain optimal distribution of executive powers within the Company;

      o an inability to obtain approvals from the U.S. Nuclear Regulatory Commission, U.S. Department of Commerce, U.S. Department of the State, and any other state or federal regulatory agency if and as applicable;

      o changes in the regulatory and legislative environment affecting governmental laws and licensing requirements, including without limitation export restrictions and controls, which may affect the ability of the Company to sell and support its products;

      o risks associated with the budget processes of governmental agencies and departments affecting the availability of future government funding for future product development and procurement;

      o risks associated with international sales including, but not limited to, changes in domestic and foreign regulatory requirements, political instability in targeted foreign markets, differences in technology standards, possible foreign currency controls, longer payment cycles and inadequate collection systems, fluctuations in currency exchange rates, inconsistent intellectual property protections among foreign jurisdictions, export restrictions, tariffs, embargoes or other sales barriers, prejudicial employment laws and business practices, difficulties in obtaining and managing distributors, and potentially negative tax consequences;

      o changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in the average selling prices of the CarBomb Finder and SIEGMA, caused by promotional offerings, contracted discounts, customer volume orders, and competitive pricing pressures;

      o an inability to adapt to rapid technological change or shifts in market needs;

      o current or future dependence upon a limited number of suppliers for certain component parts;

      o an inability to anticipate and resolve problems with, or customer service issues related to, unqualified variables in product performance, dependability and usage, as well as maintenance requirements that could affect market acceptance and perceptions about the Company's products and after market service capabilities;

      o product liability and related claims if products were to malfunction or fail to detect substances such as explosives accurately, or at all;

      o a limited number of customers and an inability to identify and address additional markets or applications for the Company's technologies;

      o sales cycle duration, which if protracted could result in not being able to obtain sales orders;

      o risks associated with special contracting requirements by governmental agencies and the Company's ability to meet agency certifications, such as those required by the TSA, regarding its current or future products;

      o the public's perception of the threats facing the population and unrelated political circumstances, which may lead to significant fluctuations in demand for the Company's products and services; and

      o the economic and social impact of natural disasters and acts of terrorism generally, as well as the impact of such circumstances on the ability of the Company to maintain its business and operations in the event it or its customers suffer irreparable harm or injury.


NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                           October 31, 2004      April 30, 2004
                                         ---------------------------------------

           Prepaid consulting                 $    33,000          $    52,021
           Prepaid insurance                       70,779                9,634
           Inventory deposit                       33,852                    -
           Equipment deposit                            -              150,000
           Other                                   16,562               13,162
                                         ---------------------------------------

          TOTAL                              $    154,193          $   224,817
                                         =======================================


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                     October 31, 2004          April 30, 2004
                                    ------------------   --------------------

 Prototype equipment                     $    427,978            $   228,399
 Laboratory equipment                         545,092                501,445
 Furniture and fixtures                        61,660                 58,610
 Leasehold improvements                        51,150                 51,150
 Web site development                          14,400                 14,400
                                    ------------------   --------------------
                                            1,100,280                854,004

 Less accumulated depreciation                346,149                243,536
                                    ------------------   --------------------

                  TOTAL                  $    754,131            $   610,468
                                    ==================   ====================


Depreciation and amortization expense for the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, was $102,617, $64,492 and $346,155, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

Microdevices has not filed, or needs to amend, certain of its IRS Forms 1099 and W-2, and certain payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered by officers, employees, directors, legal advisors and consultants. As of October 31, 2004, the Company has accrued $408,536 for payroll taxes, penalties and interest. The Company intends to file, or amend as necessary, its IRS Forms 1099 and W-2, and certain payroll tax returns, and pay therewith any amounts due as soon as possible.

Excluding the payroll tax liability mentioned above, the Company has salaries and wages payable of $50,296 as of October 31, 2004.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                                          October 31, 2004     April 30, 2004
                                                                        ------------------- --------------------
Note payable to an equipment supplier, secured by equipment,                 $     2,906          $     3,970
 bearing interest at 18% per annum due in January 2007, and payable in monthly installments of $169. The note was repaid in December 2004.

Note payable to an equipment supplier, secured by equipment, bearing interest at 10% per annum due in October 2007, and payable
 in monthly installments of $237.                                                  8,300                    -

Note payable to employee for salary deferral, unsecured, non-interest
 bearing, due in May 2004.  The note was repaid in May 2004.                           -                2,500

Notes payable to employees for salary deferral, unsecured,
 bearing interest at 5% per annum, due at varying dates from July 2004
 to October 2004.                                                                 12,798                7,840

Note payable, unsecured, bearing interest at 5% per annum, due on demand. The note was converted into shares of common stock in
 December 2004.                                                                   59,000                    0
                                                                        -------------------- -----------------
                                                                                  83,004               14,310

Less current portion                                                              76,770               12,368
                                                                        -------------------- -----------------

    LONG-TERM PORTION                                                          $   6,234          $     1,942
                                                                        ==================== ================

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                                             October 31, 2004       April 30, 2004
                                                                             ----------------       --------------
Notes payable to a shareholder of the Company, unsecured, bearing interest at 10.5% per annum, or 15% per annum upon default, and due
  in November 1997.  As of April 30, 2004, the notes were in default.          $      40,000         $     40,000

Note payable to a shareholder of the Company, unsecured, bearing
  interest at 10.5% per annum, and due on demand                                      45,000               45,000

 Note payable to former legal counsel of the Company, unsecured,
  bearing interest at 5% per annum and due on demand.                                 14,000               14,000

 Notes payable to the Chairman of the Company and an affiliate, bearing interest at 5% per annum, and due on demand. Notes in the amount of $465,000 were converted into shares of common
  stock in November 2004.                                                            683,000              249,934
                                                                               -------------         ------------
                                                                                     782,000              348,934

Less current portion                                                                 782,000              348,934
                                                                               -------------         ------------

 LONG-TERM PORTION                                                             $          --         $         --
                                                                               =============         ============

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                               October 31, 2004        April 30, 2004
                                                                               ----------------        --------------
 Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the notes has the option to convert the principal and interest into shares of
   common stock of the company at $1.00 per share at any time.                       $596,790          $     571,142

 Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the note has the option to convert the principal and interest into shares of
   common stock of the company at $0.85 per share at any time.                         38,232                 38,232

Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in May 2005. The holder of the note has the option to convert the principal and interest into shares of common
   stock of the company at $1.00 per share at anytime.                                 38,061                 38,061
                                                                               ----------------        --------------
                                                                                      673,083                647,435
                                                                               ----------------        --------------

Less current portion                                                                  673,083                609,374
                                                                               ----------------        --------------

 LONG-TERM PORTION                                                                   $      -          $      38,061
                                                                               ----------------        --------------

NOTE 12 - CONVERTIBLE NOTES PAYABLE SUBJECT TO RESCISSION RIGHTS

Convertible notes payable subject to rescission rights consisted of the following as of the periods ended:

                                                                               October 31, 2004      April 30, 2004
                                                                             --------------------- --------------------
Convertible notes payable, unsecured, bearing interest at 5% per annum, and coupled with the proceeds allocated to the detachable warrants, with an effective annual interest rate of 49%, due in January 2006. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible notes payable have detachable warrants to purchase shares of common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and
 240,000 shares at $1.25 per share. The investors also have registration rights on the underlying shares, and, as of April 30, 2004, receive as penalties for the failure to register them: (i) additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants; and (ii)
 additional convertible notes payable equal to 2% of the original face amount, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or until such penalties become impermissible as a matter of law as prescribed in the instrument or the relevant shares can be sold without registration under Rule 144. Additionally, the convertible notes payable provide the note holders with ratchet rights, whereby the conversion price of the convertible notes payable will be reduced to equal the price of any new shares sold in unrelated transactions prior to
 January 15, 2005 at a price per share below $0.45. If shares are offered for sale at a price per share under $0.45 prior to January 15, 2005, the note holders also have a first right of refusal to purchase the shares offered as well. The holders exercised their rights to a second closing during
 the quarter ended July 31, 2004.                                                    $    350,000         $     50,000

Convertible note payable, unsecured, bearing interest at 5% per annum, and due in May 2006, issued as a penalty to holders of certain convertible notes payable as a result of the Company's inability to file a registration statement within certain specified deadlines on, and reflecting the same terms as, the convertible notes payable referenced above, with the
 exception of penalties.                                                                    7,000                1,000

Convertible note payable, unsecured, bearing interest at 5% per annum, and coupled with the proceeds allocated to the detachable warrants, with an effective annual interest rate of 44%, due in January 2006. The holder of the note has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the note's stated prepayment date or maturity date. The convertible note payable has detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share.
 The investor also has registration rights on the underlying shares. The holder also has rights to a second closing for up to $400,000 of convertible
 note payable having similar terms.                                                       185,000              185,000
                                                                             --------------------- --------------------
                                                                                          542,000              236,000

Less current portion                                                                      542,000              236,000
                                                                             --------------------- --------------------

  LONG-TERM PORTION                                                                  $         --         $         --
                                                                             ===================== ====================

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

In accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $240,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $209,956 being allocated to warrants and $30,044 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed resulting in a combined expense of $240,000.

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

The above convertible notes payable may be subject to integration with previous sales of convertible notes payable to some holders. Earlier, the Company sold securities to the investors in a private offering, at the same time the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws concerning the contemporaneous sale of securities by the Company at different terms, where the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. If this is the case, the purchasers of convertible notes payable may have similar rescission rights available to certain of the shareholders as described in Note 13. (See
Note 13 for a full description of the circumstances surrounding the rescission rights of the shareholders). Accordingly, the Company may be required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate, and the convertible notes payable would be cancelled. To date, the Company has not made a final determination as to whether or not a violation has occurred. Even though it does not anticipate receiving any demands for repurchase of these convertible notes payable, the Company has recorded $539,000 from the sale of convertible notes payable effected during the period when the referenced registration statement was on file, as a current liability as of October 31, 2004.

NOTE 13 - SALES OF COMMON STOCK SUBJECT TO RESCISSION

During the period from September 3, 2003 through April 16, 2004, the Company had on file with the SEC registration statements on Form SB-2 seeking to register for public sale shares of its common stock. A total of 5 million of the shares to be registered were shares to be newly issued for sale by the Company, and the remainder was shares to be registered for resale for the account of selling stockholders who purchased the Company's shares in private placements conducted previously. On September 19, 2003, the Company withdrew the registration statement containing the shares to be registered for the benefit of the Company, and re-filed a registration statement solely seeking to register the shares of the selling stockholders. This registration statement was also withdrawn on April 16, 2004.

While the Company's registration statements were on file with the SEC, the Company also raised capital through the sale of its securities in a private placement to certain accredited investors. While it is true that rules and regulations under the Securities Act of 1933 do not permit issuers such as the Company to conduct a contemporaneous public offering on a continuous basis at varying prices or a negotiable price, the only overlap occurred with respect to the registration statement for the selling stockholders. Although the Company, as an issuer, was not selling stock both publicly and privately at the same time, the Company has been advised that it is possible that the contemporaneous, private offering of the Company's securities by the Company while the selling stockholders' shares were in registration with the SEC may be deemed to be "integrated" under the federal securities laws of the United States. Integration occurs where two offerings that are close in time are deemed to constitute one, single offering, and the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. In such event, the persons who purchased securities in such an offering may be entitled to, in addition to any other penalties or fines which may be assessed against the issuing company, the right to demand rescission of the offering. In that case, the Company would be required to pay each rescinding investor the amount it received as consideration for the illegal securities, plus any interest accrued with respect to such amount at the applicable rate, and the securities would be cancelled.

While the Company has not completed any independent investigation into whether or not the rescission rights are in fact due to certain shareholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to prior investors. Based upon certain advice it has received, the Company recorded $1,058,156 from the sales of 2,066,320 shares of common stock during this period when the registration statement was on file, as a liability as of October 31, 2004.

NOTE 14 -RESEARCH AND DEVELOPMENT COSTS

To date, the Company has devoted the bulk of its efforts and resources to the research, design, testing and development of sensor systems incorporating its proprietary "stoichiometric" technologies for numerous governmental and commercial applications and markets. The Company's technologies have the ability to determine automatically, in a matter of tens of seconds and with a high degree of accuracy, whether an object or container carries dangerous substances, such as explosives, illicit drugs or biological agents, by deciphering the chemical formula of selected substances. Aside from its current applications, management believes that its technologies have numerous other applications.

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

The Company is currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to the Company in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the contract, the Company is to develop and test the Company's Anti-Tank Landmine Detector 7AT7 over a two year period, which may be eligible for extension at the option of the U.S. Army. The Company received $70,000 in SBIR proceeds to complete Phase I and, on January 15, 2003, the Company executed a contract with the U.S. Army for Phase II valued at $415,000. Work commenced in January 2003 under Phase II of the contract. In January 2004, the U.S. Army exercised its option for the second year of Phase II, valued at approximately $364,000. Work commenced on the second year of Phase II in March 2004. Phase II ends in March 2005. The Company's anticipated cost to complete Phase II is approximately $1,400,000. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7, once the Company has completed development activities.

Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. The Company recognizes one-twelfth of the annual contract amount as an offset against research and development expenses each month.

Below is a summary of research and development costs for the following periods:

                                                                                     For the Period from
                                                                                       August 21, 1995
                                                 Six Months Ended October 31,          (Inception) to
                                               ----------------------------------------------------------
                                                     2004               2003            October 31,2004
                                               ----------------------------------------------------------
 Research and development costs                   $  617,116        $ 544,575               $ 3,879,472
 Grant proceeds                                     (182,472)        (207,498)               (1,025,046)
                                                  -----------       ----------              ------------

 Net research and development costs               $  434,644        $ 337,077               $  2,854,426
                                                  ===========       ==========              ============

NOTE 15 - COMMITMENTS AND CONTINGENCIES


                      CONSULTANCY AGREEMENTS AND CONTRACTS

In August 2004, the Company entered into an agreement with an engineering and construction firm, which agreed to provide design and construction management services to the Company in connection with a proposed manufacturing plant capable of producing commercial quantities of the CarBomb Finder. Under the terms of the proposal, the engineering and management firm is responsible for designing and implementing a facility which is suitable for its intended purposes, including creating a flow process recommendation, designing the optimum configuration for the facility, providing construction management, assisting with supplier relationships, and reviewing transportation, laboratory testing and other logistical issues. Under the agreement, the Company is obligated to pay the firm in consideration for its services the amount of $82,875, plus actual expenses anticipated not to exceed $4,000.

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

                                 LEASE AGREEMENT

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. The lease provides for monthly rent of $8,000 for the first 18 months and $8,320 for months 19 through 36. In January 2004, the Company executed an addendum to the lease agreement to lease an additional 4,570 square feet of space within the same building in which the Company's offices are located. The new space is being used for production and testing of the Company's products. The addendum began in February 2004 and expires in September 2005 with the master lease. The additional monthly rent is $4,123.

Rent expense for the six months ended October 31, 2004 and 2003 was $83,358 and $57,000, respectively. The lease expires in September 2005 and future minimum payments under these lease agreements are $132,333.

                               SEC INVESTIGATIONS

After reading news reports that connected the Company's reverse takeover of Microdevices with known stock manipulators, its Board of Directors directed the Company's President to hire a team of independent investigators to investigate whether any of the Company's officers and directors had engaged in any wrongdoing. The core team of independent investigators consisted of two former U.S. federal prosecutors, a former Assistant U.S. Attorney in the civil division who has been in private practice since 1981 with experience in securities litigation and regulatory and investigative proceedings, and a former supervisory agent from the Federal Bureau of Investigation. In their review, the independent investigators obtained evidence that some of the Company's stockholders who purchased significant amounts of HiEnergy shares prior to the reverse takeover knew, or had business dealings with, Phil Gurian, a person who the Company later learned had previously been involved in stock manipulation, and that one of these stockholders was a company reportedly owned by Mr. Gurian's mother, which disposed of its shares in April 2002 at a profit believed to be between $500,000 and $600,000. Mr. Barry Alter, a person who later served as one of the Company's directors and, for a short time, as HiEnergy's interim President, was found to have been aware of these purchases of HiEnergy shares. The independent investigators believed the evidence was inconclusive whether Phil Gurian had control over these HiEnergy shares and, if so, whether the Company's former president and director, Barry Alter, had any knowledge of such control.

In April 2003, the Enforcement Division of the SEC commenced a formal investigation as to the undisclosed ownership of the Company's securities, and actions with respect to its stock taken, by Philip Gurian, Barry Alter and other of their affiliates who controlled SLW at the time of the Company's reverse takeover, and the undisclosed identity of, and the origin of funds used to purchase the Company's stock by, certain of the Company's shareholders. The Company voluntarily has supplied the Enforcement Division of the SEC attorneys with reports developed by the independent investigators and the Company has cooperated in a transparent and timely manner, and intends to continue to cooperate with the investigation. The Company also agreed voluntarily to provide the Enforcement Division of the SEC with other documents they have requested in its informal investigation.

On March 30, 2004, Dr. Bogdan Maglich, the Company's Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave an oral and written presentation at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. regarding HiEnergy's key markets, business strategy and financial projections. Copies of the presentation were distributed at the conference. The Company subsequently posted the presentation on the Company's website from April 7, 2004 to April 13, 2004. Approximately 2,731 computer users visited the website and had access to the presentation. The total number of hits was 96,937, or a daily average of approximately 13,848. The presentation contained statements of management's beliefs concerning the Company's key markets, business strategy, opportunities and financial projections which were not disclosed in a concurrent registration statement the Company had filed with the SEC on Form SB-2. In order to reduce the risk of an investor relying on the presentation, the Company removed the presentation from the Company's website on April 13, 2004, in part to allow for a "cooling off" period so that any possible effect of the presentation would dissipate, and the Company subsequently withdrew the registration statement on April 16, 2004. The Company's projections made in that presentation have not come to pass and may never be fully achieved.

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

On June 30, 2004, the SEC sent the Company a Subpoena in which it required the Company to provide it with copies of all documents concerning the restatement of the Company's financial statements for the years ended April 30, 2002 and 2003, as announced on June 9, 2004. The Subpoena requested documentary evidence about the restatement, including, without limitation, all of the Company's electronic and written correspondence, notes, journal entries, records, working papers and other documents that pertain to the restatement, and specifically all communications between the Company and its auditors. The Company's auditors also received a similar subpoena from the SEC. The effect of the restatement of the Company's financial statements was to cause the Company to record additional expense to the Company of $1,009,531 and $514,415 during the fiscal years ended April 30, 2002 and April, 30, 2003, respectively, and to increase the amount of the Company's accumulated deficit and additional paid-in capital brought forward at May 1, 2001 by $3,126,684 and $3,123,749, respectively.

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

In October 2003, the Company notified YSCI that it was terminating its contract. In February 2004, YSCI filed a Demand for Arbitration, alleging that the Company breached the consulting agreement and seeking to recover $450,000. In April 2004, YSCI amended its Demand for Arbitration to include a claim for commissions that YSCI claims it is owed in connection with investments made by individuals who purchased shares of the Company's stock. The Amended Demand for Arbitration also seeks a determination as to whether Mr. Yeffet is entitled to exercise options to purchase 500,000 shares of common stock issued to him under the Company's Stock Option Agreement. In June 2004, the Company filed an answer generally denying YSCI's allegations set forth in the original and amended Demands for Arbitration. The Company also filed a cross Demand for Arbitration seeking disgorgement of all monies paid to YCSI and rescission of the consulting agreement and stock option agreement. The parties are in the process of exchanging discovery. The Company intends to vigorously defend itself in and prosecute this arbitration in hearings, which commenced October 2004.

Prior to its termination, YSCI was granted options to purchase 1,000,000 shares of common stock with an exercise price of $1 per share and exercisable for six years from the date of grant. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after the achievement of certain milestones. The vested 500,000 stock options were valued at $761,000.

On October 19, 2004, the Company learned about, but has not yet been served with, a Complaint filed in federal court in Orange County, California, and which is styled as a "Complaint for Violation of Federal Securities Laws (Class Action)". On November 2, 2004, the Company filed a notice of claim with its D&O insurance carrier with regard to the Complaint. Neither the Company nor its legal counsel have yet had an opportunity to study the Complaint, and therefore cannot make any determination as to the merit of any of the claims asserted, possible defenses to any such claims, or any other aspect of the lawsuit.

                              MINORITY SHAREHOLDERS

As of October 31, 2004, Microdevices has 20,540 minority shares issued and outstanding. In November 2003, HiEnergy's Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, the Company would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. As of the date of this Report, the merger has not been effected, but the Company anticipates its completion by the end of 2004.

                            CONVERTIBLE NOTES PAYABLE

During the six months ended October 31, 2004, the Company issued $300,000 of convertible notes payable ("CNP") to investors, which are convertible into 666,667 shares of common stock, all of which were in-the-money as of October 31, 2004. The convertible notes have two-year maturities in which the holders of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the CNP provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock before January 15, 2005 at a purchase price per share which is below $0.45, or with respect to the issuance of CNP before January 15, 2005 with a conversion price below $0.45. Most of the CNP also have detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. All CNP have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional convertible notes payable equal to 2% of the original face amount, or principal balance, and (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. Additionally, in certain cases, the CNP provide the holders with rights of first refusal if shares are sold at a price per share less than $0.45.

During the six months ended October 31, 2004, the Company issued an additional $100,000 of CNP to an investor, which are convertible into 192,308 shares of common stock for the outstanding principal. The convertible note has a two-year maturities in which the holder of the notes has the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.52 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events. The CNP had no detachable but provide for registration rights on the underlying shares. The holder converted the note during the period and the Company expensed a beneficial conversion feature upon conversion in the amount of $55,769.

                   CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

During the six months ended October 31, 2004, the Company issued $25,648 of convertible notes payable - related parties to its former legal counsel for conversion of accounts payable, which are unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $1.00 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the convertible notes provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock.

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

As of October 31, 2004, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through April 30, 2005, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                 Shares of Common   Number of Shares
                                       Underlying
                      Stock             Warrants              CNP
                 -------------------------------------------------------
     Nov-04               149,622               207,406           7,000
     Dec-04               111,850               213,699           7,000
     Jan-05                70,708               219,991           7,000
     Feb-05                41,004               226,283           7,000
     Mar-05                34,423               232,577           7,000
     Apr-05                20,707               238,869           7,000
                          -------             ---------      ----------
     Total                428,314             1,338,825      $   42,000
                          =======             =========      ==========



                         GOVERNMENT CONTRACT COMMITMENTS

The Company is currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to the Company in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7 over a two-year period, which may be extended at the option of the U.S. Army, and the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. The Company's entitlement to SBIR funds is conditioned upon compliance with the terms and conditions of the SBIR contract and applicable federal regulations, including auditing of the expenditure of the resources for allowable purposes by grantor agencies of the federal government or their designees. As of October 31, 2004, the Company believes that any commitments or obligations that may arise from cost disallowance or sanctions as a result of those audits are not expected to be material to its financial statements.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a six month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with the Company. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Phase 1 funded amount. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments shall commence November 2004 and the Company intends to recognize one-sixth of the Phase 1 funding amount as an offset against research and development expenses each month.

NOTE 16 - COMMON STOCK

                          COMMON STOCK ISSUED FOR CASH

During the six months ended October 31, 2004 and 2003, and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued 347,355, 2,456,237, and 7,016,002 shares of common stock, respectively, in exchange for cash proceeds of $475,000, $1,416,001, and $3,637,268, respectively. Included in the prior period amount are 600,000 shares subject to repurchase for $200,000. Included in the inception-to-date amount are 2,000,000 shares subject to repurchase for $694,000 and 770,424 shares sold subject to rescission for $475,000.

                           COMMITMENT OF COMMON STOCK

As of October 31, 2004, the Company has committed to issue 1,457,703 shares of common stock for proceeds of $670,756 received during the six months ended October 31, 2004.

               OFFERING COSTS ON ISSUANCE OF COMMON STOCK FOR CASH

During the six months ended October 31, 2004 and 2003, and the period from August 21, 1995 (inception) to October 31, 2004, the Company paid offering costs of $31,750, $40,000, and $139,768, respectively.

           COMMON STOCK ISSUED FOR SERVICES RENDERED OR TO BE RENDERED

During the six months ended October 31, 2004 and 2003, and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued 281,455, 57,000, and 13,637,982 shares of common stock, respectively, in exchange for services rendered valued at the fair market of the common stock $387,075, $30,960, and $5,145,684, respectively.

Details of the services performed, in consideration for the common stock, during the six months ended October 31, 2004, are as follows:

      o During the six months ended October 31, 2004, 182,955 shares of common stock valued at $177,466 were issued for legal counsel and advisory services received by HiEnergy on general corporate legal matters, including transactional oversight and the preparation of transactional and regulatory documentation. Of the $177,466 amount $5,336 related to services rendered and expensed during the year ended April 30, 2004.

      o During the six months ended October 31, 2004, HiEnergy issued 95,000 shares of common stock valued at $208,050 to a contracted consultant for services which included strategic planning, development and assisting in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of the Company's business objectives.

      o During the six months ended October 31, 2004, the Company issued 3,500 shares of common stock valued at $6,895, to a strategic marketing and planning consultancy as compensation for services.

                  COMMON STOCK COMMITTED FOR SERVICES RENDERED

As of October 31, 2004, the Company has committed issue 68,000 shares of common stock valued at $75,680 for services rendered to members of the Board of Directors of the Company and that of its subsidiaries for their attendance at scheduled meetings. Of the total shares committed as of October 31, 2004, 61,000 shares valued at $65,740 are for services rendered during the six months ended October 31, 2004 and 7,000 shares valued at $9,940 are for services rendered in April 2004. Each member of the HiEnergy's board received 3,000 restricted shares of common stock for each meeting attended and each member of the board of HiEnergy Defense received 2,000 restricted shares of common stock for each meeting attended, with the exception of the Chairman of HiEnergy Defense who received 3,000 restricted shares for each such meeting attended.

       COMMON STOCK ISSUED ON THE CONVERSION OF CONVERTIBLE NOTES PAYABLE

During the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued 192,308, 0, 1,488,204 shares of common stock for the outstanding principal on a convertible note payable balance of $100,000, 0, $ 583,153.

                 COMMON STOCK ISSUED ON THE EXERCISE OF WARRANTS

During the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued 0, 34,000 and 69,776 shares of common stock, respectively, for the exercise of warrants for cash proceeds of $0, $340 and $54,004, respectively.

            COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued 1,046,687, 0 and 1,577,712 shares, respectively, of common stock following the cashless exercise of warrants. See Note 15 - Commitments and Contingencies, Cashless Exercise of Warrants.

             COMMON STOCK ISSUED AS A PENALTY FOR LATE REGISTRATION

During the six months ended October 31, 2004 and 2003, and the period from August 21, 1995 (inception) to October 31, 2004, the Company expensed $767,514, $202,934, and $2,049,877, respectively, for the issuance of 545,181, 174,212, and 1,476,882 shares of common stock, respectively, as penalties for the late registration of common stock. See "Note 15 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock."

     COMMON STOCK COMMITTED FOR ISSUANCE AS A PENALTY FOR LATE REGISTRATION

During the six months ended October 31, 2004, the Company committed to issue 877,844 shares of common stock valued at $792,330 as penalties for the late registration of common stock. See "Note 15 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock."

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

The following summarizes the stock option and warrant transactions:

                                                      Stock
                                      Weighted       Options        Weighted                       Weighted
                                       Average         and           Average         Total          Average
                       Stock            Grant        Warrants         Grant         Options          Grant
                      Options           Price          Non-           Price           and            Price
                     Employee         per Share      Employee       per Share       Warrants       per Share
                    -----------      ----------     ----------      ----------     ----------      ----------
 Outstanding,
August 21, 1995
 (inception) to
April 30, 2001        2,482,011      $     0.13          1,051      $     0.28      2,483,062      $     0.13

 Granted                287,653      $     0.20        346,373      $     0.28        634,026      $     0.24
                    -----------      ----------     ----------      ----------     ----------      ----------

 Outstanding,
April 30, 2002        2,769,664      $     0.14        347,424      $     0.28      3,117,088      $     0.16
                    -----------      ----------     ----------      ----------     ----------      ----------

 Granted              3,461,755      $     1.24      2,002,726      $     2.02      5,464,481      $     1.43

 Canceled            (2,264,208)     $     1.33         (1,051)     $     0.28     (2,265,259)     $     1.33

 Outstanding,
April 30, 2003        3,967,211      $     0.42      2,349,099      $     1.76      6,316,310      $     0.84
                    -----------      ----------     ----------      ----------     ----------      ----------

Granted               1,738,221      $     1.03      1,029,000      $     1.11      2,767,221      $     1.01

Canceled             (1,058,483)     $     1.42       (119,705)     $     0.36     (1,178,188)     $     1.31

Outstanding
April 30, 2004        4,646,949      $     0.42      3,258,394      $     1.61      7,905,343      $     0.83
                    -----------      ----------     ----------      ----------     ----------      ----------

Granted                      --      $       --             --      $       --             --      $       --

Canceled                     --      $       --       (831,668)     $     0.45       (831,668)     $     0.45
                    -----------      ----------     ----------      ----------     ----------      ----------

Outstanding
October 31, 2004      4,646,949      $     0.42      2,426,726      $     1.71      7,073,675      $     0.84

Exercisable
October 31, 2004      3,939,449      $     0.65      1,317,726      $     1.26      5,482,175      $     0.83
                    -----------      ----------     ----------      ----------     ----------      ----------

The weighted-average remaining contractual life of the options and warrants outstanding at October 31, 2004 was 4.48 years. The exercise prices of the options and warrants outstanding at October 31, 2004 ranged from $0.13 to $2.95, and information relating to these options and warrants is as follows:

                                                                        Weighted-       Weighted-
                                                       Weighted-         Average         Average
                                                        Average         Exercise        Exercise
                          Stock          Stock         Remaining        Price of        Price of
        Range of        Options &      Options &      Contractual       Options &       Options &
        Exercise        Warrants        Warrants          Life          Warrants        Warrants
         Prices        Outstanding    Exercisable       (years)        Outstanding     Exercisable
     --------------- --------------- -------------- ---------------- --------------- ---------------
      $0.01 - $0.99        3,990,232      3,530,232        4.73             $ 0.36        $ 0.31

      $1.00 - $1.99        1,949,454        967,954        4.71             $1.11         $ 1.10

      $2.00 - $2.99        1,133,989        983,989        3.22             $2.42         $ 2.47
                     --------------- --------------
                           7,073,675      5,482,175
                     =============== ==============

                      WARRANTS ISSUED FOR SERVICES RENDERED

During the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued or committed to issue warrants to purchase 100,000, 200,000 and 1,010,000 shares of common stock, respectively, for services rendered valued at $38,573, $43,677, and $976,035, respectively, which is the fair value as determined by the Black-Scholes option pricing model.

           WARRANTS RE-PRICED IN CONJUNCTION WITH ADDITIONAL FINANCING

In June 2004, the Company amended a previously issued convertible note payable in the amount of $50,000, which was convertible into shares of common stock at $0.45 per share, and warrants to purchase 312,222 shares of common stock at various exercise prices between $0.45 and $1.50. Pursuant to an amended Convertible Note Purchase Agreements ("CNPA"), the Company issued separate convertible notes payable of $40,000 and $10,000, in lieu of the prior note, to two investors based on an allowable assignment, and certain warrants were repriced such that the Company issued additional warrants to purchase 77,778 shares of common stock at various exercise prices between $0.45 and $1.25. In connection with the amended CNPA, the Company agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the two investors exercising their option to purchase an additional $300,000 of CNP. The CNP have a two-year term and bear interest at 5% and are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows; 1,333,332 at $0.45 per share; 400,000 at $0.75 per share and 240,000 at $1.25 per share.

A summary of the amended warrants and exercise prices follows:

                 Original CNPA                    Amended CNPA
           ---------------------------- --------------------------------------
            Exercise       No. of         Exercise              No. of
             Price        Warrants          Price              Warrants
           ---------------------------- --------------------------------------
                $  0.75         66,667            $  0.45             111,111
                $  1.25         40,000            $  0.75              66,667
                $  1.50         33,333            $  1.25              40,000
                $  0.45        222,222            $  0.45             222,222
                       ----------------                  ---------------------
                               362,222                                440,000
                       ================                  =====================

          WARRANTS ISSUED OR COMMITTED AS PENALTY FOR LATE REGISTRATION

During the six months ended October 31, 2004 and 2003 and the period from August 21, 1995 (inception) to October 31, 2004, the Company issued or committed to issue warrants to purchase 1,050,664, 8,239 and 1,229,205 common shares, respectively, as a penalty with a fair value of $841,383, $6,009, and $1,072,665, respectively, related to the delayed registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model.

NOTE 18 - SUBSEQUENT EVENTS

                 CONSULTANCY AGREEMENTS AND EMPLOYMENT CONTRACTS

In November 2004, the Company entered into a consultancy agreement with an independent contractor to provide product engineering management, which provides for services to be rendered for a period of one year, subject to a review on June 1, 2005. Under the agreement, the Company is obligated to pay the contractor $1,924 per week, which may be paid in a combination of cash, stock and/or options.

In December 2004, the Company agreed to an amendment to an employment services contract with a professional legal and financial staffing corporation entered into in July 2004. As of the date of this Report, one professional remains actively contracted and performing services. Major terms of the agreement as amended are as follows:

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

      o The Company shall pay a fee of $10,000 after January 1, 2005 in the event the contracted professional converts to a full-time employee of the Company, subject to the contracted professional being employed on or after said date.


                    RECENT SALES AND ISSUANCES OF SECURITIES

In November 2004, the Company issued 3,143,822 restricted shares of common stock to various investors in private placements in exchange for cash in the aggregate amount of $1,446,156. As additional consideration for this amount, the Company issued to the investors warrants to purchase an additional number of shares of common stock equal to 50% of the number of shares of common stock issued pursuant to this private placement at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In November 2004, the Company issued 1,010,870 shares of common stock to an investor affiliated with the Chairman of the Company, upon the conversion of promissory notes evidencing loans made to the Company in the aggregate amount of $465,000. As additional consideration for the conversion, the Company issued to the note holder warrants to purchase an additional 505,435 shares of common stock issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

In November 2004, the Company issued 1,046,687 shares of common stock to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 1,384,444 shares of common stock at an exercise price of $0.45 per share. In connection with the cashless exercise, 337,757 shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price.

In December 2004, the Company committed to issue 272,392 shares of common stock to various investors in a private placement in exchange for cash in the aggregate amount of $125,300. As additional consideration for this amount, the Company issued to the investors warrants to purchase an additional number of shares of common stock equal to 50% of the number of shares of common stock issued pursuant to this private placement at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In December 2004, the Company committed to issue 128,260 shares of common stock to an investor, upon the conversion of promissory notes evidencing loans made to the Company in the aggregate amount of $59,000. As additional consideration for the conversion, the Company issued to the note holder warrants to purchase an additional 64,130 shares of common stock issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

                               PENALTY SECURITIES

In November 2004, the Company committed to issue $7,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file a registration statement within specified deadlines.

In November 2004, the Company committed to issue 130,737 shares of common stock and warrants to purchase 237,665 shares of common stock at various exercise prices, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In November 2004, the Company issued 264,231, 286,573, and 193,995 shares of common stock against previously committed shares to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In December 2004, the Company committed to issue $7,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file a registration statement within specified deadlines.

In December 2004, the Company committed to issue 91,280 shares of common stock and warrants to purchase 243,957 shares of common stock at various exercise prices, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
------------------------------------------------------------------

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, comprised of HiEnergy Microdevices, Inc., HiEnergy Defense, Inc., and HiEnergy Europe, Ltd.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB (the "Report"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference, or may incorporate by reference, certain statements that may be deemed to be "forward-looking statements". These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends, and similar matters.

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

Readers should also note that the safe harbor for forward-looking statements, provided by, among other federal regulations, Section 21E of the Exchange Act, are unavailable to issuers of penny stocks. As we have issued securities at a price below $5.00 per share, our shares are considered penny stocks and such safe harbors are therefore unavailable to us.

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

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the research and development of proprietary, neutron-based, "stoichiometric" sensor devices, and the commercialization of devices incorporating its technologies. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary, "stoichiometric" sensor devices and underlying technologies, and have yet to generate any sales revenues from the sale of any products using said technology. Our primary focus is currently on the commercialization of our initial prototype devices, primarily the vehicle-borne "CarBomb Finder", and the more compact and mobile suitcase-borne "SIEGMA" system, which we intend to market to governmental and private entities and to distribute or license through industry partners. Our stoichiometric technology has also been incorporated into additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we will attempt to launch: (i) an anti-tank landmine detector; (ii) an unexploded ordnance detector; and (iii) a device the Company calls a "Refractorymeter" which can detect fissures or erosions in the ceramic lining of oil cracking tanks. The Company entered recently into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates our SuperSenzor technology, based on associated particle imaging, into a baggage screening system. Additionally, we continue to be focused on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties.

HiEnergy Technologies, Inc. was originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. ("SLW"), and was redomiciled on October 22, 2002 as a Delaware corporation. At present we have two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Inc. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware in August 2003 and March 2003, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware in 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). We currently hold an approximate 92% interest in Microdevices, which was the vehicle through which our "stoichiometric" technology was initially developed by the Company's Chairman and CEO, Dr. Bogdan Maglich. In November 2003, our Board of Directors approved a short-form merger to acquire the remaining outstanding stock of Microdevices. Under the merger, we would issue 459,222 shares of common stock to the remaining shareholders of Microdevices on the same basis as the voluntary share exchange of April 2002 of 22.3524 HiEnergy shares to 1 Microdevices share, and all the assets and liabilities of Microdevices would become assets and liabilities of HiEnergy. As of the date of this Report, the merger had not been effected, but we anticipate its completion by the end of 2004.

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

Our common shares currently trade on the National Association of Securities Dealers ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "HIET".

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

Where the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant ("in-the-money"), compensation expense is recorded in our Consolidated Statement of Operations. From August 21, 1995 (inception) until April 25, 2002 (date of reverse takeover), the fair value of the common stock was determined by calculating the weighted average price at which we sold the stock in the month or nearest the month the stock option was issued. For subsequent periods, the fair value of our common stock was the quoted market price of the common stock at closing on the date an instrument was granted.

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

THREE MONTHS ENDED OCTOBER 31, 2004 AS COMPARED TO PRIOR YEAR PERIOD

For the three months ended October 31, 2004, we incurred a net loss of $2,435,000, as compared to a net loss of $1,826,000 for the three months ended October 31, 2003. Included in the losses are equity based expenses of $1,086,000 and $721,000, respectively.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $1,191,000 for the three months ended October 31, 2004, a decrease of $192,000 from the prior year period. In certain instances, we have engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation in lieu of cash. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued and subsequently expensed have been forfeited causing no dilution to the Company. The major components of general and administration expenses, both cash and equity, are as follows

                             Three Months Ended October 31, 2004         Three Months Ended October 31, 2003
                          ----------------------------------------     ----------------------------------------

                            Cash &         Equity                        Cash &        Equity
                           Accrued         Based                        Accrued         Based                        Increase/
                           Expenses     Compensation      Total         Expenses    Compensation        Total       (Decrease)
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------
Salaries and benefits     $  185,000     $       --     $  185,000     $  155,000     $       --     $  155,000     $   30,000

Consulting                   121,000         35,000        156,000        148,000        524,000        672,000       (516,000)

Legal fees                   220,000             --        220,000        194,000             --        194,000         26,000

Accounting fees              258,000             --        258,000         34,000             --         34,000        224,000
Investor & public
relations                     67,000             --         67,000        125,000             --        125,000        (58,000)

Insurance                     43,000             --         43,000         39,000             --         39,000          4,000

Travel                        87,000             --         87,000         71,000             --         71,000         16,000

Other                        115,000         60,000        175,000         93,000             --         93,000         82,000
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------

            Total         $1,096,000     $   95,000     $1,191,000     $  859,000     $  524,000     $1,383,000     $ (192,000)
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------

For the three months ended October 31, 2004 compared to the prior year period, salary and benefits expense increased $30,000. This increase was primarily due to the hiring of two additional personnel, as well as normal pay increases and incentives. The hiring activity was associated with re-staffing certain personnel vacancies which resulted from cash saving measures implemented in March 2003 that aimed to reduce operational expenses with a reduction of employee head count. For the current year quarter, we did not incur any salary and benefits expense in the form of equity based compensation. We expect hiring activity as well as salary and benefits expense to increase for the second half of fiscal year 2005 as we move forward with the execution of our operating plan

Consulting expenses for the three months ended October 31, 2004 decreased $516,000 over the prior year period. Excluding a charge in the amount of $486,000, resulting from the expensing upon termination of a consultant's agreement in October 2003 of an option issued to the consultant in July 2002, consulting expenses for the three months ended October 31, 2004 decreased $30,000 over the prior year period. Based upon our current forecast, we do not believe we will incur substantial consulting expense in the form of equity based compensation for the second half of fiscal 2005.

Historically, we have relied greatly on paying for services with equity instruments in lieu of cash at significant discounts and at greater cost to our results of operations, primarily due to the restricted nature of the issued equity instruments from our failure to file and maintain an effective registration statement. We anticipate that going forward we will be less reliant on offering equity for services and/or in a better position from which to offer cash remuneration for services. In the event we must offer, or elect to offer in order to conserve cash, equity for services, we expect that equity for services would be issued at lesser discounts and pursuant to more favorable terms than in prior periods.

Legal fees increased $26,000 for the three months ended October 31, 2004 as compared to the prior year period. Legal activity increased due to certain litigation matters primarily concerning ongoing disputes with former directors and consultants, regulatory matters related to the SEC investigation and the related Wells Notice, as well as significant patent, statutory and regulatory filing activity. Notably, a good portion of the legal fees for the period resulted from activity related to the reconciling of certain reporting requirement delinquencies, restatement amendments, and the late filing of our Annual Report. Through the second half of fiscal 2005, we expect overall legal expense will decrease, but remain comparatively high, as we attempt to settle current SEC issues and other pending legal matters disclosed in this Report and to file registration statements on Form SB-2 with the SEC in order to register shares of our common stock. Additionally, the Company anticipates internalizing many legal and regulatory functions in connection with its effort to improve internal controls and reduce outside legal costs.

Accounting fees increased $224,000 for the three months ended October 31, 2004 as compared to the prior year period. This increase was due to significant accounting activity related to the restatement of our financial results for fiscal years 2002 and 2003, as well as the completion of the audit for fiscal year 2004. Notably, a great portion of the accounting fees for the period derived from accounting activity typically incurred in the first quarter, due to the duration of our audit for fiscal year 2004 and accountant reviews of financial reports for the second quarter. We expect accounting fees to decrease for the second half of fiscal 2005, but remain comparatively high, as we complete the filing of our restated annual and quarterly financial results. Additionally, we anticipate that we will make further improvements to and efficiencies in our financial controls, which should reduce accounting costs.

Investor and public relations expense decreased $58,000 for the three months ended October 31, 2004 as compared to the prior year period. This decrease was the result of cost-cutting measures implemented in March 2003, which included the elimination of one of our investor relations firm, as well as the redirection of resources toward more immediate concerns such as the funding of internal operations and expenditures related to the financial restatement and legal and regulatory matters. For the second half of fiscal 2005, we expect investor and public relations fees to increase as we intend to increase awareness of our products and our company in the marketplace and seek broader shareholder support and institutional coverage.

Insurance expense increased $4,000 over the prior year period. Notably, in May 2004, we renewed our Directors and Officers liability policy for an additional year without incurring a substantial cost increase. At present, we maintain $2,000,000 of Directors and Officers liability insurance. The Company expects insurance expense for the second half of fiscal year 2005 to increase as a result of our providing health insurance coverage for new hires.

Travel expenses increased $16,000 for the three months ended October 31, 2004 over the prior year period. The increase was attributed primarily to our attendance at the NATO Symposium held in Madrid, Spain in October 2004, during which we demonstrated our SIEGMA system. In connection with our commercialization objectives, sales and marketing personnel also attended numerous key industry conferences and trade shows, and management traveled to meet with consultants engaged to design and implement a proposed manufacturing plan.

Other expenses for the three months ended October 31, 2004 increased $82,000 over the prior year period and include $60,000 of equity based compensation for Edgar filing services and $21,000 for postage and delivery expense. The issuance of equity for services by us has been costly historically for the reasons discussed above. The $21,000 for postage and delivery was primarily incurred with the shipment of our prototype, equipment and supplies for our demonstration in Spain. Other expenses, which also include fees associated with stock transfer agent services, telecommunications, office equipment and supplies, licenses and permits, and web design and development, have increased during the period, and are anticipated to continue to increase for the second half of fiscal 2005, consistent with our expanded business development and international efforts.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the three months ended October 31, 2004 decreased $25,000 over the prior year period. No equity based expenses were recorded for research and development. The major components of research and development expenses are as follows:

                                 Three Months Ended
                         -----------------------------------      Increase/
                         October 31, 2004   October 31, 2003     (Decrease)
                         ----------------   ----------------     ----------
Salaries and benefits        $ 144,000         $ 180,000         $ (36,000)
Consultants                     71,000            16,000            55,000
Supplies                        24,000            56,000           (32,000)
Travel                           3,000             4,000            (1,000)
Depreciation                    39,000            32,000             7,000
Other                           24,000            55,000           (31,000)
Grant income                   (91,000)         (104,000)           13,000
                             ---------         ---------         ---------
                Net          $ 214,000         $ 239,000         $ (25,000)
                             ---------         ---------         ---------

Salaries and benefits related to research and development activities decreased $36,000 for the three months ended October 31, 2004 as compared to the prior year period. During the first quarter, we lost the services of two scientists, which we expect to replace during the second half of fiscal 2005. However, consulting expenses increased $55,000 during the period as a result of our engagement of independent scientific and technical contractors, as well as retaining a consulting firm to assess our production needs and aid with the design and implementation of our manufacturing plan. For the second half of fiscal 2005, we expect salaries and benefits to increase as we employ additional scientific personnel to advance the development of our technology and devices, as well as consulting expenses as we expect to continue to rely on independent professionals for various specialized functions.

Supply expense and travel expenses decreased $32,000 and $1,000, respectively, for the three months ended October 31, 2004 as compared to the prior year period. The decreases were primarily a result of less research and development activity during the period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect that expenses related to supplies and travel will increase in the second half of fiscal 2005.

During the six months ended October 31, 2004 and fiscal 2004, we added additional equipment expense of $246,000 and $246,000, respectively. Together these additions increased depreciation expense by $7,000 period over period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, which requires the purchase of additional equipment, we expect that equipment depreciation expense will continue to increase in the second half of fiscal 2005.

Other expenses for the three months ended October 31, 2004 decreased $31,000 compared to the prior year period. The decrease in other expenses, including, telephone, furniture and fixture rentals, was a result of less research and development activity during the period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect that other expenses will increase in the second half of fiscal 2005.

For the three months ended October 31, 2004, we received grant money of $91,000 compared to $104,000 for the prior year period. In August 2002, our project to develop and test an anti-tank landmine detection system over a two-year period was selected by the U.S. Department of Defense under a Small Business Innovation Research (SBIR) contract. Under this contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract. We previously received $70,000 in SBIR contract proceeds to complete Phase I, and are entitled to receive an additional $780,000 in SBIR contract proceeds to complete Phase II, of which $597,000 has been earned to date. Under the terms of the SBIR contract, we are required to submit monthly written reports detailing our progress accompanied with an invoice for one-twelfth of the annual amount. When the written report is accepted by the U.S. Department of Defense, we receive payment in about 30 to 45 days.

DEPRECIATION

Total depreciation expense for the three months ended October 31, 2004 and 2003 was $50,000 and $30,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

INTEREST EXPENSE AND INCOME

Interest expense for the three months ended October 31, 2004 increased to $90,000 from $8,000 for the prior year period. The increase was primarily due to a $56,000 beneficial conversion expense on a convertible note payable for $100,000 issued to an investor, which was subsequently converted into 192,308 shares of common stock. The beneficial conversion amount, calculated by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the note, was expensed upon conversion. Since the prior year period, we issued additional notes to investors, including convertible notes payable ("CNP") to investors for $725,000, carrying a 5% interest rate, and CNP to our former legal counsel, carrying a 10% interest rate, as well as other notes payable of lesser amounts, which generated aggregate interest expense of $34,000 for the three months ended October 31, 2004.

Interest income for the three-month periods ended October 31, 2004 and 2003 was minimal.

PENALTIES ON DEBT AND EQUITY ISSUANCES

We have issued as penalties, CNP, common stock, and warrants to certain holders of CNP, common stock and warrants with registration rights, as a result of our inability to file and maintain effective a registration statement within certain specified deadlines. The penalties will stop accruing on all of the instruments once a registration statement covering the instruments is filed with the SEC and maintained effective, or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144.

For the three months ended October 31, 2004, we recorded a $3,000 expense upon issuance of CNP with a face value of $3,000 as penalties for our delayed registration statement. Certain holders of previously issued CNP will continue to receive each month, as applicable, additional CNP equal to 2% of the original face amount of the notes, or principal balance. In addition, since the original CNP included detachable warrants, these investors also received and will continue to receive each month, as applicable, additional detachable warrants to purchase 2% of the amount of shares underlying the original warrants. For the three months ended October 31, 2004, we recorded a $9,000 expense upon adjusting warrants to purchase 20,662 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended October 31, 2004, we recorded $677,000 as a penalty expense upon the issuance or the committed issuance of 761,385 shares of common stock. Certain holders of unregistered common stock received and will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased. In addition, since the original shares included warrants, these investors also received and will continue to receive each month, as applicable, adjustments to their warrants providing for an additional number of shares underlying each warrant calculated as a percentage of the original number of shares underlying the warrants. For the three months ended October 31, 2004, we recorded a $251,000 expense upon amending warrants to purchase 530,400 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended October 31, 2003, we recorded penalty expenses in the amount of $191,000 and $6,000, against the issuance of 148,260 shares of common stock and warrants to purchase 8,239 shares of common stock as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model

SIX MONTHS ENDED OCTOBER 31, 2004 AS COMPARED TO PRIOR YEAR PERIOD

For the six months ended October 31, 2004, we incurred a net loss of $6,563,000, as compared to a net loss of $2,905,000 for the six months ended October 31, 2003. Included in the losses are equity based expenses of $4,017,000 and $923,000, respectively.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $2,876,000 for the six months ended October 31, 2004, an increase of $530,000 from the prior year period. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation. Through various arrangements these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued and subsequently expensed have been forfeited causing no dilution to the Company.

The major components of general and administration expenses, both cash and equity, are as follows:

                              Six Months Ended October 31, 2004            Six Months Ended October 31, 2003
                           ---------------------------------------     ----------------------------------------

                            Cash &         Equity                        Cash &        Equity
                           Accrued         Based                        Accrued         Based                        Increase/
                           Expenses     Compensation      Total         Expenses    Compensation        Total       (Decrease)
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------
Salaries and benefits     $  339,000     $   39,000     $  378,000     $  238,000     $       --     $  238,000     $  140,000

Consulting                   206,000        281,000        487,000        248,000        692,000        940,000       (453,000)

Legal fees                   420,000        390,000        810,000        420,000         22,000        442,000        368,000

Accounting fees              398,000             --        398,000         89,000             --         89,000        309,000
Investor  & public
relations                    129,000             --        129,000        260,000             --        260,000       (131,000)

Insurance                     86,000             --         86,000         69,000             --         69,000         17,000

Travel                       216,000             --        216,000        124,000             --        124,000         92,000

Other                        252,000        120,000        372,000        184,000             --        184,000        188,000
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------

               Total      $2,046,000     $  830,000     $2,876,000     $1,632,000     $  714,000     $2,346,000     $  530,000
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------

For the six months ended October 31, 2004 as compared to the prior year period, salary and benefits expense increased $140,000. This increase was primarily due to the hiring of two additional personnel, as well as normal pay increases and incentives. The hiring activity was associated with re-staffing certain vacancies which resulted from cash saving measures implemented in March 2003 that aimed to reduce operational expenses with a reduction of employee head count. The current year period included $39,000 of equity based compensation in the form of a warrant issued to our corporate controller. We expect hiring activity as well as salary and benefits expense to increase for the second half of fiscal year 2005 as we move forward with the execution of our operating plan.

Consulting expenses for the six months ended October 31, 2004 decreased $453,000 over the prior year period. Excluding a charge in the amount of $550,000, resulting from the expensing upon termination of the consultant's agreement in October 2003 of an option issued to a consultant in July 2002, consulting expenses for the six months ended October 31, 2004 increased $97,000 over the prior year period. Based upon our current forecast, we do not believe we will incur substantial consulting expense in the form of equity based compensation for the second half of fiscal 2005.

Historically, we have relied greatly on paying for services with equity instruments in lieu of cash at significant discounts and at greater cost to our results of operations, primarily due to the restricted nature of the issued equity instruments, our failure to file and maintain an effective registration statement, our difficulty in raising significant capital, as well as other persistent issues. We anticipate that going forward we will be less reliant on offering equity for services and/or in a better position from which to negotiate our equity terms.

Legal fees increased $368,000 for the six months ended October 31, 2004 as compared to the prior year period. Part of this increase was due to our having to issue discounted equity for services in the first quarter of fiscal 2005 in lieu of cash, as discussed above. Equity based compensation expense for legal services was $390,000 for the six months ended October 31, 2004 compared to only $22,000 for the prior year period. Overall, legal activity increased due to certain litigation matters, regulatory matters, as well as significant patent, statutory and regulatory filing activity. Through the second half of fiscal 2005, we expect overall legal expenses will decrease, but remain comparatively high, as we attempt to settle current SEC issues and other pending legal matters disclosed in this Report and to file registration statements on Form SB-2 with the SEC in order to register shares of our common stock. Additionally, the Company anticipates internalizing many legal and regulatory functions in connection with its effort to improve internal controls and reduce outside legal costs.

Accounting fees increased $309,000 for the six months ended October 31, 2004 compared to the prior year period. This increase was due to significant accounting activity related to the restatement of our financial results for fiscal years 2002 and 2003, as well as the completion of the audit for fiscal year 2004. We expect accounting fees to decrease for the second half of fiscal 2005, but remain comparatively high, as we complete the filing of our restated annual and quarterly financial results. Additionally, we anticipate that we will make further improvements to and efficiencies in our financial controls, which should reduce accounting costs.

Investor and public relations expense decreased $131,000 for the three months ended October 31, 2004 as compared to the prior year period. This decrease was the result of our cost-cutting measures implemented in March 2003, which included the elimination of one of our investor relations firm, as well as the redirection of resources toward more immediate concerns such as the funding of internal operations and expenditures related to the financial restatement and legal and regulatory matters. For the second half of fiscal 2005, we expect investor and public relations fees to increase as we intend to increase awareness of our products and our company in the marketplace and seek broader shareholder support and institutional coverage.

Insurance expense increased $17,000 over the prior year period. This increase was primarily attributable to a $10,000 increase for health insurance. Notably, in May 2004, we renewed our Directors and Officers liability policy for an additional year without incurring a substantial cost increase. At present, we maintain $2,000,000 of Directors and Officers liability insurance. The Company expects insurance expense for the second half of fiscal year 2005 to increase as a result of our providing health insurance coverage for new hires.

Travel expenses increased $92,000 for the six months ended October 31, 2004 over the prior year period. The increase was attributed primarily to the July demonstration in Istanbul, Turkey of our CarBomb Finder prototype and our demonstration the SIEGMA system at the NATO Symposium held in Madrid, Spain in October 2004. In connection with our commercialization objectives, sales and marketing personnel also attended numerous key industry conferences and trade shows, and management traveled to meet with consultants engaged to design and implement a proposed manufacturing plan.

Other expenses for the six months ended October 31, 2004 increased $188,000 over the prior year period and includes $120,000 of equity based compensation for Edgar filing services, and $103,000 for postage and delivery expense. The issuance of equity for services by us has been costly historically for the reasons discussed above. The $103,000 for postage and delivery was primarily incurred with the shipment of our prototype, equipment and supplies for our demonstrations in Turkey and Spain. Other expenses, which also include fees associated with stock transfer agent services, telecommunications, office equipment and supplies, licenses and permits, and web design and development, have increased during the period, and are anticipated to continue to increase for the second half of fiscal 2005, consistent with our expanded business development and international efforts.

RESEARCH AND DEVELOPMENT

Net research and development expenses increased $97,000 over the prior year period. No equity based expenses were recorded for research and development. The major components of research and development expenses are as follows:

                                  Six Months Ended
                          -----------------------------------      Increase/
                          October 31, 2004   October 31, 2003     (Decrease)
                              ---------         ---------         ---------
 Salaries and benefits        $ 309,000         $ 316,000         $  (7,000)
 Consultants                     84,000            34,000            50,000
 Supplies                        41,000            62,000           (21,000)
 Travel                          13,000             5,000             8,000
 Depreciation                    82,000            61,000            21,000
 Other                           87,000            67,000            20,000
 Grant income                  (182,000)         (208,000)           26,000
                              ---------         ---------         ---------

 Net                          $ 434,000         $ 337,000         $  97,000
                              ---------         ---------         ---------

Salaries and benefits related to research and development activities decreased $7,000 for the six months ended October 31, 2004 compared to the prior year period as we lost the services of two scientists that we are attempting to replace. Consulting expenses increased $50,000 as we engaged a construction and engineering firm to design and scout locations for a manufacturing and assembly facility. We expect salaries and benefits to increase in the second half of fiscal 2005 as we replace and add additional scientific personnel to advance the development of our technology and devices.

Supply expense decreased $21,000 for the six months ended October 31, 2004 compared to the prior year period, as we were not required to make as many material purchases as the prior year period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect supply expenses to increase for the remainder of fiscal 2005.

Travel expenses increased $8,000 for the six months ended October 31, 2004 compared to the prior year period year period due to an increase in grant application activity, which requires significant cross-continental travel.

We added additional equipment expense of $246,000 during the six months ended October 31, 2004 and $246,000 during fiscal year 2004. Together these additions increased depreciation expense $21,000 over the prior year period.

Other expenses for the six months ended October 31, 2004 increased $20,000 compared to the prior year period. The primary increase was due to increased rent, both our per foot rate and total space increased, this was offset by $20,000 for moving expenses in the prior year period. Other expenses, including, telephone, furniture and fixture rentals increased consistent with our expanded business development efforts during the current period.

For the six months ended October 31, 2004, we received grant money of $182,000 compared to $208,000 for the prior year period. In August 2002, our project to develop and test an anti-tank landmine detection system over a two-year period was selected by the U.S. Department of Defense under a Small Business Innovation Research (SBIR) contract. Under this contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract. We previously received $70,000 in SBIR contract proceeds to complete Phase I, and are entitled to receive an additional $780,000 in SBIR contract proceeds to complete Phase II, of which $597,000 has been earned to date. Under the terms of the SBIR contract, we are required to submit monthly written reports detailing our progress accompanied with an invoice for one-twelfth of the annual amount. When the written report is accepted by the U.S. Department of Defense, we receive payment in about 30 to 45 days.

DEPRECIATION

Total depreciation expense for the six months ended October 31, 2004 and 2003 was $103,000 and $64,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

INTEREST EXPENSE AND INCOME

Interest expense for the six months ended October 31, 2004 increased to $846,000 from $13,000 for the prior year. The increase was primarily due to $781,000 of non-cash charges upon issuance of CNP with detachable warrants to investors and $5,000 for the issuance of CNP to our former legal counsel.

During the six months ended October 31, 2004, we expensed as interest the total proceeds of $725,000 derived from the sale of CNP with detachable warrants to investors, since under GAAP accounting rules the combined fair value of the beneficial conversion feature and the detachable warrants exceeded $725,000. The CNP were convertible immediately and subject to rescission rights (as discussed elsewhere in this Report), and therefore, we expensed the fair value of the beneficial conversion feature as determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. We expensed the full value of the warrants as determined by using the Black-Scholes model. Interest expense upon issuance of the CNP was capped by the $725,000 proceeds received.

In September 2004, we issued to an investor CNP in principal face amount of $100,000, which note was subsequently converted into 192,308 shares of common stock. The beneficial conversion amount of $56,000, calculated by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the note, was expensed upon conversion.

During the six months ended October 31, 2004, we expensed as interest a beneficial conversion feature of $5,000 against $26,000 in CNP issued to our former legal counsel for services rendered. The CNP were convertible immediately, therefore, the fair value of beneficial conversion feature was determined by taking the difference between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP.

The CNP to the investors carry a 5% interest rate and the CNP to our former legal counsel carries a 10% interest rate. These notes and other notes payable of lesser amount, generated aggregate interest expense of $60,000 for the six months ended October 31, 2004.

Interest income for the six month periods ended October 31, 2004 and 2003 was minimal.

PENALTIES ON DEBT AND EQUITY ISSUANCES

We have issued as penalties, CNP, common stock, and warrants to certain holders of CNP, common stock and warrants with registration rights, as a result of our inability to file and maintain an effective a registration statement within certain specified deadlines. The penalties will stop accruing on all of the instruments once a registration statement covering the instruments is filed and maintained effective, or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144.

For the six months ended October 31, 2004, we recorded a $6,000 expense upon issuance of CNP with a face value of $6,000 as penalties for our delayed registration statement. Certain holders of previously issued CNP will continue to receive each month additional CNP equal to 2% of the original face amount of the notes, or principal balance. In addition, since the original CNP included detachable warrants, these investors also received and will continue to receive each month, amendments to their warrants to increase the number of shares underlying each warrant by 2% of the number of shares underlying the original warrants. For the six months ended October 31, 2004, we recorded a $50,000 expense upon adjusting warrants to purchase 47,062 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the six months ended October 31, 2004, we recorded $1,560,000 as a penalty expense upon the issuance or the committed issuance of 1,423,025 shares of common stock. Certain holders of unregistered common stock received and will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased. In addition, since the original shares included warrants, these investors also received and will continue to receive each month, as applicable, amendments to their warrants to increase the number of shares underlying each warrant by a percentage of the number of shares underlying the original warrants. For the six months ended October 31, 2004, we recorded a $791,000 expense upon amending warrants to purchase 1,003,602 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the six months ended October 31, 2003, we recorded penalty expenses in the amount of $203,000 and $6,000, against the issuance of 174,212 shares of common stock and warrants to purchase 8,239 shares of common stock as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we had cash and cash equivalents of $211,000 and $61,000 in grant money receivable for progress completed, of which $30,500 was collected in November 2004.

Other current assets, as of October 31, 2004, consisted primarily of $71,000 for prepaid insurance, a $33,000 deposit to a law firm, and a deposit of $34,000 towards the purchase of our neutron generator component.

During the six months ended October 31, 2004, our sources of cash were as follows:

                                                                                 Amount
                                                                            ------------------
           Sales of common stock                                                   $  443,000
           Proceeds from commitments to deliver common stock                          671,000
           Sales of convertible notes payable                                         100,000
           Sales of convertible notes payable subject to rescission rights            300,000
           Proceeds from notes payable                                                 65,000
           Proceeds from notes payable- related parties                               433,000
           Collection of equity subscription receivable                               425,000
                                                                            ------------------
                                                                                  $ 2,437,000
                                                                            ------------------

As of October 31, 2004, accounts payable increased to $919,000, an increase of $341,000 over the amount outstanding as of fiscal year ended April 30, 2004. A great part of this increase was due to our taking delivery of inventory components in October 2004, which required payment the next month. This occurred during a tightened cash position, which required us to delay payments to other service providers and vendors. In November, we improved our cash position and were able to reduce accounts payable to a historically standard level. Included in the total balance of accounts payable are significantly aged amounts that are being evaluated for legitimacy. Accrued expenses of $124,000 as of October 31, 2004 consisted primarily of $74,000 for accrued legal fees and a $50,000 fee payable to an investment bank.

The fee payable to the investment bank was accrued upon execution of an agreement in August 2003, pursuant to which we would receive a guarantee to support our bid for a $1,600,000 grant under a contract with the U.S. Navy. In exchange for a suitable guarantee, the Company was obligated to pay the investment bank a fee, which ranged from $50,000 to $150,000, depending upon whether or not the contract with the U.S. Navy was awarded to us. A guarantee was provided to the U.S. Navy in which the investment bank committed to fund between $2.5 million and $4 million through common stock purchases, so that we could demonstrate sufficient funding to perform against the 18-month contract. Although, we had been approved for the grant of $1,600,000, the Contracting Office of the Naval Surface Warfare Center ultimately disqualified us on the basis of our financial condition.

As of October 31, 2004, we accrued a payroll and payroll tax liability for the most recent period of $50,000, and accrued $8,000 interest for a payroll tax liability, bringing the total liability to $409,000 for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. We had previously reported an accrual of $350,000 for the fiscal year ended April 30, 2002, which we subsequently reversed in fiscal year 2003 based on our belief that the Company had no liability for payroll taxes and penalties predicated upon information supplied by a tax consultant. At that time, the value originally assigned to the stock was nil, as Microdevices was a closely held corporation with negative net worth, no prospective earnings power, no marketable product, and no dividend paying capacity. In August 2004, following a reassessment, we engaged additional tax advisors to determine if the Microdevices shares had a determinable value. Based upon their determination, we recognized a payroll tax liability which now stands at $409,000 as calculated, including penalties and interest. See Note 8 to our unaudited Consolidated Financial Statements.

As of October 31, 2004, we were in default on a note payable totaling $40,000 with a shareholder and related party. The note payable has been in default since November 1997.

As of October 31, 2004, we have issued unsecured convertible promissory notes totaling $673,000 to our former legal counsel. The legal fees were expensed as a general and administration expense in the periods incurred. The notes bear 10% interest and are due in April and June of 2005.

An investor in our common stock has the option to purchase an additional $650,000 worth of common stock. The additional purchases can be made at any time prior to the underlying common stock being registered, provided our stock price equals or exceeds $0.92. The agreement also provides for the issuance of warrants to purchase up to 1,648,086 shares at varying terms. The exercise prices of these warrants range between $0.83 and $1.65, and the warrants expire between 120 days and three and one-half years after issuance.

Further, as described in Note 12 to our unaudited Consolidated Financial Statements, an investor in our CNP has the option to purchase an additional $400,000 worth of CNP. The additional purchases can be made at any time prior to the underlying common stock being registered. The agreement also provides for the issuance of warrants to purchase up to 1,120,000 shares at varying prices. The exercise prices of these warrants range between $0.45 and $1.50 and the warrants expire between 120 days and three and one-half years after issuance.

In June 2004, we issued $300,000 of CNP to two investors. The CNP have a two year term, bear interest at 5% per annum and convert into common stock at $0.45 per share. The CNP have detachable warrants to purchase common shares with a three and one-half year term as follows: 1,333,332 shares at $0.45 per share; 400,000 shares at $0.75 per share, and 240,000 shares at $1.25 per share. If the securities are not registered by us before October 30, 2004, the investors are entitled to receive as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the original face amount of the CNP, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by us, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, if we sell new shares below $0.45 before January 15, 2005, in unrelated transactions, the conversion price of the CNP will be reduced to equal the price of the new shares. The notes may be subject to rescission rights and therefore have all been included in current liabilities even though they don't mature until fiscal 2006. See "Note 12 - Convertible Notes Payable Subject to Rescission."

During the six months ended October 31, 2004, we issued to investors $6,000 of CNP as a penalty for the delay of an effective registration statement for their underlying stock. The notes have a two-year term, bear interest at 5% per annum and convert into stock at $0.45 per share. The above sale of CNP and issuance as a penalty bring our total CNP balance to $542,000 as of October 31, 2004. Excluding accrued interest, the notes would be convertible into approximately 1,204,444 shares of our common stock.

During the period from April 2003 through June 2003, we sold common stock at prices between $0.33 and $0.35 per share, which are subject to buy-back. As of October 31, 2004, 2,000,000 shares remain subject to buy-back; however, information provided by our transfer agent indicates that many of these shares have been sold by the original purchaser. We have reserved a current liability of $694,000 for these shares and will continue to record the potential repurchase obligation as a liability until the two-year waiver period has lapsed.

During the fiscal year ended April 30, 2004, we sold 2,066,320 shares of common stock that may be subject to rescission rights. See "Note 13 - Sales of Common Stock Subject to Rescission." As of October 31, 2004, we have reserved a current liability of $1,058,000 against these shares.

As of October 31, 2004, we had total liabilities of approximately $5.5 million, which includes $2.3 million of liabilities related to rescission and buy-back obligations on our securities. Since we currently have no sales revenue, and the amount of liabilities significantly exceeds our cash on hand, we will be required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations.

Between May and August 2004, we sold 347,355 shares of common stock at various prices raising $443,250, net of finders' fees. The sales included warrants to purchase 261,151 of our common shares with exercise prices between $2.50 and $2.75. In addition to a cash fee of $31,750, we also paid a finders fee in the form of warrants to purchase 4,420 of our common shares exercisable at prices between $2.50 and $2.75.

In September, we committed to issue 71,739 shares of common stock and a warrant to purchase an additional 23,913 common shares for a subscription receivable of $33,000. The subscription receivable was paid to a law firm as a deposit on our behalf.

In October 2004, we committed to issue 1,436,426 shares of common stock for proceeds of $661,000. The stock was committed at $0.46 per share and included warrants to purchase 718,214 shares of common stock at $0.82. Also in October 2004, we committed to issue 21,277 shares of common stock for proceeds of $10,000. The stock was committed at $0.47 per share and included a warrant to purchase 7,092 shares of common stock at $1.00.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered ten neutron generators at a cost of approximately $1,033,000 through vendor financing. These generators are scheduled to be delivered at a rate of approximately one per month and we received our first unit from this order in October 2004. We may lease these units from the vendor for up to 12 months, with a buy-out option at the termination of the lease, for estimated monthly payments of $5,800, and with 80% of the lease payments allocated toward the purchase price. In May 2004, we ordered 60 neutron detectors for $1,368,000. We expect to receive deliveries of the detectors in the period between July 2004 and April 2005 and have included nine of these units as inventory to be assembled for sale as of October 31, 2004. Payment terms for these detectors require 50% down payment upon order with the balance due following our receipt and acceptance of the goods.

Below is a summary of our agreements presently in effect showing the monthly and annual minimum cost:

                                                                        Minimum         Annual
                                  Beginning           Ending            Monthly         Minimum
         Commitments                 Date              Date              Cost            Cost        Status
--------------------------------------------------------------------------------------------------------------------
Employment agreement
  with Chairman and CEO         January 2002       December 2006      $  18,820       $  225,600    In effect

Building lease agreement        September 2002     September 2005     $  12,623       $  151,476    In effect

Investor relations services     January  2004      June 2004          $   5,000       $   60,000    Month-to-Month

Public relations services       November  2002     February 2003      $  12,500       $  150,000    Month-to-Month

PLAN OF OPERATION

Our continuing corporate objective for the remainder of fiscal 2005 is to commercialize and bring to market our explosives identification prototypes, which include the CarBomb Finder and the newly designed SIEGMA system. Additionally, we expect to continue with research and development activities focused on the design, testing and development of sensor systems incorporating our proprietary "stoichiometric" technologies for numerous governmental and commercial applications and markets.

During the quarter, we received significant positive feedback as to the potential demand for our explosives identification products and have increased activity and directed resources toward both direct and indirect sales and marketing of our products domestically and overseas. Although we have not finalized a comprehensive marketing plan, we have entered into discussions with various distributors and resellers specializing in the security industry, as well as potential partners in developing some key geographic markets and verticals. We have also commenced with the development of an aftermarket service strategy, which intends to cover warranty and service, maintenance, certification, licensing, export policy, product liability and customer service. In line with this strategy, we are negotiating and have entered into certain outsourcing servicing arrangements. In August 2004, we entered into a teaming agreement with a global maintenance company, and in October 2004, we submitted our technology for coverage under the Safety Act. During the second half of fiscal year 2005, we intend to continue to rely on outside specialists involved in certification, inspection, and risk management.

Initial assembly of any orders will be performed at our research and development facility located in Irvine, California. Assembly at this facility will be limited, and we may be required to outsource certain functions and/or hire additional technicians as needed. We are currently seeking a location to serve as our principal assembly facility and have contracted with an engineering and construction company to help facilitate the location and design, as well as create and implement an optimal manufacturing plan. We are currently reviewing different locations and expect to make a final decision as to a location within the fiscal year. We are seeking approximately 60,000 square feet of space, which will allow us to expand production. Preliminary marketing data suggests a strong demand for commercial versions of our explosion detection prototypes. Accordingly, we will scale production to meet that demand. Construction and/or build-out costs are estimated to fall between $1 million and $2.5 million and we are negotiating with local municipalities and state agencies for monetary incentives to locate a facility to their area. If we decide to move forward on the manufacturing plan delivered, and have available to us the required capital, we expect that a facility will be operational in calendar year 2005.

In the current period, we acquired components in anticipation of future assembly and sale. Although we remain adverse to building inventories, due to the lead-time for the delivery of components from vendors and the perceived demand for our products, we have estimated that in order to meet orders we will require at any one time sufficient components to deliver at least 5 to 10 units of our explosive detection systems to buyers. In order to control inventory risk, we will continue to identify and seek to engage additional sources of components in order to reduce limit or eliminate our exposure to single-source suppliers and protracted delivery schedules.

In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, including a funded program with the TSA, we plan to continue to focus on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We also intend to build upon our investments in the base units and technologies upon which our explosives identifications prototypes are based, as well as introduce more sophisticated applications and configurations. We will use the proceeds of existing government grants, new grants and/or research and development contracts, together with other available funds, to accomplish these objectives.

We believe that general and administrative costs will show improvement in the second half of fiscal 2005 as we reduce legal and accounting expenses associated with the restatement of the Company's financial statements, certain pending litigation, and certain regulatory matters related to the SEC investigation, which, while there can be no assurance, we are hopeful may be resolved during this period. Materials and production costs for our explosive identification units will be significant in fiscal 2005, increasing throughout the year. Working capital requirements and inventories are also expected to grow throughout the year as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve with economies of scale attendant to the opening of our production facility, together with increased demand following the introduction of our products into the marketplace.

We anticipate significant increases in personnel requirements throughout our organization. Our production facility, when operational, will require the hiring or contracting of approximately 40 new personnel. As we begin the commercialization phase of our products and expand our operating structures, significant enhancements to corporate management will also be necessary. We anticipate the need to hire individuals to manage the product engineering, manufacturing and distribution functions, and to fill and upgrade key executive positions in the second half of fiscal 2005, including, among others, a Chief Financial Officer. Other areas that may require additional personnel include sales and marketing and customer service. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that can operate and manage projects with minimal supervision, additional scientists, and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as some assembly and distribution.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. We are currently negotiating a larger capital infusion in the range of $2 to $4 million, and we estimate that our total financial requirements for fiscal 2005 will be between $8 and $10 million. This will cover facility build out, inventory procurement, and operations. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment to raise the additional capital necessary to meet these financial requirements as of the date of this Report.

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

RISKS RELATED TO OUR BUSINESS

GENERAL BUSINESS RISKS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED STOCKHOLDERS' DEFICIT OF $ $28,379,000 AS OF OCTOBER 31, 2004, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have not generated any revenue from operations during the past two fiscal years, and we have incurred net losses available to common stockholders every year since our inception, including $8,183,346 for the year ended April 30, 2004 and $6,563,404 for the six months ended October 31, 2004. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype devices: the CarBomb Finder and the SIEGMA. To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

WE WILL NEED ADDITIONAL CAPITAL TO MEET OUR OPERATING NEEDS, AND ADDITIONAL CAPITAL MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

For the last two fiscal years, we have experienced average monthly operating expenses of approximately $270,000, and no revenues from operations to offset that amount. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder and SIEGMA is poorly received or fails altogether. Although we intend to seek additional funding through corporate collaborations or from loans or investments from new or existing stockholders, additional capital may not be available to us and, even if available, it may not be on terms which our Board of Directors would be willing to accept. If we cannot obtain the capital we need to fund our operations on terms which we can accept, we may be required to curtail our operations significantly, or cease our operations altogether, which would have a material adverse effect on our business, our operations and our financial condition.

AS A DEVELOPMENT STAGE COMPANY WITH AN UNPROVEN BUSINESS STRATEGY, WE MAY NOT BE ABLE TO ACHIEVE POSITIVE CASH FLOWS AND OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

While we have developed prototypes of our CarBomb Finder and SIEGMA devices, and are preparing to introduce our first commercial products, which include the CarBomb Finder 3C3 and the CarBomb Finder 3C4 models, as well as the SIEGMA E3E, we have made no sales of our initial product other than one order placed by our exclusive distributor in the Middle East, EEMCO, which is owned by one of our Directors, and the device will be priced effectively at our cost to manufacture the item with no allocable profit to us. Because of that situation, and that the markets of the CarBomb Finder and SIEGMA remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history. Since April 25, 2002, we have focused our resources on the development of products using our proprietary stoichiometric technology. We believe that we are the only company working on a commercial product using stoichiometric technology, and so there is no proven market for our products once development is complete. To date, we have no commercialization experience with our technology, and it is difficult to evaluate our prospects for sustained growth and profitability. Our future success is more uncertain than if we had a more established and proven history of operations and greater experience in executing similar business strategies. Furthermore, it is expected that our current business and marketing approach will be modified from time to time, as we continue to assess the markets and applications for our technology as well as evaluate prospective customer interest. No assurance can be made that the current strategies or any future changes in our business model, and the marketing of products, will be met with success. For the last two fiscal years we have not generated any significant revenues and, as a result, we have limited resources and our potential ability to generate and maintain income also remains unproven.

THE COMMERCIAL VIABILITY OF THE CARBOMB FINDER AND SIEGMA IS UNPROVEN, AND MAY NEVER BE REALIZED.

To the best of our knowledge, as of the date of this Report, no customer, industry partner or governmental entity has used a CarBomb Finder device to detect explosives, other than in demonstrations. We have not had independent testing of the CarBomb Finder device to rate or certify its functionality in explosive detection, nor have we commissioned an independent market or research study to determine its market potential. Consequently, the commercial viability of the CarBomb Finder and SIEGMA is unproven at this time. We also are unable at this time to qualify the amount and frequency of maintenance to be required by the CarBomb Finder and SIEGMA, as we have no reference data regarding real world use of the devices and we have limited experience in causing, or simulating, extensive usage. A significant increase in the amount of maintenance required to keep the devices operating may result in unforeseen problems or customer dissatisfaction. If this were to occur, prospective customers could very well perceive that there are reliability problems with our products, which could reduce the demand for our products. If commercial opportunities are not realized from the use of the CarBomb Finder and SIEGMA devices and we have difficulty attracting and maintaining customers, our ability to generate revenues will be adversely affected. We also have not had the ability to undertake extensive testing in real-world situations, and cannot with certainty explain how the device would be impacted by severe weather, burning or excessive heat, a wartime environment, various topographies or other circumstances which maybe of particular importance to certain prospective customers or in certain regions. Without internal data in respect of these kinds of testing, customers may be reluctant to spend the funds necessary to purchase our CarBomb Finder, SIEGMA, or any of our other prototype developments, and the sales cycle may be longer than we have anticipated or may not materialize at all, either of which events would have a materially adverse effect on our business, operations and financial condition.

WE HAVE LIMITED RESOURCES TO DEVOTE TO PRODUCT DEVELOPMENT AND
COMMERCIALIZATION. IF THE COMMERCIALIZATION OF THE CARBOMB FINDER AND SIEGMA PROVES UNSUCCESSFUL, ANY REALLOCATION OF RESOURCES COULD SUBSTANTIALLY HARM OUR BUSINESS.

Our business strategy is to develop, manufacture and market products incorporating our stoichiometric technology to address initially the security and counter-terrorism market and the chemical and petrochemical industry control market. Our current and primary objective is to commercialize our proprietary CarBomb Finder and SIEGMA devices. We believe that in the near term our revenue growth and profitability, if any, will substantially depend upon several factors, including the following:

      o our ability to raise additional capital to manufacture and market our current prototype devices, the CarBomb Finder and SIEGMA;

      o our ability to raise additional capital for general and administrative costs relating to our operations;

      o our ability to manufacture the CarBomb Finder and SIEGMA in commercial quantities, at a reasonable profit margin;

      o receipt of any requisite approvals from the Nuclear Regulatory Commission (NRC), the Department of State, the Department of Commerce, the Department of Defense, and similar state or foreign authorities, as applicable; market acceptance of the CarBomb Finder and SIEGMA and after-market satisfaction related to performance and maintenance issues;

      o legislative or other government actions driven, in part, by the public's perception of the threats facing the population and unrelated political circumstances, which may leading to significant fluctuations in demand for our products and services;

      o the availability and cost of key components for the CarBomb Finder and SIEGMA;

      o the timing of completion of acceptance testing for the CarBomb Finder and SIEGMA; and

      o changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of the CarBomb Finder and SIEGMA, caused by promotional offerings, customer volume orders, or competitive pricing pressures.

We have introduced our prototype devices, the CarBomb Finder and SIEGMA, only recently, and all other applications of our technology are still in the early stages of development. These include, at present, our BombSquad Detector, our Unexploded Ordnance Sensor, our Anti-tank Landmine Detector and our Refractorymeter. For the fiscal year ended April 30, 2004, we spent $804,000, or 14% of total operating expenses on research and development, and for the six months ended October 31, 2004 and October 31, 2003, we spent $434,644 or 13% and $337,077 or 13%, respectively, of total operating expenses on research and development. For the fiscal year 2004, we spent $4,796,000, or 86% of total operating expenses, on general and administrative expenses and for the six months ended October 31, 2004 and 2003, we spent $1,684,873, or 88% and $962,921, or 91%, respectively, of total operating expenses, on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder and SIEGMA. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder and SIEGMA devices will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

If we fail to commercialize the CarBomb Finder and SIEGMA, we will have no other products to sell until we complete their development and commercialization, which will require additional capital and time. As a result, our ability to generate revenues will decrease, which could substantially harm our business. Because we have limited resources to devote to product development and commercialization, any reallocation of resources to commercialization of the CarBomb Finder and SIEGMA devices that proves unsuccessful may delay or jeopardize the development of other products. The development of new products may require time and financial resources much greater than what we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products. The development of our products for the detection of explosives, illicit drugs, biological agents and other contraband is highly complex.

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2004, 2003 and 2002 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2004, we incurred a net loss available to common stockholders of $8,183,346, and had negative cash flows from operations of $2,846,157. In addition, we had an accumulated deficit of $21,815,596 and were in the development stage as of April 30, 2004. These factors, among others, as discussed in "Note 3- Going Concern" to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

COMPANIES, WHICH POSSESS MUCH GREATER FINANCIAL AND OTHER RESOURCES AND HAVE MORE MANUFACTURING, MARKETING, SALES AND DISTRIBUTION EXPERIENCE THAN WE HAVE, MAY DEVELOP A TECHNOLOGY WHICH COMPETES EFFECTIVELY WITH OUR STOICHIOMETRIC TECHNOLOGY, AND WE MAY BE UNABLE TO CAPTURE OR MAINTAIN MARKET SHARE.

Based upon our review of the industry, we believe that no other company today markets a technology which is similar to, or competitive with, our stoichiometric technology used in our CarBomb Finder, SIEGMA, and the other prototype devices referenced in this Report. The market for explosives and contraband detection equipment generally is dominated by a few very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a huge competitive advantage over us were they to begin to compete in our market. Our ability to market our technology as "unique" is dependent upon the fact that these larger, better-established companies do not have the ability to determine the exact identity, amount and weight of each element their equipment detects. If one of these competitors was to throw sufficient capital and other resources at developing a competitive technology, notwithstanding our efforts to secure protection of our core intellectual property rights, they might be able to do so, in which case it would be very difficult for us to compete and we might not be able to maintain our existing market share as of that point, or capture any additional market share, with our products. Furthermore, if one of these competitors were to develop a technology which was viewed as an improvement over our existing technology, our ability to maintain any segment of the neutron-based detection market might disappear altogether, which would have a materially adverse effect upon our business, operations and financial condition.

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


MANUFACTURING RISKS

WE HAVE NO MANUFACTURING EXPERIENCE AND OUR ABILITY TO BE ABLE TO SUCCESSFULLY EXECUTE A MANUFACTURING PLAN IS UNTESTED.

In order to be successful, we must be able to manufacture, or contract for the manufacture of, the CarBomb Finder and SIEGMA in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finders or SIEGMAs for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, we recently retained Lockwood-Greene Engineering and Construction to develop a detailed conceptual plan for a manufacturing facility. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate our proposed manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finders and/or SIEGMAs at our facilities in Irvine and to continue this effort for the remainder of 2004, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

Our manufacturing strategy, as contemplated, depends on the following:

      o the ability to raise additional capital to cover the costs of constructing and equipping a facility and for the manufacturing of the CarBomb Finder and SIEGMA in quantities necessary to meet anticipated demand should approval by regulatory authorities be obtained;

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


Any of these factors, or the failure to execute them, could delay the manufacturing and commercialization of the CarBomb Finder and SIEGMA, lead to higher costs, irreparably damage our reputation with future customers due to factors such as quality control or delays in order fulfillment, and result in our being unable to effectively sell the CarBomb Finder and SIEGMA and substantially harm our business.

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

We anticipate that at least the first 10 units of our CarBomb Finders and/or SIEGMA which we may be able to sell will have to be manufactured in-house, one at a time, with limited staff and resources and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot convert our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

WE RELY SUBSTANTIALLY ON THIRD-PARTY SUPPLIERS AND DEPEND UPON A LIMITED NUMBER OF SUPPLIERS OF ONE OF OUR COMPONENTS FOR OUR CARBOMB FINDER AND SIEGMA (THE GAMMA RAY DETECTOR). THE INABILITY TO OBTAIN PARTS FROM THESE SUPPLIERS ON A TIMELY BASIS AND THE LOSS OF PRODUCT OR DELAYS IN PRODUCT AVAILABILITY FROM ONE OR MORE THIRD-PARTY SUPPLIERS COULD SUBSTANTIALLY HARM OUR BUSINESS.

We currently rely on third-party suppliers for various parts of the CarBomb Finder and SIEGMA devices, including neutron generators with custom modifications and certain sub-assemblies. We have placed orders for these key components for the first 10 CarBomb Finders and/or SIEGMAs from a small number of sources. For example, we obtain the standard sealed tube neutron generators we use from a single source, EADS-Sodern, on a purchase order basis, and the sub-assemblies from a single source, PMB 322, on a purchase order basis. We believe that alternative sources for these components in the event of a delay or interruption in supply would be readily available on a timely basis, however, any inability by us to find alternative sources of key components, alternative third party manufacturers or sub-assemblers, or sufficient quantities of these key components, would impair our ability to manufacture and sell the CarBomb Finder and SIEGMA and result in delays or interruptions in shipments, which could cause current or potential customers to seek out competitors. In addition, if we are unable to pay for these components on a timely basis, or cannot arrange sufficient available credit, our third-party suppliers may delay or cease shipments, which would also impair our ability to manufacture and sell the CarBomb Finder and SIEGMA. We currently do not have long-term agreements with any of these suppliers. Furthermore, in view of the high cost of many key components, we would strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time, which would impair our ability to manufacture and sell the CarBomb Finder and SIEGMA and cause substantial harm to our business.

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

We, like most companies, purchase components for our products from third party suppliers. We have patent applications pending that are directed to various combinations of some of these components, but do not cover any of these components separately. Competitors could purchase the same components from the same suppliers and assemble similar products to the extent not protected by our patent or other intellectual property rights. We cannot assure you that our competitors will not independently develop comparable or superior technologies using similar or identical components or that our competitors will not obtain unauthorized access to our proprietary technology and utilize it where we have no patents or where our patents do not cover the competitor's technology. Areas of the world where we do not have patent applications include, for instance, the Middle East, Russia, Africa, and South America. We believe that we have applied for patents in countries, which constitute the largest markets for our products, and we intend to expand our patent portfolio. We have applied for patents in the United States, the European Union, Canada, and Japan and as improvements are made we intend to file also elsewhere for any potential patent protection. See the discussion under the heading Intellectual Property Risks.

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

GOVERNMENTAL AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS, WHICH CREATE ADDITIONAL RISKS.

In contracting with governmental agencies, we are subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Any potential sales to public agencies will depend, in part, on our ability to satisfy their contract requirements, which may be difficult or impossible in certain cases. Moreover, government contracts typically contain unilateral termination provisions unfavorable to us and are subject to discretionary auditing and modification by the government, which subject us to additional risks. The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Nonetheless, termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit such recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Any potential contracts with foreign governmental agencies or bodies may contain similar provisions. Consequently, our backlog on government contracts cannot be deemed a true indicator of our future revenues. The government's termination of one or more of the contracts for products under development would harm our business. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which are readdressed on an annual basis. Consequently, our contracts with certain government agencies generally are only funded in part at the outset and commit additional monies only as Congress makes appropriations for future periods. The inability or failure by the government in funding one or more of the contracts for our products under development would harm our business.

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

We have incurred net losses since our inception. For the fiscal year ended April 30, 2004 and the six months ended October 31, 2004, we reported net losses available to common stockholders of $8,183,346 and $6,563,404, respectively, as compared to a net loss available to common stockholders of approximately $6,771,471 for the fiscal year ended April 30, 2003 and $2,904,809 for the six months ended October 31, 2003. Our accumulated deficit through October 31, 2004 is $28,379,000. We expect that our losses will continue into fiscal year 2005. We estimate that our financial requirements will be between $8,000,000 and $10,000,000, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

MARKETING RISKS

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH INDUSTRY PARTNERS MAY HARM OUR BUSINESS.

Our success will depend in part on establishing and maintaining relationships with industry partners. Our ability to produce and market the CarBomb Finder and SIEGMA devices is dependent upon our ability to establish and maintain satisfactory relationships with other companies and individuals. We may not be able to enter into relationships with these companies on commercially reasonable terms or at all. Even if we establish such relationships, not all may result in benefits for our company.

WE HAVE GRANTED A THIRD PARTY SUBSTANTIAL MARKETING RIGHTS TO THE CARBOMB FINDER AND SIEGMA DEVICES IN AN IMPORTANT MARKET. IF THE THIRD PARTY IS UNSUCCESSFUL IN MARKETING THE CARBOMB FINDER AND SIEGMA, OUR MARKETING PLAN IN THE RELEVANT TERRITORY COULD BE JEOPARDIZED OR INTERRUPTED.

We have entered into an exclusive distribution agreement for the initial model of our CarBomb Finder with an equipment marketing company, EEMCO, for our marketing and sales efforts in 11 countries in the Middle East and North Africa. EEMCO is owned by a director of our company, Harb Al-Zuhair. This agreement covers one of our primary anticipated regional markets, and so our success in penetrating this marketplace will depend, in large part, on EEMCO's ability to make sales within its territory. Provided that it has met its minimum sales requirement to maintain exclusivity for any country within its territory (which is a minimum of four sales in each country within the territory by August 2005), we will not be able to offer marketing rights to our prototype CarBomb Finder to any other entity to make sales within that specific territory. If EEMCO meets its minimum sales requirement by August 2005, it will not be required to do anything further to retain its exclusivity for that product. Although we have the right to terminate the agreement upon 60 days notice for any reason, or immediately if there is a material breach, there may be significant costs associated with extricating ourselves from the agreement and market share could be compromised if a smooth transition to another distributor is not made.

INTELLECTUAL PROPERTY RISKS

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

The protection of our intellectual property and the establishment of patents and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of intellectual property through various methods such as patents and patent applications, trademarks, copyrights, confidentiality and non-disclosure agreements. We also rely on trade secrets, proprietary methodologies and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees. However, it is possible that these agreements may be breached and that the available remedies for any breach will not be sufficient to compensate us for damages incurred.

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

REGULATORY AND LEGAL RISKS

THE CARBOMB FINDER, SIEGMA, AND ANY FUTURE PRODUCTS IN DEVELOPMENT UTILIZING OUR TECHNOLOGY WOULD BE SUBJECT TO RADIATION SAFETY REGULATIONS AND LICENSING REQUIREMENTS. COMPLYING WITH THESE REQUIREMENTS MAY RESULT IN DELAYS IN THE DEPLOYMENT AND CUSTOMER UTILIZATION OF THE CARBOMB FINDER, SIEGMA, AND FUTURE PRODUCTS.

Our CarBomb Finder, SIEGMA, and any future products in development utilize a process that results in neutron radiation. As a potential manufacturer of a fast neutron emitting device, we and our customers must comply with applicable governmental laws and regulations and licensing requirements, which may include those promulgated by the U.S. Nuclear Regulatory Commission ("NRC") and the U.S. Food and Drug Administration ("FDA"), governing the design and operation of our products, including appropriate radiation shielding. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray equipment. Further, we believe that the design and incorporation of appropriate shielding in our products and the development of appropriate operating procedures in view of their intended use are, as an engineering and public safety matter, relatively straight-forward matters. Nevertheless, compliance with these rules and regulations and licensing requirements entails additional expense, effort and time in bringing our products to market.

THE MANUFACTURE AND SALE OF DEVICES WHICH EMIT RADIATION ARE SUBJECT TO THE REGULATORY CONTROLS AND STANDARDS OF VARIOUS DOMESTIC AND FOREIGN JURISDICTIONS. THESE REGULATIONS MAY BECOME MORE RESTRICTIVE AS POLICIES, GUIDELINES AND STANDARDS CHANGE, AND OUR ACTIVITIES AS TO CURRENT AND FUTURE PRODUCTS MAY BE CURTAILED OR INTERRUPTED.

Currently, our prototype CarBomb Finder, SIEGMA and other devices incorporating our stoichiometric technology for detection purposes utilize a sealed tube neutron generator to create the stream of fast neutrons which is emitted from the device. These generators are off-the-shelf neutron generators which do not require licensing by the NRC or other regulatory body to manufacture. However, if we were to customize our own proprietary neutron generator for use with our products, such new generator would be subject to review and licensing by the NRC, and potentially by any other jurisdiction in which we may manufacture or sell our products in the future. Currently, the end users of our devices may be required to obtain NRC and other permits in order to operate them. There can be no assurance that the need to obtain end-user permits, and/or to comply with any future regulations which may be adopted by the NRC or other U.S. or foreign regulatory bodies will not limit, or be a bar, to our potential customers purchasing our products. Furthermore, the imposition of stricter permitting regulations on the manufacturing of devices that utilize the sealed tube neutron generator, or the increase in regulatory requirements if we were to develop our own customized neutron source, could be prohibitively expensive or adversely affect our ability to manufacture our devices as currently contemplated, which could have a materially adverse effect upon our future sales and financial condition.

IF CURRENT EXPORT ADMINISTRATION ACT REGULATIONS WERE TO CHANGE, OR IF OUR DEVICES ARE PURCHASED IN COUNTRIES WHICH ARE VIEWED AS A THREAT TO REGIONAL STABILITY, WE COULD BECOME SUBJECTED TO THE MORE STRINGENT RULES OF THE U.S. DEPARTMENT OF STATE, AND CERTAIN CURRENTLY PERMISSIBLE SALES ACTIVITIES COULD BE LIMITED OR PROHIBITED ALTOGETHER.

Although we have not submitted a formal commodity classification request to the BIS, we believe the CarBomb Finder and SIEGMA would most likely be classified under ECCN 2A983, and subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). Accordingly, sales of our currently anticipated products to countries which are not restricted pursuant to the BIS' listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", require no special licensing. Sales to other countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the U.S. Department of Commerce, may require us to obtain federal licensing, or become subject to more stringent rules of the U.S. Department of State. There can be no guarantee that we will be able to obtain such licenses at that time, or if we can that costs of doing so will not be prohibitive or significantly our poll of available customers.

IF FUTURE PRODUCTS, SUCH AS THE CARBOMB FINDER AND SIEGMA, FAIL TO DETECT OR CONFIRM EXPLOSIVES, WE COULD BE EXPOSED TO PRODUCT LIABILITY AND RELATED CLAIMS AND MAY FAIL TO ACHIEVE MARKET ACCEPTANCE.

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

The price of our stock declined sharply in connection with our announcements concerning our SEC investigation. Our stockholders could suffer a continued loss in value of their shares based upon the circumstances alleged in the Wells Notice. For instance, if Mr. Alter committed any wrongful act while serving as our agent, we could have liability for any resulting damages. Also, our stockholders, customers and others could lose confidence in us if they believe this incident is a result of unresolved problems or intentional misconduct. There may be material additional costs and expenses, including legal expenses that could be involved in resolving out these issues and assisting the SEC with such work. Furthermore, this incident could materially damage the public's perception of us, and any adverse public sentiment may have a materially adverse effect on the market price of our common stock and our financial results. One of the possible effects on us could be a depressed stock price, which may hinder our ability to raise capital on favorable terms. Current management may also consider pursuing legal action or litigation against the individuals who may have perpetrated the actions being questioned by the SEC, based on the conclusions of the SEC inquiry. Such litigation could also involve material costs that could affect our financial position. These costs may include the cost of indemnifying the defendants or advancing costs to the defendants pending the outcome of the suit. Finally, if the SEC does seek permanent injunctive action against us, and if it is successful in that objective, we will have a record that may hinder, or make unavailable, certain types of investment in the future.

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

During the year ended April 30, 2003 and the quarter ended October 31, 2003 we sold 1,400,000 and 900,000 shares of common stock, respectively, using the prospectus that did not include the fixed pricing information required by the Securities Act. The purchase prices were between $0.33 and $0.35 per share. As of April 30, 2004, of the 2,300,000 shares of common stock that were sold to investors and are subject to buy-back as described above, we have obtained signed waivers from investors representing 300,000 shares of the purchased common stock. Because we believe that we may still obtain waivers from investors who purchased an additional 600,000 shares of common stock and, based on information provided to us by our transfer agent, that the remaining 1,400,000 shares of common stock have been sold by the original purchasers, management feels that the probability of any investor requesting the repurchase of common stock subject to buy-back for the reason stated above to be remote, and such shares of common stock have been included in our calculation of our stockholders' deficit on our balance sheet. Nevertheless, we will continue to record the potential repurchase obligation, estimated at $694,000, as a liability until the two-year waiver period has lapsed.

UNDER THE FEDERAL SECURITIES LAWS, THE PRIVATE OFFERING OF OUR SECURITIES BY US WHILE CERTAIN SELLING STOCKHOLDERS' SHARES WERE IN REGISTRATION WITH THE SEC MAY BE DEEMED TO BE "INTEGRATED" UNDER THE FEDERAL SECURITIES LAWS OF THE UNITED STATES, AND PURCHASERS OF SHARES THROUGH THE PRIVATE OFFERING MAY DEMAND RESCISSION OF THE OFFERING.

During the period from September 3, 2003 through April 16, 2004, we had on file with the SEC registration statements on Form SB-2 seeking to register for public sale shares of its common stock. A total of 5 million of the shares to be registered were shares to be newly issued for sale by us, and the remainder was shares to be registered for resale for the account of selling stockholders who purchased the our shares in private placements conducted previously. On September 19, 2003, we withdrew the registration statement containing the shares to be registered for our benefit, and re-filed a registration statement solely seeking to register the shares of the selling stockholders. This registration statement was also withdrawn on April 16, 2004.

While our registration statements were on file with the SEC, we also raised capital through the sale of our securities in a private placement to certain accredited investors. While it is true that rules and regulations under the Securities Act of 1933 do not permit issuers such as us to conduct a contemporaneous public offering on a continuous basis at varying prices or a negotiable price, the only overlap occurred with respect to the registration statement for the selling stockholders. Although we, as an issuer, were not selling stock both publicly and privately at the same time, we have been advised that it is possible that the contemporaneous, private offering of our securities while the selling stockholders' shares were in registration with the SEC may be deemed to be "integrated" under the federal securities laws of the United States. Integration occurs where two offerings that are close in time are deemed to constitute one, single offering, and the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. In such event, the persons who purchased securities in such an offering may be entitled to, in addition to any other penalties or fines which may be assessed against the issuing company, the right to demand rescission of the offering. In that case, we would be required to pay each rescinding investor the amount it received as consideration for the illegal securities, plus any interest accrued with respect to such amount at the applicable rate, and the securities would be cancelled.

While the Company has not completed any independent investigation into whether or not the rescission rights are in fact due to certain shareholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to prior investors. Based upon certain advice it has received, the Company recorded $1,058,156 from the sales of 2,066,320 shares of common stock during this period when the registration statement was on file, as a liability as of October 31, 2004.

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

CORPORATE RISKS

ONE OF OUR STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER OF OUR STOCKHOLDERS, HAS SUBSTANTIAL INFLUENCE OVER THE DIRECTION OF THE COMPANY.

As of October 31, 2004, Dr. Bogdan C. Maglich , our Chief Executive Officer, Chairman, Chief Scientific Officer, Treasurer and President, beneficially owns approximately 24 % of our outstanding shares as of the date of this Report. Accordingly, he has a substantial influence in determining the outcome of certain corporate transactions or other matters submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. He also has the power to prevent or cause a change in control. It is assumed that in certain instances the interests of Dr. Maglich may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

The amount of the penalties paid or accrued as a result of the defaults described above through November 30, 2004 is 1,607,618 shares of common stock, $20,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 1,466,869 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

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

WE MAY NOT BE ABLE TO PAY AN ACCRUED PAYROLL TAX LIABILITY.

As of October 31, 2004, we identified an additional payroll tax liability of $400,734 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock, which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

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

There are 42,189,004 shares of our common stock outstanding as of December 17, 2004, which does not include 20,731,751 new shares we have committed to issue upon exercise of options and warrants and convertible notes. If we issue all of the shares underlying currently outstanding warrants, options and convertible notes, this will result in approximately 29% dilution of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive approximately $16,200,707 in cash and approximately $1,305,797 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make an acquisition of us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:

      o Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, including a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder; and

      o the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without any further vote or action by our stockholders, in a manner designed to prevent or discourage a takeover or provide preferences for the investor ahead of holders of common stock.

Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-QSB, Dr. Bogdan C. Maglich, serving in his capacity as our CEO and Treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon his review, Dr. Maglich concluded that our disclosure controls and procedures during our fiscal quarter ended October 31, 2004 have improved and have become more effective than the prior period in alerting us on a timely basis to material information relating to the Company which is required to be included in our reports filed under the Securities Exchange Act. Notwithstanding the improvements, several deficiencies present during the prior period continue to affect our ability to file periodic reports on schedule. These deficiencies derive from three primary problems: (1) a general lack of corporate governance due to a lack of resources and manpower, and an inability to create an effective segregation of duties due to the requirement of Dr. Maglich to perform too numerous corporate and business functions simultaneously; (2) a lack of general oversight through a more systematic and formal approach to the conduct of our corporate, financial and business affairs; and (3) the lack of a full-time and experienced chief financial officer.

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

With these changes, Dr. Maglich has concluded as of the time of the filing of this Report that our company does have in place an effective system for timely meeting our Securities Exchange Act requirements, although further refinements are contemplated as indicated above. Of necessity, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any system will succeed in adhering to its stated goals under all potential future conditions. These include an assumption that we will be able to raise, through equity investment, grants, or otherwise, the funding necessary to implement and maintain our internal control system. There can be no assurance that we will be able to implement or maintain an effective system of internal controls, and if we are not able to do so, we risk being in violation of our obligations as a public company in the future. See: Risk Factors: Corporate Risks.

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

YEFFET SECURITY CONSULTANTS, INC.

HiEnergy is currently arbitrating a dispute with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"). We entered into a consulting agreement with YSCI in July 2002. Under the terms of this agreement, YSCI was to provide consulting services to us to further our marketing and business objectives. On October 29, 2003, we notified Yeffet Security Consultants that we were terminating its contract on the grounds of inadequate performance. YSCI alleged that we breached the consulting agreement and is seeking to recover $449,540.91. We deny this allegation and intend to defend it vigorously in arbitration. Depositions in this matter have been set to begin on December 15, 2004 in New Jersey.

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

FILED COMPLAINT

On October 19, 2004, the Company learned about a Complaint filed in federal court in Orange County, California, and which is styled as a "Complaint for Violation of Federal Securities Laws (Class Action)". As of the date of this Report the Company has not been served in connection with the Complaint. On November 2, 2004, we filed a notice of claim with our D&O insurance carrier with regard to the Complaint. Neither the Company nor its legal counsel have yet had an opportunity to study the Complaint, and therefore cannot make any determination as to the merit of any of the claims asserted, possible defenses to any such claims, or any other aspect of the lawsuit.

                          ITEM 2. CHANGES IN SECURITIES

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2004, EXCLUDING ISSUANCES PREVIOUSLY INCLUDED IN A CURRENT REPORT ON FORM 8-K

      o In October 2004, we committed to issue 15,000 Shares to the board members of HiEnergy Technologies, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

      o In October 2004, we committed to issue 267,885 shares of our common stock, par value $0.001 ("Shares"), and warrants to purchase 182,982 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

      o In September 2004, we committed to issue 15,000 Shares to the board members of HiEnergy Technologies, Inc. as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

      o In September 2004, we committed to issue 286,573 shares of our common stock, par value $0.001 ("Shares"), and warrants to purchase 182,468 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

      o In September 2004, the Company committed to issue 71,739 shares of common stock and warrants to purchase 23,913 shares of common stock with an exercise price of $1.00 in a related party transaction to Mr. William Nitze in exchange for $33,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or
            Section 4(2) under the Securities Act.

      o In September 2004, we issued 192,308 shares of common stock at $0.52 per share to Maria Pilar Galera Escobedo upon conversion of a convertible note payable for $100,000. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In August 2004, we committed to issue 264,231 shares of our common stock, par value $0.001 ("Shares"), and warrants to purchase 176,174 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

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

                          ITEM 6. EXHIBITS AND REPORTS

EXHIBIT INDEX


EXHIBIT NUMBER    DESCRIPTION

2.1(1) Voluntary Share Exchange Agreement by and between HiEnergy Technologies, Inc. and HiEnergy Microdevices, Inc. dated March 22, 2002

2.2(5) Agreement and Plan of Merger dated October 18, 2002 by and between the Registrant and its wholly owned subsidiary, HiEnergy Technologies, Inc., a Delaware corporation

3.1(5) Certificate of Incorporation of HiEnergy Technologies, Inc., a Delaware corporation, filed on October 17, 2002

3.2(5) Bylaws of HiEnergy Technologies, Inc., a Delaware corporation, adopted on October 18, 2002

3.3(10)           Certificate of Elimination of Series A Convertible Preferred
                  Stock

4.1.1(5)          Specimen Common Stock Certificate

4.2(1) Form of Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common Stock Investor. See also Exhibit 10.55 Form of Subscription Agreement between the Registrant and each April 2002 Private Placement Common Stock investor.

4.3(1) Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common Stock Investor

4.4(3) Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002 Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common 4.4.1(5) Stock investor. See also
                  Exhibit 10.24 Form of Subscription Agreement between the Registrant and each June 2002 Private Placement Common Stock investor.

4.5(5) Registration Rights Agreement dated July 12, 2002 between the Registrant and Isaac Yeffet

4.6(5) Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.

4.7(5) Registration Rights Agreement dated October 7, 2002 between the Registrant and the Series A Convertible Preferred Stock Investors set forth below:

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

4.9(5) Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement Common Stock Investor

4.10(5) Form of Warrant Certificate issued by the Registrant to each October 2002 Private Placement Common Stock investor

10.1(5) Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics

10.1.1(10)        Addendum to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated July 1, 2003

10.1.2(16)        Addendum No. 2 to Original Lease Agreement dated August 15,
                  2002, between the Registrant and Del Mar Avionics dated
                  January 1, 2004.

10.1.3(16)        Addendum No. 3 to Original Lease Agreement dated August 15,
                  2002, between the Registrant and Del Mar Avionics dated
                  January 20, 2004.

10.3(4) Stock Option Agreement between Isaac Yeffet and HiEnergy Technologies, Inc. dated July 12, 2002

10.4(4) Letter Agreement between H.C. Wainwright & Co., Inc. and HiEnergy Technologies, Inc. dated August 8, 2002

10.4.1(3)         Award Contract between HiEnergy Microdevices, Inc. and the
                  U.S. Department of Defense dated February 12, 2002

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

10.17.1(6)        10.17.1(6) Form of Warrant Certificate dated August 11, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and
                  Assigns

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

10.20(5) Employment Agreement dated September 25, 2002 between the Registrant and Tom Pascoe*

10.21(5) Nonqualified Stock Option effective September 25, 2002 issued by the Registrant to Tom Pascoe*

10.22(16)         Series A Convertible Preferred Stock Purchase Agreement dated
                  October 7, 2002 between the Registrant and the Series A
                  Convertible Preferred Stock investors.

10.23(16)         Consulting Agreement dated September 25, 2002 between the
                  Registrant and Barry Alter*

10.24(5) Form of Subscription Agreement between the Registrant and each June 2002 Private Placement Common Stock investor. See also
                  Exhibit 4.4.1 Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock investor.

10.25(5) Form of Subscription Agreement between the Registrant and each October 2002 Private Placement Common Stock investor.

10.26(7) Warrant Certificate dated December 9, 2002 issued by the Registrant to Wolfe Axelrod Weinberger Associates LLC.

10.29(16)         Termination Agreement dated November 27, 2002 between HiEnergy
                  Technologies, Inc. and H.C. Wainwright & Co., Inc.

10.30(7) Termination Agreement dated December 2, 2002 between HiEnergy Technologies, Inc. and Wolfe Axelrod Weinberger Associates LLC.

10.31(7) Form of Warrant Certificate dated December 9, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc. and Assigns.

10.32(16)         Placement Agent Agreement dated December 16, 2002 between
                  HiEnergy Technologies, Inc. and Seabury Transportation
                  Advisors LLC.

10.32.1(10)       Letter dated July 2003 terminating agreement with Seabury
                  Transportation Advisors, LLC.

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

10.38(16)         Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies, Inc.

10.39(8) Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises, Inc.

10.40.1(9)        Client Fee Agreement between HiEnergy Technologies and Yocca,
                  Patch & Yocca, LLP

10.40.2(9)        Form of Promissory Note between HiEnergy Technologies, Inc.
                  and Yocca, Patch & Yocca, LLP

10.40.3(12)       Amendment of the Promissory Note issued to Yocca, Patch &
                  Yocca, LLP

10.41(9) Jenkins Capital Management LLC Private Placement Agreement dated April 22, 2003

10.42(9) Vertical Ventures Investments LLC Stock Purchase Agreement dated April 23, 2003. See also Exhibit 10.72 Form of Escrow Agreement.

10.43(9) Greenwich Growth Fund Limited Stock Purchase Agreement dated April 28, 2003. See also Exhibit 10.72 Form of Escrow Agreement.

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

10.46(9) Stock Option Agreement between Bogdan C. Maglich and HiEnergy Technologies, Inc. dated February 11, 2003*

10.47(10)         HiEnergy Technologies, Inc. 2003 Stock Option Plan*

10.48(10)         HiEnergy Technologies, Inc. Form of Stock Option Agreement*

10.49(10)         Yocca, Patch & Yocca, LLP Stock Purchase Agreement dated June
                  16, 2003

10.50(10)         Richard Melnick Stock Purchase Agreement dated June 18, 2003.
                  See also Exhibit 10.72 Form of Escrow Agreement.

10.51(10)         Jeffrey Herman Stock Purchase Agreement dated June 23, 2003.
                  See also Exhibit 10.72 Form of Escrow Agreement.

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


10.53(10)         Form of Warrant Certificate dated August 8-29, 2003 between
                  HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.53.1(13)       Form of Amendment of Warrant dated December 15, 2003 between
                  HiEnergy Technologies, Inc. and the purchasers of common stock and warrants

10.54(10)         International Distribution Agreement between the Registrant and Electronic Equipment Marketing Company(EEMCO) dated July
                  28, 2003

10.55(10)         Form of Subscription Agreement between the Registrant and each
                  April 2002 Private Placement Common Stock investor. See also
                  Exhibit 4.2 Form of Registration Rights Agreement between the
                  Registrant and each April 2002 Private Placement Common Stock investor.

10.56(16)         Form of Amendment No. 1 to Subscription Agreement between the
                  Registrant and each April 2002 Private Placement Common Stock investor

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

10.60(16)         Letter Agreement between SBI - USA LLC and HiEnergy
                  Technologies, Inc. dated August 1, 2003

10.61(14)         Promissory Note issued to Bogdan Maglich by HiEnergy
                  Technologies, Inc.

10.62(14)         Note Purchase Agreement dated January 16, 2004 between
                  HiEnergy Technologies, Inc. and Platinum Partners Value Fund
                  LP, with attached Form of Convertible Note and Warrant

10.63(14)         Note Purchase Agreement dated January 31, 2004 between
                  HiEnergy Technologies, Inc. and Richard Melnick with attached
                  Form of Convertible Note and Warrant

10.64(14)         Stock Purchase Agreement dated February 9, 2004 between
                  HiEnergy Technologies, Inc. and Bullbear Capital Partners, LLC with attached Form of Warrant

10.65(14)         Letter Agreement between KCSA Public Relations Worldwide and
                  HiEnergy Technologies, Inc. dated January 6, 2003

10.66(14)         Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Microdevices, Inc. dated March 26, 2002.

10.66.1(14)       Assignment of Patent Rights from HiEnergy Microdevices, Inc.
                  to HiEnergy Technologies, Inc. dated November 17, 2003.

10.67(14)         Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Technologies, Inc. dated November 17, 2003

10.68(14)         Employment Agreement between HiEnergy Technologies, Inc. and
                  Ioana C. Nicodin dated February 3, 2004

10.69(14)         Note Purchase Agreement dated January 28, 2004 between
                  HiEnergy Technologies, Inc. and Nicholas J. Yocca with attached Form of Convertible Note and Warrant

10.70(15)         Form of Consent and Waiver from April 2003 purchasers of
                  common stock.

10.71(15)         Form of Release from June 2003 purchasers of common stock.

10.72(16)         Form of Escrow Agreement utilized in connection with the Stock
                  Purchase Agreements filed as Exhibits 10.50, 10.51, 10.52 and
                  10.58.

10.73(19)         Employment Letter dated April 12, 2004 between Sean Moore and
                  HiEnergy Technologies, Inc.

10.74(19)         Proposal for Detailed Concept Design Services dated June 7,
                  2004 between Lockwood Greene Engineering & Construction and
                  HiEnergy Technologies, Inc.

10.75(19)         Employment letter dated July 26, 2004 between Jim Hertzog and
                  HiEnergy Technologies, Inc.

10.76(19)         Engagement Agreement dated July 27, 2004 between Pacific
                  Summit Securities and HiEnergy Technologies, Inc.

10.77(19)         Teaming Agreement dated August 4, 2004 between HiEnergy
                  Technologies, Inc. and Siemens Maintenance Services, LLC

10.78(20)         Consulting Agreement dated July 22, 2004 between Greg Henkel and HiEnergy Technologies, Inc.

10.79(21)         Form of Stock Purchase Agreement and Warrant issued in
                  connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc., dated
                  October 18, 2004

10.80(22)         Form of Debt Conversion Agreement and Warrant between Maglich
                  Family Holdings and HiEnergy Technologies, dated November 19,
                  2004

10.80 Consulting Agreement dated November 22, 2004 between Don Abbe and HiEnergy Technologies, Inc., filed herewith

14.1(9) Code of Ethics for Senior Financial Officers of HiEnergy Technologies, Inc.

16.1(1)           Letter of Manning Elliott

21.1(9)           List of Subsidiaries

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

(20) Filed on October 20, 2004 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended July 31, 2004, and incorporated herein by reference.

(21) Filed on November 30, 2004 as exhibit 99.1 to HiEnergy Technologies' current report on Form 8-K dated May 17, 2004 and incorporated herein by reference.

(22) Filed on November 30, 2004 as exhibit 99.2 to HiEnergy Technologies' current report on Form 8-K dated May 17, 2004 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HIENERGY TECHNOLOGIES, INC.


Date:    December 17, 2004           By: /s/ Bogdan  C. Maglich
      -----------------------            -------------------------------------
                                         Bogdan C. Maglich,
                                         Chief Executive Officer, President,
                                         Treasurer and Chief Scientific Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)