Form 10QSB
period 2005-01-31
HIENERGY TECHNOLOGIES INC
filed 2005-03-17
CIK 1112424

f                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                 For the quarterly period ended January 31, 2005

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

                 1601-B Alton Parkway, Irvine, California 92606
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 757-0855
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2005, the issuer had 45,691,208 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    Index to

                         Quarterly Report on Form 10-QSB

                      For the Period Ended January 31, 2005

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION                                                 2

Item 1 Financial Statements

       Consolidated Balance Sheets as of April 30, 2004 and
       January 31, 2005 (unaudited)                                            3

       Consolidated Statements of Operations for the nine months
       ended January 31, 2005 and 2004 (unaudited) and for the
       period from August 21, 1995 (inception) to January 31, 2005
       (unaudited)                                                             4

       Consolidated Statements of Shareholders' Equity (Deficit)
       for the period from August 21, 1995 (inception) to
       January 31, 2005 (unaudited)                                            4

       Consolidated Statements of Cash Flows for the nine months
       ended January 31, 2005 and 2004 (unaudited) and for the
       period from August 21, 1995 (inception) to January 31, 2005
       (unaudited)                                                            15

       Notes to the Consolidated Financial Statements (unaudited)             18

Item 2 Management's Discussion and Analysis and Plan of Operation             48

Item 3 Controls and Procedures                                                84

PART II - OTHER INFORMATION                                                   85

Item 1 Legal Proceedings                                                      85

Item 2 Changes in Securities                                                  87

Item 6 Exhibits                                                               88

SIGNATURES                                                                    95

                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEET
                      FOR THE PERIODS ENDED JANUARY 31, 2005 AND APRIL 30, 2004
-------------------------------------------------------------------------------

                                                                                                     January 31,        April 30,
                                                                                                        2005               2004
                                                                                                    (unaudited)
                                                                                                    ------------       ------------
CURRENT ASSETS
            Cash and cash equivalents                                                               $    547,597       $     42,857
            Accounts receivable                                                                          152,491             30,412
            Inventory                                                                                    589,713                 --
            Other current assets                                                                         422,384            224,817
                                                                                                    ------------       ------------

                      Total current assets                                                             1,712,185            298,086
                                                                                                    ------------       ------------

PROPERTY AND EQUIPMENT, net                                                                              603,272            610,468
                                                                                                    ------------       ------------

TOTAL ASSETS                                                                                        $  2,315,457       $    908,554
                                                                                                    ============       ============



CURRENT LIABILITIES
            Accounts payable                                                                        $    944,451       $    578,283
            Accrued expenses                                                                              59,742             88,291
            Accrued payroll and payroll taxes                                                            453,654            458,204
            Accrued interest                                                                             142,766             74,173
            Notes payable                                                                                 44,522             12,368
            Notes payable - related parties                                                               99,000            348,934
            Convertible notes payable - related parties                                                  673,083            609,374
            Convertible notes payable subject to rescission rights                                       514,800            236,000
            Common stock subject to buy-back,  2,000,000 shares                                          694,000            694,000
            Common stock subject to rescission rights,  2,066,320 shares issued and outstanding and 1,955,555 shares committed; and 770,424 shares issued and
            outstanding and 1,295,896 shares committed less $425,000 subscription receivable           1,938,153            633,153
            Other current liabilities                                                                    100,000                 --
                                                                                                    ------------       ------------

                      Total current liabilities                                                        5,664,171          3,732,780

LONG-TERM LIABILITIES
            Notes payable                                                                                  4,098              1,942
            Convertible note payable - related party                                                          --             38,061
                                                                                                    ------------       ------------

                      Total liabilities                                                                5,668,269          3,772,783
                                                                                                    ------------       ------------

MINORITY INTEREST IN SUBSIDIARY,  AS OF APRIL 30, 2004; 20,540 MICRODEVICES
  SHARES ISSUED AND OUTSTANDING                                                                               --             18,923
                                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
            Preferred stock,  $0.001 par value  20,000,000 shares
             authorized no shares outstanding                                                       $         --       $         --
            Common stock.  $0.001 par value  100,000,000 shares
              authorized 43,336,742 and 30,652,482 shares issued and outstanding                          39,270             30,652
            Additional paid-in capital                                                                26,320,022         19,181,421
            Deferred compensation                                                                        (60,252)          (459,308)
            Committed common stock,  979,598 and 101,986 shares, respectively                            371,960            179,679
            Deficit accumulated during the development stage                                         (30,023,812)       (21,815,596)
                                                                                                    ------------       ------------

                      Total shareholders' deficit                                                     (3,352,812)        (2,883,152)
                                                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         $  2,315,457       $    908,554
                                                                                                    ============       ============


The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED JANAURY 31, 2005 AND 2004 AND
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANAURY 31, 2005
--------------------------------------------------------------------------------

                                                                                                                   For the
                                                                                                                 Period from
                                               For the Three Months Ended        For the Nine Months Ended      August 21, 1995
                                              ----------------------------     -----------------------------    (Inception) to
                                              January 31,      Janaury 31,      January 31,      January 31,     January 31,
                                                2005             2004             2005             2004             2005
                                                               Restated                          Restated
                                             (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                             ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
  General and administrative                 $    829,124     $  1,105,716     $  3,704,744     $  3,451,321     $ 19,352,319
  Research and development                        167,720          209,529          602,364          546,606        3,014,473
                                             ------------     ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSES                          996,844        1,315,245        4,307,108        3,997,927       22,366,792

LOSS FROM OPERATIONS                             (996,844)      (1,315,245)      (4,307,108)      (3,997,927)     (22,366,792)
                                             ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
  Interest income                                     304              108              459              991            9,356
  Other income                                         --               --            1,423
  Interest expense                                (24,510)        (411,972)        (870,578)        (425,239)      (1,449,551)
  Financing expense                                    --               --               --               --         (223,710)
  Penalty expense on issuance of
   convertible promissory notes
   as a penalty for late registration             (20,000)              --          (26,000)              --          (73,748)
  Penalty expense on issuance of
   common stock and warrants
   as a penalty for late registration            (602,076)        (194,882)      (3,003,303)        (403,825)      (4,476,687)
                                             ------------     ------------     ------------     ------------     ------------

Total other expense, net                         (646,282)        (606,746)      (3,899,422)        (828,073)      (6,212,917)
                                             ------------     ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES         (1,643,126)      (1,921,991)      (8,206,530)      (4,826,000)     (28,579,709)

PROVISION FOR INCOME TAXES                          1,686               --            1,686              800           15,069
                                             ------------     ------------     ------------     ------------     ------------

NET LOSS                                     $ (1,644,812)    $ (1,921,991)    $ (8,208,216)    $ (4,826,800)    $(28,594,778)

BENEFICIAL CONVERSION FEATURE GRANTED
  ON PREFERRED STOCK                                   --               --               --               --         (767,431)

PREFERRED STOCK DIVIDEND                               --               --               --         (583,243)        (661,603)
                                             ------------     ------------     ------------     ------------     ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $ (1,644,812)    $ (1,921,991)    $ (8,208,216)    $ (5,410,043)    $(30,023,812)
                                             ============     ============     ============     ============     ============


Net loss per share                           $      (0.04)    $      (0.07)    $      (0.24)    $      (0.17)
                                             ============     ============     ============     ============

PREFERRED STOCK DIVIDENDS PER SHARE          $         --     $         --     $         --     $      (0.02)
                                             ============     ============     ============     ============

BASIC AND DILUTED LOSS AVAILABLE TO
  COMMON SHAREHOLDERS PER SHARE              $      (0.04)    $      (0.07)    $      (0.24)    $      (0.19)
                                             ============     ============     ============     ============

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                    38,018,739       28,985,138       34,072,909       27,800,256
                                             ============     ============     ============     ============



The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balance, August 21, 1995 (inception)                                                              --      $--
Recapitalization upon reverse merger
Issuance of common stock for services rendered                  08/31/95      $        0.01       --       --
Issuance of common stock for services rendered                  09/05/95      $        0.01       --       --
Issuance of common stock for services rendered                  02/13/96      $        0.01       --       --
Net loss

Balance, April 30, 1996 (Restated)                                                                --       --

Issuance of common stock for services rendered                  12/02/96      $        0.01       --       --
Issuance of common stock for services rendered                  12/16/96      $        0.01       --       --
Issuance of common stock for services rendered                  12/20/96      $        0.01       --       --
Net loss

Balance, April 30, 1997 (Restated)                                                                --       --

Issuance of common stock for services rendered                  05/20/97      $        0.28       --       --
Issuance of common stock for services rendered                  06/02/97      $        0.28       --       --
Issuance of common stock for services rendered                  06/03/97      $        0.28       --       --
Issuance of common stock for services rendered                  06/08/97      $        0.28       --       --
Issuance of common stock for cash                               06/14/97      $        0.28       --       --
Issuance of common stock for services rendered                  06/16/97      $        0.28       --       --
Issuance of common stock for services rendered                  06/18/97      $        0.28       --       --
Issuance of common stock for services rendered                  06/23/97      $        0.28       --       --
Issuance of common stock for services rendered                  07/28/97      $        0.28       --       --
Issuance of common stock for cash                               08/11/97      $        0.14       --       --
Issuance of common stock for cash                               08/19/97      $        0.14       --       --
Issuance of common stock for cash                               09/04/97      $        0.28       --       --
Issuance of common stock for cash                               09/04/97      $        0.35       --       --
Issuance of common stock for cash                               09/12/97      $        0.28       --       --
Issuance of common stock for cash                               10/14/97      $        0.22       --       --
Issuance of common stock for cash                               12/17/97      $        0.14       --       --
Issuance of common stock for cash                               12/17/97      $        0.28       --       --
Issuance of common stock for cash                               12/17/97      $        0.49       --       --
Issuance of common stock for services rendered                  12/31/97      $        0.29       --       --
Issuance of common stock for services rendered                  01/29/98      $        0.28       --       --
Issuance of common stock for cash                               01/30/98      $        0.28       --       --
Issuance of common stock for cash                               03/23/98      $        0.05       --       --
Issuance of common stock for cash                               03/23/98      $        0.28       --       --
Issuance of common stock for cash                               03/25/98      $        0.11       --       --
Issuance of common stock for services rendered                  03/25/98      $        0.22       --       --
Issuance of common stock for cash                               03/25/98      $        0.28       --       --
Issuance of common stock for services rendered                  04/04/98      $        0.22       --       --
Issuance of common stock for services rendered                  04/14/98      $        0.22       --       --
Issuance of common stock for services rendered                  04/28/98      $        0.22       --       --
Net loss
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Additional         Committed
                                                                           Common Stock               Paid-in             Common
                                                                    Shares             Amount         Capital             Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 21, 1995 (inception)                                      --      $         --      $         --       $      --
Recapitalization upon reverse merger                               6,470,000             6,470            (6,456)             --
Issuance of common stock for services rendered                       715,277               715             7,297              --
Issuance of common stock for services rendered                        11,623                12               118              --
Issuance of common stock for services rendered                         7,871                 8                80              --
Net loss

Balance, April 30, 1996 (Restated)                                 7,204,771             7,205             1,039              --

Issuance of common stock for services rendered                         1,162                 1                11              --
Issuance of common stock for services rendered                         1,788                 2                19              --
Issuance of common stock for services rendered                           269                --                 3              --
Net loss

Balance, April 30, 1997 (Restated)                                 7,207,990             7,208             1,072              --

Issuance of common stock for services rendered                        13,411                13             3,737              --
Issuance of common stock for services rendered                       135,903               136            37,861              --
Issuance of common stock for services rendered                       588,762               589           164,023              --
Issuance of common stock for services rendered                         5,901                 6             1,644              --
Issuance of common stock for cash                                     35,766                36             9,964              --
Issuance of common stock for services rendered                       290,331               290            80,884              --
Issuance of common stock for services rendered                         4,918                 5             1,370              --
Issuance of common stock for services rendered                       206,167               206            57,436              --
Issuance of common stock for services rendered                         8,941                 9             2,491              --
Issuance of common stock for cash                                     40,237                40             5,585              --
Issuance of common stock for cash                                     17,883                18             2,482              --
Issuance of common stock for cash                                      8,942                 9             2,491              --
Issuance of common stock for cash                                      8,942                 9             3,116              --
Issuance of common stock for cash                                      8,942                 9             2,491              --
Issuance of common stock for cash                                     89,417                89            19,911              --
Issuance of common stock for cash                                     53,650                54             7,446              --
Issuance of common stock for cash                                     42,920                43            11,957              --
Issuance of common stock for cash                                     42,920                43            20,957              --
Issuance of common stock for services rendered                        49,175                49            14,229              --
Issuance of common stock for services rendered                        53,646                54            14,945              --
Issuance of common stock for cash                                     44,708                45            12,455              --
Issuance of common stock for cash                                     45,603                46             2,204              --
Issuance of common stock for cash                                     62,771                63            17,489              --
Issuance of common stock for cash                                      4,471                 4               496              --
Issuance of common stock for services rendered                         1,788                 2               398              --
Issuance of common stock for cash                                     89,417                89            24,911              --
Issuance of common stock for services rendered                        89,410                89            19,936              --
Issuance of common stock for services rendered                         2,682                 3               598              --
Issuance of common stock for services rendered                           893                 1               197              --
Net loss
-------------------------------------------------------------------------------------------------------------------

                                                                                  Accumulated
                                                                                  during the
                                                                  Deferred       Development
                                                                Compensation        Stage               Total
-------------------------------------------------------------------------------------------------------------------
Balance, August 21, 1995 (inception)                           $       --       $          --       $         --
Recapitalization upon reverse merger                                   --                  --                 14
Issuance of common stock for services rendered                         --                  --              8,012
Issuance of common stock for services rendered                         --                  --                130
Issuance of common stock for services rendered                         --                  --                 88
Net loss                                                                              (39,387)           (39,387)

Balance, April 30, 1996 (Restated)                                     --             (39,387)           (31,143)

Issuance of common stock for services rendered                         --                  --                 12
Issuance of common stock for services rendered                         --                  --                 21
Issuance of common stock for services rendered                         --                  --                  3
Net loss                                                                             (110,004)          (110,004)

Balance, April 30, 1997 (Restated)                                     --            (149,391)          (141,111)

Issuance of common stock for services rendered                         --                  --              3,750
Issuance of common stock for services rendered                         --                  --             37,997
Issuance of common stock for services rendered                         --                  --            164,612
Issuance of common stock for services rendered                         --                  --              1,650
Issuance of common stock for cash                                      --                  --             10,000
Issuance of common stock for services rendered                         --                  --             81,174
Issuance of common stock for services rendered                         --                  --              1,375
Issuance of common stock for services rendered                         --                  --             57,642
Issuance of common stock for services rendered                         --                  --              2,500
Issuance of common stock for cash                                      --                  --              5,625
Issuance of common stock for cash                                      --                  --              2,500
Issuance of common stock for cash                                      --                  --              2,500
Issuance of common stock for cash                                      --                  --              3,125
Issuance of common stock for cash                                      --                  --              2,500
Issuance of common stock for cash                                      --                  --             20,000
Issuance of common stock for cash                                      --                  --              7,500
Issuance of common stock for cash                                      --                  --             12,000
Issuance of common stock for cash                                      --                  --             21,000
Issuance of common stock for services rendered                         --                  --             14,278
Issuance of common stock for services rendered                         --                  --             14,999
Issuance of common stock for cash                                      --                  --             12,500
Issuance of common stock for cash                                      --                  --              2,250
Issuance of common stock for cash                                      --                  --             17,552
Issuance of common stock for cash                                      --                  --                500
Issuance of common stock for services rendered                         --                  --                400
Issuance of common stock for cash                                      --                  --             25,000
Issuance of common stock for services rendered                         --                  --             20,025
Issuance of common stock for services rendered                         --                  --                601
Issuance of common stock for services rendered                         --                  --                198
Net loss                                                                             (655,432)          (655,432)

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998 (Restated)                                                                --       --

Issuance of common stock for services rendered                  05/05/98      $        1.64       --       --
Issuance of common stock for cash                               05/05/98      $        1.64       --       --
Issuance of common stock for services rendered                  06/01/98      $        0.28       --       --
Issuance of common stock for cash                               06/01/98      $        0.28       --       --
Issuance of common stock for cash                               08/03/98      $        0.28       --       --
Issuance of common stock for cash                               08/10/98      $        0.28       --       --
Issuance of common stock for services rendered                  09/16/98      $        0.28       --       --
Issuance of common stock for services rendered                  10/01/98      $        0.46       --       --
Issuance of common stock for cash                               10/01/98      $        0.36       --       --
Issuance of common stock for cash                               10/01/98      $        0.56       --       --
Issuance of common stock for cash                               10/30/98      $        0.56       --       --
Issuance of common stock for services rendered                  11/02/98      $        0.40       --       --
Issuance of common stock for cash                               11/02/98      $        0.28       --       --
Issuance of common stock for services rendered                  11/12/98      $        0.40       --       --
Issuance of common stock for services rendered                  11/14/98      $        0.40       --       --
Issuance of common stock for services rendered                  11/18/98      $        0.40       --       --
Issuance of common stock for services rendered                  11/19/98      $        0.40       --       --
Issuance of common stock for cash                               11/24/98      $        0.89       --       --
Issuance of common stock for services rendered                  11/28/98      $        0.40       --       --
Stock options issued for services rendered                      11/30/98      $        0.27       --       --
Issuance of common stock for services rendered                  12/02/98      $        0.91       --       --
Issuance of common stock for cash                               12/02/98      $        0.75       --       --
Issuance of common stock for cash                               12/02/98      $        0.78       --       --
Issuance of common stock for cash                               12/02/98      $        0.93       --       --
Issuance of common stock for cash                               12/02/98      $        2.80       --       --
Issuance of common stock for services rendered                  12/17/98      $        0.91       --       --
Issuance of common stock for services rendered                  12/31/98      $        0.91       --       --
Issuance of common stock for cash                               01/08/99      $        0.72       --       --
Issuance of common stock for cash                               01/15/99      $        0.38       --       --
Issuance of common stock for cash                               01/15/99      $        1.41       --       --
Issuance of common stock for services rendered                  03/01/99      $        0.57       --       --
Issuance of common stock for services rendered                  03/16/99      $        0.57       --       --
Issuance of common stock for services rendered                  03/17/99      $        0.57       --       --
Issuance of common stock for cash                               03/17/99      $        0.57       --       --
Issuance of common stock for services rendered                  04/28/99      $        0.57       --       --
Issuance of common stock for services rendered                  04/30/99      $        0.57       --       --
Net loss

Balance, April 30, 1999 (Restated)                                                                --       --

Issuance of common stock for cash                               05/03/99      $        0.10       --       --
Issuance of common stock for services rendered                  05/05/99      $        0.10       --       --
Issuance of common stock for cash                               06/05/99      $        0.56       --       --
Issuance of common stock for services rendered                  06/09/99      $        0.45       --       --
Issuance of common stock for services rendered                  06/28/99      $        0.45       --       --
Issuance of common stock for cash                               06/28/99      $        0.02       --       --
Issuance of common stock for cash                               07/12/99      $        0.52       --       --
Issuance of common stock for cash                               07/14/99      $        0.28       --       --
Issuance of common stock for cash                               07/14/99      $        0.56       --       --
Issuance of common stock for services rendered                  07/22/99      $        0.37       --       --
Issuance of common stock for services rendered                  11/30/99      $        0.42       --       --
Issuance of common stock for cash                               11/30/99      $        0.39       --       --
Issuance of common stock for cash                               11/30/99      $        0.56       --       --
Issuance of common stock for cash                               12/29/99      $        0.56       --       --
Issuance of common stock for services rendered                  03/20/00      $        0.59       --       --
Issuance of common stock for cash                               04/03/00      $        0.56       --       --
Issuance of common stock for services rendered                  04/03/00      $        0.59       --       --
Issuance of common stock for cash                               04/03/00      $        0.72       --       --
Issuance of common stock for cash                               04/03/00      $        0.89       --       --
Issuance of common stock for services rendered                  04/10/00      $        0.59       --       --
Issuance of common stock for services rendered                  04/24/00      $        0.59       --       --
Issuance of common stock for services rendered                  04/26/00      $        0.59       --       --
Net loss
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Additional         Committed
                                                                          Common Stock               Paid-in             Common
                                                                   Shares             Amount         Capital             Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998 (Restated)                                9,256,507             9,257           544,776              --

Issuance of common stock for services rendered                        4,470                 4             7,307              --
Issuance of common stock for cash                                    17,883                18            29,232              --
Issuance of common stock for services rendered                       28,879                29             8,045              --
Issuance of common stock for cash                                    53,649                54            14,946              --
Issuance of common stock for cash                                     8,942                 9             2,491              --
Issuance of common stock for cash                                     8,942                 9             2,491              --
Issuance of common stock for services rendered                       74,501                75            20,755              --
Issuance of common stock for services rendered                       29,818                30            13,686              --
Issuance of common stock for cash                                    13,815                14             4,986              --
Issuance of common stock for cash                                     8,942                 9             4,991              --
Issuance of common stock for cash                                     4,471                 4             2,496              --
Issuance of common stock for services rendered                        4,470                 4             1,794              --
Issuance of common stock for cash                                    44,708                45            12,435              --
Issuance of common stock for services rendered                        8,941                 9             3,588              --
Issuance of common stock for services rendered                       89,410                89            35,876              --
Issuance of common stock for services rendered                       15,647                16             6,278              --
Issuance of common stock for services rendered                       75,998                76            30,494              --
Issuance of common stock for cash                                    11,177                11             9,989              --
Issuance of common stock for services rendered                      447,048               447           179,379              --
Stock options issued for services rendered                               --                --           659,684              --
Issuance of common stock for services rendered                        4,470                 4             4,080              --
Issuance of common stock for cash                                     3,353                 3             2,497              --
Issuance of common stock for cash                                     8,942                 9             6,991              --
Issuance of common stock for cash                                     2,683                 3             2,497              --
Issuance of common stock for cash                                       894                 1             2,499              --
Issuance of common stock for services rendered                        5,208                 5             4,753              --
Issuance of common stock for services rendered                        2,012                 2             1,836              --
Issuance of common stock for cash                                    44,708                45            32,355              --
Issuance of common stock for cash                                     9,389                 9             3,591              --
Issuance of common stock for cash                                     4,471                 4             6,296              --
Issuance of common stock for services rendered                      223,524               224           127,266              --
Issuance of common stock for services rendered                       22,352                22            12,727              --
Issuance of common stock for services rendered                    1,034,979             1,035           589,278              --
Issuance of common stock for cash                                    17,883                18            10,182              --
Issuance of common stock for services rendered                       84,716                85            48,203              --
Issuance of common stock for services rendered                       11,177                11             6,360              --
Net loss

Balance, April 30, 1999 (Restated)                               11,688,979            11,689         2,457,130              --

Issuance of common stock for cash                                    35,767                36             3,629              --
Issuance of common stock for services rendered                      117,216               117            11,894              --
Issuance of common stock for cash                                    17,883                18             9,982              --
Issuance of common stock for services rendered                       89,410                90            40,307              --
Issuance of common stock for services rendered                      277,170               277           124,953              --
Issuance of common stock for cash                                     4,471                 4                96              --
Issuance of common stock for cash                                     2,861                 3             1,497              --
Issuance of common stock for cash                                    44,708                45            12,455              --
Issuance of common stock for cash                                    17,883                18             9,982              --
Issuance of common stock for services rendered                      247,218               247            90,402              --
Issuance of common stock for services rendered                       52,305                52            21,675              --
Issuance of common stock for cash                                    53,650                54            20,946              --
Issuance of common stock for cash                                     8,942                 9             4,991              --
Issuance of common stock for cash                                    80,475                81            44,919              --
Issuance of common stock for services rendered                        2,235                 2             1,309              --
Issuance of common stock for cash                                   107,301               107            59,893              --
Issuance of common stock for services rendered                    1,307,700             1,308           765,802              --
Issuance of common stock for cash                                     2,794                 3             1,997              --
Issuance of common stock for cash                                     8,383                 8             7,492              --
Issuance of common stock for services rendered                       50,159                50            29,374              --
Issuance of common stock for services rendered                       22,352                22            13,090              --
Issuance of common stock for services rendered                        2,235                 2             1,309              --
Net loss
---------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                    Accumulated
                                                                                    during the
                                                                    Deferred       Development
                                                                  Compensation        Stage               Total
---------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998 (Restated)                                       --            (804,823)          (250,790)

Issuance of common stock for services rendered                           --                  --              7,311
Issuance of common stock for cash                                        --                  --             29,250
Issuance of common stock for services rendered                           --                  --              8,074
Issuance of common stock for cash                                        --                  --             15,000
Issuance of common stock for cash                                        --                  --              2,500
Issuance of common stock for cash                                        --                  --              2,500
Issuance of common stock for services rendered                           --                  --             20,830
Issuance of common stock for services rendered                           --                  --             13,716
Issuance of common stock for cash                                        --                  --              5,000
Issuance of common stock for cash                                        --                  --              5,000
Issuance of common stock for cash                                        --                  --              2,500
Issuance of common stock for services rendered                           --                  --              1,798
Issuance of common stock for cash                                        --                  --             12,480
Issuance of common stock for services rendered                           --                  --              3,597
Issuance of common stock for services rendered                           --                  --             35,965
Issuance of common stock for services rendered                           --                  --              6,294
Issuance of common stock for services rendered                           --                  --             30,570
Issuance of common stock for cash                                        --                  --             10,000
Issuance of common stock for services rendered                           --                  --            179,826
Stock options issued for services rendered                               --                  --            659,684
Issuance of common stock for services rendered                           --                  --              4,084
Issuance of common stock for cash                                        --                  --              2,500
Issuance of common stock for cash                                        --                  --              7,000
Issuance of common stock for cash                                        --                  --              2,500
Issuance of common stock for cash                                        --                  --              2,500
Issuance of common stock for services rendered                           --                  --              4,758
Issuance of common stock for services rendered                           --                  --              1,838
Issuance of common stock for cash                                        --                  --             32,400
Issuance of common stock for cash                                        --                  --              3,600
Issuance of common stock for cash                                        --                  --              6,300
Issuance of common stock for services rendered                           --                  --            127,490
Issuance of common stock for services rendered                           --                  --             12,749
Issuance of common stock for services rendered                           --                  --            590,313
Issuance of common stock for cash                                        --                  --             10,200
Issuance of common stock for services rendered                           --                  --             48,288
Issuance of common stock for services rendered                           --                  --              6,371
Net loss                                                                             (1,956,565)        (1,956,565)

Balance, April 30, 1999 (Restated)                                       --          (2,761,388)          (292,569)

Issuance of common stock for cash                                        --                  --              3,665
Issuance of common stock for services rendered                           --                  --             12,011
Issuance of common stock for cash                                        --                  --             10,000
Issuance of common stock for services rendered                           --                  --             40,397
Issuance of common stock for services rendered                           --                  --            125,230
Issuance of common stock for cash                                        --                  --                100
Issuance of common stock for cash                                        --                  --              1,500
Issuance of common stock for cash                                        --                  --             12,500
Issuance of common stock for cash                                        --                  --             10,000
Issuance of common stock for services rendered                           --                  --             90,649
Issuance of common stock for services rendered                           --                  --             21,727
Issuance of common stock for cash                                        --                  --             21,000
Issuance of common stock for cash                                        --                  --              5,000
Issuance of common stock for cash                                        --                  --             45,000
Issuance of common stock for services rendered                           --                  --              1,311
Issuance of common stock for cash                                        --                  --             60,000
Issuance of common stock for services rendered                           --                  --            767,110
Issuance of common stock for cash                                        --                  --              2,000
Issuance of common stock for cash                                        --                  --              7,500
Issuance of common stock for services rendered                           --                  --             29,424
Issuance of common stock for services rendered                           --                  --             13,112
Issuance of common stock for services rendered                           --                  --              1,311
Net loss                                                                             (1,247,576)        (1,247,576)

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000 (Restated)                                                                --       --

Issuance of common stock for services rendered                  07/28/00      $        0.59       --       --
Issuance of common stock for services rendered                  08/10/00      $        0.59       --       --
Issuance of common stock for services rendered                  08/22/00      $        0.59       --       --
Issuance of common stock for services rendered                  09/28/00      $        0.24       --       --
Issuance of common stock for cash                               09/28/00      $        0.24       --       --
Issuance of common stock for services rendered                  10/09/00      $        0.24       --       --
Issuance of common stock for services rendered                  11/30/00      $        0.24       --       --
Issuance of common stock for services rendered                  12/31/00      $        0.24       --       --
Net loss

Balance, April 30, 2001 (Restated)                                                                --       --

Issuance of common stock for services rendered                  05/10/01      $        0.24       --       --
Issuance of common stock for services rendered                  06/18/01      $        0.45       --       --
Issuance of common stock for cash                               06/18/01      $        0.45       --       --
Issuance of common stock for cash                               07/31/01      $        0.45       --       --
Issuance of common stock for services rendered                  07/31/01      $        0.64       --       --
Issuance of common stock for cash                               07/31/01      $        1.12       --       --
Issuance of common stock for cash                               09/07/01      $        0.22       --       --
Issuance of common stock for services rendered                  09/23/01      $        0.22       --       --
Issuance of common stock for cash                               09/23/01      $        0.22       --       --
Warrants issued for services rendered                           09/23/01      $        0.09       --       --
Issuance of common stock for services rendered                  10/31/01      $        0.22       --       --
Issuance of common stock for services rendered                  11/02/01      $        0.22       --       --
Issuance of common stock for services rendered                  12/07/01      $        0.22       --       --
Issuance of common stock for services rendered                  12/10/01      $        0.22       --       --
Issuance of common stock for services rendered                  12/13/01      $        0.22       --       --
Issuance of common stock for cash                               12/13/01      $        0.22       --       --
Issuance of common stock for cash                               12/20/01      $        0.22       --       --
Issuance of common stock for services rendered                  12/20/01      $        0.22       --       --
Issuance of common stock for services rendered                  12/21/01      $        0.22       --       --
Issuance of common stock for services rendered                  12/30/01      $        0.22       --       --
Stock options issued for services rendered                      01/08/02      $        0.11       --       --
Issuance of common stock for services rendered                  01/14/02      $        0.22       --       --
Stock options issued for services rendered                      01/31/02      $        0.11       --       --
Stock options issued for services rendered                      02/08/02      $        0.09       --       --
Issuance of common stock for services rendered                  02/14/02      $        0.22       --       --
Issuance of common stock for cash                               03/13/02      $        0.24       --       --
Issuance of common stock in private
      placement for cash                                        04/30/02      $        1.00       --       --
Net loss
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Additional         Committed
                                                                          Common Stock               Paid-in             Common
                                                                   Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000 (Restated)                               14,242,097            14,242         3,735,124              --

Issuance of common stock for services rendered                       11,177                11             6,546              --
Issuance of common stock for services rendered                      223,542               224           130,908              --
Issuance of common stock for services rendered                       22,354                22            13,091              --
Issuance of common stock for services rendered                       11,177                11             2,623              --
Issuance of common stock for cash                                    21,214                21             4,979              --
Issuance of common stock for services rendered                       35,767                36             8,394              --
Issuance of common stock for services rendered                          448                 1               105              --
Issuance of common stock for services rendered                      510,793               511           119,878              --
Net loss

Balance, April 30, 2001 (Restated)                               15,078,569            15,079         4,021,648              --

Issuance of common stock for services rendered                      116,903               117            27,940              --
Issuance of common stock for services rendered                       67,057                67            29,930              --
Issuance of common stock for cash                                    22,354                22             9,978              --
Issuance of common stock for cash                                    22,354                22             9,978              --
Issuance of common stock for services rendered                      350,933               351           223,917              --
Issuance of common stock for cash                                     8,942                 9             9,991              --
Issuance of common stock for cash                                   223,542               224            49,776              --
Issuance of common stock for services rendered                      525,281               525           116,965              --
Issuance of common stock for cash                                    67,062                67            14,933              --
Warrants issued for services rendered                                    --                --            24,924              --
Issuance of common stock for services rendered                       13,411                14             2,986              --
Issuance of common stock for services rendered                       67,057                67            14,932              --
Issuance of common stock for services rendered                       11,176                11             2,489              --
Issuance of common stock for services rendered                      217,176               217            48,359              --
Issuance of common stock for services rendered                       87,235                87            19,425              --
Issuance of common stock for cash                                   223,542               224            49,776              --
Issuance of common stock for cash                                     3,577                 4               796              --
Issuance of common stock for services rendered                    1,230,276             1,230           273,948              --
Issuance of common stock for services rendered                       22,352                22             4,978              --
Issuance of common stock for services rendered                      212,348               212            47,284              --
Stock options issued for services rendered                               --                --             1,402              --
Issuance of common stock for services rendered                       33,529                34             7,465              --
Stock options issued for services rendered                               --                --             2,142              --
Stock options issued for services rendered                               --                --             3,809              --
Issuance of common stock for services rendered                    2,235,241             2,235           497,725              --
Issuance of common stock for cash                                    10,283                10             2,410              --
Issuance of common stock in private
      placement for cash                                          1,225,000             1,225         1,223,775              --
Net loss
--------------------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                   Accumulated
                                                                                   during the
                                                                   Deferred       Development
                                                                 Compensation        Stage               Total
--------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000 (Restated)                                      --          (4,008,964)          (259,598)

Issuance of common stock for services rendered                          --                  --              6,557
Issuance of common stock for services rendered                          --                  --            131,132
Issuance of common stock for services rendered                          --                  --             13,113
Issuance of common stock for services rendered                          --                  --              2,634
Issuance of common stock for cash                                       --                  --              5,000
Issuance of common stock for services rendered                          --                  --              8,430
Issuance of common stock for services rendered                          --                  --                106
Issuance of common stock for services rendered                          --                  --            120,389
Net loss                                                                              (452,754)          (452,754)

Balance, April 30, 2001 (Restated)                                      --          (4,461,718)          (424,991)

Issuance of common stock for services rendered                          --                  --             28,057
Issuance of common stock for services rendered                          --                  --             29,997
Issuance of common stock for cash                                       --                  --             10,000
Issuance of common stock for cash                                       --                  --             10,000
Issuance of common stock for services rendered                          --                  --            224,268
Issuance of common stock for cash                                       --                  --             10,000
Issuance of common stock for cash                                       --                  --             50,000
Issuance of common stock for services rendered                          --                  --            117,490
Issuance of common stock for cash                                       --                  --             15,000
Warrants issued for services rendered                                   --                  --             24,924
Issuance of common stock for services rendered                          --                  --              3,000
Issuance of common stock for services rendered                          --                  --             14,999
Issuance of common stock for services rendered                          --                  --              2,500
Issuance of common stock for services rendered                          --                  --             48,576
Issuance of common stock for services rendered                          --                  --             19,512
Issuance of common stock for cash                                       --                  --             50,000
Issuance of common stock for cash                                       --                  --                800
Issuance of common stock for services rendered                          --                  --            275,178
Issuance of common stock for services rendered                          --                  --              5,000
Issuance of common stock for services rendered                          --                  --             47,496
Stock options issued for services rendered                              --                  --              1,402
Issuance of common stock for services rendered                          --                  --              7,499
Stock options issued for services rendered                              --                  --              2,142
Stock options issued for services rendered                              --                  --              3,809
Issuance of common stock for services rendered                          --                  --            499,960
Issuance of common stock for cash                                       --                  --              2,420
Issuance of common stock in private                                                         --
      placement for cash                                                --                  --          1,225,000
Net loss                                                                            (2,399,061)        (2,399,061)

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002 (Restated)                                                                --       --

Common stock committed on exercise of stock
      options in subsidiary                                     05/23/02      $        0.16       --       --
Issuance of common stock for services rendered                  05/24/02      $        2.15       --       --
Financing expense in connection with
      issuance of warrants                                      05/31/02      $        1.49       --       --
Conversion of convertible notes payable - related
      parties and accrued interest into common stock            06/04/02      $        1.00       --       --
Conversion of convertible notes payable - related
      parties and accrued interest into common stock            06/20/02      $        1.00       --       --
Issuance of common stock in private placement for
      cash                                                      06/25/02      $        1.00       --       --
Stock options issued for services rendered                      07/12/02      $        1.52       --       --
Conversion of notes payable - related
      parties into common stock                                 07/16/02      $        1.00       --       --
Conversion of convertible notes payable - related
      parties and accrued interest into common stock            07/22/02      $        1.00       --       --
Stock options issued for services rendered                      08/01/02      $        0.47       --       --
Issuance of common stock for services rendered                  08/24/02      $        1.67       --       --
Stock options issued for services rendered                      09/25/02      $        1.10       --       --
Stock options issued in exchange for settlement
      of accounts payable                                       09/25/02      $        1.10       --       --
Issuance of Series A convertible preferred stock
      in private placement for cash                             10/07/02      $   10,000.00    97.93        1
Offering costs on issuance of Series A convertible
      preferred stock in private placement for cash             10/07/02                          --       --
Dividends on Series A preferred stock                           10/07/02                          --       --
Beneficial conversion feature on issuance of
      Series A preferred stock                                  10/07/02                          --       --
Issuance of common stock in private placement for
      cash                                                      10/29/02      $        1.35       --       --
Offering costs on issuance of common stock in
      private placement for cash                                10/29/02                          --       --
Common stock committed for services rendered                    11/24/02      $        2.35       --       --
Warrants issued for services rendered                           12/09/02      $        2.60       --       --
Warrants issued for services rendered                           12/09/02      $        0.65       --       --
Stock options issued in exchange for settlement
      of accounts payable                                       12/19/02      $        0.55       --       --
Stock options issued for services rendered                      12/31/02      $        0.13       --       --
Issuance of common stock on cashless exercise of
      warrants                                                  01/02/03                          --       --
Issuance of common stock on cashless conversion
      of the Series A convertible preferred stock               01/24/03                       (1.05)
Issuance of common stock on cashless conversion
      of the Series A convertible preferred stock               01/27/03                       (1.06)
Amortization of deferred compensation                           01/31/03                          --       --
Warrants issued for services rendered                           02/17/03      $        1.63       --       --
Common stock committed for services rendered                    02/24/03      $        0.79       --       --
Reversal of deferred compensation                               02/25/03                          --       --
Issuance of common stock for services rendered                  04/21/03      $        0.48       --       --
Common stock committed for services rendered                    04/21/03      $        0.48       --       --
Warrants issued for services rendered                           04/28/03      $        0.37       --       --
Offering costs on issuance of common stock subject
       to buyback for cash                                      04/23/03                          --       --
Offering costs on issuance of common stock subject
       to buyback for cash                                      04/28/03                          --       --
Issuance of common stock for subscription receivable            04/30/03      $        0.40       --       --
Common stock committed to investors as a penalty
      for delayed registration of common stock                  04/30/03      $        0.45       --       --
Net loss
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                   Additional         Committed
                                                                         Common Stock               Paid-in             Common
                                                                  Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002 (Restated)                              22,075,200            22,075         6,743,681              --

Common stock committed on exercise of stock
      options in subsidiary                                             --                --                             7,164
Issuance of common stock for services rendered                       5,589                 6            12,010              --
Financing expense in connection with
      issuance of warrants                                              --                --           223,710              --
Conversion of convertible notes payable - related
      parties and accrued interest into common stock                 5,780                 6             5,774              --
Conversion of convertible notes payable - related
      parties and accrued interest into common stock                 5,438                 5             5,435              --
Issuance of common stock in private placement for
      cash                                                         500,000               500           499,500              --
Stock options issued for services rendered                              --                --           761,007              --
Conversion of notes payable - related
      parties into common stock                                     15,000                15            14,985              --
Conversion of convertible notes payable - related
      parties and accrued interest into common stock                11,680                12            11,664              --
Stock options issued for services rendered                              --                --           187,163              --
Issuance of common stock for services rendered                       5,589                 6             9,328              --
Stock options issued for services rendered                              --                --         3,305,542              --
Stock options issued in exchange for settlement
      of accounts payable                                               --                --            50,000              --
Issuance of Series A convertible preferred stock
      in private placement for cash                                     --                --           979,300              --
Offering costs on issuance of Series A convertible
      preferred stock in private placement for cash                     --                --          (178,902)             --
Dividends on Series A preferred stock                               68,150                68            78,292              --
Beneficial conversion feature on issuance of
      Series A preferred stock                                          --                --           767,431              --
Issuance of common stock in private placement for
      cash                                                       1,349,934             1,350         1,821,056              --
Offering costs on issuance of common stock in
      private placement for cash                                        --                --          (196,793)             --
Common stock committed for services rendered                            --                --                            13,134
Warrants issued for services rendered                                   --                --           390,409              --
Warrants issued for services rendered                                   --                --           162,792              --
Stock options issued in exchange for settlement
      of accounts payable                                               --                --            15,000              --
Stock options issued for services rendered                              --                --            59,373              --
Issuance of common stock on cashless exercise of
      warrants                                                      33,909                34               (34)             --
Issuance of common stock on cashless conversion
      of the Series A convertible preferred stock                    9,162                 9                (9)             --
Issuance of common stock on cashless conversion
      of the Series A convertible preferred stock                    9,174                 9                (9)             --
Amortization of deferred compensation                                   --                --
Warrants issued for services rendered                                   --                --           130,712              --
Common stock committed for services rendered                            --                --                             4,415
Reversal of deferred compensation                                       --                --        (2,272,561)
Issuance of common stock for services rendered                      21,277                21            10,288              --
Common stock committed for services rendered                            --                --                             9,691
Warrants issued for services rendered                                   --                --            18,284              --
Offering costs on issuance of common stock subject
       to buyback for cash                                              --                --           (20,000)             --
Offering costs on issuance of common stock subject
       to buyback for cash                                              --                --           (24,500)             --
Issuance of common stock for subscription receivable                10,000                10             3,972              --
Common stock committed to investors as a penalty
      for delayed registration of common stock                          --                --                            57,661
Net loss
----------------------------------------------------------------------------------------------------------------------
                                                                                      Deficit
                                                                                     Accumulated
                                                                                     during the
                                                                     Deferred       Development
                                                                   Compensation        Stage               Total
----------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002 (Restated)                                        --          (6,860,779)           (95,023)

Common stock committed on exercise of stock
      options in subsidiary                                               --                  --              7,164
Issuance of common stock for services rendered                            --                  --             12,016
Financing expense in connection with
      issuance of warrants                                                --                  --            223,710
Conversion of convertible notes payable - related
      parties and accrued interest into common stock                      --                  --              5,780
Conversion of convertible notes payable - related
      parties and accrued interest into common stock                      --                  --              5,440
Issuance of common stock in private placement for
      cash                                                                --                  --            500,000
Stock options issued for services rendered                                --                  --            761,007
Conversion of notes payable - related
      parties into common stock                                           --                  --             15,000
Conversion of convertible notes payable - related
      parties and accrued interest into common stock                      --                  --             11,676
Stock options issued for services rendered                                --                  --            187,163
Issuance of common stock for services rendered                            --                  --              9,334
Stock options issued for services rendered                        (3,305,542)                 --                 --
Stock options issued in exchange for settlement
      of accounts payable                                                 --                  --             50,000
Issuance of Series A convertible preferred stock
      in private placement for cash                                       --                  --            979,301
Offering costs on issuance of Series A convertible
      preferred stock in private placement for cash                       --                  --           (178,902)
Dividends on Series A preferred stock                                     --             (78,360)                --
Beneficial conversion feature on issuance of
      Series A preferred stock                                            --            (767,431)                --
Issuance of common stock in private placement for
      cash                                                                --                  --          1,822,406
Offering costs on issuance of common stock in
      private placement for cash                                          --                  --           (196,793)
Common stock committed for services rendered                              --                  --             13,134
Warrants issued for services rendered                                     --                  --            390,409
Warrants issued for services rendered                                     --                  --            162,792
Stock options issued in exchange for settlement
      of accounts payable                                                 --                  --             15,000
Stock options issued for services rendered                                --                  --             59,373
Issuance of common stock on cashless exercise of
      warrants                                                            --                  --                 --
Issuance of common stock on cashless conversion
      of the Series A convertible preferred stock                         --                  --                 --
Issuance of common stock on cashless conversion
      of the Series A convertible preferred stock                         --                  --                 --
Amortization of deferred compensation                              1,032,981                              1,032,981
Warrants issued for services rendered                                     --                  --            130,712
Common stock committed for services rendered                              --                  --              4,415
Reversal of deferred compensation                                  2,272,561                                     --
Issuance of common stock for services rendered                            --                  --             10,309
Common stock committed for services rendered                              --                  --              9,691
Warrants issued for services rendered                                     --                  --             18,284
Offering costs on issuance of common stock subject
       to buyback for cash                                                --                  --            (20,000)
Offering costs on issuance of common stock subject
       to buyback for cash                                                --                  --            (24,500)
Issuance of common stock for subscription receivable                      --                  --              3,982
Common stock committed to investors as a penalty
      for delayed registration of common stock                            --                  --             57,661
Net loss                                                                              (5,925,680)        (5,925,680)

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Restated)                                                             95.82      $ 1

Warrants issued for services rendered                           05/01/03      $        0.16       --       --
Issuance of common stock for services rendered                  05/13/03      $        0.48       --       --
Warrants issued for services rendered                           05/16/03      $        0.24       --       --
Stock options issued for services rendered                      05/16/03      $        0.18       --       --
Issuance of common stock on cashless conversion
      of Series A preferred stock                               05/16/03                      (95.82)      (1)
Dividend on induced conversion of Series A
      preferred stock                                           05/16/03                          --       --
Issuance of committed common stock                              05/16/03                          --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          05/16/03      $        0.45       --       --
Issuance of committed common stock                              05/21/03                          --       --
Issuance of common stock on exercise of
      warrants                                                  05/27/03      $        0.01       --       --
Issuance of committed common stock                              06/19/03                          --       --
Issuance of common stock on conversion of
      convertible notes payable - related parties               06/24/03      $        0.33       --       --
Stock options issued for services rendered                      07/16/03      $        0.26       --       --
Issuance of common stock for services rendered                  07/16/03      $        0.50       --       --
Issuance of committed common stock                              08/14/03                          --       --
Issuance of common stock for cash                               08/15/03      $        0.45       --       --
Issuance of common stock for cash                               08/20/03      $        0.52       --       --
Issuance of common stock for cash                               08/25/03      $        0.69       --       --
Issuance of common stock for services rendered                  08/27/03      $        1.06       --       --
Stock options issued for services rendered                      08/27/03      $        0.79       --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           08/28/03
Issuance of common stock for cash                               08/28/03      $        0.69       --       --
Issuance of common stock for cash                               08/29/03      $        0.69       --       --
Issuance of common stock for cash                               08/29/03      $        0.75       --       --
Offering costs on issuance of common stock
      for cash                                                  08/29/03                          --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          10/15/03      $        1.29       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              10/15/03      $        0.73       --       --
Issuance of common stock for cash                               10/27/03      $        0.95       --       --
Stock options issued for services rendered                      11/07/03      $        0.90       --       --
Issuance of common stock for services rendered                  11/07/03      $        1.25       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          11/15/03      $        1.04       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              11/15/03      $        0.52       --       --
Offering costs on issuance of common stock subject
      to rescission rights for cash                             11/21/03                          --       --
Issuance of common stock for services rendered                  11/21/03      $        0.75       --       --
Stock options issued for services rendered                      12/05/03      $        0.60       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          12/15/03      $        0.90       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              12/15/03      $        0.41       --       --
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Additional         Committed
                                                                          Common Stock               Paid-in             Common
                                                                   Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Restated)                               24,125,882      $     24,126      $ 13,573,900       $  92,065

Warrants issued for services rendered                                    --                --             8,079              --
Issuance of common stock for services rendered                       45,000                45            21,555              --
Warrants issued for services rendered                                    --                --            35,598              --
Stock options issued for services rendered                               --                --             5,458              --
Issuance of common stock on cashless conversion
      of Series A preferred stock                                 2,129,316             2,129            (2,128)             --
Dividend on induced conversion of Series A
      preferred stock                                                    --                --           583,243              --
Issuance of committed common stock                                  128,136               128            57,533         (57,661)
Issuance of common stock to investors as a
      penalty for delayed registration of common stock               25,952                26            11,653              --
Issuance of committed common stock                                   20,000                20             9,671          (9,691)
Issuance of common stock on exercise of
      warrants                                                       34,000                34               306              --
Issuance of committed common stock                                   11,178                11            17,538         (17,549)
Issuance of common stock on conversion of
      convertible notes payable - related parties                   300,000               300            99,700              --
Stock options issued for services rendered                               --                --            52,742              --
Issuance of common stock for services rendered                        6,000                 6             2,994              --
Issuance of committed common stock                                   44,705                45             7,119          (7,164)
Issuance of common stock for cash                                   222,222               222            99,778              --
Issuance of common stock for cash                                   400,000               400           207,600              --
Issuance of common stock for cash                                   272,464               272           187,728              --
Issuance of common stock for services rendered                        6,000                 6             6,354              --
Stock options issued for services rendered                               --                --            31,514              --
Beneficial conversion feature on convertible
      notes payable - related parties                                                                       341              --
Issuance of common stock for cash                                    86,957                87            59,913              --
Issuance of common stock for cash                                   144,928               145            99,855              --
Issuance of common stock for cash                                   666,666               667           499,333              --
Offering costs on issuance of common stock
      for cash                                                           --                --           (40,000)             --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock              148,260               148           191,107              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --             6,009              --
Issuance of common stock for cash                                    63,000                63            59,938              --
Stock options issued for services rendered                               --                --           278,142              --
Issuance of common stock for services rendered                       12,000                12            14,988              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock               44,187                44            45,910              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --             7,143              --
Offering costs on issuance of common stock subject
      to rescission rights for cash                                      --                --            (5,250)             --
Issuance of common stock for services rendered                        2,000                 2             1,498              --
Stock options issued for services rendered                               --                --            24,104              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock               61,242                61            55,057              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                                                        7,937              --
--------------------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                   Accumulated
                                                                                   during the
                                                                   Deferred       Development
                                                                 Compensation        Stage               Total
--------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2003 (Restated)                              $       --       $ (13,632,250)      $     57,842

Warrants issued for services rendered                                   --                  --              8,079
Issuance of common stock for services rendered                          --                  --             21,600
Warrants issued for services rendered                                   --                  --             35,598
Stock options issued for services rendered                              --                  --              5,458
Issuance of common stock on cashless conversion
      of Series A preferred stock                                       --                  --                 --
Dividend on induced conversion of Series A
      preferred stock                                                   --            (583,243)                --
Issuance of committed common stock                                                                             --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --             11,679
Issuance of committed common stock                                                                             --
Issuance of common stock on exercise of                                                                        --
      warrants                                                          --                  --                340
Issuance of committed common stock                                                                             --
Issuance of common stock on conversion of
      convertible notes payable - related parties                       --                  --            100,000
Stock options issued for services rendered                              --                  --             52,742
Issuance of common stock for services rendered                          --                  --              3,000
Issuance of committed common stock                                                                             --
Issuance of common stock for cash                                       --                  --            100,000
Issuance of common stock for cash                                       --                  --            208,000
Issuance of common stock for cash                                       --                  --            188,000
Issuance of common stock for services rendered                          --                  --              6,360
Stock options issued for services rendered                              --                  --             31,514
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --                341
Issuance of common stock for cash                                       --                  --             60,000
Issuance of common stock for cash                                       --                  --            100,000
Issuance of common stock for cash                                       --                  --            500,000
Offering costs on issuance of common stock
      for cash                                                          --                  --            (40,000)
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --            191,255
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --              6,009
Issuance of common stock for cash                                       --                  --             60,001
Stock options issued for services rendered                              --                  --            278,142
Issuance of common stock for services rendered                          --                  --             15,000
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --             45,954
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --              7,143
Offering costs on issuance of common stock subject
      to rescission rights for cash                                     --                  --             (5,250)
Issuance of common stock for services rendered                          --                  --              1,500
Stock options issued for services rendered                              --                  --             24,104
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --             55,118
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --              7,937

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash                               12/22/03      $        0.71       --       --
Issuance of common stock for services rendered                  01/06/04      $        0.89       --       --
Warrants issued for services rendered                           01/06/04      $        0.59       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          01/15/04      $        0.88       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              01/15/04      $        0.39       --       --
Issuance of common stock on cashless
      exercise of warrants                                      01/15/04                          --       --
Issuance of common stock for services rendered                  01/15/04      $        0.88       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          01/16/04      $        0.89       --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           01/16/04                          --       --
Issuance of warrants in conjunction with
      convertible notes payable - related parties               01/16/04      $        0.18       --       --
Issuance of common stock for services rendered                  01/23/04      $        1.18       --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           01/26/04                          --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           01/28/04                          --       --
Issuance of warrants in conjunction with
      convertible notes payable - related parties               01/28/04      $        0.15       --       --
Issuance of common stock on cashless
      exercise of warrants                                      01/30/04                          --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           01/31/04                          --       --
Issuance of warrants in conjunction with
      convertible notes payable - related parties               01/31/04      $        0.12       --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           01/31/04                          --       --
Issuance of common stock on cashless
      exercise of warrants                                      02/04/04                          --       --
Offering costs on issuance of common stock subject
      to rescission rights for cash                             02/06/04                          --       --
Issuance of common stock for services rendered                  02/06/04      $        1.23       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          02/15/04      $        1.25       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              02/15/04      $        0.69       --       --
Issuance of common stock for services rendered                  02/25/04      $        1.26       --       --
Offering costs on issuance of common stock subject
      to rescission rights for cash                             02/25/04                          --       --
Common stock committed for services rendered                    03/10/04      $        1.42       --       --
Stock options issued for services rendered                      03/10/04      $        0.55       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          03/15/04      $        1.75       --       --
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Additional         Committed
                                                                           Common Stock               Paid-in             Common
                                                                    Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash                                     42,254                42            29,958              --
Issuance of common stock for services rendered                        27,500                28            24,447              --
Warrants issued for services rendered                                     --                --            17,775              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                75,739                76            66,574              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                        --                --             9,837              --
Issuance of common stock on cashless
      exercise of warrants                                            54,053                54               (54)             --
Issuance of common stock for services rendered                        12,000                12            10,548              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 2,520                 3             2,240              --
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --            58,245              --
Issuance of warrants in conjunction with
      convertible notes payable - related parties                         --                --            91,755              --
Issuance of common stock for services rendered                        55,000                55            64,845              --
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --             4,026              --
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --            41,196              --
Issuance of warrants in conjunction with
      convertible notes payable - related parties                         --                --           143,804              --
Issuance of common stock on cashless
      exercise of warrants                                            48,000                48               (48)             --
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --             6,046              --
Issuance of warrants in conjunction with
      convertible notes payable - related parties                         --                --            43,954              --
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --             9,558              --
Issuance of common stock on cashless
      exercise of warrants                                            25,049                25               (25)             --
Offering costs on issuance of common stock subject
      to rescission rights for cash                                       --                --            (5,250)             --
Issuance of common stock for services rendered                         3,333                 3             4,097              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                99,332                99           124,066              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                        --                --            19,415              --
Issuance of common stock for services rendered                         2,667                 3             3,357              --
Offering costs on issuance of common stock subject
      to rescission rights for cash                                       --                --            (7,000)             --
Common stock committed for services rendered                              --                --                             9,940
Stock options issued for services rendered                                --                --            15,917              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock               120,464               121           210,691              --
--------------------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                   Accumulated
                                                                                   during the
                                                                   Deferred       Development
                                                                 Compensation        Stage               Total
--------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash                                       --                  --             30,000
Issuance of common stock for services rendered                          --                  --             24,475
Warrants issued for services rendered                                   --                  --             17,775
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --             66,650
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --              9,837
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of common stock for services rendered                          --                  --             10,560
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --              2,243
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --             58,245
Issuance of warrants in conjunction with
      convertible notes payable - related parties                       --                  --             91,755
Issuance of common stock for services rendered                          --                  --             64,900
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --              4,026
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --             41,196
Issuance of warrants in conjunction with
      convertible notes payable - related parties                       --                  --            143,804
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --              6,046
Issuance of warrants in conjunction with
      convertible notes payable - related parties                       --                  --             43,954
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --              9,558
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Offering costs on issuance of common stock subject
      to rescission rights for cash                                     --                  --             (5,250)
Issuance of common stock for services rendered                          --                  --              4,100
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --            124,165
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             19,415
Issuance of common stock for services rendered                          --                  --              3,360
Offering costs on issuance of common stock subject
      to rescission rights for cash                                     --                  --             (7,000)
Common stock committed for services rendered                            --                  --              9,940
Stock options issued for services rendered                              --                  --             15,917
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --            210,812

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              03/15/04      $        1.13       --       --
Issuance of common stock on cashless
      exercise of warrants                                      03/15/04                          --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           03/16/04                          --       --
Issuance of common stock for cash                               03/19/04      $        0.75       --       --
Issuance of common stock on cashless
      exercise of warrants                                      03/23/04                          --       --
Issuance of common stock for cash                               03/25/04      $        0.75       --       --
Issuance of common stock for services rendered and
      to be rendered                                            03/25/04      $       --          --       --
Issuance of common stock for cash                               03/26/04      $        0.75       --       --
Issuance of common stock on cashless
      exercise of warrants                                      04/01/04                          --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              04/01/04      $        1.03       --       --
Warrants issued for services rendered                           04/07/04      $        1.57       --       --
Issuance of common stock for services rendered                  04/07/04      $        2.95       --       --
Issuance of common stock on cashless
      exercise of warrants                                      04/12/04                          --       --
Issuance of common stock for services rendered                  04/12/04      $        2.78       --       --
Issuance of common stock on cashless
      exercise of warrants                                      04/14/04                          --       --
Issuance of common stock on cashless
      exercise of warrants                                      04/15/04                          --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          04/15/04      $        2.55       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              04/15/04      $        1.88       --       --
Issuance of common stock on exercise of warrants                04/16/04      $        1.50       --       --
Warrants issued for services rendered
      and to be rendered                                        04/16/04      $       --          --       --
Issuance of common stock for services rendered
      and to be rendered                                        04/16/04      $       --          --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           04/19/04                          --       --
Issuance of common stock for cash                               04/20/04      $        0.99       --       --
Issuance of common stock on cashless
      exercise of warrants                                      04/23/04                          --       --
Issuance of common stock on cashless
      exercise of warrants                                      04/28/04                          --       --
Warrants issued for services rendered                           04/29/04      $        1.09       --       --
Common stock committed for legal settlement                     04/30/04      $        1.28       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              04/30/04      $        1.62       --       --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                              04/30/04      $        1.71       --       --
Common stock committed to investors as a penalty
      for delayed registration of common stock                  04/30/04      $        1.85       --       --
Warrants accrued but not issued to investors as a
      penalty for delayed registration of the underlying
      common stock                                              04/30/04      $        1.22       --       --
Amortization of deferred compensation
Net Loss
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Additional         Committed
                                                                          Common Stock               Paid-in             Common
                                                                   Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --            38,323              --
Issuance of common stock on cashless
      exercise of warrants                                            2,958                 3                (3)             --
Beneficial conversion feature on convertible
      notes payable - related parties                                    --                --            15,831              --
Issuance of common stock for cash                                    40,000                40            29,960              --
Issuance of common stock on cashless
      exercise of warrants                                           17,334                17               (17)             --
Issuance of common stock for cash                                    40,000                40            29,960              --
Issuance of common stock for services rendered and
      to be rendered                                                200,000               200           323,800
Issuance of common stock for cash                                    40,000                40            29,960              --
Issuance of common stock on cashless
      exercise of warrants                                            7,879                 8                (8)             --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --            10,735              --
Warrants issued for services rendered                                    --                --            78,297              --
Issuance of common stock for services rendered                       12,000                12            35,388              --
Issuance of common stock on cashless
      exercise of warrants                                          302,638               303              (303)             --
Issuance of common stock for services rendered                      100,000               100           277,900              --
Issuance of common stock on cashless
      exercise of warrants                                           12,701                13               (13)             --
Issuance of common stock on cashless
      exercise of warrants                                           18,235                18               (18)             --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock              141,383               141           360,386              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --            74,639              --
Issuance of common stock on exercise of warrants                     35,776                36            53,628              --
Warrants issued for services rendered
      and to be rendered                                                 --                --            75,461              --
Issuance of common stock for services rendered
      and to be rendered                                             75,000                75           213,675
Beneficial conversion feature on convertible
      notes payable - related parties                                    --                --            78,024              --
Issuance of common stock for cash                                    30,303                30            29,970              --
Issuance of common stock on cashless
      exercise of warrants                                            6,269                 6                (6)             --
Issuance of common stock on cashless
      exercise of warrants                                            2,000                 2                (2)             --
Warrants issued for services rendered                                    --                --            54,675              --
Common stock committed for legal settlement                              --                --                            13,440
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --            11,738              --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --            17,790              --
Common stock committed to investors as a penalty
      for delayed registration of common stock                           --                --                           156,299
Warrants accrued but not issued to investors as a
      penalty for delayed registration of the underlying
      common stock                                                       --                --            27,717              --
Amortization of deferred compensation
Net Loss
--------------------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                   Accumulated
                                                                                   during the
                                                                   Deferred       Development
                                                                 Compensation        Stage               Total
--------------------------------------------------------------------------------------------------------------------
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             38,323
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --             15,831
Issuance of common stock for cash                                       --                  --             30,000
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of common stock for cash                                       --                  --             30,000
Issuance of common stock for services rendered and
      to be rendered                                              (324,000)                                    --
Issuance of common stock for cash                                       --                  --             30,000
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             10,735
Warrants issued for services rendered                                   --                  --             78,297
Issuance of common stock for services rendered                          --                  --             35,400
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of common stock for services rendered                          --                  --            278,000
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --            360,527
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             74,639
Issuance of common stock on exercise of warrants                        --                  --             53,664
Warrants issued for services rendered
      and to be rendered                                           (75,461)                 --                 --
Issuance of common stock for services rendered
      and to be rendered                                          (213,750)                                    --
Beneficial conversion feature on convertible
      notes payable - related parties                                   --                  --             78,024
Issuance of common stock for cash                                       --                  --             30,000
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Issuance of common stock on cashless
      exercise of warrants                                              --                  --                 --
Warrants issued for services rendered                                   --                  --             54,675
Common stock committed for legal settlement                             --                  --             13,440
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             11,738
Issuance of warrants to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             17,790
Common stock committed to investors as a penalty
      for delayed registration of common stock                          --                  --            156,299
Warrants accrued but not issued to investors as a
      penalty for delayed registration of the underlying
      common stock                                                      --                  --             27,717
Amortization of deferred compensation                              153,903                                153,903
Net Loss                                                                            (7,600,103)        (7,600,103)


The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2004                                                                           --      $--

Beneficial conversion feature on convertible
      notes payable                                             05/01/04                          --       --
 Issuance of warrants in conjunction with
       convertible notes payable                                05/01/04      $        0.10       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock       05/01/04      $        1.69       --       --
Issuance of common stock for services rendered                  05/05/04      $        2.19       --       --
Issuance of common stock for services rendered                  05/07/04      $        1.97       --       --
Offering costs on issuance of common stock                      05/10/04
Common stock committed for services rendered                    05/12/04      $        1.87       --       --
Issuance of committed common stock to investors as
 a penalty for delayed registration of common stock             05/15/04      $        1.85       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          05/15/04      $        1.85       --       --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock       05/15/04      $        1.22       --       --
Issuance of common stock for cash                               05/21/04      $        1.51       --       --
Offering costs on issuance of common stock                      05/25/04                          --       --
Offering costs on issuance of common stock                      05/26/04                          --       --
Amortization of deferred compensation                           05/31/04                          --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          06/01/04      $        1.90       --       --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock       06/01/04      $        1.27       --       --
Issuance of common stock for cash                               06/01/04      $        1.51       --       --
Issuance of common stock for cash                               06/01/04      $        1.51       --       --
Issuance of common stock for cash                               06/04/04      $        1.51       --       --
Issuance of common stock for cash                               06/07/04      $        1.51       --       --
Issuance of common stock for cash                               06/07/04      $        1.51       --       --
Issuance of common stock for cash                               06/07/04      $        1.51       --       --
Offering costs on issuance of common stock                      06/10/04                          --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          06/15/04      $        1.26       --       --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock       06/15/04      $        0.69       --       --
Common stock committed for services rendered                    06/16/04      $        1.11       --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           06/16/04                          --       --
Beneficial conversion feature on convertible
      notes payable - related parties                           06/17/04                          --       --
Issuance of common stock for cash                               06/18/04      $        1.01       --       --
Beneficial conversion feature on convertible
      notes payable                                             06/23/04                          --       --
Issuance of warrants in conjunction with
       convertible notes payable                                06/23/04      $        0.15       --       --
Beneficial conversion feature on convertible
      notes payable                                             06/23/04                          --       --
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Additional         Committed
                                                                           Common Stock               Paid-in             Common
                                                                    Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2004                                           30,652,482      $     30,652      $ 19,181,421       $ 179,679

Beneficial conversion feature on convertible
      notes payable                                                       --                --            25,262              --
 Issuance of warrants in conjunction with
       convertible notes payable                                          --                --           399,739              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 6,667                 7            15,661              --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock                 --                --           186,733              --
Issuance of common stock for services rendered                        95,000                95           207,955              --
Issuance of common stock for services rendered                         3,500                 4             6,891              --
Offering costs on issuance of common stock                                                               (13,000)             --
Common stock committed for services rendered                              --                --                --          13,090
Issuance of committed common stock to investors as
 a penalty for delayed registration of common stock                   84,486                84           156,215        (156,299)
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                77,823                78           143,894              --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock                 --                --            27,732              --
Issuance of common stock for cash                                     29,801                30            44,970              --
Offering costs on issuance of common stock                                --                --            (5,000)             --
Offering costs on issuance of common stock                                --                --            (2,250)             --
Amortization of deferred compensation                                     --                --                --              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                32,223                32            61,192              --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock                 --                --           140,443              --
Issuance of common stock for cash                                     13,245                13            19,987              --
Issuance of common stock for cash                                     19,868                20            29,980              --
Issuance of common stock for cash                                     66,225                66            99,934              --
Issuance of common stock for cash                                     33,113                33            49,967              --
Issuance of common stock for cash                                     19,868                20            29,980              --
Issuance of common stock for cash                                     66,225                66            99,934              --
Offering costs on issuance of common stock                                                               (11,500)             --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock               187,028               187           235,468              --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock                 --                --            36,412              --
Common stock committed for services rendered                              --                --                --           9,990
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --             1,305              --
Beneficial conversion feature on convertible
      notes payable - related parties                                     --                --             3,859              --
Issuance of common stock for cash                                     99,010                99            99,901              --
Beneficial conversion feature on convertible
      notes payable                                                       --                --            30,044              --
Issuance of warrants in conjunction with
       convertible notes payable                                          --                --           209,956              --
Beneficial conversion feature on convertible
      notes payable                                                       --                --             7,511              --
-------------------------------------------------------------------------------------------------------------------
                                                                                   Deficit
                                                                                  Accumulated
                                                                                  during the
                                                                  Deferred       Development
                                                                Compensation        Stage               Total
-------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2004                                        $ (459,308)      $ (21,815,596)      $ (2,883,152)

Beneficial conversion feature on convertible
      notes payable                                                    --                  --             25,262
 Issuance of warrants in conjunction with
       convertible notes payable                                       --                  --            399,739
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 --                  --             15,668
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock              --                  --            186,733
Issuance of common stock for services rendered                         --                  --            208,050
Issuance of common stock for services rendered                         --                  --              6,895
Offering costs on issuance of common stock                             --                  --            (13,000)
Common stock committed for services rendered                           --                  --             13,090
Issuance of committed common stock to investors as
 a penalty for delayed registration of common stock                    --                  --                 --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 --                  --            143,972
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock              --                  --             27,732
Issuance of common stock for cash                                      --                  --             45,000
Offering costs on issuance of common stock                             --                  --             (5,000)
Offering costs on issuance of common stock                             --                  --             (2,250)
Amortization of deferred compensation                              92,202                  --             92,202
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 --                  --             61,224
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock              --                  --            140,443
Issuance of common stock for cash                                      --                  --             20,000
Issuance of common stock for cash                                      --                  --             30,000
Issuance of common stock for cash                                      --                  --            100,000
Issuance of common stock for cash                                      --                  --             50,000
Issuance of common stock for cash                                      --                  --             30,000
Issuance of common stock for cash                                      --                  --            100,000
Offering costs on issuance of common stock                             --                  --            (11,500)
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 --                  --            235,655
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock              --                  --             36,412
Common stock committed for services rendered                           --                  --              9,990
Beneficial conversion feature on convertible
      notes payable - related parties                                  --                  --              1,305
Beneficial conversion feature on convertible
      notes payable - related parties                                  --                  --              3,859
Issuance of common stock for cash                                      --                  --            100,000
Beneficial conversion feature on convertible
      notes payable                                                    --                  --             30,044
Issuance of warrants in conjunction with
       convertible notes payable                                       --                  --            209,956
Beneficial conversion feature on convertible
      notes payable                                                    --                  --              7,511

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Issuance of warrants in conjunction with
       convertible notes payable                                06/23/04      $        0.15       --       --
Issuance of committed common stock for legal settlement         06/24/04      $        1.28       --       --
Amortization of deferred compensation                           06/30/04                          --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          07/01/04      $        1.86       --       --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock       07/01/04      $        1.23       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          07/15/04      $        1.20       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          07/15/04      $        1.20       --       --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock       07/15/04      $        0.64       --       --
Common stock committed for services rendered                    07/21/04      $        0.94       --       --
Warrants issued for services rendered                           07/26/04      $        0.39       --       --
Issuance of common stock for services rendered                  07/28/04      $        0.97       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          07/31/04      $        1.00       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  07/31/04      $        0.47       --       --
Amortization of deferred compensation                           07/31/04                          --       --
Common stock committed for services rendered                    08/05/04      $        1.14       --       --
Common stock committed for services rendered                    08/11/04      $        1.02       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          08/15/04      $        1.00       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  08/15/04      $        0.47       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          08/31/04      $        0.85       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  08/31/04      $        0.37       --       --
Amortization of deferred compensation                           08/31/04                          --       --
Beneficial conversion feature on convertible
      notes payable                                             09/01/04                          --       --
Committment to Issue common stock for subscription
      receivable                                                09/07/04      $        0.46       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          09/15/04      $        0.82       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  09/15/04      $        0.34       --       --
Issuance of common stock upon conversion of
      Convertible Note payable                                  09/20/04                          --       --
Common stock committed for services rendered                    09/21/04      $        0.78       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          09/30/04      $        0.82       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  09/30/04      $        0.44       --       --
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Additional         Committed
                                                                           Common Stock               Paid-in             Common
                                                                    Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants in conjunction with
       convertible notes payable                                          --                --            52,489              --
Issuance of committed common stock for legal settlement               10,500                11            13,429         (13,440)
Amortization of deferred compensation                                     --                --                --              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                32,223                32            59,903              --
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock                 --                --           136,473              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock               209,217               209           250,851              --
Common stock committed to investors as a
      penalty for delayed registration of common stock                    --                --                --             546
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock                 --                --            37,715              --
Common stock committed for services rendered                              --                --                             8,460
Warrants issued for services rendered                                     --                --            38,573              --
Issuance of common stock for services rendered                       182,955               183           177,283              --
Common stock committed to investors as a
      penalty for delayed registration of common stock                    --                --                --         116,004
Warrants committed to investors as a penalty
      for delayed registration of common stock                            --                --            15,500              --
Amortization of deferred compensation                                     --                --                --              --
Common stock committed for services rendered                              --                --                --          10,260
Common stock committed for services rendered                              --                --                --          12,240
Common stock committed to investors as a                                  --                --
      penalty for delayed registration of common stock                    --                --                --         116,004
Warrants committed to investors as a penalty
      for delayed registration of common stock                            --                --            15,500              --
Common stock committed to investors as a
      penalty for delayed registration of common stock                    --                --                --          27,390
Warrants committed to investors as a penalty
      for delayed registration of common stock                            --                --            41,405              --
Amortization of deferred compensation                                     --                --                --              --
Beneficial conversion feature on convertible
      notes payable                                                       --                --            55,769              --
Committment to Issue common stock for subscription
      receivable                                                          --                --                --          33,000
Common stock committed to investors as a
      penalty for delayed registration of common stock                    --                --                --         208,567
Warrants committed to investors as a penalty
      for delayed registration of common stock                            --                --            24,260              --
Issuance of common stock upon conversion of
      Convertible Note payable                                       192,308               192            99,808              --
Common stock committed for services rendered                              --                --                --          11,700
Common stock committed to investors as a
      penalty for delayed registration of common stock                    --                --                --          26,423
Warrants committed to investors as a penalty
      for delayed registration of common stock                            --                --            49,026              --
-------------------------------------------------------------------------------------------------------------------
                                                                                   Deficit
                                                                                  Accumulated
                                                                                  during the
                                                                  Deferred       Development
                                                                Compensation        Stage               Total
-------------------------------------------------------------------------------------------------------------------
Issuance of warrants in conjunction with
       convertible notes payable                                       --                  --             52,489
Issuance of committed common stock for legal settlement                --                  --                 --
Amortization of deferred compensation                             114,150                  --            114,150
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 --                  --             59,935
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock              --                  --            136,473
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                 --                  --            251,060
Common stock committed to investors as a
      penalty for delayed registration of common stock                 --                  --                546
Issuance of warrants to investors as a penalty for
      delayed registration of the underlying common stock              --                  --             37,715
Common stock committed for services rendered                           --                  --              8,460
Warrants issued for services rendered                                  --                  --             38,573
Issuance of common stock for services rendered                         --                  --            177,466
Common stock committed to investors as a
      penalty for delayed registration of common stock                 --                  --            116,004
Warrants committed to investors as a penalty
      for delayed registration of common stock                         --                  --             15,500
Amortization of deferred compensation                              72,199                  --             72,199
Common stock committed for services rendered                           --                  --             10,260
Common stock committed for services rendered                           --                  --             12,240
Common stock committed to investors as a
      penalty for delayed registration of common stock                 --                  --            116,004
Warrants committed to investors as a penalty
      for delayed registration of common stock                         --                  --             15,500
Common stock committed to investors as a
      penalty for delayed registration of common stock                 --                  --             27,390
Warrants committed to investors as a penalty
      for delayed registration of common stock                         --                  --             41,405
Amortization of deferred compensation                              20,084                                 20,084
Beneficial conversion feature on convertible
      notes payable                                                    --                  --             55,769
Committment to Issue common stock for subscription
      receivable                                                       --                  --             33,000
Common stock committed to investors as a
      penalty for delayed registration of common stock                 --                  --            208,567
Warrants committed to investors as a penalty
      for delayed registration of common stock                         --                  --             24,260
Issuance of common stock upon conversion of
      Convertible Note payable                                         --                  --            100,000
Common stock committed for services rendered                           --                  --             11,700
Common stock committed to investors as a
      penalty for delayed registration of common stock                 --                  --             26,423
Warrants committed to investors as a penalty
      for delayed registration of common stock                         --                  --             49,026

The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Price per    Series A Convertible,
                                                                                  Equity        Preferred Stock
                                                                 Date              Unit       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Expensing of deferred compensation                              09/30/04                          --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          10/15/04      $        1.28       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  10/15/04      $        0.51       --       --
Common stock committed for cash                                 10/18/04      $        0.58       --       --
Common stock committed for cash                                 10/19/04      $        0.49       --       --
Common stock committed for cash                                 10/21/04      $        0.46       --       --
Common stock committed for cash                                 10/22/04      $        0.46       --       --
Common stock committed for services rendered                    10/25/04      $        0.97       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          10/31/04      $        0.99       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  10/31/04      $        0.61       --       --
Amortization of deferred compensation                           10/31/04                          --       --
Common stock committed upon receipt of cash                     11/01/04                          --       --
Issuance of common stock committed in October
      upon receipt of cash                                      11/05/04                          --       --
Issuance of common stock previously committed as a
      penalty for the delayed registration of common stock      11/05/04                          --       --
Common stock committed for services rendered                    11/05/04      $        1.04       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          11/15/04      $        1.02       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  11/15/04      $        0.49       --       --
Issuance of common stock committed in September
      upon receipt of cash                                      11/16/04      $        0.46       --       --
Issuance of common stock in settlement of
      promissory notes payable - related parties                11/19/04      $        0.46       --       --
Issuance of committed common stock from
      the cashless exercise of warrants                         11/24/04      $        0.00       --       --
Issuance of common stock for cash                               11/30/04      $        0.46       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  11/30/04      $        0.68       --       --
Amortization of deferred compensation                           11/30/04                          --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  12/15/04      $        0.41       --       --
Common stock committed for cash                                 12/23/04      $        0.46       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  12/31/04      $        0.50       --       --
Amortization of deferred compensation                           12/31/04                          --       --
Issuance of common stock for cash                               01/07/05      $        0.46       --       --
Issuance of common stock in settlement of
      promissory notes payable - related parties                01/07/05      $        0.46       --       --
Common stock committed for services rendered                    01/12/05      $        0.70       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          01/15/05      $        0.75       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  01/15/05      $        0.29       --       --
Issuance of common stock committed to investors as a
      penalty for delayed registration of common stock          01/18/05      $        0.96       --       --
Issuance of common stock for cash                               01/18/05      $        0.46       --       --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock          01/18/05      $        0.94       --       --
Common stock committed to former shareholders
      of Microdevices                                           01/25/05      $        0.04       --       --
Common stock committed to investors as a
      penalty for delayed registration of common stock          01/31/05      $        0.85       --       --
Warrants committed to investors as a penalty
      for delayed registration of common stock                  01/31/05      $        0.49       --       --
Common stock committed upon conversion of
      convertible note payable                                  01/31/05      $        0.45       --       --
Amortization of deferred compensation                           01/31/05
Net loss                                                                                          --       --
Balance at January 31, 2005                                                                       --       --
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Additional         Committed
                                                                          Common Stock               Paid-in             Common
                                                                   Shares             Amount         Capital             Stock
-----------------------------------------------------------------------------------------------------------------------------------
Expensing of deferred compensation                                       --                --                --              --
Common stock committed to investors as a
      penalty for delayed registration of common stock                   --                --                --         207,383
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            39,793              --
Common stock committed for cash                                          --                --                --         241,956
Common stock committed for cash                                          --                --                --         370,500
Common stock committed for cash                                          --                --                --          25,300
Common stock committed for cash                                          --                --                --          33,000
Common stock committed for services rendered                             --                --                --          14,550
Common stock committed to investors as a
      penalty for delayed registration of common stock                   --                --                --          90,014
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            90,390              --
Amortization of deferred compensation                                    --                --                --              --
Common stock committed upon receipt of cash                              --                --                --          20,700
Issuance of common stock committed in October
      upon receipt of cash                                        1,436,427             1,436           659,320        (660,756)
Issuance of common stock previously committed as a
      penalty for the delayed registration of common stock          744,799               745           667,903        (668,648)
Common stock committed for services rendered                             --                --                --          15,600
Common stock committed to investors as a
      penalty for delayed registration of common stock                   --                --                --          29,208
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            20,645              --
Issuance of common stock committed in September
      upon receipt of cash                                           71,739                72            32,928         (33,000)
Issuance of common stock in settlement of
      promissory notes payable - related parties                  1,010,870             1,011           463,989              --
Issuance of committed common stock from
      the cashless exercise of warrants                           1,046,687             1,047            (1,047)             --
Issuance of common stock for cash                                 1,707,395             1,707           783,693              --
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            84,276              --
Amortization of deferred compensation                                    --                --                --              --
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            37,352              --
Common stock committed for cash                                          --                --                --          50,000
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            60,990              --
Amortization of deferred compensation                                    --                --                --
Issuance of common stock for cash                                   489,783               490           224,810              --
Issuance of common stock in settlement of
      promissory notes payable - related parties                    128,260               128            58,872              --
Common stock committed for services rendered                             --                --                --          10,500
Common stock committed to investors as a
      penalty for delayed registration of common stock                   --                --                --          28,864
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            28,014              --
Issuance of common stock committed to investors as a
      penalty for delayed registration of common stock               85,700                86            81,787         (81,873)
Issuance of common stock for cash                                   200,000               200            91,800              --
Issuance of common stock to investors as a
      penalty for delayed registration of common stock              234,995               235           219,897              --
Common stock committed to former shareholders
      of Microdevices                                                    --                --                --          18,923
Common stock committed to investors as a
      penalty for delayed registration of common stock                   --                --                --           6,565
Warrants committed to investors as a penalty
      for delayed registration of common stock                           --                --            86,030              --
Common stock committed upon conversion of
      convertible note payable                                           --                --                --          49,560
Amortization of deferred compensation
Net loss                                                                 --                --                --              --
Balance at January 31, 2005                                      39,270,422      $     39,270      $ 26,320,022       $ 371,960
--------------------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                   Accumulated
                                                                                   during the
                                                                   Deferred       Development
                                                                 Compensation        Stage               Total
--------------------------------------------------------------------------------------------------------------------
Expensing of deferred compensation                                  20,084                  --             20,084
Common stock committed to investors as a
      penalty for delayed registration of common stock                  --                  --            207,383
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             39,793
Common stock committed for cash                                         --                  --            241,956
Common stock committed for cash                                         --                  --            370,500
Common stock committed for cash                                         --                  --             25,300
Common stock committed for cash                                         --                  --             33,000
Common stock committed for services rendered                            --                  --             14,550
Common stock committed to investors as a
      penalty for delayed registration of common stock                  --                  --             90,014
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             90,390
Amortization of deferred compensation                               20,084                  --             20,084
Common stock committed upon receipt of cash                             --                  --             20,700
Issuance of common stock committed in October
      upon receipt of cash                                              --                  --                 --
Issuance of common stock previously committed as a
      penalty for the delayed registration of common stock              --                  --                  0
Common stock committed for services rendered                            --                  --             15,600
Common stock committed to investors as a
      penalty for delayed registration of common stock                  --                  --             29,208
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             20,645
Issuance of common stock committed in September
      upon receipt of cash                                              --                  --                 --
Issuance of common stock in settlement of
      promissory notes payable - related parties                        --                  --            465,000
Issuance of committed common stock from
      the cashless exercise of warrants                                 --                  --                 --
Issuance of common stock for cash                                       --                  --            785,400
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             84,276
Amortization of deferred compensation                               20,084                  --             20,084
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             37,352
Common stock committed for cash                                         --                  --             50,000
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             60,990
Amortization of deferred compensation                               20,084                                 20,084
Issuance of common stock for cash                                       --                  --            225,300
Issuance of common stock in settlement of
      promissory notes payable - related parties                        --                  --             59,000
Common stock committed for services rendered                            --                  --             10,500
Common stock committed to investors as a
      penalty for delayed registration of common stock                  --                  --             28,864
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             28,014
Issuance of common stock committed to investors as a
      penalty for delayed registration of common stock                  --                  --                 --
Issuance of common stock for cash                                       --                  --             92,000
Issuance of common stock to investors as a
      penalty for delayed registration of common stock                  --                  --            220,132
Common stock committed to former shareholders
      of Microdevices                                                   --                  --             18,923
Common stock committed to investors as a
      penalty for delayed registration of common stock                  --                  --              6,565
Warrants committed to investors as a penalty
      for delayed registration of common stock                          --                  --             86,030
Common stock committed upon conversion of
      convertible note payable                                          --                  --             49,560
Amortization of deferred compensation                               20,085                                 20,085
Net loss                                                                --          (8,208,216)        (8,208,216)
Balance at January 31, 2005                                     $  (60,252)      $ (30,023,812)      $ (3,352,812)


The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 AND
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------


                                                                                                                        For the
                                                                                                                      Period from
                                                                                       For the Nine Months Ended    August 21, 1995
                                                                                      ---------------------------    (Inception) to
                                                                                      January 31,     Janaury 31,     January 31,
                                                                                         2005            2004            2005
                                                                                                       Restated
                                                                                      (unaudited)     (unaudited)     (unaudited)
                                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                                                  $ (8,208,216)   $ (4,826,800)   $(28,594,778)
            Adjustments to reconcile net loss to net cash
             used in operating activities
                      Depreciation                                                         157,816         102,894         401,354
                      Issuance of common stock for services rendered                       387,075         132,210       5,145,684
                      Common stock committed for services rendered                         106,390              --         106,390
                      Common stock issued for legal settlement                                  --              --          13,440
                      Issuance of common stock as compensation expense
                        for services rendered from minority shareholders                        --              --          18,923
                      Warrants issued or committed for services rendered                    38,573          50,424         976,035
                      Financing expense in connection with the
                        issuance of warrants                                                    --              --         223,710
                      Stock options issued for services rendered                                --         391,960       2,066,540
                      Additional compensation to officer in the form of
                        convertible note payable - related party                                --              --          42,171
                      Amortization of deferred compensation                                399,055         596,408       1,585,939
                      Amortization of debt discount on convertible
                        notes payable                                                      785,934         398,925       1,278,714
                      Issuance of convertible notes payable as a penalty for the
                       delayed registration of the underlying common stock                  26,000              --          33,000
                      Issuance of common stock as a penalty for the delayed
                        registration of shares of common stock                           1,738,167         372,899       3,020,530
                      Issuance or commitment to issue warrants as a penalty for the
                        delayed registration of the underlying common stock              1,158,690          30,926       1,389,972
                      Common stock committed as a penalty for the delayed
                        registration of shares of common stock                             106,447              --         106,447
                      (Increase) decrease in
                                Accounts receivable                                       (122,079)             --        (152,491)
                                Inventory                                                 (589,713)             --        (589,713)
                                Other current assets                                      (237,528)        (46,971)       (452,345)
                                Other assets                                                    --              --              --
                      Increase (decrease) in
                                Accounts payable                                           437,109         515,539       1,843,540
                                Accrued expenses                                           (28,548)         54,813          59,743
                                Accrued payroll and payroll taxes                           31,778          52,254         880,850
                                Accrued interest                                            70,954          22,069         150,176
                                Other current liabilities                                  100,000              --         100,000
                                                                                      ------------    ------------    ------------

Net cash used in operating activities                                                 $ (3,642,096)   $ (2,152,450)   $(10,346,169)
                                                                                      ------------    ------------    ------------


The accompanying notes are an integral part of these financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 AND
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2005
--------------------------------------------------------------------------------


                                                                                                                        For the
                                                                                                                      Period from
                                                                                       For the Nine Months Ended    August 21, 1995
                                                                                      ---------------------------    (Inception) to
                                                                                      January 31,     Janaury 31,     January 31,
                                                                                         2005            2004            2005
                                                                                                       Restated
                                                                                      (unaudited)     (unaudited)     (unaudited)
                                                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of property and equipment                                        $   (144,154)   $   (177,169)   $   (993,683)
                                                                                      ------------    ------------    ------------

Net cash used in investing activities                                                     (144,154)       (177,169)       (993,683)
                                                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from issuance of common stock in
             private placement                                                        $         --    $         --    $  3,547,406
            Offering costs on issuance of common stock in
                       private placement                                                        --              --        (196,793)
            Proceeds from issuance of common stock                                       2,271,456       1,246,003       4,264,724
            Offering costs on issuance of common stock                                     (31,750)        (45,250)       (139,768)
            Proceeds from commitment to issue common stock                                  80,700              --          80,700
            Proceeds from the issuance of preferred stock                                       --              --         979,301
            Offering costs on issuance of preferred stock                                       --              --        (178,902)
            Proceeds from issuance of common stock subject
              to rescission rights                                                         880,000         225,000       1,355,000
            Proceeds from issuance of common stock subject
              to buy-back                                                                       --         200,000         250,518
            Proceeds from collection of subscription receivable for
              sales of common stock subject to buy-back                                         --         443,482         443,482
            Recapitalization of reverse merger                                                  --              --              14
            Proceeds from exercise of stock options in subsidiary                               --              --           7,164
            Proceeds from issuance of common stock upon exercise
              of warrants                                                                       --             340          54,004
            Proceeds from notes payable                                                     59,000              --          59,000
            Payment on notes payable                                                        (8,482)             --          (8,989)
            Proceeds from issuance of notes payable - related parties                      476,000          36,000         947,853
            Payments on notes payable - related parties                                   (260,934)             --        (807,265)
            Proceeds from convertible notes payable                                        100,000              --         100,000
            Proceeds from convertible notes payable - related parties                           --              --          55,400
            Payments on convertible notes payable - related parties                             --         (10,400)        (35,400)
            Proceeds from convertible notes payable
              subject to rescission rights                                                 300,000         335,000         685,000
            Proceeds from collection of subscription receivable for
              sale of convertible note payable                                             425,000              --         425,000
                                                                                      ------------    ------------    ------------

Net cash provided by financing activities                                                4,290,990       2,430,175      11,887,449
                                                                                      ------------    ------------    ------------

Net increase in cash and cash equivalents                                                  504,740         100,556         547,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              42,857         107,008              --
                                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    547,597    $    207,564    $    547,597
                                                                                      ============    ============    ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

             Interest paid                                                            $     13,771    $         --    $     16,659
                                                                                      ============    ============    ============

             Income taxes paid                                                        $      1,686    $      2,400    $     15,869
                                                                                      ============    ============



The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, , HiEnergy Technologies, Inc. (the "Company") issued unsecured convertible notes payable-related party, in exchange for accounts payable due to former legal counsel for the Company of $25,648, $685,388 and $773,083, respectively.

During the nine months ended January 31, 2004, the Company issued 300,000 shares of common stock in settlement of $100,000 of the above unsecured convertible notes payable-related party balance due to former legal counsel of the Company.

During the nine months ended January 31, 2005, the Company issued 94,986 shares of common stock which were committed to be issued as of the year ended April 30, 2004.

During the nine months ended January 31, 2005, the Company issued 192,308 shares of common stock for the outstanding principal on a convertible note payable balance of $100,000. The Company expensed a beneficial conversion feature upon conversion in the amount of $55,769.

During the nine months ended January 31, 2005, the Company committed to issue 110,133 shares of common stock in settlement of $47,200 worth of convertible notes payable plus accrued interest.

During the nine months ended January 31, 2005, the Company issued 71,739 shares of common stock for proceeds of $33,000 that was deposited with a law firm for prepaid legal services.

During the nine months ended January 31, 2005, the Company applied $39,959 deposited with its former legal counsel to outstanding accounts payable.

During the nine months ended January 31, 2005, the Company entered into a three-year capital lease for office equipment valued at $6,633. Total payments during the lease term are $8,538.

During the nine months ended January 31, 2005, the Company issued 1,046,687 shares of common stock on the cashless exercise of warrants to purchase 1,384,444 shares of common stock.

During the nine months ended January 31, 2005, the Company issued unsecured notes payable to various employees in exchange for deferred salaries of $13,827 in the aggregate and $25,000 to a consultant in exchange for deferred consulting fees.

During the nine months ended January 31, 2005, the Company issued 128,260 shares of common stock to an investor, upon the conversion of notes payable of $59,000.

During the nine months ended January 31, 2005, the Company issued 1,010,870 shares of common stock to the chairman of the Company and an affiliate, upon the conversion of notes payable-related parties of $465,000.

The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb FinderTM 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMA(TM) a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. The Company is marketing its devices to governmental and private entities and is negotiating licenses for distribution of its devices with various industry partners. To date, the Company has devoted the bulk of its efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and has yet to generate meaningful revenues from the sale of any products using its technologies.

The Company also continues to focus on the research and development of additional applications of its technologies and their further exploitation, both internally and through collaboration with third parties. HiEnergy is currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of its core technology. Recently, it entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates the Company's SuperSenzor TM technology into a baggage screening system. The Company's "stoichiometric" technology, or "Stoitech TM" has been incorporated into additional prototype applications which, if the Company is able to raise the funds necessary to commercialize them, will be the next products it attempts to launch: (i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) an anti-tank landmine detector; (iii) an unexploded ordnance detector, which is also useful to detect IEDs; and (iv) a device the Company calls a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Ltd. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware on July 28, 2003 and March 11, 2004, respectively. Prior to January 2005, HiEnergy also had one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which Stoitech TM was initially developed by its Chairman and CEO, Dr. Bogdan Maglich. ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's present Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary, and was later merged with the Company in January 2005 in a short-form merger through which the Company committed to issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange).

NOTE 2 - RESTATEMENT AND RECLASSIFICATIONS

In June 2004, the Company announced that it had revised its assumptions used to determine the fair value of the common stock of Microdevices. Furthermore, a change in the fair value of Microdevices common stock resulted in changes to the Company's financial statements, as the fair value was used as a basis to determine the value of:

      o Stock Options and warrants granted to employees and non-employees during fiscal years 1996 through 2002. Stock options granted to employees and directors were valued using the intrinsic value method as prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations while stock options and warrants issued to non-employees were valued using the Black-Scholes valuation model, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations.

      o Shares of common stock issued for services rendered during fiscal years 1996 through 2002, which were recorded as compensation expense.

As a result of this revision and the change in how the Company determines the fair value of Microdevices common stock, the Company's financial results for the fiscal years ended April 30, 2002 and 2003, as well as the quarter ended January 31, 2004, have been restated to correct certain accounting errors made in preparing those financial statements as well as other reclassifications and adjustments. The Company has also made additional corrections to previously unrecognized accounting discrepancies discovered during the restatement process, including adjustments for estimated payroll tax liability as discussed in item 5 below.

Below is the reclassification effect to the Balance Sheet as of January 31, 2004 and the Statements of Operations for the three and nine months ended January 31, 2004:

Balance Sheet as of January 31, 2004

                                                As Originally    Restatement                   As
                                                   Reported       Adjustment                Restated
                                                   --------       ----------                --------
Current assets                                  $    492,520    $         --             $    492,520
                                                ------------    ------------             ------------
  Total assets                                     1,075,696              --                1,075,696
                                                ============    ============             ============
Accrued payroll and payroll taxes                     50,038         385,786         5        435,824

CNP subject to rescission rights                          --         385,000        12        385,000

Common stock subject to buy-back                          --         694,000        13        694,000

Common stock subject to rescission
  rights                                                  --         225,000                  225,000


Total current liabilities                          1,428,845         385,786         8
                                                                     385,000        12
                                                                     694,000        13
                                                                     225,000        14      3,118,631
                                                ------------    ------------             ------------
Convertible notes payable-related parties             78,205         (78,205)       12             --

Minority interest                                     18,923              --                   18,923
                                                ------------    ------------             ------------
Shareholders' Deficit

Common stock                                          31,557          (2,000)
                                                                        (303)       14         29,254
                                                ------------    ------------             ------------

Additional paid-in capital                        13,291,768       3,792,564         1
                                                                     667,037         2
                                                                    (255,460)        3
                                                                      24,924         4
                                                                      57,661         6
                                                                     372,899         6
                                                                      30,926         7
                                                                    (122,545)        8
                                                                     (39,513)        9
                                                                      13,925        10
                                                                     (28,153)       11
                                                                    (692,000)       13
                                                                    (224,697)       14     16,889,336
                                                ------------    ------------             ------------

Deficit accumulated during the
  development stage                              (13,835,447)     (3,792,564)        1
                                                                    (667,037)        2
                                                                     255,460         3
                                                                     (24,924)        4
                                                                    (363,904)        5
                                                                     (21,882)        5
                                                                     (57,661)        6
                                                                    (372,899)        6
                                                                     (30,926)        7
                                                                     122,545         8
                                                                      39,513         9
                                                                     (13,925)       10
                                                                      28,153        11
                                                                    (306,795)       12    (19,042,293)
                                                ------------    ------------             ------------

Total stockholders' deficit                         (452,727)       (385,786)        5
                                                                    (385,000)        2
                                                                      78,205        12
                                                                    (694,000)       13
                                                                    (225,000)       14     (2,064,308)
                                                ------------    ------------             ------------
Total liabilities & shareholders'
  deficit                                          1,075,696              --                1,075,696
                                                ============    ============             ============

Statement of Operations for Three Months Ended January 31, 2004

                                                As Originally    Restatement                   As
                                                   Reported       Adjustment                Restated
                                                   --------       ----------                --------

Contract Revenues                               $         --    $         --             $         --

General & Administration                           1,186,415           7,294         5
                                                                     (69,794)        8
                                                                      (6,808)        9
                                                                      (9,360)       15      1,107,747
                                                ------------    ------------             ------------

Research & development                               209,529              --                  209,529

Total operating expenses                           1,395,944           7,294         5
                                                                     (69,794)        8
                                                                      (6,808)        9
                                                                      (9,360)       15      1,317,276
                                                ------------    ------------             ------------

Loss from operations                              (1,395,944)         (7,294)        5
                                                                      69,794         8
                                                                       6,808         9
                                                                       9,360        15     (1,317,276)
                                                ------------    ------------             ------------

Interest expense                                     (13,388)        (13,584)       10
                                                                    (306,795)       12
                                                                     (76,174)       17       (409,941)
                                                ------------    ------------             ------------

Financing expense                                    (76,174)         76,174        17             --

Penalties on equity                                       --        (169,965)        6
                                                                     (24,917)        7       (194,882)
                                                ------------    ------------             ------------

Total other expense                                  (89,454)       (169,965)        6
                                                                     (24,917)        7
                                                                     (13,584)       10
                                                                    (306,795)       12       (604,715)
                                                ------------    ------------             ------------

Net loss available to shareholders                (1,485,398)         (7,294)        5
                                                                    (169,965)        6
                                                                     (24,917)        7
                                                                      69,794         8
                                                                       6,808         9
                                                                     (13,584)       10
                                                                    (306,795)       12
                                                                       9,360        15     (1,921,991)
                                                ============    ============             ============

Statment of Operations for Nine Months Ended January 31, 2004

                                                As Originally    Restatement                   As
                                                   Reported       Adjustment                Restated
                                                   --------       ----------                --------
Contract Revenues                               $         --    $         --             $         --

General & Administration                           3,593,528          21,882         5
                                                                    (122,545)        8
                                                                     (39,513)        9      3,453,352
                                                ------------    ------------             ------------

Research & development                               546,606              --                  546,606

Total operating expenses                           4,140,134          21,882         5
                                                                    (122,545)        8
                                                                     (39,513)        9      3,999,958
                                                ------------    ------------             ------------

Loss from operations                              (4,140,134)        (21,882)        5
                                                                     122,545         8
                                                                      39,513         9     (3,999,958)
                                                ------------    ------------             ------------

Interest expense                                     (26,314)        (13,925)       10
                                                                    (306,795)       12
                                                                     (76,174)       17       (423,208)
                                                ------------    ------------             ------------

Financing expense                                    (76,174)         76,174        17             --

Penalties on equity                                       --        (372,899)        6
                                                                     (30,926)        7       (403,825)
                                                ------------    ------------             ------------

Total other expense                                 (101,497)       (372,899)        6
                                                                     (30,926)        7
                                                                     (13,925)       10
                                                                    (306,795)       12       (826,042)
                                                ------------    ------------             ------------

Loss before provision for income taxes            (4,241,631)        (21,882)        5
                                                                    (372,899)        6
                                                                     (30,926)        7
                                                                     122,545         8
                                                                      39,513         9
                                                                     (13,925)       10
                                                                    (306,795)       12     (4,826,000)
                                                ------------    ------------             ------------

Net loss                                          (4,242,431)        (21,882)        5
                                                                    (372,899)        6
                                                                     (30,926)        7
                                                                     122,545         8
                                                                      39,513         9
                                                                     (13,925)       10
                                                                    (306,795)       12     (4,826,800)
                                                ------------    ------------             ------------

Preferred stock dividend                            (611,396)         28,153        11       (583,243)

Net loss available to shareholders                (4,853,827)        (21,882)        5
                                                                    (372,899)        6
                                                                     (30,926)        7
                                                                     122,545         8
                                                                      39,513         9
                                                                     (13,925)       10
                                                                      28,153        11
                                                                    (306,795)       12     (5,410,043)
                                                ============    ============             ============

1) For the period from August 21, 1995 (inception) to April 30, 2002, the Company issued common stock, options and warrants to its founder, company directors and other service providers as compensation for services rendered in lieu of cash. The Company determined the fair value of the stock issued for this purpose as the value of the service provided by the service provider. The Company later determined that a more appropriate fair value for the common stock was the weighted average per share value of cash received upon the sale of common stock during the same period. Accordingly, the Company increased compensation expense during the period by $3,792,564 as well as additional paid in capital and accumulated deficit.

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

3) For the period ended April 30, 2002, the Company reversed $255,460 of expense for the issuance of common stock for cash that was originally recorded as both stock for cash and stock for services. As the shares were originally recorded twice, additional paid in capital was overstated by the amount of $255,460. Accordingly, additional accumulated deficit and additional paid in capital were both reduced by the amount of $255,460.

4) For the year ended April 30, 2002, the Company issued warrants and initially valued the warrants using the "services provided" method described above in item 1 as the fair value of the Company's common stock. The Company later determined, using the "stock sold for cash" method to determine fair value of the underlying stock, that the fair value of the warrants added additional compensation expense of $24,924 for the year ended April 30, 2002. Additional paid in capital and accumulated deficit were both increased by that amount.

5) For the three and nine months ended January 31, 2004, the Company recorded an estimated payroll tax liability of $7,294 and $21,882, respectively, for interest on an unpaid estimated payroll tax liability of $363,904 for the period from August 21, 1995 (inception) through April 30, 2003. Accordingly, current liabilities and accumulated deficit increased by the combined amount of $385,786 as of January 31, 2004. The Company has accrued the liability for its failure to timely file payroll tax returns, Forms W-2 and 1099.

6) For the year ended April 30, 2003, the Company recorded an expense of $57,661 for the issuance of common stock as a penalty for delayed registration. The issuance was originally recorded as an issuance cost. Accumulated deficit and additional paid in capital were increased accordingly. For the three and nine months ended January 31, 2004, the Company recorded an expense of $169,965 and $372,899, respectively, for the issuance of common stock as a penalty for delayed registration. The issuance was also originally recorded as an issuance cost. Accumulated deficit and additional paid in capital were increased accordingly.

7) For the three and nine months ended January 31, 2004, the Company recorded an expense of $24,917 and $30,926, respectively, for the issuance of warrants as a penalty for delayed registration of an effective registration statement. Accumulated deficit and additional paid in capital were increased accordingly.

8) For the three and nine months ended January 31, 2004, the Company reversed $69,794 and $122,545, respectively, of expense for stock options that were overvalued when issued. Accordingly, additional paid in capital and accumulated deficit were decreased by the same amount.

9) For the three and nine months ended January 31, 2004, the Company reversed $6,808 and $39,513, respectively, of expense for warrants that were overvalued when issued. Accordingly, additional paid in capital and accumulated deficit were decreased by the same amount.

10) For the three and six months ended January 31, 2004, the Company expensed $13,584 and $13,925, respectively, of interest expense due to the beneficial conversion feature of a convertible note payable issued to the Company's former legal counsel in settlement of amounts owed.

11) For the nine months ended January 31, 2004, the Company reversed $28,153 of preferred stock dividends to remove the penalty portion of the dividend. Accordingly, additional paid in capital and accumulated deficit were decreased by the same amount.

12) For the three and nine months ended January 31, 2004, the Company expensed an additional amount of $306,795 as interest expense related to the issuance of convertible notes with detachable warrants. Previously the Company was amortizing the values assigned to the beneficial conversion feature and detachable warrants over the term of the note. Upon discovery that the offering may be subject to rescission rights and immediately callable, the Company was required to immediately expense the full values. See Note - 12 Convertible Notes Payable Subject to Rescission Rights.

13) For the year ended April 30, 2003, the Company reclassified $494,000 from stockholders' deficit to current liabilities. For the nine months ended January 31, 2004, the Company reclassified $200,000 from stockholder's deficit to current liabilities. In April and June 2003, the Company engaged in a public offering of its shares to purchasers who bought 1,400,000 and 900,000 shares of common stock in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for the shares. These sales were made through private negotiation of the prices to be paid by each investor, and the prices were not consistent during the offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit companies of our size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased the Company's common stock in the public primary offering would have the right, which may but does not have to be waived by them, to require the Company to buy back their shares at the price they paid for them. This right continues until two years from the date of the last sale made in violation of the fixed price rules. The Company has received waivers with respect to 300,000 of the shares sold in the public offering.

14) For the period ending January 31, 2004, the Company has reclassified $225,000 from common stock and additional paid in capital, to current liabilities. This reclassification was required upon discovery that the shares may be subject to rescission requiring the Company to buy the shares back from the investors. See Note - 13 Sales of Common Stock Subject to Rescission.

15) For the three month period ended January 31, 2004, the Company reversed $9,360 of expense for common stock issued to members of its Board of Directors which the Company had committed to issue during the prior two fiscal quarters. During the three months ended July 31, 2003, 3,000 shares of common stock with a fair value of $3,000 were earned and committed, and during the three months ended October 31, 2003 and 3,000 shares of common stock with a fair value of $6,360 were earned and committed. The expense attributable to issuance of these Directors' shares was originally recorded at the time the shares were issued, rather than the date the shares were deemed earned and committed.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, the Company incurred net losses available to common shareholders of approximately $8,208,216, $5,410,043, and $30,023,812, respectively, and it had negative cash flows from operations of approximately $3,642,365, $2,172,544, and $10,346,438, respectively. In addition, the Company had an accumulated deficit of $30,023,812 and was in the development stage as of January 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support its cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or of amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of January 31, 2005 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Representation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes its disclosures are adequate so that the information presented is not misleading. These consolidated financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004, and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and operations of the Company have been included in the accompanying consolidated financial statements.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period, and actual results could differ from those estimates. Results of operations for the nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2005, or for any other period.

                           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HiEnergy and its wholly-owned subsidiaries, HiEnergy Defense and HiEnergy Europe, and its former majority-owned subsidiary, Microdevices. All significant inter-company accounts and transactions have been eliminated.

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

                               Accounts Receivable

Accounts receivable consists of amounts due under a governmental grant. Contract amounts are billed as monthly reports and are submitted detailing work performed under the contract and are generally due in 30 days.

                              Other Current Assets

Other current assets consist primarily of prepaid insurance, prepaid consulting and services, and equipment deposits. Prepaid insurance and prepaid consulting and services are capitalized and amortized over the estimated period for which such services are provided.

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

                        Prototype Equipment     5 years
                        Laboratory Equipment    5 years
                        Furniture and Fixtures  5 years
                        Website Development     5 years
                        Leasehold Improvements  20 months

                            Valuation of Inventories

In the recent quarter the Company acquired components in anticipation of future assembly and sale. The components have been recorded at cost. The Company plans to adopt a first-in, first-out historic cost basis for inventory valuation. Total inventory as of January 31, 2005 was $589,713.

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

           Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 12, 16, 17 and 18, and the commitment to issue such penalty securities is described in Note 15 to this Report.

The Company accounts for penalty securities issued as a penalty for late registration as a penalty expense, which is recognized in the period the penalty securities are earned. The fair value of the penalty securities is determined as follows: common stock is valued at the fair value of the common stock on the date earned; warrants have been valued using the Black-Scholes option-pricing valuation model on the date earned; and convertible notes payable are valued at the face value of the note on the date earned.

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

                            Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principles Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the vesting period.

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

The weighted average fair value of stock options granted during the nine month period ended January 31, 2005 was $0.60. Fair value was determined using the Black-Scholes option-pricing model. For stock options granted in the nine month period ended January 31, 2005, the weighted average assumptions for grants were a risk free interest rate of 3.04%, an expected life of 2 years, an expected volatility of 140% and an expected dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share for the nine months ended January 31, 2005 and 2004, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123:

                                                        Nine months ended       Nine months ended
                                                        January 31, 2005        January 31, 2004
                                                        ----------------        ----------------
Net loss attributable to common stockholders               (8,208,216)             (5,410,043)
Total stock-based employee compensation expense
         determined under fair value based methods
         for all awards, net of related tax effects           764,725                 514,506
                                                            ---------               ---------

Pro forma net loss attributable to common stockholders     (8,972,941)             (5,924,549)

Basic loss per share:
          As reported                                           (0.24)                  (0.16)
            Pro forma                                           (0.26)                  (0.18)
Diluted loss per share:
          As reported                                           (0.24)                  (0.18)
            Pro forma                                           (0.26)                  (0.11)


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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive for the nine months ended January 31, 2005:

                                              Nine Months Ended
                                              January 31, 2005
                                              ----------------
Stock Options                                    8,070,655
Warrants                                        18,676,653
Convertible notes payable and accrued
      interest - related parties                   765,137
Convertible notes payable and accrued
      interest - subject to rescission rights    1,185,552
Common stock subject to buy-back                 2,000,000
Common stock subject to rescission rights        4,021,875
                                                ----------
                                                34,719,872
                                                ----------

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

                    Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

NOTE 5 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this quarterly report for the period ended January 31, 2005 on Form 10-QSB (the "Report"), and the Company's Annual Report filed on Form 10-KSB for the year ended April 30, 2004, including the information under the heading entitled "Risk Factors", as well as review the disclosures included as Forward-Looking Statements in this Report.

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

If any of the events described below were to occur, the Company's business, prospects, sales efforts, financial condition, results of operations and/or cash flow could be materially adversely affected:

      o an inability to raise capital from the sale of equity or debt to private investors or from government grants or development contracts, in order to fund the Company's operations at current levels;

      o an inability to obtain, as and when needed, additional financing on commercially reasonable terms;

      o     an inability to achieve profitability or positive cash flows;

      o an inability to shift resources toward the implementation of the Company's plan to commercialize, manufacture and market the Company's initial prototype devices;

      o an inability to transition the Company's prototypes into commercial products meeting certain specifications which satisfy the demands of prospective customers;

      o     an inability to develop and market viable products;

      o an inability to control the damage done to the ability to sell products and/or raise funds if product demonstrations conducted by the Company are unsuccessful;

      o an inability to reallocate resources successfully if initial product lines prove unsuccessful;

      o an inability to predict and control international risk that could materially harm our business, including the threat of terrorism;

      o an inability to continue as a going concern as previously noted by the Company's independent auditors;

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

      o an inability to maintain directors and officers insurance coverage and other protections against legal claims;

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

      o changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in the average selling prices of the CarBomb Finder(TM) and SIEGMA(TM), caused by promotional offerings, contracted discounts, customer volume orders, and competitive pricing pressures;

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

      o the public's perception of the threats facing the population and unrelated political circumstances, which may lead to significant fluctuations in demand for the Company's products and services; and

      o the economic and social impact of natural and manmade disasters generally, as well as the impact of such circumstances on the ability of the Company to maintain its business and operations in the event it or its customers suffer irreparable harm or injury.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                       January 31, 2005    April 30, 2004
                         ----------------    --------------
 Prepaid consulting          $ 58,953          $ 52,020
 Prepaid insurance             40,240             9,633
 Inventory deposit             44,838                --
 Equipment deposit            234,000           150,000
 Other                         44,354            13,162
                             --------          --------

 Total                       $422,385          $224,815
                             ========          ========

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                     January 31, 2005     April 30, 2004
                                     ----------------     --------------
Prototype equipment                    $  330,471          $  228,399
Laboratory equipment                      547,364             501,445
Furniture and fixtures                     61,238              58,610
Leasehold improvements                     51,150              51,150
Web site development                       14,400              14,400
                                       ----------          ----------
                                        1,104,623              854,004

Less accumulated depreciation             401,351             243,536
                                       ----------          ----------

                 Total                 $  603,272          $  610,468
                                       ==========          ==========

Depreciation and amortization expense for the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, was $157,816, $102,894 and $401,354, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

The Company's former majority-owned subsidiary, Microdevices, which as of January 25, 2005 was merged with the Company, has neither filed, nor amended, certain of its IRS Forms W-2 and 1099, and certain payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered by officers, employees, directors, legal advisors and consultants. As of January 31, 2005, the Company has accrued $416,489 for payroll taxes, penalties and interest. The Company intends to file, or amend as necessary, its IRS Forms W-2 and 1099, and certain payroll tax returns, and pay therewith any amounts due as soon as possible.

Excluding the payroll tax liability mentioned above, the Company had salaries and wages payable of $37,165 as of January 31, 2005.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                                                     January 31, 2005   April 30, 2004
                                                                                     ----------------   --------------
Note payable to an equipment supplier, secured by equipment, bearing interest at 18% per annum due in January 2007, and payable in
 monthly installments of $169. This note was repaid in December 2004                      $    --          $ 3,970

Note payable to an equipment supplier, secured by equipment, bearing interest at
 17.205% per annum due in October 2007, and payable
 in monthly installments of $237                                                            6,053               --

Note payable to employee for salary deferral, unsecured, non-interest
 bearing, due in May 2004.  The note was paid in May 2004                                      --            2,500

Notes payable to employees for salary deferral, unsecured, bearing
 interest at 5% per annum.  These notes were paid in February 2005                         17,567            7,840

Note payable to a consultant for deferred compensation, unsecured, bearing
 interest at 5% per annum.  This note was paid in March 2005                               25,000               --
                                                                                          -------          -------
                                                                                           48,620           14,310

Less current portion                                                                       44,522           12,368
                                                                                          -------          -------
   Long-term portion                                                                      $ 4,098          $ 1,942
                                                                                          =======          =======

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                                                     January 31, 2005    April 30, 2004
                                                                                     ----------------    --------------
Note payable to a shareholder of the Company, unsecured, bearing interest at
  10.5% per annum, or 15% per annum upon default, and due

  in November 1997.  As of January 31, 2005, the note was in default                     $ 40,000         $ 40,000

Note payable to a shareholder of the Company, unsecured, bearing
  interest at 10.5% per annum, and due on demand                                           45,000           45,000

Note payable to former legal counsel of the Company, unsecured,
  bearing interest at 5% per annum and due on demand                                       14,000           14,000

Notes payable to the Chairman of the Company and an affiliate,
  bearing interest at 5% per annum, and due on demand                                          --          249,934
                                                                                         --------         --------
                                                                                           99,000          348,934

Less current portion                                                                       99,000          348,934
                                                                                         --------         --------

  Long-term portion                                                                      $     --         $     --
                                                                                         ========         ========

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                                      January 31, 2005    April 30, 2004
                                                                                      ----------------    --------------
Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the notes has the option to convert the principal and interest into shares of common stock of the Company at $1.00 per
  share at any time                                                                       $596,790          $571,142

Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the note has the option to convert the principal and interest into shares of common stock of the Company at $0.85 per
  share at any time                                                                         38,232            38,232

Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due in May 2005. The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $1.00 per
   share at any time                                                                        38,061            38,061
                                                                                          --------          --------
                                                                                           673,083           647,435

                                                                                          --------          --------
Less current portion                                                                       673,083           609,374
                                                                                          --------          --------


Long-term portion                                                                         $     --          $ 38,061
                                                                                          ========          ========

NOTE 12 - CONVERTIBLE NOTES PAYABLE SUBJECT TO RESCISSION RIGHTS

Convertible notes payable subject to rescission rights consisted of the following as of the periods ended:

                                                                                     January 31, 2005      April 30, 2004
                                                                                     ----------------      --------------
Convertible notes payable, unsecured, bearing interest at 5% per annum, and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in January 2006. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible notes payable have detachable warrants to purchase shares of common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and
 240,000 shares at $1.25 per share. The investors also have registration rights on the underlying shares, and, as of April 30, 2004, receive as penalties for the failure to register them: (i) additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants; and (ii)
 additional convertible notes payable equal to 2% of the original face amount, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or until such penalties become impermissible as a matter of law as prescribed in the instrument or the relevant shares can be sold without registration under Rule 144. Additionally, the convertible notes payable provide the note holders with ratchet rights, whereby the conversion price of the convertible notes payable will be reduced to equal the price of any new shares sold in unrelated transactions prior to
 January 15, 2005 at a price per share below $0.45. If shares are offered for sale at a price per share under $0.45 prior to January 15, 2005, the note holders also have a first right of refusal to purchase the shares offered as well. The holders exercised their
 rights to a second closing during the quarter ended July 31, 2004                        $310,000          $ 50,000

Convertible note payable, unsecured, bearing interest at 5% per annum, and due in May 2006, issued as a penalty to holders of certain convertible notes payable as a result of the Company's inability to file a registration statement within certain specified deadlines, covering and reflecting the same terms as, the convertible notes payable referenced above, with the
 exception of penalties                                                                     19,800             1,000

Convertible note payable, unsecured, bearing interest at 5% per annum, and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%, due in January 2006. The holder of the note has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the note's stated prepayment date or maturity date. The convertible note payable has detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share
 The investor also has registration rights on the underlying shares, as well as rights to a second closing for
 up to $400,000 of convertible note payable having similar terms                           185,000           185,000
                                                                                          --------          --------
                                                                                           514,800           236,000

                                                                                          --------          --------
Less current portion                                                                      $514,800          $236,000
                                                                                          --------          --------

  Long-term portion                                                                       $     --          $     --
                                                                                          ========          ========

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $425,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $399,738 being allocated to warrants and $25,262 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed, resulting in a combined expense of $425,000.

In accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $240,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $209,956 being allocated to warrants and $30,044 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed, resulting in a combined expense of $240,000.

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of a $60,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $52,489 being allocated to warrants and $7,511 to debt. Since the convertible note payable was determined to be subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed, resulting in a combined expense of $60,000.

The above convertible notes payable may be subject to integration with previous sales of convertible notes payable to some holders. Earlier, the Company sold securities to the investors in a private offering, at the same time the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws concerning the contemporaneous sale of securities by the Company at different terms, where the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. If this is the case, the purchasers of convertible notes payable may have similar rescission rights available to certain of the shareholders as described in Note 13. (See
Note 13 for a full description of the circumstances surrounding the rescission rights of the shareholders). Accordingly, the Company may be required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate, and the convertible notes payable would be cancelled. To date, the Company has not made a final determination as to whether or not a violation has occurred. Even though it does not anticipate receiving any demands for repurchase of these convertible notes payable, the Company has recorded $539,000 from the sale of convertible notes payable effected during the period when the referenced registration statement was on file, as a current liability as of January 31, 2005.

NOTE 13 - SALES OF COMMON STOCK SUBJECT TO RESCISSION

During the period from September 3, 2003 through April 16, 2004, the Company had on file with the SEC registration statements on Form SB-2 seeking to register for public sale shares of its common stock. A total of 5 million of the shares to be registered were shares to be newly issued for sale by the Company, and the remainder was shares to be registered for resale for the account of selling stockholders who purchased the Company's shares in private placements conducted previously. On September 19, 2003, the Company withdrew the registration statement containing the shares to be registered for the benefit of the Company, and re-filed a registration statement solely seeking to register the shares of the selling stockholders On April 16, 2004, this registration statement was also withdrawn.

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

While the Company has not completed any independent investigation into whether or not the rescission rights are in fact due to certain shareholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to prior investors, upon certain advice it has received, the Company recorded $1,938,153 from the sales of 4,021,875 shares of common stock as a result of the advice as a liability as of January 31, 2005.

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

The Company is currently in the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector (TM) 7AT7 over a two-year period, which was extended for one additional year at the option of the U.S. Army and is set to expire March 2005. As of January 31, 2005, the Company has earned $749,532 against the contract and is entitled to earn an additional $30,412 in SBIR contract proceeds to complete Phase II. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector (TM) 7AT7, once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. The Company recognizes one-twelfth of the annual contract amount as an offset against research and development expenses each month.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with the Company. As of January 31, 2005, the Company has earned $122,510 in cooperative financing from the TSA to complete Phase 1, and is entitled to earn an additional $244,631 in contract proceeds to complete Phase 1. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Phase 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognizes one-sixth of the Phase 1 funding amount as an offset against research and development expenses for each month invoiced.

Below is a summary of research and development costs for the following periods:

                                                                                    For the Period from
                                                                                      August 21, 1995
                                               Nine Months Ended January 31,           (Inception) to
                                               -----------------------------           --------------
                                                 2005                  2004           January 31, 2005
                                                 ----                  ----           ----------------
Research and development costs              $   998,582           $   857,853           $ 4,253,265
Grant proceeds                                 (396,218)             (311,247)           (1,238,792)
                                            -----------           -----------           -----------
Net research and development costs          $   602,364           $   546,606           $ 3,014,473
                                            ===========           ===========           ===========

                                       22


NOTE 15 - COMMITMENTS AND CONTINGENCIES

                      Consultancy Agreements and Contracts

In August 2004, the Company entered into an agreement with an engineering and construction firm, which agreed to provide design and construction management services to the Company in connection with a proposed manufacturing plant capable of producing commercial quantities of the CarBomb FinderTM. Under the terms of the proposal, the engineering and management firm is responsible for designing and implementing a facility which is suitable for its intended purposes, including creating a flow process recommendation, designing the optimum configuration for the facility, providing construction management, assisting with supplier relationships, and reviewing transportation, laboratory testing and other logistical issues. As of the date of this Report, the Company is obligated to pay the firm an amount of $35,039 in consideration for past services, subject to the terms of the agreement.

In November 2004, the Company entered into a consultancy agreement with an independent contractor to provide product engineering management, which provides for services to be rendered for a period of one year, subject to a review on June 1, 2005. Under the agreement, the Company is obligated to pay the contractor $1,924 per week, which may be paid at the Company's option in a combination of cash, stock and/or options.

In November 2004, the Company entered into a retention agreement with an attorney to act as special counsel to the Company on discovery and litigation matters related to the arbitration between Isaac Yeffet of Yeffet Security Consultants and the Company. Pursuant to the agreement, the Company paid the attorney a retainer of $10,000 against which legal fees and costs associated with the matter would be offset.

In January 2005, the Company entered into a retention agreement with an attorney to act as special co-Counsel to the Company on discovery and litigation matters related to the class action law suit filed against the Company. Pursuant to the agreement, the Company paid the attorney a retainer of $5,000 with a commitment to pay legal fees with cash, registered shares of common stock, or a combination of both.

                              Employment Agreements

In January 2005, the Company entered into an employment agreement with its Vice President/Corporate Secretary. Major commitments included in the agreement, as amended, are as follows:

      o The Company committed to pay its Vice President/Corporate Secretary an annual base salary of $200,000, of which $140,000 will be payable in cash and the remainder in deferred compensation in the form of three Promissory Notes, one due April 30, 2005, one due August 31, 2005, and one due November 30, 2005, each for $20,000 and bearing interest at 5% per annum.

      o The Company has the option to prepay services of its Vice President/Corporate Secretary with S-8 stock having value equivalent to six (6) months of the above stated salary.

      o The Company granted its Vice President/Corporate Secretary stock options to purchase 500,000 shares of common stock at an exercise price no greater than the average price of the Company's traded shares for the preceding 30 days prior to the date of the grant, The option shall be 33% vested on May 1, 2005, 66% vested on September 1, 2005 and 100% vested on December 31, 2005.

      o If the employment agreement is terminated by the Company without cause, the Company must pay its Vice President/Corporate Secretary on the termination date severance pay in an amount equal to six months of the minimum annual base salary.

      o The Company will provide its Vice President/Corporate Secretary with comprehensive family medical and dental healthcare benefits.

                                 Lease Agreement

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. The lease provides for monthly rent of $9,200 for the first 18 months and $13,893 for months 19 through 36. In January 2004, the Company executed an addendum to the lease agreement to lease an additional 4,570 square feet of space within the same building in which the Company's offices are located. The new space is being used for production and testing of the Company's products. The addendum began in February 2004 and expires in September 2005 with the master lease. The additional monthly rent is $4,493.

Rent expense for the nine months ended January 31, 2005 and 2004 was $125,037 and $81,600, respectively. The lease expires in September 2005 and future minimum payments under these lease agreements are $101,544.

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

The conference and website information stated that we had projected sales of 265 units at an average price of $223,396 per unit, including maintenance fees. These projections assumed that the Company would raise the money it needed to fund its conversion from a prototype development company to one which could manufacture its CarBomb FinderTM and Antitank Landmine Detector (TM) 7AT7 at commercial levels. Since the date that the projections were made, the Company has been unable to raise the capital necessary to achieve that objective. In addition, the availability of greater resources and interest to develop a line of products in response to the startling increase in the use by terrorists of home-made Improvised Explosive Devices, or IED's, in Iraq and elsewhere, have led to a determination by the Company to focus more on deploying its SIEGMA(TM), suitcase-borne, product which is designed to thwart this particular type of threat. The confluence of the Company's inability to raise the funds necessary to scale up to commercial production at the levels previously assumed, together with the shift in its commercial priorities in order to respond to emerging risks, caused the Company to fail to meet its 2004 projections. Accordingly, investors should not rely on these projections in making any determination whether or not to invest in, or maintain an investment in, the Company.

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

The Company is currently arbitrating a dispute with its former consultant, Yeffet Security Consultants, Inc. ("YSCI") and Isaac Yeffet, President of YSCI. The Company entered into a three-year consulting agreement with YSCI in July 2002 whereby YSCI was to assist the Company with business development, product and corporate image advertising, and access to government grants and purchases. For its consulting service, the agreement provided that YSCI would be paid $20,000 per month, plus 5% of any gross revenues collected in cash from government grants or business and other third-party business that YSCI produced for the Company.

In October 2003, the Company notified YSCI that it was terminating its contract. In February 2004, YSCI filed a Demand for Arbitration, alleging that the Company breached the consulting agreement and seeking to recover $450,000 in unpaid consulting fees. In April 2004, YSCI amended its Demand for Arbitration to include a claim for commissions that YSCI claims it is owed in connection with investments made by individuals who purchased shares of the Company's stock. The Amended Demand for Arbitration also seeks a determination as to whether Mr. Yeffet is entitled to exercise options to purchase 500,000 shares of common stock issued to him under the Company's Stock Option Agreement. In June 2004, the Company filed an answer generally denying YSCI's allegations set forth in the original and amended Demands for Arbitration. The Company also filed a cross Demand for Arbitration seeking disgorgement of all monies paid to YCSI and rescission of the consulting agreement and stock option agreement. The parties are in the process of exchanging discovery. The Company intends to defend itself vigorously in the arbitration. Depositions in this matter began in New Jersey on December 15, 2004 for the Company and in January 2005 for YSCI. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the arbitration.

Prior to its termination, YSCI was granted options to purchase 1,000,000 shares of common stock with an exercise price of $1 per share and exercisable for six years from the date of grant. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after the achievement of certain milestones. The vested 500,000 stock options were valued at $761,000.

In October 2004, the Company first learned about a Complaint filed as a Class Action against it and its chairman, among other named defendants, in Federal District Court in Orange County, California, which is styled as a "Complaint for Violation of Federal Securities Laws - Class Action" (the "Complaint"). The Complaint was filed on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In January 2005, the Company was officially served and has retained legal counsel to vigorously defend it and assert all available defenses. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re:
HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorneys fees, costs, and declaratory relief. As of this date, the Company and its legal counsel made no determination as to the merits of, possible defenses to, or any other aspect of such claims or the lawsuit.

In February 2005, the Company was served with regard to a Complaint filed against it by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $10,640. A hearing before the California Labor Commissioner is expected will be held in April 2005. As of this date, the Company has made no other determination as to the merits of, possible defenses to, or any other aspect of such claim.

                              Minority Shareholders

As of January 31, 2005, Microdevices has been effectively merged into the Company. On January 25, 2005, the merger of Microdevices was certified by the Secretary of the State of Delaware and the Company has assumed all assets and liabilities of Microdevices. Under the terms of the merger, the Company has committed to issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange).

                            Convertible Notes Payable

During the nine months ended January 31, 2005, the Company issued $300,000 of convertible notes payable ("CNP") to investors, which are convertible into 666,667 shares of common stock, all of which were in-the-money as of January 31, 2005. The convertible notes have two-year maturities in which the holders of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the CNP provide for full-ratchet anti-dilution protection, subject to standard exceptions. Most of the CNP also have detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. All CNP and detachable warrants have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional convertible notes payable equal to 2% of the original face amount, or principal balance, and/or (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or when the penalties become impermissible as a matter of law as prescribed in the instrument, or can be sold without registration under Rule 144. Additionally, the CNP provide the holders with rights of first refusal if shares are sold at a price per share less than $0.45. In January 2005, a note holder converted $40,000 of convertible notes, originally purchased in January 2004 and $7,200 worth of convertible notes accrued as penalties for the Company's failure to timely file a registration statement, plus $2,360 of accrued interest, into 110,133 committed shares. The committed shares were subsequently issued to the note holder in February 2005.

During the nine months ended January 31, 2005, the Company issued an additional $100,000 of CNP to an investor, which are convertible into 192,308 shares of common stock for the outstanding principal. The convertible note has a two-year maturities in which the holder of the notes has the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.52 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events. The CNP had no detachable but provide for registration rights on the underlying shares. The holder converted the note in October 2005 and the Company expensed a beneficial conversion feature upon conversion in the amount of $55,769.

                   Convertible Notes Payable - Related Parties

During the nine months ended January 31, 2005, the Company issued $25,648 of convertible notes payable - related parties to its former legal counsel for conversion of accounts payable, which are unsecured, bearing interest at 10% per annum and due in April 2005. The holder of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $1.00 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the convertible notes provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock.

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

As of January 31, 2005, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements. The warrants issued as penalties whose underlying shares are estimated below are exercisable at prices ranging from $0.45 to $1.75.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through July 31, 2005, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                                                         Number of Shares
                                   Shares of Common         Underlying
                     Stock             Warrants                CNP
                     -----             --------                ---
Feb-05               76,146             236,003               6,000
Mar-05               67,628             246,289               6,000
Apr-05               99,689             368,349               6,000
May-05               78,982             374,641               6,000
June-05              78,982             380,935               6,000
July-05              78,982             387,226               6,000
                 ----------          ----------          ----------
Total               480,409           1,993,443          $   36,000
                 ==========          ==========          ==========

                         Government Contract Commitments

The Company is currently in the second year of Phase II of a SBIR contract awarded to it in August 2002 by the NVESD. Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector (TM) 7AT7 over a two-year period, which was extended for one additional year at the option of the U.S. Army and is set to expire March 2005. As of January 31, 2005, the Company has earned $749,532 against the contract and is entitled to earn an additional $30,412 in SBIR contract proceeds to complete Phase II. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector (TM) 7AT7, once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. The Company recognizes one-twelfth of the annual contract amount as an offset against research and development expenses each month. The Company has submitted a request for additional Phase II and/or Phase III funding but has not received any indication that additional funding will be made available to it under the program.

In September 2004, the Company entered into a Cooperative Agreement with the TSA. Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with the Company. As of January 31, 2005, the Company has earned $122,510 in cooperative financing from the TSA to complete Phase 1, and is entitled to earn an additional $244,631 in contract proceeds to complete Phase 1. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Phase 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognizes one-sixth of the Phase 1 funding amount as an offset against research and development expenses for each month invoiced.

The Company's entitlement to the abovementioned funding is conditioned upon its compliance with the terms and conditions of the respective SBIR contract and cooperative agreement, as well as applicable federal regulations, including auditing of the expenditure of the resources for allowable purposes by grantor agencies of the federal government or their designees. As of January 31, 2005, the Company believes that any commitments or obligations that may arise from cost disallowance or sanctions as a result of those audits are not expected to be material to its financial statements.


NOTE 16 - COMMON STOCK

                    Common Stock Issued or Committed for Cash

During the nine months ended January 31, 2005 and 2004, and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued or committed to issue 6,383,227, 2,802,249, and 13,051,874 shares of common stock, respectively, for cash proceeds of $3,232,156, $1,671,003, and $6,394,424, respectively. Included in the current year period are 1,955,555 shares for $880,000 that are considered to be subject to rescission rights. Included in the prior period amount are 600,000 shares subject to repurchase for $200,000 and 303,758 shares sold subject to rescission for $225,000. Included in the inception-to-date amount are 2,000,000 shares subject to repurchase for $694,000 and 2,725,979 shares sold subject to rescission for $1,355,000. Of the 6,383,227 shares sold during the nine months ended January 31, 2005; 2,130,528 shares (1,955,555 shares subject to rescission) remained committed as of January 31, 2005 and were subsequently issued in February 2005.

               Offering Costs on Issuance of Common Stock for Cash

During the nine months ended January 31, 2005 and 2004, and the period from August 21, 1995 (inception) to January 31, 2005, the Company paid offering costs of $31,750, $45,250, and $139,768, respectively.

    Common Stock Issued or Committed for Services Rendered or to be Rendered

During the nine months ended January 31, 2005 and 2004, and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued or committed to issue 387,455, 165,500, and 13,743,982 shares of common stock, respectively, in exchange for services rendered valued at $493,465, $132,210, and $5,252,074, respectively, based upon the fair market of the common stock as of the dates the services were rendered.

Details of the services performed, in consideration for the common stock during the nine months ended January 31, 2005, are as follows:

      o During the nine months ended January 31, 2005, 182,955 shares of common stock valued at $177,466 were issued for legal counsel and advisory services received by HiEnergy on general corporate legal matters, including transactional oversight and the preparation of transactional and regulatory documentation. Of the $177,466 amount $5,336 related to services rendered and expensed during the year ended April 30, 2004.

      o During the nine months ended January 31, 2005, HiEnergy issued 95,000 shares of common stock valued at $208,050 to a contracted consultant for services which included strategic planning, development and assisting in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of the Company's business objectives.

      o During the nine months ended January 31, 2005, the Company issued 3,500 shares of common stock valued at $6,895, to a strategic marketing and planning consultancy as compensation for services.

      o During the nine months ended January 31, 2005, the Company committed to issue 106,000 shares of common stock valued at $106,390 for services rendered to members of the Board of Directors of the Company and that of its subsidiaries for their attendance at scheduled meetings. Each member of the HiEnergy's board received 3,000 restricted shares of common stock for each meeting attended and each member of the board of HiEnergy Defense received 2,000 restricted shares of common stock for each meeting attended, with the exception of the Chairman of HiEnergy Defense who received 3,000 restricted shares for each such meeting attended. Also committed as of January 31, 2005, were 7,000 shares valued at $9,940 for services rendered in April 2004.

 Common Stock Issued or committed on the Conversion of Convertible Notes Payable

During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued or committed to issue 302,421, 300,000, 1,898,317 shares of common stock for the outstanding principal on convertible notes payable balances of $149,560, $100,000, $832,713. Included in the inception-to-date amount are 1,295,896 shares issued upon conversion of notes payable that were sold subject to rescission. Therefore, the 1,295,896 shares have been recorded as subject to rescission.

            Common Stock Issued on the Conversion of Promissory Notes

During the nine months ended January 31, 2005, the Company issued 1,139,130 shares of common stock for settlement of outstanding promissory notes evidencing loans made to the Company in the aggregate amount of $524,000. As additional consideration for the conversion, the Company issued to the note holders warrants to purchase an additional 569,565 shares of common stock issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

                 Common Stock Issued on the Exercise of Warrants

During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued 0, 34,000 and 69,776 shares of common stock, respectively, for the exercise of warrants for cash proceeds of $0, $340 and $54,004, respectively.

            Common Stock Issued on the Cashless Exercise of Warrants

During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued 1,046,687, 102,053 and 1,577,712 shares, respectively, of common stock following the cashless exercise of warrants. See Note 15 - Commitments and Contingencies, Cashless Exercise of Warrants.

Common Stock Issued or Committed as a Penalty for Late Registration

During the nine months ended January 31, 2005 and 2004, and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued or committed to issue 1,732,945, 357,900, and 2,664,646 shares of common stock as penalty expenses in the amount of $1,844,613, $372,899, and $3,126,976, respectively, for the late registration of common stock. See "Note 15 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock.". Of the 1,732,945 shares expensed during the nine months ended January 31, 2005; 122,270 shares remained committed as of January 31, 2005 and were subsequently issued as of the date of this Report.

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

The following summarizes the stock option and warrant transactions:

                                                                   Stock
                                              Weighted             Options         Weighted                            Weighted
                                               Average               and            Average             Total           Average
                             Stock              Grant              Warrants          Grant             Options           Grant
                             Options            Price                Non-            Price               And             Price
                             Employee         per Share            Employee         per Share          Warrants         per Share
                             --------         ---------            --------         ---------          --------         ---------
 Outstanding,
August 21, 1995
 (inception) to

April 30, 2001              2,482,011         $    0.13              1,051          $    0.28         2,483,062        $    0.13

 Granted                      287,653         $    0.20            346,373          $    0.28           634,026        $    0.24
 Outstanding,               ---------         ---------          ---------          ---------         ---------        ---------

April 30, 2002              2,769,664         $    0.14            347,424          $    0.28         3,117,088        $    0.16
                            ---------         ---------          ---------          ---------         ---------        ---------
 Granted                    3,461,755         $    1.24          2,002,726          $    2.02         5,464,481        $    1.43

 Canceled                  (2,264,208)        $    1.33             (1,051)         $    0.28        (2,265,259)       $    1.33

 Outstanding,
April 30, 2003              3,967,211         $    0.42          2,349,099          $    1.76         6,316,310        $    0.84
                            ---------         ---------          ---------          ---------         ---------        ---------
Granted                     1,738,221         $    1.03          1,029,000          $    1.11         2,767,221        $    1.01

Canceled                   (1,058,483)        $    1.42           (119,705)         $    0.36        (1,178,188)       $    1.31

Outstanding
April 30, 2004              4,646,949         $    0.42          3,258,394          $    1.61         7,905,343        $    0.83
                            ---------         ---------          ---------          ---------         ---------        ---------
Granted                     1,996,980         $    0.89                 --          $      --                --        $      --

Canceled                     (695,000)        $    0.66           (831,668)         $    0.45          (831,668)       $    0.45
                            ---------         ---------          ---------          ---------         ---------        ---------
Outstanding
January 31, 2005            5,948,929         $    0.55          2,426,726          $    1.71         8,375,656        $    0.82

Exercisable
January 31, 2005            4,298,929         $    0.67          1,712,226          $    1.31         6,011,155        $    0.85
                            ---------         ---------          ---------          ---------         ---------        ---------

The weighted-average remaining contractual life of the options and warrants outstanding at January 31, 2005 was 4.43 years. The exercise prices of the options and warrants outstanding at January 31, 2005 ranged from $0.13 to $2.95, and information relating to these options and warrants is as follows:


                                                                     Weighted-     Weighted-
                                                  Weighted-          Average       Average
                                                   Average           Exercise      Exercise
                 Stock        Stock               Remaining          Price of       Price of
 Range of       Options &    Options &           Contractual         Options &     Options &
 Exercise       Warrants     Warrants               Life             Warrants      Warrants
  Prices       Outstanding  Exercisable            (years)          Outstanding   Exercisable
 --------      -----------  -----------          -----------        -----------   -----------
$0.01 - $0.99   5,097,212    3,465,232              3.84$             0.23$           0.29
$1.00 - $1.99   2,194,454    1,059,954              4.61$             1.09$           1.11
$2.00 - $2.99   1,083,989    1,013,989              2.64$             2.44$           2.46

               -----------  ----------
                8,375,655    6,011,155
               ===========  ==========


                      Warrants Issued for Services Rendered

During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued or committed to issue warrants to purchase 100,000, 230,000 and 1,010,000 shares of common stock, respectively, for services rendered valued at $38,573, $50,423, and $976,035, respectively, which is the fair value as determined by the Black-Scholes option pricing model.

           Warrants Repriced in Conjunction with Additional Financing

In June 2004, the Company amended a previously issued convertible note payable in the amount of $50,000, which was convertible into shares of common stock at $0.45 per share, and warrants to purchase 312,222 shares of common stock at various exercise prices between $0.45 and $1.50. Pursuant to an amended Convertible Note Purchase Agreement ("CNPA"), the Company issued separate convertible notes payable of $40,000 and $10,000, respectively, in lieu of the prior note, to two investors based on an allowable assignment, and certain warrants were re-priced such that the Company issued additional warrants to purchase 77,778 shares of common stock at various exercise prices between $0.45 and $1.25. In connection with the amended CNPA, the Company agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the two investors' exercising their option to purchase an additional $300,000 of CNP. The CNP have a two-year term, bear interest at 5% and are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and 240,000 at $1.25 per share.

A summary of the amended warrants and exercise prices follows:

              Original CNPA                        Amended CNPA
      ------------------------------ ------------------------------------------
         Exercise       No. of             Exercise              No. of
          Price        Warrants              Price              Warrants
      ------------------------------ ------------------------------------------
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
                    ================                      =====================


In January 2005, the Company amended and restated a previously executed Stock Purchase Agreement ("SPA") in which an investor purchased 333,333 shares of common stock at $0.45 per share for cash proceeds of $150,000, and warrants to purchase 686,450 shares of common stock at various exercise prices between $0.49 and $1.65, and was granted an option to purchase additional shares at $0.45 in a second closing at a later date. In connection with the amended and restated SPA, the Company agreed to reduce the exercise prices of some of the warrants previously issued in exchange for the investor's exercising the option to purchase an additional $880,000 of shares of common stock at $0.45 in a second closing, such that additional warrants to purchase 300,216 shares of common stock were issued at various exercise prices between $0.45 and $1.25. In connection with the second closing, the Company issued warrants to purchase common stock with a three and one-half year term as follows: 3,911,110 at $0.45 per share; 1,173,333 at $0.75 per share; and 704,000 at $1.25 per share.

A summary of the amended warrants and exercise prices follows:

           Original SPA                    Amended and Restated SPA
   ------------------------------ ------------------------------------------
      Exercise       No. of             Exercise              No. of
       Price        Warrants              Price              Warrants
   ------------------------------ ------------------------------------------
          $  0.83        180,723                $  0.45             333,333
          $  1.38        108,696                $  0.75             200,000
          $  1.65         90,909                $  1.25             120,000
          $  0.49        306,122                $  0.45             333,333
                 ----------------                      ---------------------
                         686,450                                    986,666
                 ================                      =====================

          Warrants Issued or Committed as Penalty for Late Registration

During the nine months ended January 31, 2005 and 2004 and the period from August 21, 1995 (inception) to January 31, 2005, the Company issued or committed to issue warrants to purchase 1,701,204, 66,532 and 1,879,745 common shares, respectively, as a penalty with a fair value of $1,158,690, $30,926, and $1,389,972, respectively, related to the delayed registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model.


NOTE 18 - SUBSEQUENT EVENTS

                 Consultancy Agreements and Employment Contracts

Effective February 2005, the Company entered into an employment agreement with a research scientist in which the Company committed to pay the research scientist an annual base salary of $85,000 and employee stock options to purchase 35,000 shares of common stock on an annual basis, with equal vesting on a bi-annual basis. Pursuant to the employment agreement, the Company committed to reimburse the employee for relocation expenses up to $5,000 and provide standard medical and dental healthcare benefits.

In February 2005, the Company engaged a consultant to provide advisory services related to the marketing of its devices to civil and military organizations within the U.S. government and foreign entities participating in U.S. federal or military sales and advocacy programs. Pursuant to the letter agreement, the Company will pay the consultant a monthly retainer of $10,000 and either party may terminate the agreement upon sixty days notice to the other.

In March 2005, the Company entered into an employment agreement with its Controller. Major commitments included in the agreement are as follows:

      o The Company must pay its Controller an annual base salary of $200,000, of which $125,000 will be payable in cash in cash and/or stock, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 2005, one due August 6, 2005 and one due January 6, 2006.

      o The Company has the option to prepay services of its Controller with S-8 stock having with value equivalent to six (6) months of the above stated salary.

      o The Company granted its Controller a stock option to purchase 500,000 shares of common stock with an exercise price of $0.72 per share. The option will vest 60% on April 6, 2005 and fully vest on July 6, 2005.

      o If the employment agreement is terminated by the Company without cause, the Company must pay its Controller on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.

      o The Company will provide its Controller with comprehensive family medical and dental healthcare benefits.

                                   Litigation

In February 2005, the Company was served with regard to a Complaint filed against it by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $10,640. A hearing before the California Labor Commissioner is expected will be held in April 2005. As of this date, the Company has made no other determination as to the merits of, possible defenses to, or any other aspect of such claim.

                    Recent Sales and Issuances of Securities

In February 2005, the Company issued 129,973 restricted shares of common stock previously committed during the three months ended January 31, 2005 to various investors in private placements in exchange for cash in the aggregate amount of $60,000. As additional consideration for this amount, the Company issued to the investors committed warrants to purchase an additional number of shares of common stock equal to 50% of the number of shares of common stock purchased at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In February 2005, the Company issued 1,955,555 restricted shares of common stock to an investor and assignees in a private placement upon the exercise of an option to a second closing, in exchange for cash in the aggregate amount of $880,000. As additional consideration for this amount, the Company issued to the investors warrants to purchase common stock as follows: 3,911,110 at $0.45 per share; 1,173,332 at $0.75 per share; and 704,000 at $1.25 per share. The warrants expire three and one-half years following the date of effectiveness of the Company's next-filed registration statement.

In February 2005, the Company committed to issue 182,787 shares of common stock to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 335,110 shares of common stock at an exercise price of $0.45 per share, and included 32,889 shares of common stock accrued as penalties due to the Company's inability to file a registration statement within specified deadlines. In connection with the cashless exercise, 152,323 shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price.

In March 2005, the Company committed to issue 112,332 shares of common stock to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 222,222 shares of common stock at an exercise price of $0.45 per share. In connection with the cashless exercise, 109,890 shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price.

                               Penalty Securities

In February 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file a registration statement within specified deadlines.

In February 2005, the Company committed to issue or issued 76,146 shares of common stock and committed to issue warrants to purchase 236,003 shares of common stock at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In March 2005, the Company committed to issue 67,628 shares of common stock and committed to issue warrants to purchase 246,289 shares of common stock at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In March 2005, the Company issued 114,546 shares of common stock previously committed during the three months ended January 31, 2005 to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, HiEnergy Defense, Inc, and HiEnergy Europe, Ltd, and its former majority-owned subsidiary, Microdevices.

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

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of our initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb FinderTM 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMA(TM), a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. We are marketing our devices to governmental and private entities, and are negotiating licenses for the distribution of our devices with various industry partners. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and have yet to generate meaningful sales revenues from the sale of any products using our technologies.

We also continue to focus on the research and development of additional applications of our technologies and their further exploitation, both internally and through collaboration with third parties. We are currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of our core technologies. Recently, we entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates our SuperSenzorTM technology into a baggage screening system. Our "stoichiometric" technology, or "Stoitech TM" has been incorporated into additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch:
(i) an in-ground explosive screening system, CarBomb Finder(TM) 3C5, (ii) an anti-tank landmine detector; (iii) an unexploded ordnance detector, which is also useful to detect IEDs; and (iv) a device we call a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Ltd. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware on July 28, 2003 and March 11, 2004, respectively. Prior to January 2005, HiEnergy also had one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which our Stoitech TM was initially developed by its Chairman and CEO, Dr. Bogdan Maglich. ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). As a result of a short-form merger which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

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

Our common shares currently trade on the National Association of Securities Dealers ("NASD") Over-the-Counter Bulletin Board ("OTCBB") under the symbol "HIET".

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. We believe our disclosures are adequate so that the information presented is not misleading. These consoldiated financial statements should be read with our annual audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2004, and other reports filed with the SEC. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2005.

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

THREE MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO PRIOR YEAR PERIOD

For the three months ended January 31, 2005, we incurred a net loss of $1,645,000, as compared to a net loss of $1,922,000 for the three months ended January 31, 2004. Included in the losses are equity based expenses of $703,000 and $1,051,000, respectively.

Operating Expenses

General and Administration

General and administration expenses were $829,000 for the three months ended January 31, 2005, a decrease of $276,000 from the prior year period. In certain instances, we have engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation in lieu of cash. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued and subsequently expensed have been forfeited causing no dilution to the Company. The major components of general and administration expenses, both cash and equity, are as follows:


                         Three Months Ended January 31, 2005     Three Months Ended January 31, 2004
                       ---------------------------------------- --------------------------------------
                           Cash &       Equity                     Cash &    Equity
                          Accrued        Based                    Accrued     Based                    Increase/
                          Expenses     Compensation    Total     Expenses  Compensation     Total     (Decrease)
                          --------     ------------    -----     --------  ------------     -----     ----------
Salaries and benefits   $  183,000   $       --   $  183,000   $  174,000   $       --   $  174,000   $    9,000

Consulting                 117,000       40,000      157,000       45,000      394,000      439,000     (282,000)

Legal fees                 107,000           --      107,000      145,000           --      145,000      (38,000)

Accounting fees             30,000           --       30,000       75,000           --       75,000      (45,000)

Investor & public
relations                   58,000           --       58,000       47,000       47,000       94,000      (36,000)

Insurance                   45,000           --       45,000       38,000           --       38,000        7,000

Travel                      65,000           --       65,000       43,000           --       43,000       22,000

Other                      124,000       60,000      184,000       81,000       16,000       97,000       87,000
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
            Total       $  729,000   $  100,000   $  829,000   $  648,000   $  457,000   $1,105,000   $ (276,000)
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------


For the three months ended January 31, 2005 as compared to the prior year period, salary and benefits expense increased $9,000. The increase is attributed to addition of a sales and marketing director in May 2004 and our vice president/corporate secretary in January 2005, as well as normal pay increases and year-end bonuses. We had previously fulfilled functions of former personnel who had been employed at comparable lower wages during the prior period through the first quarter of fiscal 2005 with two consultants who have subsequently converted to employees. We expect salaries and benefits expense to increase with the conversion of these consultants to full-time employees for the remainder of fiscal 2005 and into fiscal 2006. Further, we plan to add additional personnel to help administrate our public reporting requirements, internal financial controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the three months ended January 31, 2005 decreased $282,000 over the prior year period. However, excluding equity based compensation expense in the amount of $394,000 during the prior year period, consulting expenses increased $112,000 over the prior year period. This increase is attributable to the utilization of consultants rather than employees as discuss above. We expect consulting expenses to decrease due to the conversion of two consultants to employees. Included in the equity based consulting expense for the prior year period is (i) stock option expense of $188,000 for options given to Directors and Officers of HiEnergy Defense, (ii) $20,000 for common stock given to our Board of Directors, and (iii) $64,000 for common stock issued for strategic consulting services. Equity based consulting expense for the current period of $40,000 is for stock committed to members of our Board of Directors for the attendance of board meetings.

Historically, we have relied greatly on paying for services with equity instruments in lieu of cash at significant discounts and at greater cost to our results of operations, primarily due to the restricted nature of the issued equity instruments from our failure to file and maintain an effective registration statement. Although we anticipate that going forward we will be less reliant on offering equity for services and/or in a better position from which to offer cash remuneration for services, in the event we must offer, or elect to offer in order to conserve cash, equity for services, we expect that equity for services would be issued at lesser discounts, pursuant to more favorable terms than in prior periods.

Legal fees decreased $38,000 for the three months ended January 31, 2005 as compared to the prior year period. Legal activity has remained high due to certain litigation matters primarily concerning ongoing disputes with former directors and consultants, the class action, and the SEC investigation and related Wells Notice, as well as significant patent, statutory and regulatory activities. Although we have internalized many legal and regulatory functions in connection with our effort to improve internal controls and reduce our reliance on outside legal services, we expect overall legal expense to remain comparatively high for the remainder of the fiscal year as we attempt to settle the current SEC issues and other pending legal matters disclosed in this Report, and file registration statements on behalf of selling shareholders and the Company.

Accounting fees decreased $45,000 for the three months ended January 31, 2005 as compared to the prior year period. This decrease was due to a significant reduction in accounting activity. In the prior year period, we attempted to make effective a registration statement on Form SB-2 which generated significant accounting costs. For the remainder of fiscal 2005, we expect accounting fees to remain at approximately current levels as we complete the filing of our restated annual and quarterly financial results, and relatively lower to that of prior periods. We expect to continue to make improvements to and generate efficiencies in our financial controls and plan to increase our accounting staff, which should reduce external accounting costs.

Investor and public relations expense decreased $36,000 for the three months ended January 31, 2005 as compared to the prior year period. Included in the prior year period is $47,000 for the expensing of an option upon termination of an investor relations firm. The decrease is primarily attributed to cost-cutting measures in March 2003, which demanded the elimination of one of our investor relations firm, as well as the redirection of resources toward more immediate concerns such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. We expect to internalize many investor relations and shareholder services, but do plan to increase public relations and marketing activities. Accordingly, we anticipate a moderate increase in investor and public relations fees for the remainder of fiscal 2005 and for fiscal 2006.

Insurance expense increased $7,000 over the prior year period. Notably, in May 2004, we renewed our Directors and Officers liability policy for an additional year without incurring a substantial cost increase. At present, we maintain $2,000,000 of Directors and Officers liability insurance. We expect insurance expense to increase for the remainder of fiscal year 2005 as a result of our providing health insurance coverage for new hires, and for fiscal 2006 as a result of anticipated increases to premiums for Directors and Officers liability insurance.

Travel expenses increased $22,000 for the three months ended January 31, 2005 over the prior year period. The increase was primarily related to our trip to Turkey in December 2004. We expect travel expenses for the remainder of fiscal 2005 as well as fiscal 2006 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, such as in Spain, and general business activity increases in connection with our commercialization objectives. We have adopted new budgetary allocations limiting the number of trade shows and demonstrations to be attended by sales and technical personnel. Also, with the advent of the SIEGMA(TM) prototype, which is now utilized principally to demonstrate our core technologies offsite, we have been able to make improvements to our demonstration capabilities and presentation methods. Consequently, we now require smaller support teams and less time on location and incur fewer expenses.

Other expenses for the three months ended January 31, 2005 increased $87,000 over the prior year period and include $60,000 of equity based compensation for Edgar filing services, $15,000 for postage and delivery expense and $26,000 for corporate contributions toward industry symposiums and related events. The issuance of equity for services, historically, has been costly for the reasons discussed above. The $15,000 for postage and delivery was primarily incurred with the shipment of our prototype, equipment and supplies for our demonstration in Turkey. Other expenses, which also include fees associated with stock transfer agent services, telecommunications, office equipment and supplies, licenses and permits, and web design and development, have increased during the period, and are anticipated to continue to increase for the remainder of fiscal 2005, consistent with our expanded business development and international efforts.

Research and Development

Net research and development expenses for the three months ended January 31, 2005 decreased $42,000 over the prior year period. The cause of this decrease is the offsetting of expense with increased grant monies as discussed below. No equity based expenses were recorded for research and development. The major components of research and development expenses are as follows:

                                      Three Months Ended
                                      ------------------
                                                              Increase/
                         January 31, 2005  January 31, 2004  (Decrease)
                         ----------------  ----------------  ----------
Salaries and benefits        $ 199,000       $ 179,000       $  20,000

Consultants                     50,000           9,000          41,000

Supplies                        20,000          63,000         (43,000)

Travel                              --           2,000          (2,000)

Depreciation                    54,000          36,000          18,000

Other                           59,000          24,000          35,000

Grant income                  (214,000)       (103,000)       (111,000)
                             ---------       ---------       ---------
                Net          $ 168,000       $ 210,000       $ (42,000)
                             ---------       ---------       ---------


Salaries and benefits related to research and development activities increased $20,000 for the three months ended January 31, 2005 as compared to the prior year period. This increase was due to normal increases and increased bonuses. Consulting expenses increased $41,000 during the period as we engaged consultants for development of software solutions, product engineering and production management.

Supply expense and travel expenses decreased $43,000 and $2,000, respectively, for the three months ended January 31, 2005 as compared to the prior year period. The decreases were primarily a result of less research and development activity during the period, as our focus has been on completion of final product design for commercialization. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect that expenses related to supplies and travel will increase for the remainder of fiscal 2005 and into fiscal 2006.

Year-to-date in fiscal year 2005, we have added additional equipment costing $151,000 and for the previous fiscal year ended April 30, 2004, we added additional equipment costing $246,000. Together these additions have increased depreciation expense by $18,000 period over period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, which requires the purchase of additional equipment, we expect that equipment depreciation expense will continue to increase for the remainder of fiscal 2005 and into fiscal 2006.

Other expenses for the three months ended January 31, 2005 increased $35,000 compared to the prior year period. The increase in other expenses, including, telephone, furniture and fixture rentals, was a result of activities related to the commercialization efforts related to our product. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect that other expenses will increase for the remainder of the fiscal year ended April 30, 2005.

For the three months ended January 31, 2005, we earned grant money of $214,000 compared to $103,000 for the prior year period. We are currently in the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"), which is set to expire March 2005. As of January 31, 2005, we have earned $749,532 against the contract and are entitled to earn an additional $30,412 in SBIR contract proceeds to complete Phase II. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector(TM) 7AT7, once we have completed development activities. As of this date, we have submitted a request for additional Phase II and/or Phase III funding but have not received any indication that additional funding will be made available to us under the program.

Under the cooperative agreement entered into with the U.S. Transportation Security Administration ("TSA") in September 2004, the TSA is to provide funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with us. As of January 31, 2005, we have earned $122,510 in cooperative financing from the TSA to complete Phase 1, and are entitled to earn an additional $244,631 in contract proceeds to complete Phase 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Phase 1 funded amount or to purchase any of our products once we have completed development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize one-sixth of the Phase 1 funding amount as an offset against research and development expenses for each month invoiced.

Depreciation

Total depreciation expense for the three months ended January 31, 2005 and 2004 was $55,000 and $38,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Interest expense for the three months ended January 31, 2005 decreased to $25,000 from $412,000 for the prior year period. The decrease was primarily due to $385,000 of non-cash charges upon issuance of CNP with detachable warrants to investors and $14,000 for the issuance of CNP to our former legal counsel in the prior year period. Under GAAP accounting rules the combined value of the beneficial conversion feature and the fair value of the detachable warrants, to the extent of the proceeds received, is amortized over the terms of the notes. Since the investor note was sold subject to rescission rights (as discussed elsewhere in this report), and immediately convertible, the full amount was immediately expensed. The fair value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The value of the warrants was determined using the Black-Scholes model.

Interest income for the three-month periods ended January 31, 2005 and 2004 was minimal.

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

For the three months ended January 31, 2005, we recorded a $20,000 expense upon issuance of CNP with a face value of $20,000 as penalties for our delayed registration statement. Certain holders of previously issued CNP will continue to receive each month, as applicable, additional CNP equal to 2% of the original face amount of the notes, or principal balance.

For the three months ended January 31, 2005, we recorded $285,000 as a penalty expense upon the issuance or the committed issuance of 309,920 shares of common stock. Certain holders of unregistered common stock received and will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased.

The purchasers of the CNP and shares of common stock discussed above also received detachable warrants with their purchases. These investors received and will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant. For the purchasers of the CNP, the increase is 2% of the number of shares underlying the original warrants. For the purchasers of common stock, the increase is a percentage of the number of shares underlying the original warrants. For the three months ended January 31, 2005, we recorded a $318,000 expense upon amending warrants to purchase 650,540 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended January 31, 2004, we recorded penalty expenses in the amount of $170,000 and $25,000, against the issuance of 183,688 shares of common stock and warrants to purchase 58,293 shares of common stock as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model.


NINE MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO PRIOR YEAR PERIOD

For the nine months ended January 31, 2005, we incurred a net loss of $8,208,000, as compared to a net loss of $4,827,000 for the nine months ended January 31, 2004. Included in the losses are equity based expenses of $4,720,000 and $2,074,000, respectively.

Operating Expenses

General and Administration

General and administration expenses were $3,705,000 for the nine months ended January 31, 2005, an increase of $254,000 from the prior year period. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued, and subsequently expensed, have been forfeited causing no dilution to the Company. The major components of general and administration expenses, both cash and equity, are as follows:


                          Nine Months Ended January 31, 2005    Nine Months Ended January 31, 2004
                        -------------------------------------- -------------------------------------
                           Cash &        Equity                  Cash &       Equity
                          Accrued        Based                   Accrued       Based                    Increase/
                          Expenses    Compensation    Total      Expenses   Compensation    Total       (Decrease)
                          --------    ------------    -----      --------   ------------    -----       ----------
Salaries and benefits   $  522,000   $   39,000   $  561,000   $  412,000   $       --   $  412,000   $  149,000

Consulting                 323,000      321,000      644,000      293,000    1,086,000    1,379,000     (735,000)

Legal fees                 527,000      390,000      917,000      465,000      122,000      587,000      330,000

Accounting fees            428,000           --      428,000      164,000           --      164,000      264,000
Investor & public
relations                  187,000           --      187,000      307,000       47,000      354,000     (167,000)

Insurance                  131,000           --      131,000      107,000           --      107,000       24,000

Travel                     281,000           --      281,000      167,000           --      167,000      114,000

Other                      376,000      180,000      556,000      265,000       16,000      281,000      275,000
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
               Total    $2,775,000   $  930,000   $3,705,000   $2,180,000   $1,271,000   $3,451,000   $  254,000
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------


For the nine months ended January 31, 2005 as compared to the prior year period, salary and benefits expense increased $149,000. This increase was primarily due to the hiring of two additional personnel and normal pay increases and incentives, as well as additional expense related the employment of two consultants to perform the functions of former personnel who had been employed at comparable lower wages during the prior period through the first half of fiscal 2005. The hiring activity was associated with re-staffing certain vacancies which resulted from cash saving measures implemented in March 2003 that aimed to reduce operational expenses with a reduction of employee head count. The current year period included $39,000 of equity based compensation in the form of a warrant issued to our previous controller. We expect hiring activity as well as salary and benefits expense to increase for the last quarter of fiscal year 2005 as well as into fiscal year 2006, as we move forward with the execution of our operating plan.

Consulting expenses for the nine months ended January 31, 2005 decreased $735,000 from the prior year period. This decrease was primarily attributable to equity based compensation decreasing by $765,000. Equity based compensation for the current period of $321,000 was comprised of stock issued or committed for business consulting and to our board of directors. Relying on paying for services with equity instruments in lieu of cash has created greater charges to our results of operations due to the significant discounts required as a result of the restricted nature of the equity instruments. The restricted nature is caused by our failure to file and maintain an effective registration statement, our difficulty in raising significant capital, as well as other persistent issues. The prior year period included charges of $985,000 due to the issuance of options and warrants for consulting services and director fees, and $101,000 for stock based compensation. Included in the option and warrant charges was the expensing of an option in the amount of $550,000 upon the termination of a consultant's agreement in October 2003, pursuant to which an option was issued to the consultant in July 2002. No options or warrants were issued to consultants in the current year period. For the remainder of the fiscal year ended April 30, 2005, we expect consulting expenses to decrease due to the conversion of two consultants to employees.

Although we anticipate that going forward we will be less reliant on offering equity for services and/or in a better position from which to offer cash remuneration for services, in the event we must offer, or elect to offer in order to conserve cash, equity for services, we expect that equity for services would be issued at lesser discounts, pursuant to more favorable terms than in prior periods.

Legal fees increased $330,000 for the nine months ended January 31, 2005 as compared to the prior year period. Part of this increase was due to our having to issue discounted equity for services in the first quarter of fiscal 2005 in lieu of cash, as discussed above. Equity based compensation expense for legal services was $390,000 for the nine months ended January 31, 2005 as compared to $122,000 for the prior year period. Legal expenses decreased in the recent quarter over the prior two quarters as a result of our internalizing many legal and regulatory functions in connection with our effort to improve internal controls and reduce our reliance on outside legal services. However, we expect overall legal expense to remain comparatively high for the remainder of the fiscal year, as we attempt to settle the current SEC issues and other pending legal matters disclosed in this Report, as well as file registration statements on behalf of selling shareholders and the Company.

Accounting fees increased $264,000 for the nine months ended January 31, 2005 compared to the prior year period. This increase was due to significant accounting activity related to the restatement of our financial results for fiscal years 2002 and 2003, as well as the completion of the audit for fiscal year 2004. We expect accounting fees to stay at current levels as we complete the filing of our restated annual and quarterly financial results, but relatively lower to that of prior periods. We expect to continue to make improvements to and generate efficiencies in our financial controls and plan to increase accounting staff, which should reduce external accounting costs.

Investor and public relations expense decreased $167,000 for the nine months ended January 31, 2005 as compared to the prior year period. This decrease was the result of our cost-cutting measures which included the elimination of one of our investor relations firm, as well as the redirection of resources toward more immediate concerns such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. We expect to internalize many investor relations and shareholder services, but do plan to increase public relations and marketing activities. Accordingly, we anticipate a moderate increase in investor and public relations fees for the remainder of fiscal 2005 and fiscal 2006.

Insurance expense increased $24,000 over the prior year period. This increase was primarily attributable to an increase of $13,000 for health insurance. In May 2004, we renewed our Directors and Officers liability policy for an additional year without incurring a substantial cost increase. At present, we maintain $2,000,000 of Directors and Officers liability insurance. We expect insurance expense to increase for the remainder of fiscal year 2005 as a result of our providing health insurance coverage for new hires, and for fiscal 2006 as a result of anticipated increases to premiums for Directors and Officers liability insurance.

Travel expenses increased $114,000 for the nine months ended January 31, 2005 over the prior year period. The increase was attributed primarily to the July demonstration in Istanbul, Turkey of our CarBomb Finder(TM) prototype, our demonstration of the SIEGMA(TM) system at the NATO Symposium held in Madrid, Spain in October, and our trip to Turkey in December 2004. We expect that travel expenses for the remainder of fiscal 2005 as well as fiscal 2006 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, such as in Spain, and general business activity increases in connection with our commercialization objectives.

Other expenses for the nine months ended January 31, 2005 increased $275,000 over the prior year period and includes $180,000 of equity based compensation for Edgar filing services, and $131,000 for postage and delivery expense. The issuance of equity for services by us has been costly historically for the reasons discussed above. The $131,000 for postage and delivery was primarily incurred with the shipment of our prototype, equipment and supplies for our demonstrations in Turkey and Spain. Other expenses, which also include fees associated with stock transfer agent services, telecommunications, office equipment and supplies, licenses and permits, and web design and development, have increased during the period, and are anticipated to continue to increase for the remainder of fiscal 2005, consistent with our expanded business development and international efforts.

Research and Development

Net research and development expenses increased $55,000 over the prior year period. No equity based expenses were recorded for research and development. The major components of research and development expenses are as follows:

                                           Nine Months Ended
                                  ----------------------------------
                                                                       Increase/
                                   January 31, 2005  January 31, 2004  Decrease)
                                  -----------------  ---------------- ----------
Salaries and benefits                $ 508,000       $ 495,000       $  13,000

Consultants                            134,000          43,000          91,000

Supplies                                61,000         125,000         (64,000)

Travel                                  13,000           7,000           6,000

Depreciation                           136,000          97,000          39,000

Other                                  146,000          91,000          55,000

Grant income                          (396,000)       (311,000)        (85,000)
                                      ---------       ---------       ---------
Net                                   $ 602,000       $ 547,000       $  55,000
                                      ---------       ---------       ---------

Salaries and benefits related to research and development activities increased $13,000 for the nine months ended January 31, 2005 as compared to the prior year period. This increase was due to normal increases and increased bonuses. In February 2005, we filled one scientific position vacated in July 2004 with the hiring of an additional research scientist, and we attempting to fill another. Consulting expenses increased $91,000 as we engaged consultants for (i) development of software solutions, (ii) product engineering and production management, and (iii) a construction and engineering firm to design and scout locations for a manufacturing and assembly facility. We expect salaries and benefits to increase in the last quarter of fiscal 2005 with the addition of certain new scientific personnel to advance the development of our technology and devices, and to administer current and future grants.

Supplies expense decreased $64,000 for the nine months ended January 31, 2005 as compared to the prior year period, as we were not required to make as many material purchases as in the prior year period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect supply expenses to increase for the remainder of fiscal 2005 and into fiscal 2006.

Travel expenses increased $6,000 for the nine months ended January 31, 2005 as compared to the prior year period year period due to an increase in grant application activity, which often requires cross-continental travel.

For year-to-date fiscal 2005, we added additional equipment costing $151,000 and for the previous fiscal year ended April 30, 2004, we added additional equipment costing $246,000. Together these additions have increased depreciation expense by $39,000 period over period. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, which require the purchase of additional equipment, we expect that equipment depreciation expense will continue to increase for the remainder of fiscal 2005 and into fiscal 2006.

Other expenses for the nine months ended January 31, 2005 increased $55,000 compared to the prior year period. The primary increase was due to increased rent, rent; both our per foot rate and total space increased. This increase was partially offset by a $15,000 decrease for moving expenses from the prior year period. Other expenses, including, telephone, furniture and fixture rentals increased consistent with our expanded business development efforts during the current period.

For the nine months ended January 31, 2005, we earned grant money of $396,000 compared to $311,000 for the prior year period. We are currently in the second year of Phase II of a SBIR contract awarded to us in August 2002 by the NVESD, which is set to expire March 2005. As of January 31, 2005, we have earned $749,532 against the contract and are entitled to earn an additional $30,412 in SBIR contract proceeds to complete Phase II. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector (TM) 7AT7, once we have completed development activities. As of this date, we have submitted a request for additional Phase II and/or Phase III funding but have not received any indication that additional funding will be made available to us under the program.

Under the cooperative agreement entered into with the TSA in September 2004, the TSA is to provide funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with us. As of January 31, 2005, we have earned $122,510 in cooperative financing from the TSA to complete Phase 1, and are entitled to earn an additional $244,631 in contract proceeds to complete Phase 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Phase 1 funded amount or to purchase any of our products once we have completed development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced November 2004 and we recognize one-sixth of the Phase 1 funding amount as an offset against research and development expenses for each month invoiced.

Depreciation

Total depreciation expense for the nine months ended January 31, 2005 and 2004 was $158,000 and $103,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Interest expense for the nine months ended January 31, 2005 increased to $871,000 from $425,000 for the prior year. The increase was primarily due to $781,000 of non-cash charges upon issuance of CNP with detachable warrants to investors and $5,000 for the issuance of CNP to our former legal counsel during the current year period as compared to $385,000 of non-cash charges upon issuance of CNP with detachable warrants to investors and $14,000 for the issuance of CNP to our former legal counsel for the prior year period.

During the nine months ended January 31, 2005, we expensed as interest the total proceeds of $725,000 received from the sale of CNP with detachable warrants to investors compared to the expensing of the total proceeds of $385,000 received from the sale of CNP to investors in the prior year period. Under GAAP accounting rules the combined value of the beneficial conversion feature and the fair value of the detachable warrants, to the extent of the proceeds received, is amortized over the terms of the notes. Since the notes in both periods were sold subject to rescission rights (as discussed elsewhere in this report) and immediately convertible, the full amounts were immediately expensed. The fair value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The value of the warrants was determined using the Black-Scholes model.

In September 2004, we issued to an investor a CNP in principal face amount of $100,000, which note was subsequently converted into 192,308 shares of common stock. The beneficial conversion amount of $56,000, calculated by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the note, was fully expensed upon conversion.

During the nine months ended January 31, 2005, we expensed as interest a beneficial conversion feature of $5,000 against $26,000 in CNP issued to our former legal counsel for services rendered. This compares to the expensing of $14,000 against $539,000 in CNP issued to our former legal counsel for services rendered. The CNP were convertible immediately, therefore, the fair value of beneficial conversion feature was determined by taking the difference between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP.

The CNP to the investors carry a 5% interest rate and the CNP to our former legal counsel carry a 10% interest rate. These notes and other notes payable of lesser amount, generated aggregate interest expense of $85,000 for the nine months ended January 31, 2005.

Interest income for the nine month periods ended January 31, 2005 and 2004 was minimal.

Penalties on Debt and Equity Issuances

We have issued as penalties, CNP, common stock, and warrants to certain holders of CNP, common stock and warrants with registration rights, as a result of our inability to file and maintain an effective registration statement within certain specified deadlines. The penalties will stop accruing on all of the instruments once a registration statement covering the instruments is filed and maintained effective, or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144.

For the nine months ended January 31, 2005, we recorded a $26,000 expense upon issuance of CNP with a face value of $26,000 as penalties for our delayed registration statement. Certain holders of previously issued CNP will continue to receive each month additional CNP equal to 2% of the original face amount of the notes, or principal balance.

For the nine months ended January 31, 2005, we recorded $1,845,000 as a penalty expense upon the issuance or the committed issuance of 1,732,945 shares of common stock. Certain holders of unregistered common stock received and will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased.

The purchasers of the CNP and shares of common stock discussed above also received detachable warrants with their purchases. These investors received and will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant. For the purchasers of the CNP, the increase is 2% of the number of shares underlying the original warrants. For the purchasers of common stock, the increase is a percentage of the number of shares underlying the original warrants.

For the nine months ended January 31, 2005, we recorded a $1,159,000 expense upon amending warrants to purchase 1,701,204 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the nine months ended January 31, 2004, we recorded penalty expenses in the amount of $373,000 and $31,000, against the issuance of 357,900 shares of common stock and warrants to purchase 66,532 shares of common stock as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model


LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, we had cash and cash equivalents of $548,000 and $152,000 in grant money receivable for progress completed, of which $61,000 was collected in February 2005.

Other current assets, as of January 31, 2005 increased to 422,000 as we deposited $180,000 towards the purchase of four (4) neutron generators with one vendor and increased our deposit to $44,000 toward our purchase order for 10 neutron generators with a different vendor. Other items consisted primarily of $40,000 for prepaid insurance, $51,000 for prepaid legal services, and a $36,000 purchase of a surety bond, which was refunded in February 2005, which had been required for a shipment of our prototype for our demonstration in Spain last October.

During the nine months ended January 31, 2005, our sources of cash were as follows:

                                                                Amount
                                                             -----------
   Sales of common stock                                     $ 2,320,000
   Sales of common stock subject to rescission                   880,000
   Sales of convertible notes payable                            100,000
   Sales of convertible notes payable subject to
     rescission rights                                           300,000
   Proceeds from notes payable                                    51,000
   Proceeds from notes payable- related parties                  215,000
   Collection of CNP subscription receivable                     425,000
                                                             -----------
                                                             $ 4,291,000
                                                             -----------

As of January 31, 2005, accounts payable increased to $944,000, an increase of $366,000 over the amount outstanding as of fiscal year ended April 30, 2004. A great part of this increase was due to our receipt of inventory components which are pursuant to a payment plan. We have continued to operate under a tightened cash position, requiring us to delay payments to some service providers and vendors. We foresee continued need for cash conservation measures as we strive to introduce our technology into the marketplace. Included in the total balance of accounts payable are significantly aged amounts that are being evaluated for legitimacy. Accrued expenses of $60,000 as of January 31, 2005 consisted primarily of a fee payable to an investment bank as discussed in our annual report on Form 10-K.

For the nine months ended January 31, 2005, we have accrued $23,000 of interest on an estimated payroll tax liability for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. Accrued interest on the estimated balance of $393,000 as of previous year end brings the total estimated liability to $416,000. See Note 8 to our unaudited Consolidated Financial Statements. As of January 31, 2005 we have accrued a payroll and payroll tax liability for the most recent period of $38,000.

As of January 31, 2005, we were in default on a note payable totaling $40,000 with a shareholder and related party. The note payable has been in default since November 1997.

As of January 31, 2005, we have outstanding unsecured convertible promissory notes totaling $673,000 to our former legal counsel. The legal fees were expensed as a general and administration expense in the periods incurred. The notes bear 10% interest and are due in April and June of 2005.

In January 2005, an investor in our common stock exercised his option to purchase an additional $880,000 worth of common stock. The additional purchase was at $0.45 per shares and also provided for the issuance of warrants to purchase up to 5,788,442 additional shares at varying terms. The exercise prices of these warrants range between $0.45 and $1.25, and the warrants expire three and one-half years after issuance. In addition, warrants held by the investor were amended to purchase up to 300,216 additional shares at reduced prices. The original exercise prices of the warrants ranging between $0.49 and $1.65 were reduced to prices ranging between $0.45 and $1.25.

Further, as described in Note 12 to our unaudited Consolidated Financial Statements, an investor in our CNP has the option to purchase an additional $400,000 worth of CNP. The additional purchase can be made at any time prior to the underlying common stock being registered. The agreement also provides for the issuance of warrants to purchase up to 1,120,000 shares at varying prices. The exercise prices of these warrants range between $0.45 and $1.50 and the warrants expire between 120 days and three and one-half years after issuance.

In June 2004, we issued $300,000 of CNP to two investors. The CNP have a two year term, bear interest at 5% per annum and convert into common stock at $0.45 per share. The CNP have detachable warrants to purchase common shares with a three and one-half year term as follows: 1,333,332 shares at $0.45 per share; 400,000 shares at $0.75 per share; and 240,000 shares at $1.25 per share. If the securities are not registered by us before October 30, 2004, the investors are entitled to receive as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the original face amount of the CNP, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by us, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, if we sell new shares below $0.45 before January 15, 2005, in unrelated transactions, the conversion price of the CNP will be reduced to equal the price of the new shares. The notes may be subject to rescission rights and therefore have all been included in current liabilities even though they don't mature until fiscal 2006. See "Note 12 - Convertible Notes Payable Subject to Rescission."

During the nine months ended January 31, 2005, we issued to investors $26,000 of CNP as a penalty for the delay of an effective registration statement for their underlying stock. The notes have a two-year term, bear interest at 5% per annum and convert into stock at $0.45 per share. The above sale of CNP and issuance as a penalty bring our total CNP balance to $515,000 as of January 31, 2005. Without giving effect to accrued but unpaid interest, the notes would be convertible into approximately 1,144,444 shares of our common stock.

During the period from April 2003 through June 2003, we sold common stock at prices between $0.33 and $0.35 per share, which are subject to buy-back. As of January 31, 2005, 2,000,000 shares remain subject to buy-back; however, information provided by our transfer agent indicates that many of these shares have been sold by the original purchaser. We have reserved a current liability of $694,000 for these shares and will continue to record the potential repurchase obligation as a liability until the two-year waiver period has lapsed.

During the fiscal year ended April 30, 2004, we sold 2,066,320 shares of common stock that may be subject to rescission rights. See "Note 13 - Sales of Common Stock Subject to Rescission." The abovementioned sales of 1,955,555 shares for proceeds of $880,000 in January, 2005 may also be integrated as subject to rescission rights bring the total number of shares to 4,021,875. As of January 31, 2005, we have reserved a current liability of $1,938,000 against these shares.

As of January 31, 2005, we had total liabilities of approximately $5.7 million, which includes $2.6 million of liabilities related to rescission and buy-back obligations on our common stock. Since we currently have no sales revenue, and the amount of liabilities significantly exceeds our cash on hand, we will be required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered ten neutron generators at a cost of approximately $1,033,000 through vendor financing. We received our first unit from this order in October 2004. We may lease these units from the vendor for up to 12 months, with a buy-out option at the termination of the lease, for estimated monthly payments of $5,800, and with 80% of the lease payments allocated toward the purchase price. In May 2004, we ordered 60 gamma ray detectors for $1,368,000. We have included twenty-seven of these units as inventory to be assembled for sale as of January 31, 2005. Payment terms for these detectors require 50% down payment upon order with the balance due following our receipt and acceptance of the goods.

In fiscal 2005, the Company began acquiring components in excess of materials used for research and development in the amount $590,000. The intent of the purchases is the anticipation of being able to sell products which require assimilation of the purchased components. If the Company is unable to sell products assembled from the inventory and/or the inventory is converted for research and development purposes, the Company would apply SFAS No. 2 to the components.

PLAN OF OPERATION

Our continuing corporate objective for the remainder of fiscal 2005 and the first half of fiscal 2006 is to commercialize and bring to market the CarBomb Finder(TM) 3C3 and SIEGMA(TM) system, as well as new prototypes incorporating our proprietary "stoichiometric" technologies, including our in-ground explosives detection and identification device, CarBomb Finder(TM) 3C5. Additionally, we expect to continue with research and development activities focused on the design, testing and development of sensor systems incorporating our core technologies for other governmental and commercial applications and markets.

During the quarter, we have seen an increase in significant positive feedback as to the potential demand for our explosives identification and detection products and have correspondingly increased, and directed greater resources toward, the direct and indirect sales and marketing of our products both domestically and overseas. As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals.

We have also entered into a memorandum of understanding to form a joint venture which is intended to serve as a complementary platform for sales and distribution into the European and other markets, as well as reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America. The joint venture, as contemplated, provides for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from HiEnergy for the assembly, sale, and marketing of our products in certain markets.


For the remainder of fiscal 2005 and the first half of fiscal 2006, we intend to accelerate and seek enhancements to our pre-market and aftermarket efforts, which address the warranty, service, maintenance, certification, licensing, export policy, product liability and customer service elements of our commercialization strategy. Most recently, we have entered into a teaming agreement with a global maintenance company, submitted our technology for coverage under the Safety Act to address product liability issues, and have engaged outside specialists involved in certification, inspection, and risk management. We intend to negotiate and enter into a number of other outsourcing servicing arrangements treating these elements.

In order to be able to complete the commercialization cycle, we have determined it necessary to field test the first class of our products in the second half of calendar 2005. Accordingly, we have developed a strategic customization and integration program which will be first implemented with an initial limited introduction of 5 to 10 units of the SIEGMA(TM) system. The cooperative initiative is intended to accelerate our in-field assessment of the SIEGMA(TM) system and software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. The program is expected also to stimulate sales by allowing us to bring our first commercial product to market more effectively and efficiently and will provide us with an opportunity to test our aftermarket service capabilities. During the remainder of fiscal 2005 and into fiscal 2006, this program will be offered to early adopters in the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of state, municipal and local agencies around the United States.

During the quarter, we have also directed a greater portion of our production budget to our SIEGMA(TM) system, which management has prioritized in response to the positive reception from the industry. In January 2005, we received our first order for SIEGMA(TM) 3E3. The system deliverable against this order is being assembled in our Irvine, CA facility and is expected to be delivered during the next quarter. As to our vehicle-borne CarBomb Finder(TM) 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. We had previously announced a cooperative development program with a government prime contractor for the purchase and delivery of our CarBomb Finder(TM) 3C4. Although delays in the release of appropriated funds due the prime contractor have postponed production under that contract, commercialization activities for CarBomb Finder(TM) 3C4 continue and we expect a launch of CarBomb Finder(TM) 3C4 by end of the current calendar year.

Initial assembly of any orders will be performed at our research and development facility located in Irvine, California. Assembly at this facility will be limited, and we may be required to outsource certain functions and/or hire additional technicians as needed. Based on preliminary marketing data suggesting a strong demand for commercial versions of our explosion detection prototypes, we anticipated the need to scale production to meet that demand and contracted an engineering and construction consultant to help facilitate the location and design of a larger, dedicated manufacturing facility. We have completed a detailed manufacturing plan, which we plan to implement unless we decide to outsource to a manufacturing partner. We have studied locations to serve as our principal assembly facility in various states and have met with both local and state officials as part of this assessment. We have estimated that the construction and/or build-out costs related to a manufacturing facility fall between $1 million and $2.5 million, which costs are expected to be supplemented by local municipalities and state agencies in the form of monetary incentives offered to locate a facility to their respective areas. As of the date of this report, we have not selected a site to locate a facility and are unsure whether or not we will be able to meet the criteria necessary to attract local municipalities and state suitors.

In line with our commercialization activities, we have increased inventory in the current period with the acquisition of core components and parts that have greater delivery lead-times from vendors. Although we remain adverse to building inventories, in light of the lead-times and the perceived demand for our products, we have estimated that in order to meet, and properly manage the sales cycle of, anticipated orders, we will require at any one time sufficient components to deliver at least 5 to 10 units of our explosive detection systems to buyers. In order to control inventory risk, we will continue to identify and seek to engage additional sources of components in order to reduce, limit or eliminate our exposure to single-source suppliers and protracted delivery schedules.

In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, including a funded program with the TSA, we plan to continue to focus on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We also intend to build upon our investments in the base units and core technologies upon which our explosives identification and detection prototypes are based, as well as introduce more sophisticated applications and configurations. We will use the proceeds of existing government grants, new grants and/or research and development contracts, together with other available funds, to accomplish these objectives.

We believe that general and administrative costs will show improvement in the remainder of fiscal 2005 and into fiscal 2006, as we reduce legal and accounting expenses associated with the restatement of the Company's financial statements, certain pending litigation, and certain regulatory matters related to the SEC investigation. While there can be no assurance, we are hopeful that many of the open legal and regulatory matters will be resolved during this period. Materials and production costs for our explosive identification units will be significant in fiscal 2005 and into fiscal 2006. Working capital requirements and inventories are also expected to grow for the remainder of fiscal 2005 and into fiscal 2006, as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve with economies of scale attendant to the opening of our production facility, or the outlay of the assembly function to a manufacturing partner, and the increased demand anticipated with the introduction of our products into the marketplace.

We anticipate significant increases in personnel requirements throughout our organization. An off-site production facility, when operational, will require the hiring or contracting of approximately 40 new personnel. As we begin the commercialization phase of our products and expand our operating structures, significant enhancements to corporate management will also be necessary. We anticipate the need to hire individuals to manage the product engineering, manufacturing and distribution functions, and to fill and upgrade key executive positions in the remainder of fiscal 2005 and fiscal 2006, including, among others, a Chief Financial Officer. Other areas that may require additional personnel include sales and marketing, customer service and human resources. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that can operate and manage projects with minimal supervision, additional scientists, and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as initial assembly and distribution.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. We are currently negotiating a larger capital infusion in the range of $2 to $5 million, and we estimate that our total financial requirements for the remainder of calendar 2005 will be between $5 and $10 million. This will cover a proposed facility build out, inventory procurement, and operations. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment to raise the additional capital necessary to meet these financial requirements as of the date of this Report.

RISKS RELATED TO OUR BUSINESS


RISK FACTORS

We are a development stage company, and an investment, or maintaining an ownership position, in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks, and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes, before making any determination with respect to our stock. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects. We also refer readers to the information at the front of this Report, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Risk Factors discussed below .

RISKS RELATED TO OUR BUSINESS

General Business Risks

We have a history of losses and an accumulated stockholders' deficit of $30,023,812 as of January 31, 2005, and we may never achieve profitability.

We have not generated any revenue from operations during the past two fiscal years, and we have incurred net losses available to common stockholders every year since our inception, including $8,183,346 for the year ended April 30, 2004 and $8,208,216 for the nine months ended January 31, 2005. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype devices: the CarBomb Finder(TM) and SIEGMA(TM). To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

For the last two fiscal years, we have experienced average monthly operating expenses of approximately $300,000, and no revenues from operations to offset that amount. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) is poorly received or fails altogether. Although we intend to seek additional funding through corporate collaborations or from loans or investments from new or existing stockholders, additional capital may not be available to us and, even if available, it may not be on terms which our Board of Directors would be willing to accept. If we cannot obtain the capital we need to fund our operations on terms which we can accept, we may be required to curtail our operations significantly, or cease our operations altogether, which would have a material adverse effect on our business, our operations and our financial condition.

As a development stage company with an unproven business strategy, we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our business and prospects difficult.

While we have developed prototypes of our CarBomb Finder(TM) and SIEGMA(TM) devices, and are preparing to introduce our first commercial products, which include the CarBomb Finder(TM) 3C4 model and the SIEGMA(TM) 3E3 we have made no sales of our initial product other than one order placed by our exclusive distributor in the Middle East, EEMCO, which is owned by one of our Directors, and the device will be priced effectively at our cost to manufacture the item with no allocable profit to us. Because of that situation, and that the markets of the CarBomb Finder(TM) and SIEGMA(TM) remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history. Since April 25, 2002, we have focused our resources on the development of products using our proprietary stoichiometric technology. We believe that we are the only company working on a commercial product using stoichiometric technology, and so there is no proven market for our products once development is complete. To date, we have no commercialization experience with our technology, and it is difficult to evaluate our prospects for sustained growth and profitability. Our future success is more uncertain than if we had a more established and proven history of operations and greater experience in executing similar business strategies. Furthermore, it is expected that our current business and marketing approach will be modified from time to time, as we continue to assess the markets and applications for our technology as well as evaluate prospective customer interest. No assurance can be made that the current strategies or any future changes in our business model, and the marketing of products, will be met with success. For the last two fiscal years we have not generated any significant revenues and, as a result, we have limited resources and our potential ability to generate and maintain income also remains unproven.

The commercial viability of the CarBomb Finder(TM) and SIEGMA(TM) is unproven, and may never be realized.

To the best of our knowledge, as of the date of this Report, no customer, industry partner or governmental entity has used a CarBomb Finder(TM) device or Siegma (TM) to detect explosives, other than in demonstrations. We have not had independent field testing of the CarBomb Finder(TM) or Siegma (TM), devices to rate or certify its functionality in explosive detection, nor have we commissioned an independent market or research study to determine its market potential. Consequently, the commercial viability of the CarBomb Finder(TM) and SIEGMA(TM) is unproven at this time. We also are unable at this time to qualify the amount and frequency of maintenance to be required by the CarBomb Finder(TM) and SIEGMA(TM), as we have no reference data regarding real world use of the devices and we have limited experience in causing, or simulating, extensive usage. A significant increase in the amount of maintenance required to keep the devices operating may result in unforeseen problems or customer dissatisfaction. If this were to occur, prospective customers could very well perceive that there are reliability problems with our products, which could reduce the demand for our products. If commercial opportunities are not realized from the use of the CarBomb Finder(TM) and SIEGMA(TM) devices and we have difficulty attracting and maintaining customers, our ability to generate revenues will be adversely affected. We also have not had the ability to undertake extensive testing in real-world situations, and cannot with certainty explain how the device would be impacted by severe weather, burning or excessive heat, a wartime environment, various topographies or other circumstances which maybe of particular importance to certain prospective customers or in certain regions. Without internal data in respect of these kinds of testing, customers may be reluctant to spend the funds necessary to purchase our CarBomb Finder(TM), SIEGMA(TM), or any of our other prototype developments, and the sales cycle may be longer than we have anticipated or may not materialize at all, either of which events would have a materially adverse effect on our business, operations and financial condition.

From time to time we demonstrate our products to potential customers and/or sources of funding, and any failures in these demonstrations could have a materially adverse impact upon our ability to sell our products, and on our business and financial condition generally.

As a defense products company, we are sometimes requested or required to demonstrate our technologies and our products at varying stages in our development. Such demonstrations may be in front of potential purchasers of the products, and/or sources of grant or private equity funding. To the extent that any product or technology may not work in the manner in which it is intended, such prospective purchasers and/or funding sources may lose confidence in our products and technology, and may determine not to purchase any products or fund any developments. If a demonstration should not work successfully at any time when large numbers of people are present, the news could spread within the homeland defense industry we are working in, especially among the relatively small universe of large potential governmental agencies and other organizations who are likely purchasers of our products. If that were to happen, it could have a materially adverse effect upon our ability to make sales of our products, as well as on our overall business operations and financial condition.

We have limited resources to devote to product development and commercialization. If the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) proves unsuccessful, any reallocation of resources could substantially harm our business.

Our business strategy is to develop, manufacture and market products incorporating our stoichiometric technology to address initially the security and counter-terrorism market and the chemical and petrochemical industry control market. Our current and primary objective is to commercialize our proprietary CarBomb Finder(TM) and SIEGMA(TM) devices. We believe that in the near term our revenue growth and profitability, if any, will substantially depend upon several factors, including the following:

      o our ability to raise additional capital to manufacture and market our current prototype devices, the CarBomb Finder(TM) and SIEGMA(TM);

      o our ability to raise additional capital for general and administrative costs relating to our operations;

      o our ability to manufacture the CarBomb Finder(TM) and SIEGMA(TM) in commercial quantities, at a reasonable profit margin;

      o receipt of any requisite approvals from the Nuclear Regulatory Commission (NRC), the Department of State, the Department of Commerce, the Department of Defense, and similar state or foreign authorities, as applicable; market acceptance of the CarBomb Finder(TM) and SIEGMA(TM) and after-market satisfaction related to performance and maintenance issues;

      o legislative or other government actions driven, in part, by the public's perception of the threats facing the population and unrelated political circumstances, which may leading to significant fluctuations in demand for our products and services;

      o the availability and cost of key components for the CarBomb Finder(TM) and SIEGMA(TM);

      o the timing of completion of acceptance testing for the CarBomb Finder(TM) and SIEGMA(TM); and

      o changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of the CarBomb Finder(TM) and SIEGMA(TM), caused by promotional offerings, customer volume orders, or competitive pricing pressures.

We have introduced our prototype devices, the CarBomb Finder(TM) and SIEGMA(TM), only recently, and all other applications of our technology are still in the early stages of development. These include, at present, our BombSquad Detector, our in-ground explosive detection system, our Unexploded Ordnance Sensor, our Anti-tank Landmine Detector and our Refractorymeter. For the fiscal year ended April 30, 2004, we spent $804,000 or 14% of total operating expenses on research and development, and for the nine months ended January 31, 2005 and January 31, 2004, we spent $602,000 or 14% and $547,000 or 14%, respectively, of total operating expenses on research and development. For the fiscal year ended April 30, 2004, we spent $4,796,000 or 86% of total operating expenses on general and administrative expenses and for the nine months ended January 31, 2005 and 2004, we spent $3,705,000 or 86% and $3,451,000, or 86% respectively, of total operating expenses, on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder(TM) and SIEGMA(TM). We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder(TM) and SIEGMA(TM) devices will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

If we fail to commercialize the CarBomb Finder(TM) and SIEGMA(TM), we will have no other products to sell until we complete their development and commercialization, which will require additional capital and time. As a result, our ability to generate revenues will decrease, which could substantially harm our business. Because we have limited resources to devote to product development and commercialization, any reallocation of resources to the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) devices that proves unsuccessful may delay or jeopardize the development of other products. The development of new products may require time and financial resources much greater than what we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products. The development of our products for the detection of explosives, illicit drugs, biological agents and other contraband is highly complex.

Due to our losses and accumulated deficit, our auditors have raised concerns about our ability to continue as a going concern.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2004, 2003 and 2002 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2004, we incurred a net loss available to common stockholders of $8,183,346, and had negative cash flows from operations of $2,846,157. As of January 31, 2005, we had an accumulated deficit of $30,023,812 and were in the development stage. These factors, among others, as discussed in "Note 3- Going Concern" to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

Companies which possess much greater financial and other resources and have more manufacturing, marketing, sales and distribution experience than we have, may develop a technology which competes effectively with our stoichiometric technology, and we may be unable to capture or maintain market share.

Based upon our review of the industry, we believe that no other company today markets a technology which is similar to, or competitive with, our stoichiometric technology used in our CarBomb Finder(TM), SIEGMA(TM), and the other prototype devices referenced in this Report. The market for explosives and contraband detection equipment generally is dominated by a few very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a huge competitive advantage over us were they to begin to compete in our market. Our ability to market our technology as "unique" is dependent upon the fact that these larger, better-established companies do not have the ability to determine the exact identity, amount and weight of each element their equipment detects. If one of these competitors was to throw sufficient capital and other resources at developing a competitive technology, notwithstanding our efforts to secure protection of our core intellectual property rights, they might be able to do so, in which case it would be very difficult for us to compete and we might not be able to maintain our existing market share as of that point, or capture any additional market share, with our products. Furthermore, if one of these competitors were to develop a technology which was viewed as an improvement over our existing technology, our ability to maintain any segment of the neutron-based detection market might disappear altogether, which would have a materially adverse effect upon our business, operations and financial condition.

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

In order to be successful, we must be able to manufacture, or contract for the manufacture of, the CarBomb Finder(TM) and SIEGMA(TM) in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finders(TM) or SIEGMAs(TM) for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, we recently retained Lockwood-Greene Engineering and Construction to develop a detailed conceptual plan for a manufacturing facility. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate our proposed manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finders(TM) and/or SIEGMAs(TM) at our facilities in Irvine and to continue this effort for the remainder of 2004, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

Our manufacturing strategy, as contemplated, depends on the following:

      o the ability to raise additional capital to cover the costs of constructing and equipping a facility and for the manufacturing of the CarBomb Finder(TM) and SIEGMA(TM) in quantities necessary to meet anticipated demand should approval by regulatory authorities be obtained;

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

Any of these factors, or the failure to execute them, could delay the manufacturing and commercialization of the CarBomb Finder(TM) and SIEGMA(TM), lead to higher costs, irreparably damage our reputation with future customers due to factors such as quality control or delays in order fulfillment, and result in our being unable to effectively sell the CarBomb Finder(TM) and SIEGMA(TM) and substantially harm our business.

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

We anticipate that at least the first 10 units of our CarBomb Finders(TM) and/or SIEGMA(TM) which we may be able to sell will have to be manufactured in-house, one at a time, with limited staff and resources and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot convert our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

We rely substantially on third-party suppliers and depend upon a limited number of suppliers of one of our components for our CarBomb Finder(TM) and SIEGMA(TM) (the gamma ray detector). The inability to obtain parts from these suppliers on a timely basis and the loss of product or delays in product availability from one or more third-party suppliers could substantially harm our business.

We currently rely on third-party suppliers for various parts of the CarBomb Finder(TM) and SIEGMA(TM) devices, including neutron generators with custom modifications and certain sub-assemblies. We have placed orders for these key components for the first 10 CarBomb Finders(TM) and/or SIEGMAs(TM) from a small number of sources. For example, we obtain the standard sealed tube neutron generators we use from a single source, EADS-Sodern, on a purchase order basis, and the sub-assemblies from a single source, PMB 322, on a purchase order basis. We believe that alternative sources for these components in the event of a delay or interruption in supply would be readily available on a timely basis, however, any inability by us to find alternative sources of key components, alternative third party manufacturers or sub-assemblers, or sufficient quantities of these key components, would impair our ability to manufacture and sell the CarBomb Finder(TM) and SIEGMA(TM) and result in delays or interruptions in shipments, which could cause current or potential customers to seek out competitors. In addition, if we are unable to pay for these components on a timely basis, or cannot arrange sufficient available credit, our third-party suppliers may delay or cease shipments, which would also impair our ability to manufacture and sell the CarBomb Finder(TM) and SIEGMA(TM). We currently do not have long-term agreements with any of these suppliers. Furthermore, in view of the high cost of many key components, we would strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time, which would impair our ability to manufacture and sell the CarBomb Finder(TM) and SIEGMA(TM) and cause substantial harm to our business.

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

We have incurred net losses since our inception. For the fiscal year ended April 30, 2004 and the nine months ended January 31, 2005, we reported net losses available to common stockholders of $8,183,346 and $8,208,216, respectively, as compared to a net loss available to common stockholders of approximately $6,771,471 for the fiscal year ended April 30, 2003 and $5,410,043 for the nine months ended January 31, 2004. Our accumulated deficit through January 31, 2005 is $30,023,812. We expect that our losses will continue into fiscal year 2005. We estimate that our financial requirements will be between $8,000,000 and $10,000,000, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

Marketing Risks

A failure to establish and maintain relationships with industry partners may harm our business.

Our success will depend in part on establishing and maintaining relationships with industry partners. Our ability to produce and market the CarBomb Finder(TM) and SIEGMA(TM) devices is dependent upon our ability to establish and maintain satisfactory relationships with other companies and individuals. We may not be able to enter into relationships with these companies on commercially reasonable terms or at all. Even if we establish such relationships, not all may result in benefits for our company.

We have granted a third party substantial marketing rights to the CarBomb Finder(TM) and SIEGMA(TM) devices in an important market. If the third party is unsuccessful in marketing the CarBomb Finder(TM) and SIEGMA(TM), our marketing plan in the relevant territory could be jeopardized or interrupted.

We have entered into an exclusive distribution agreement for the initial model of our CarBomb Finder(TM) with an equipment marketing company, EEMCO, for our marketing and sales efforts in 11 countries in the Middle East and North Africa. EEMCO is owned by a director of our company, Harb Al-Zuhair. This agreement covers one of our primary anticipated regional markets, and so our success in penetrating this marketplace will depend, in large part, on EEMCO's ability to make sales within its territory. Provided that it has met its minimum sales requirement to maintain exclusivity for any country within its territory (which is a minimum of four sales in each country within the territory by August 2005), we will not be able to offer marketing rights to our prototype CarBomb Finder(TM) to any other entity to make sales within that specific territory. If EEMCO meets its minimum sales requirement by August 2005, it will not be required to do anything further to retain its exclusivity for that product. Although we have the right to terminate the agreement upon 60 days notice for any reason, or immediately if there is a material breach, there may be significant costs associated with extricating ourselves from the agreement and market share could be compromised if a smooth transition to another distributor is not made.

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

In the operation of our business, it is inevitable that certain employees, consultants, vendors, current or prospective customers, distributors, government officials, investors and other persons having a business relationship with us will come in contact from time to time with certain of our trade secrets and other proprietary information. Although we use reasonable efforts to ensure that such persons sign confidentiality agreements with us, or otherwise respect the proprietary and confidential nature of this information, our ability to protect our rights depends upon us being aware that proprietary information has been or may be misused and, even if we are aware of such fact, our ability further depends upon having the resources necessary to compel such person not to misuse such information, which may require costly legal proceedings which we may not be able to afford at the time. If that were to be the case, our inability to protect our proprietary and confidential trade secrets and information could impair or destroy our ability to continue to claim proprietary rights in such information, and/or could allow our competitors to access such information to their competitive advantage and at our expense, either of which results could have a materially adverse effect upon our business, operations and financial condition, as well as the value of some or all of our intellectual property rights in general.

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

Regulatory and Legal Risks

The CarBomb Finder(TM), SIEGMA(TM), and any future products in development utilizing our technology would be subject to radiation safety regulations and licensing requirements. Complying with these requirements may result in delays in the deployment and customer utilization of the CarBomb Finder(TM), SIEGMA(TM), and future products.

Our CarBomb Finder(TM), SIEGMA(TM), and any future products in development utilize a process that results in neutron radiation. As a potential manufacturer of a fast neutron emitting device, we and our customers must comply with applicable governmental laws and regulations and licensing requirements, which may include those promulgated by the U.S. Nuclear Regulatory Commission ("NRC") and the U.S. Food and Drug Administration ("FDA"), governing the design and operation of our products, including appropriate radiation shielding. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray equipment. Further, we believe that the design and incorporation of appropriate shielding in our products and the development of appropriate operating procedures in view of their intended use are, as an engineering and public safety matter, relatively straight-forward matters. Nevertheless, compliance with these rules and regulations and licensing requirements entails additional expense, effort and time in bringing our products to market.

The manufacture and sale of devices which emit radiation are subject to the regulatory controls and standards of various domestic and foreign jurisdictions. These regulations may become more restrictive as policies, guidelines and standards change, and our activities as to current and future products may be curtailed or interrupted.

Currently, our prototype CarBomb Finder(TM), SIEGMA(TM) and other devices incorporating our stoichiometric technology for detection purposes utilize a sealed tube neutron generator to create the stream of fast neutrons which is emitted from the device. These generators are off-the-shelf neutron generators which do not require licensing by the NRC or other regulatory body to manufacture. However, if we were to customize our own proprietary neutron generator for use with our products, such new generator would be subject to review and licensing by the NRC, and potentially by any other jurisdiction in which we may manufacture or sell our products in the future. Currently, the end users of our devices may be required to obtain NRC and other permits in order to operate them. There can be no assurance that the need to obtain end-user permits, and/or to comply with any future regulations which may be adopted by the NRC or other U.S. or foreign regulatory bodies will not limit, or be a bar, to our potential customers purchasing our products. Furthermore, the imposition of stricter permitting regulations on the manufacturing of devices that utilize the sealed tube neutron generator, or the increase in regulatory requirements if we were to develop our own customized neutron source, could be prohibitively expensive or adversely affect our ability to manufacture our devices as currently contemplated, which could have a materially adverse effect upon our future sales and financial condition.

If current Export Administration Act regulations were to change, or if our devices are purchased in countries which are viewed as a threat to regional stability, we could become subjected to the more stringent rules of the U.S. Department of State, and certain currently permissible sales activities could be limited or prohibited altogether.

Although we have not submitted a formal commodity classification request to the BIS, we believe the CarBomb Finder(TM) and SIEGMA(TM) would most likely be classified under ECCN 2A983, and subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). Accordingly, sales of our currently anticipated products to countries which are not restricted pursuant to the BIS' listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", require no special licensing. Sales to other countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the U.S. Department of Commerce, may require us to obtain federal licensing, or become subject to more stringent rules of the U.S. Department of State. There can be no guarantee that we will be able to obtain such licenses at that time, or if we can that costs of doing so will not be prohibitive or significantly our poll of available customers.

If future products, such as the CarBomb Finder(TM) and SIEGMA(TM), fail to detect or confirm explosives, we could be exposed to product liability and related claims and may fail to achieve market acceptance.

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

If investors rely on projections or estimates we may make, including the projections which were the subject of the April 2004 subpoena from the SEC described above, they could assert in a legal proceeding that we issued false or misleading statements about our company. If they were able to prevail successfully in any such proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities.

The conference and website information referenced in the preceding Risk Factor stated that we had projected sales of 265 units at an average price of $223,396 per unit, including maintenance fees. These projections assumed that the Company would raise the money it needed to fund its conversion from a prototype development company to one which could manufacture its CarBomb FinderTM and Antitank Landmine Detector (TM) 7AT7 at commercial levels. Since the date that the projections were made, the Company has been unable to raise the capital necessary to achieve that objective. In addition, the availability of greater resources and interest to develop a line of products in response to the startling increase in the use by terrorists of home-made Improvised Explosive Devices, or IED's, in Iraq and elsewhere, have led to a determination by the Company to focus more on deploying its SIEGMA(TM), suitcase-borne, product which is designed to thwart this particular type of threat. The confluence of the Company's inability to raise the funds necessary to scale up to commercial production at the levels previously assumed, together with the shift in its commercial priorities in order to respond to emerging risks, caused the Company to fail to meet its 2004 projections. Accordingly, investors should not rely on these projections in making any determination whether or not to invest in, or maintain an investment in, the Company. To the extent that any investor has so relied, and if the investor can prove that any misstatements we have made were intentional or reckless, that such investor's reliance on these misstatements was reasonable, and that the investor has suffered actual damages as a result of such reliance, than such investor may have a cause of action against us. If any investor were to prevail in making such assertions in any legal proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities.

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

During the year ended April 30, 2003 and the quarter ended January 31, 2004 we sold 1,400,000 and 900,000 shares of common stock, respectively, using the prospectus that did not include the fixed pricing information required by the Securities Act. The purchase prices were between $0.33 and $0.35 per share. As of April 30, 2004, of the 2,300,000 shares of common stock that were sold to investors and are subject to buy-back as described above, we have obtained signed waivers from investors representing 300,000 shares of the purchased common stock. Because we believe that we may still obtain waivers from investors who purchased an additional 600,000 shares of common stock and, based on information provided to us by our transfer agent, that the remaining 1,400,000 shares of common stock have been sold by the original purchasers, management feels that the probability of any investor requesting the repurchase of common stock subject to buy-back for the reason stated above to be remote, and such shares of common stock have been included in our calculation of our stockholders' deficit on our balance sheet. Nevertheless, we will continue to record the potential repurchase obligation, estimated at $694,000, as a liability until the two-year waiver period has lapsed.

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

While the Company has not completed any independent investigation into whether or not the rescission rights are in fact due to certain shareholders or whether or not there may be defenses which could negate the requirement to offer buy-back or rescission rights to prior investors. Based upon certain advice it has received, the Company recorded $1,355,000 from the sales of 2,130,518 shares of common stock during this period when the registration statement was on file, as a liability as of January 31, 2005.

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

As of January 31, 2005, Dr. Bogdan C. Maglich , our Chief Executive Officer, Chairman, Chief Scientific Officer, Treasurer and President, would own approximately 20% of our outstanding shares upon exercise of all warrants and options held by him. Accordingly, he has a substantial influence in determining the outcome of certain corporate transactions or other matters submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. He also has the power to prevent or cause a change in control. It is assumed that in certain instances the interests of Dr. Maglich may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

We may have insufficient amounts of, or may be otherwise unable to draw from, directors' and officers' liability insurance.

Although we have obtained, and paid premiums for, levels of directors' and officers' liability insurance to cover legal challenges where we may have indemnification obligations to persons serving in such capacities on behalf of our company, our insurance carrier may not pay all claims which we tender to it under our policy. Even if they do honor claims which we may make at the maximum levels required under our policy, the amounts of insurance which we can afford to maintain at any given time may be insufficient to cover the amount of any claims for indemnification made against us by our current or former officers or directors. Furthermore, the policies of insurance which we currently or may in future maintain normally do not fund amounts which we may pay out in defense costs or indemnification directly, but rather will reimburse us for amounts which we must pay up front, and normally only after significant deductible amounts are paid for which we would not be reimbursed. Accordingly, if we were to be required to fund expensive litigation involving our present or former officers or directors, and/or to pay them amounts as indemnification which we may owe to them, and to the extent that such amounts exceed the amount of reimbursement we are able successfully to obtain from our relevant carriers, it could have a materially adverse effect upon our business, operations and financial condition.

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

The amount of the penalties paid or accrued as a result of the defaults described above through January 31, 2005 is 1,732,945 shares of common stock, $26,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 1,701,204 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

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

As of January 31, 2005, we identified an additional payroll tax liability of $416,489 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock, which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protection and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the $416,489 payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we plan to settle this liability as soon as we have the resources to do so.

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

We issued 313,221 options to Dr. Bogdan Maglich in fiscal year 2004 and 421,980 options in fiscal year 2005 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. We also issued 32,455 shares of our common stock, 1,400,000 options and 1,695,686 warrants to various consultants in fiscal year 2003 and 558,500 shares, 2,358,221 options and 7,787,068 warrants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 693,726 shares of common stock as of April 30, 2004. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We plan to issue a significant number of additional equity securities in the future and that will dilute the percentage ownership of the present holders or purchasers of our common stock.

There are 43,336,742 shares of our common stock outstanding as of January 31, 2005, which does not include 28,697,997 new shares we have committed to issue upon exercise of options and warrants and convertible notes. If we issue all of the shares underlying currently outstanding warrants and options currently in-the money and convertible notes, this will result in approximately 22% dilution of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive approximately $18,440,484 in cash and approximately $ 1,291,266 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We also have committed to issue up to 459,222 shares of our common stock in exchange for the remaining 20,540 shares of the common stock of HiEnergy Microdevices, our former majority-owned subsidiary, on substantially the same terms as the voluntary share exchange by which we acquired 92% of HiEnergy Microdevices' common stock. We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock.

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

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our warrants and options could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock. As of January 31, 2005, our shares have appeared on the "Threshold Security List" published in connection with Regulation SHO, which may indicate questionable shorting activity involving our securities. We have also learned that our listing on the Berlin-Bremen Stock Exchange ("BBSE") by a third-party poses a risk to our stock and provides an avenue for such short trading activity by providing a loophole in the short sales regulations adopted by the National Association of Securities Dealers. The loophole is applicable to those shares traded in the U.S. stock market and listed for trading on a foreign stock market, such as the BBSE, and purportedly held in foreign brokerage accounts. While we have taken steps to effectuate the delisting of our stock from the BBSE, under the rules of that exchange an issuer does not necessarily have the right to compel such delisting and, accordingly, there can be no assurance if or when our stock might be delisted from the BBSE. If our stock were not promptly delisted from the BBSE, it could have a materially adverse effect upon the price of our shares in the market and increase price volatility, which could in turn affect our ability to raise needed capital, which could have a materially adverse effect upon our business, operations and financial condition.

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

                         ITEM 3. CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-QSB, Dr. Bogdan C. Maglich, serving in his capacity as our CEO and Treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon his review, Dr. Maglich concluded that our disclosure controls and procedures during our fiscal quarter ended January 31, 2005 were effective in alerting us on a timely basis to material information relating to the Company which is required to be included in our reports filed under the Securities Exchange Act. His conclusion was based in part, on the improvements which we have made in filling needed positions at the Company which have previously not been filled (thereby placing all of the responsibility on Dr. Maglich), and creating more effective lines of reporting and communication among our Company and the legal, accounting and other professionals with whom we work. Notwithstanding these improvements, we are cognizant that certain deficiencies still remain to be addressed, most notably, our recruitment of a full-time Chief Financial Officer. We intend to work on resolving this deficiency during 2005, as well as to review the areas where we may determine that deficiencies exist.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there were no further significant changes in our internal controls that in Management's estimates have materially affected, or are likely to materially affect, our disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Yeffet Security Consultants, Inc.

HiEnergy is currently arbitrating a dispute with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"). We entered into a consulting agreement with YSCI in July 2002. Under the terms of this agreement, YSCI was to provide consulting services to us to further our marketing and business objectives. On October 29, 2003, we notified Yeffet Security Consultants that we were terminating its contract on the grounds of inadequate performance. YSCI alleged that we breached the consulting agreement and is seeking to recover $449,540.91. We deny this allegation and intend to defend it vigorously in arbitration. The Company intends to defend itself vigorously in the arbitration. Depositions in this matter began in New Jersey on December 15, 2004 for the Company and in January 2005 for YSCI. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the arbitration.

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

Filed Complaints

In October 2004, we first learned about a Complaint filed as a Class Action against us and our chairman, among other named defendants, in Federal District Court in Orange County, California, which is styled as a "Complaint for Violation of Federal Securities Laws - Class Action" (the "Complaint"). The Complaint was filed on behalf of a class of persons who acquired our stock Company during the period from February 22, 2002 through July 8, 2004. In January 2005, we were officially served and have retained legal counsel to vigorously defend ourselves and assert all available defenses. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re:
HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and our failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorneys' fees, costs, and declaratory relief. As of this date, the Company and its legal counsel made no determination as to the merits of, possible defenses to, or any other aspect of such claims or the lawsuit.

In February 2005, we were served with regard to a Complaint filed against us by a former consultant and general laborer, Arni Suhr, with the California Labor Commissioner seeking unpaid wages in the amount of $10,640. A hearing before the California Labor Commissioner is expected to be held in April 2005. As of this date, the Company has made no other determination as to the merits of, possible defenses to, or any other aspect of such claim.

                          ITEM 2. CHANGES IN SECURITIES

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES DURING THE THREE-MONTH PERIOD ENDED JANUARY 31, 2005, EXCLUDING ISSUANCES PREVIOUSLY INCLUDED IN A CURRENT REPORT ON FORM 8-K

      o In November 2004, we issued or committed to issue 15,000 shares of common stock, par value $0.001 of HiEnergy Technologies, Inc. ("Shares") to members of our board of directors as compensation for board meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) under the Securities Act.

      o In November 2004, we issued or committed to issue 178,793 Shares and Shares and warrants to purchase 207,406 Shares, at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

      o In December 2004, we issued or committed to issue 111,850 Shares and warrants to purchase 213,699 Shares, at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

      o In December 2004, we committed to issued 108,696 Shares and warrants to purchase 54,348 Shares with an exercise price of $0.82 in a private placement to an accredited investor in exchange for $50,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In January 2005, we committed to issue 15,000 Shares to members of our board of directors as compensation for board meeting attendance. We believe the issuances of these securities are exempt under
            Section 4(2) under the Securities Act.

      o In January 2005, we issued or committed to issue 70,708 Shares and Shares and warrants to purchase 219,997 Shares, at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section 3(a)(9) of the Securities Act.

      o In January 2005, we issued 128,260 Shares of common stock to an accredited note holder and warrants to purchase an additional 64,130 Shares with an exercise price of $0.82, upon the conversion of notes payable of $59,000. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) under the Securities Act.

      o In January 2005, we issued 689,783 Shares and warrants to purchase 344,892 Shares with an exercise price of $0.82 in a private placement to accredited investors in exchange for $317,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) under the Securities Act.

      o In January 2005, we committed to issue 459,222 Shares to the remaining stockholders of our former majority-owned subsidiary, HiEnergy Microdevices, Inc, in connection with a short-form merger. We believe the issuances of these securities are exempt under
            Section 4(2) under the Securities Act.

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

4.3 (1)           Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002 Private
                  Placement Common Stock Investor

4.4 (3)           Warrant  Certificate issued to Rheal Cote by HiEnergy  Technologies,  Inc. dated June 3, 2002
                  Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common
4.4.1 (5)         Stock investor. See also Exhibit 10.24 Form of Subscription Agreement between the Registrant and each June
                  2002 Private Placement Common Stock investor.

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

EXHIBIT NUMBER    DESCRIPTION


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

10.17 (5)         Nonqualified Stock Option dated  September  17, 2002 issued by the  Registrant to Michal Levy*

10.17.1 (6)       Form of Warrant  Certificate  dated  August 11,  2002  issued by the  Registrant  to H.C.
                  Wainwright & Co., Inc. and Assigns

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


EXHIBIT NUMBER    DESCRIPTION


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

10.38 (16)        Award Contract dated January 15, 2003 by the U.S.  Department  of Defense to HiEnergy Technologies, Inc.

10.39 (8)         Letter  Agreement  dated November 18, 2002 between  HiEnergy  Technologies,  Inc. and HWH Enterprises, Inc.

10.40.1 (9)       Client Fee Agreement between HiEnergy Technologies and Yocca, Patch & Yocca, LLP

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

EXHIBIT NUMBER    DESCRIPTION

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


EXHIBIT NUMBER    DESCRIPTION

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

10.75 (19)        Employment letter dated July 26, 2004 between Jim Hertzog and HiEnergy Technologies, Inc.

10.76 (19)        Engagement Agreement dated July 27, 2004 between Pacific Summit Securities and HiEnergy Technologies, Inc.

10.77 (19)        Teaming Agreement dated August 4, 2004 between HiEnergy Technologies, Inc. and Siemens Maintenance Services, LLC

10.78 (20)        Consulting Agreement dated July 22, 2004 between Greg Henkel and HiEnergy Technologies, Inc.

10.79 (21)        Form of Stock Purchase Agreement and Warrant dated October 18, 2004 - December 15, 2004 issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.

10.80 (21)        Form of Debt Conversion Agreement and Warrant between Maglich Family Holdings and HiEnergy Technologies, dated
                  November 19, 2004

10.80 (22)        Consulting Agreement dated November 22, 2004 between Don Abbe and HiEnergy Technologies, Inc.

10.82 (23)        Employment letter dated November 22, 2004 between Roger Spillmann and HiEnergy Technologies, Inc.

10.81 (24)        Amendment to Share Purchase Agreement dated January 24, 2005  between HiEnergy Technologies, Inc. and Bull Bear
                  Capital Partners, LLC

10.84*            Proposal for Preliminary Manufacturing Facility Assessment Consulting Services dated April 13, 2004 between
                  HiEnergy Technologies, Inc. and Lockwood Greene Engineering & Construction (filed in its entirety)

10.85*            Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.86*            Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.87*            Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.88*            Promissory Note dated March 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.89*            Promissory Note dated April 5, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.90*            Promissory Note dated April 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.91*            Promissory Note dated April 29, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.


EXHIBIT NUMBER    DESCRIPTION

10.92*            Promissory Note dated August 3, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.93*            Promissory Note dated August 4, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.94*            Promissory Note dated August 10, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.95*            Promissory Note dated August 18, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.96*            Promissory Note dated August 25, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.97*            Promissory Note dated August 30, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.98*            Proposal for Detailed Concept Design Services between HiEnergy Technologies, Inc. and Lockwood Greene
                  Engineering & Construction dated June 7, 2004

10.99*            Consulting Agreement between HiEnergy Technologies, Inc. and Greg Henkel dated July 22, 2004

10.100*           Consulting Agreement between HiEnergy Technologies, Inc. and Jim Hertzog dated July 26, 2004

10.101*           Engagement letter between HiEnergy Technologies, Inc. and Pacific Summit Securities dated July 27, 2004

10.102*           Employment letter dated April 12, 2004 between Sean Moore and HiEnergy Technologies, Inc.

10.103*           Teaming Agreement between HiEnergy Technologies, Inc. and Siemens Maintenance Services, LLC dated August 4,
                  2004

10.104*           Retention Agreement between HiEnergy Technologies, Inc. and Pellettieri, Rabstein and Altman

                  dated November 11, 2004

10.105*           Retention Agreement between HiEnergy Technologies, Inc. and Feldhake Roquemore LLP dated January 12, 2005

14.1 (9)          Code of Ethics for Senior Financial Officers of HiEnergy Technologies, Inc.

16.1 (1)          Letter of Manning Elliott

21.1 (9)          List of Subsidiaries


*        Filed herewith

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

(12) Filed on December 16, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended January 31, 2004, and incorporated herein by reference.

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

(21) Filed on November 30, 2004 as exhibit 99.1 to HiEnergy Technologies' current report on Form 8-K dated November 30, 2004 and incorporated herein by reference.

(22) Filed on December 17, 2004 as Exhibit 10.80 to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended October 31, 2004 and incorporated herein by reference.

(23) Filed on January 11, 2005 as Exhibit 99.3 to HiEnergy Technologies' current report on Form 8-K dated January 7, 2005 and incorporated herein by reference.

(24) Filed on February 2, 2005 as Exhibit 10.81 to HiEnergy Technologies' current report on Form 8-K dated January 27, 2005 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HIENERGY TECHNOLOGIES, INC.


Date:    March 17, 2005            .     By: /s/ Bogdan  C. Maglich
                                             ----------------------------------
                                         Bogdan C. Maglich,
                                         Chief Executive Officer, President,
                                         Treasurer and Chief Scientific Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)