Form 10KSB/A
period 2004-04-30
HIENERGY TECHNOLOGIES INC
filed 2005-07-27
CIK 1112424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

                                   (Mark one)
               |X| Annual report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2004
                                       OR
             |_| Transition report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the transition Period from ________ to __________

                        Commission file number: 0 - 32093

                           HIENERGY TECHNOLOGIES, INC.

                 (Name of small business issuer in its charter)

            DELAWARE                      3826                 91-2022980

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant's revenues for its most recent fiscal year: $0

As of April 29, 2005, representing the last business day of the registrant's most recently completed fiscal quarter, the registrant had 46,131,327 shares of common stock outstanding, and the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $28.1 million (based on the closing price of $0.73 on that day). For purposes of this calculation, voting stock held by directors and executive officers of the registrant and stockholders holding 5% or more of the registrant's outstanding common stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the registrant.

On July 25, 2005, there were 49,576,027 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES |_| NO |X|
                                EXPLANATORY NOTE

      This Amendment No. 1 has been filed on Form 10-KSB/A to amend the following portions of the Annual Report on Form 10-KSB of HiEnergy Technologies, Inc. for the fiscal year ended April 30, 2004 (the "Original Filing"):

            o     Item 1: Background
            o     Item 1: Recent Events - SEC Investigation
            o     Item 1: Current Prototype Devices; Development Efforts
            o     Item 1: Marketing and Distribution Strategy
            o     Item 1: Subsidiaries
            o     Item 3: Yeffet Security Consulting
            o     Item 5: Recent Sales of Unregistered Securities
            o     Risk Factors: Risks Related to our Stock
            o     Item 6: Overview of the Company
            o     Item 6: Liquidity and Capital Resources
            o     Item 6: Plan of Operation
            o     Item 7: Financial Statements
                          Note 2 Restatements and Reclassifications
                          Note 5 Risks and Uncertainties
                          Note 12 Convertible Notes Payable Subject to
                          Rescission Rights
                          Note 22 Subsequent Events
            o     Item 8a: Controls and Procedures
            o     Item 9: Section 16(A) Beneficial Ownership Reporting
                  Compliance
            o     Item 12: Certain Relationships and Related Transactions
            o     Item 13: Exhibits and Reports of Form 8-K

      The amendment of portions of any Item set identified above does not imply that the entirety of such Item has changed since the Original Filing. For the convenience of the reader, this Form 10-KSB/A sets forth the Original Filing in its entirety. However, this Form 10-KSB/A only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Statements such as "the date of this report", or any equivalent periodic reference, which appear in the unmodified portions of the Original Filing, shall mean the date of the Original Filing, or September 14, 2004. In addition, pursuant to the rules of the SEC,
Item 15 of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1 and 32.1 respectively.

      The filing of this Form 10-KSB/A is not, and shall not be deemed, an admission that anything contained in the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make any statement therein not misleading.

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2004

                                                                            PAGE
PART I

Item 1       Description of Business                                           2
Item 2       Description of Property                                          25
Item 3       Legal Proceedings                                                25
Item 4       Submission of Matters to a Vote of Security Holders              27

PART II

Item 5       Market for Common Equity and Related Stockholder Matters         52
Item 6       Management's Discussion and Analysis and Plan of Operation       70
Item 7       Financial Statements                                             83
Item 8       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                       146
Item 8a      Controls and Procedures                                         146

PART III

Item 9       Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act     147
Item 10      Executive Compensation                                          153
Item 11      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     157
Item 12      Certain Relationships and Related Transactions                  160
Item 13      Exhibits and Reports of Form 8-K                                163
Item 14      Principal Accountant Fees and Services                          165

             SIGNATURES                                                      166

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

In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. Further, we may be required to issue up to 704,190 shares of our common stock rights to former holders of options and warrants of HiEnergy Microdevices who received rights to purchase HiEnergy shares at $0.156 per share upon the payment of promissory notes due HiEnergy Microdevices expiring April 2007. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004.

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

The conference and website information stated that we had projected sales of 265 units at an average price of $223,396 per unit, including maintenance fees. These projections assumed that we would raise the money we needed to fund our conversion from a prototype development company to one which could manufacture the CarBomb FinderTM and Antitank Landmine Detector 7AT7TM at commercial levels. Since the date that the projections were made, we have been unable to raise the capital necessary to achieve that objective. In addition, the availability of greater resources and interest to develop a line of products in response to the startling increase in the use by terrorists of home-made Improvised Explosive Devices, or IEDs, in Iraq and elsewhere, led to a determination by us to focus more on deploying a product which is designed to thwart this particular type of threat. The confluence of our inability to raise the funds necessary to scale up to commercial production at the levels previously assumed, together with our shift in commercial priorities in order to respond to emerging risks, caused us to fail to meet our 2004 projections. Accordingly, investors should not rely on these projections in making any determination whether or not to invest in, or maintain, an investment in, our company.

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

On June 30, 2004, the SEC sent us a Subpoena in which it required us to provide to it copies of all documents concerning the restatement of our financial statements, which we reported on June 9, 2004. The subpoena requested documentary evidence concerning the restatement including, without limitation, all of our electronic and written correspondence, notes, journal entries, records, working papers and other documents that pertain to the restatement, and specifically all communications between us and our auditors, Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG"). SLGG also received a similar subpoena from the SEC. Our restatement was based primarily on changes in certain assumptions we had used to determine the fair value of the common stock of HiEnergy Microdevices which we received in the voluntary share exchange between us and HiEnergy Microdevices in April 2002, and more specifically as discussed in Note 2 of the accompanying Notes to the audited Consolidated Financial Statements. The effect of the restatement on our financial statements was to cause us to record additional expense of $1,009,531 and $514,415 during the fiscal years ended April 30, 2002 and April, 30, 2003, respectively, and to increase the amount of our accumulated deficit and additional paid in capital brought forward at May 1, 2001 by $3,126,684 and $3,341,019, respectively.

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

PROPRIETARY DEVICES

CURRENT PROTOTYPE DEVICES; DEVELOPMENT EFFORTS

Our initial prototype developments involved the creation of a device that uses our stoichiometric technology to detect bombs in vehicles, the CarBomb FinderTM. The device was developed specifically to identify vehicles packed with nitrogen-based and chlorine-potassium-based concealed explosives with the intent of using the vehicle itself as a bomb. With many advancements made to this prototype as well as our core technologies, we are now on the fourth generation of this device and have completed three prototypes which we intend to commercialize, the CarBomb FinderTM 3C3, the CarBomb FinderTM 3C4, and CarBomb FinderTM 3C5.

The CarBomb FinderTM 3C3 is essentially the same as the CarBomb FinderTM 3C4, except that the CarBomb FinderTM 3C3 is a stand alone device which scans compartments of a car from above at the end of a boom and the CarBomb FinderTM 3C4 is a van-borne system, which deploys the same sensor vertex, or head unit, as that of the CarBomb FinderTM 3C3 at the end of a robotic arm from the van. The increasing focus on the CarBomb FinderTM 3C4 over the CarBomb FinderTM 3C3 has been the result of increasing demand for a more mobile, van-borne configuration of the CarBomb FinderTM system.

The CarBomb FinderTM 3C5 is our latest prototype incorporating the same core technologies as the CarBomb FindersTM 3C3 and CarBomb FindersTM 3C4. The CarBomb FinderTM 3C5 is an in-ground system that inspects the compartments of a car and other vehicles from a stationary position below the level of the vehicles. The design of the CarBomb FinderTM 3C5 has greater range as to the type of vehicles it can scan and has a higher throughput than either the CarBomb FinderTM 3C3 or CarBomb FinderTM 3C4. It is not mobile and is designed for static operation at checkpoints and chokepoints to provide infrastructure protection and installation security.

We believe these product will prove to be of particular interest in regions that experience a higher than normal incidence of car bombings. This would include many countries in the Middle East and the Indian subcontinent, Spain, Columbia and Indonesia, as well as U.S military installations located in these and other regions. To date, we have not manufactured any CarBomb Finders and, accordingly, there are no CarBomb Finders ready for commercial sale. On August 5, 2004, we received an order for one (1) demonstration model of our 3C4 CarBomb Finder from our Middle Eastern distributor, Electronic Equipment Marketing Company ("EEMCO"), which is purchasing the model at a price which may fall at or below cost. Our relationship with EEMCO, subsequently amended as of August 27, 2003, which is owned by one of our directors, Harb Al-Zuhair, is described in detail later in this Report in the section entitled Marketing and Distribution Strategy. Also on August 5, 2004, President Bush signed the National Defense Authorization Act for Fiscal Year 2005, which contains an appropriation of $1,000,000 for a stoichiometric explosive detector. While there can be no assurance that we will be awarded the contract to provide this technology, management is very hopeful that we will because, to our knowledge, no other company possesses a commercial prototype or product which fits this description.

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

Pursuant to an International Distribution Agreement with EEMCO, entered into July 25, 2003, and subsequently amended as of August 27, 2003, EEMCO was granted the exclusive right to sell our CarBomb Finder TM to certain enumerated military forces and governmental agencies in the Kingdom of Saudi Arabia, in the Middle-Eastern countries of Kuwait, Qatar, Bahrain, Oman, United Arab Emirates, Iraq, Yemen, and Jordan, and in the North African countries of Egypt, Morocco, Tunisia, Algeria, and Mauritania. EEMCO is based in Saudi Arabia and is majority-owned by Harb Al-Zuhair, a member of our Board of Directors. Pursuant to the terms of the agreement, EEMCO agrees to promote the sale of prototype models of our CarBomb Finder, maintain a sales organization and provide HiEnergy with the resale prices for the territory. In certain instances, HiEnergy may share costs related to the release of bonds, bank letters or customer holdbacks in connection with orders placed by EEMCO or customers, as well as costs for technical, marketing or other support in connection with EEMCO's marketing and distribution activities. We have not yet provided EEMCO with a full price list for its available prototypes, nor do we have an estimate of time for providing a price list to EEMCO. In the event EEMCO makes or facilitates any sales, payments are due to us within 60 days from the date of shipment. We agreed to remit any amounts due to EEMCO; however, we may withhold payments due to EEMCO to offset our exposure for bonds, guarantees and outstanding customer payment retention. EEMCO has agreed to reimburse us for fees and expenses incurred by us in connection with the filing and maintenance of bonds, letters of credit and letters of guarantee within the countries subject to the agreement. We agreed to provide a twelve-month limited warranty for pre-existing defects in the devices which are the subject of the Agreement.

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

Even if we are successful in arranging for manufacturing facilities which will meet our physical production needs, transforming our technology into commercial production will involve refinement of our prototypes, including the CarBomb Finder device, into finished vendible units. Final production models must take into account all relevant commercial standards for durability, usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. Some of our components are the first of their kind, and we expect that they will naturally encounter initial design, performance, reliability and maintenance problems. We intend to conduct this work both internally and with the assistance of outside strategic partners, consultants, or through collaborative associations such as that entered into with Siemens Maintenance Services, LLC. At present, it is still premature for us to fix suggested manufacturer's pricing on the 3C4 CarBomb Finder. However, based on early cost analysis and pricing guidance from our component suppliers, we expect that as we shift manufacturing from one-off production to volume commercial production, and fully expense certain non-recurring engineering and design costs, we should see significant decrease in the cost of our goods sold. With regard to our anti-tank landmine, unexploded ordnance and Refractorymeter prototype designs, which are the next products that we intend to bring to market if our CarBomb Finder launch is successfully accomplished, we are unable to provide any meaningful estimate at this time as to what the cost to bring these devices into commercial production might be. There can be no assurance that we will be able to transform any of our individual prototype designs into commercially-saleable products meeting the requirements referenced above for a successful product launch.

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

We are currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate. Under the contract, we are to develop and test our Anti-Tank Landmine Detector 7AT7 over a two year period, which may be extended at the option of the U.S. Army and the U.S. Army will pay a portion of our research and development costs on a periodic basis during the term of the contract. We received $70,000 in SBIR proceeds to complete Phase I and, on January 15, 2003, we executed a contract with the U.S. Army for Phase II valued at $415,000. Work commenced in January 2003 under Phase II of the contract. In January 2004, the U.S. Army exercised its option for the second year of Phase II, valued at approximately $364,000. Work commenced on the second year of Phase II on March 1, 2004. Phase II ends in March 2005. Our anticipated cost to complete Phase II is $1,400,000. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding our research and development costs beyond Phase II or any subsequent extension, or to purchase the Anti-Tank Landmine Detector 7AT7 once we have completed development activities.

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

      o Between 500 and 1,000 sealed tube neutron generators are manufactured annually by over ten established companies both in the U.S. and in Europe. The primary manufacturers of these standard sealed tube generators are: ThermoMF Physics, Halliburton, Schlumberger, Baker-Hughes, EADS-SODERN and High Voltage Engineering Europa B.V.

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

SUBSIDIARIES

We have three subsidiaries, HiEnergy Defense, Inc., HiEnergy Europe, Ltd., and HiEnergy Microdevices, Inc. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003, and is a wholly-owned subsidiary. HiEnergy Defense focuses on marketing military and defense applications of our technology within the Washington D.C. area from its office in Arlington, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004, and is a wholly-owned subsidiary. HiEnergy Europe is presently not operating, but will focus on marketing our technology throughout the European Union (EU). HiEnergy Microdevices, Inc., which is currently inactive, is a majority-owned subsidiary incorporated in the State of Delaware. HiEnergy Microdevices was formed in 1995 by Dr. Bogdan Maglich to develop and commercialize our stoichiometric technology. In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares to 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange whereby we acquired HiEnergy Microdevices in April 2002), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. Further, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who received rights to purchase HiEnergy shares at $0.156 per share upon the payment of promissory notes due HiEnergy Microdevices expiring April 2007. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004. None of the shares not owned by us and which remain outstanding in HiEnergy Microdevices is owned by any affiliate or our company.

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

We issued 456,717 options to Dr. Bogdan Maglich in fiscal year 2003 and 313,221 options in fiscal year 2004 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. Also, pursuant to the terms of various other agreements we have entered into, we issued 32,455 shares of our common stock, 1,400,000 options and 1,695,686 warrants to various consultants in fiscal year 2003 and 558,500 shares, 2,358,221 options and 7,787,068 warrants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 693,726 shares of common stock as of April 30, 2004. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. (See: "Employment Contracts" under Item 10 in this Report). Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

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

We also intend to issue up to 459,222 shares of our common stock in exchange for the remaining 20,540 shares of the common stock of HiEnergy Microdevices, our majority-owned subsidiary, on substantially the same terms as the voluntary share exchange by which we acquired 92% of HiEnergy Microdevices' common stock. Further, we may be required to issue up to 704,190 shares of our common stock rights to former holders of options and warrants of HiEnergy Microdevices who received rights to purchase HiEnergy shares at $0.156 per share upon the payment of promissory notes due HiEnergy Microdevices expiring April 2007. We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings, and the exercise or conversion of securities outstanding, may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock.

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

                                                                                       HIGH                     LOW
                                                                                    ----------              -----------
    FISCAL YEAR 2003-2004

    Fourth Quarter (February 1, 2004 to April 30, 2004) (interim)                     $3.49                    $1.11

    Third Quarter (November 1, 2003 to January 31, 2004)                              $1.29                    $0.77

    Second Quarter (August 1, 2003 to October 31, 2003)                               $1.86                    $0.61

    First Quarter (May 1, 2003 to July 31, 2003)                                      $0.62                    $0.40

    FISCAL YEAR 2002-2003

    Fourth Quarter (February 1, 2003 to April 30, 2003)                               $2.35                    $0.30

    Third Quarter (November 1, 2002 to January 31, 2003)                              $3.10                    $2.11

    Second Quarter (August 1, 2002 to October 31, 2002)                               $2.60                    $1.41

    First Quarter (May 1, 2002 to July 31, 2002)                                      $2.09                    $0.20


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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration from April 30, 2003 to the date of this Report:

o In July 2005, we committed to issue 189,063 shares of our common stock, par value $0.001 ("Shares") to Sherbrooke Partners LLC, which converted convertible notes payable for $81,400, subject to rescission rights, plus accrued interest of $3,679 with a conversion price of $0.45 per Share. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 62,222 Shares and committed to issue warrants to purchase 217,777 Shares at various exercise prices between $0.45 and $1.50 to Brian C. Corday, in exchange for the cash equivalent of $28,000 in finders' fees due him. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 17,778 Shares and warrants to purchase 80,000 Shares with an exercise price of $0.45 to Brian C. Corday as a finder's fee. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 22,463 Shares to Matthew Balk and Jason Adelman pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 64,583 Shares at an exercise price of $0.45 per share. In connection with the cashless exercise, 42,120 Shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

o In July 2005, we committed to issue 103,989 Shares and warrants to purchase 51,994 Shares to David R. Baker, a member of our Board in connection with the conversion of accounts payable for legal services rendered prior to his directorship in the amount of $47,835 at a price of $0.45 per Share. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 50,370 Shares and warrants to purchase 25,185 Shares to Baker, Johnston & Wilson in connection with the conversion of accounts payable for legal services rendered in the amount of 23,171 at a price of $0.45 per Share. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 30,000 Shares to Don Abbe, an engineer consultant engaged by us for services rendered. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In July 2005, to the date of this Report, we committed to issue warrants to purchase 134,639 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 25,000 Shares to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 shares per meeting. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In June 2005, we issued 677,778 Shares and committed to issue warrants to purchase 2,372,232 Shares at various exercise prices between $0.45 and $1.50 in exchange for $305,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2005, we issued 442,222 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

o In June 2005, we issued 32,820 Shares to Nicholas J. Yocca upon the conversion of a promissory notes evidencing loans made to us in the aggregate amount of $14,000, plus $769 of accrued interest. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In June 2005, we committed to issue 78,982 Shares and warrants to purchase 366,001 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 300,000 Shares and warrants to purchase 150,000 Shares at an exercise price of $0.65, which were previously committed in the prior year period, to Jackson Asset Management in exchange for $150,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 400,000 Shares and warrants to purchase 600,000 Shares various exercise prices between $0.75 and $1.25, which were previously committed in the prior year period, to Robert J. Neborsky, M.D. Inc., Combination Retirement Trust and Robert & Sandra Neborsky JTWROS in exchange for $200,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 452,029 Shares previously committed to the remaining stockholders of HiEnergy Microdevices, Inc. in connection with a short form merger on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange). We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we committed to issue 78,982 Shares and warrants to purchase 298,680 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 1,144,446 Shares and warrants to purchase 4,005,564 Shares various exercise prices between $0.45 and $1.25 to various investors in exchange for $515,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of our next filed registration statement. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 2,000 Shares, which were previously committed in the prior year period, to William Lacey, a member of the board of directors of HiEnergy Defense, Inc. as compensation for prior meeting attendance. We believe the issuance of these securities was exempt under
      Section 4(2) of the Securities Act.

o In April 2005, we committed to issue 15,000 Shares to the members of our Board of Directors as compensation for meeting attendance and 315,000 Shares to our director, Harb S. Al-Zuhair, as compensation for prior services previously provided to us. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In April 2005, we issued 3,000 Shares, which were previously committed in the prior year period, to William Nitze, a member of the board of directors of HiEnergy Defense, Inc. as compensation for prior meeting attendance. We believe the issuance of these securities was exempt under
      Section 4(2) of the Securities Act.

o In April 2005, we committed to issue 300,000 Shares and warrants to purchase 150,000 Shares at an exercise price of $0.65 to Jackson Asset Management in exchange for $150,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2005, we expensed $48,000 upon partial vesting of an employee's option to purchase 500,000 Shares with an exercise price of $0.72, pursuant to his employment agreement. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In April 2005, we committed to issue 98,375 Shares and warrants to purchase 429,376 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section Regulation D and/or
      Section 4(2) of the Securities Act.

o In April 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2005, we issued 112,332 Shares to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 222,222 Shares at an exercise price of $0.45 per Share. In connection with the cashless exercise, 109,890 Shares issuable upon exercise of the warrants were tendered as consideration for the exercise price. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

o In March 2005, we committed to issue 67,628 Shares and committed to issue warrants to purchase 246,289 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2005, we committed to issue 400,000 Shares and warrants to purchase 600,000 Shares various exercise prices between $0.75 and $1.25 to Robert J. Neborsky, M.D. Inc., Combination Retirement Trust and Robert & Sandra Neborsky JTWROS in exchange for $200,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In February 2005, we issued 36,535 Shares and committed to issue 31,887 Shares and issued or committed to issue warrants to purchase 184,415 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In February 2005, we issued 182,787 Shares to Sherbrooke Partners LLC, upon cashless exercise of warrants. The warrants were exercisable for a total of 335,110 Shares at an exercise price of $0.45 per Share, and included 32,889 Shares accrued as penalties due to our inability to file and maintain effective a registration statement within specified deadlines. In connection with the cashless exercise, 152,323 Shares issuable upon exercise of the warrant were tendered as consideration for the exercise price. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

o In February 2005, we committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2005, we issued 689,783 Shares and issued or committed to issue warrants to purchase 344,892 Shares at an exercise price of $0.82 per Share to various investors in exchange for cash in the aggregate amount of $317,300. We believe the issuances of these securities are exempt under Section Regulation D and/or 4(2) of the Securities Act.

o In January 2005, we issued 128,260 Shares and warrants to purchase 64,130 Shares at an exercise price of $0.82 per Share to Natasha Tiragic, upon the conversion of promissory notes evidencing loans made to us in the aggregate amount of $59,000. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2005, we issued 15,000 Shares to the members of our Board of Directors, as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In January 2005, we issued 78,432 Shares and issued or committed to issue warrants to purchase 271,585 Shares at various exercise prices, to various holders of securities with registration rights as a penalty due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2005, we committed 452,029 Shares to shareholders of HiEnergy Microdevices, Inc. in connection with a short form merger on the basis of
      22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange). We believe the issuances of these securities are exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In January 2005, we issued 110,133 Shares to Richard Melnick upon conversion of $40,000 of convertible notes, originally purchased in January 2004 and $7,200 worth of convertible notes accrued as penalties due to our inability to file and maintain effective a registration statement, plus $2,360 of accrued interest. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

o In January 2005, we issued 1,955,555 Shares to various investors in a private placement in exchange for cash in the aggregate amount of $880,000. As additional consideration for this amount, we issued to the investors warrants to purchase common stock as follows: 3,911,110 at $0.45 per Share; 1,173,332 at $0.75 per Share; and 704,000 at $1.25 per Share. Said warrants are to expire three and one half years following the date of effectiveness of our next filed registration statement.We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In January 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In December 2004, we issued 111,850 Shares and issued or committed to issue warrants to purchase 213,699 Shares at various exercise prices, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In December 2004, we issued 108,696 Shares and issued warrants to purchase 54,348 Shares at an exercise price of $0.82 per Share to David Penney in exchange for cash in the amount of $50,000. We believe the issuances of these securities were exempt under Regulation D and/or 4(2) of the Securities Act.

o In December 2004, we committed to issue $7,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2004, we issued 1,752,395 Shares and warrants to purchase 876,198 Shares at an exercise price of $0.82 per Share to various investors in a private placement in exchange for cash in the aggregate amount of $806,100. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2004, we issued 15,000 Shares to members of our Board of Directors, as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In November 2004, we issued 120,093 Shares and issued or committed to issue warrants to purchase 165,256 Shares at various exercise prices, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2004, we committed to issue $7,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2004, we issued 1,010,870 Shares and warrants to purchase 505,435 Shares at an exercise price of $0.82 per Share to Maglich Family Holdings, Inc., upon the conversion of promissory notes evidencing loans made to us in the aggregate amount of $465,000. Upon conversion, the note holder waived all accrued but unpaid interest. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2004, we issued 1,046,687 Shares to Richard Melnick in connection with a cashless exercise of warrants. The warrants were exercisable for a total of 1,384,444 Shares at an exercise price of $0.45 per Share. In connection with the cashless exercise, 337,757 Shares issuable upon exercise of the warrant were tendered as consideration for the exercise price. We believe the issuances of these securities are exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

o In October 2004, we issued 326,585 Shares, and issued or committed to issue warrants to purchase 225,132 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In October 2004, we committed to issue $1,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In October 2004, we issued 1,436,427 Shares and warrants to purchase 718,214 Shares at an exercise price of $0.82 per Share to various investors in a private placement in exchange for cash in the aggregate amount of $660,756. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In October 2004, we issued 21,277 Shares and warrants to purchase 7,092 Shares with an exercise price of $1.00 to Jose Venero in exchange for $10,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In October 2004, we issued 15,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In September 2004, we issued a convertible note payable for $100,000, which was subsequently converted in September into 192,308 Shares, to Maria Pilar Galera Escobedo in exchange for $100,000 in cash. We recorded a debt discount of $55,769 upon issuance of the convertible note. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In September 2004, we issued 71,739 Shares and warrants to purchase 23,913 Shares with an exercise price of $1.00 in a related party transaction to Mr. William Nitze in exchange for $33,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In September 2004, we issued 286,573 Shares and issued or committed to issue warrants to purchase 182,468 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In September 2004, we committed to issue $1,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In September 2004, we issued 15,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In August 2004, we committed to issue $1,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2004, we issued 21,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In August 2004, we issued 148,227 shares of our common stock and warrants to purchase 143,462 shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o August 2004, we committed to issue warrants to purchase 6,933 Shares with an exercise price of $1.51 to Julian Echeverria as a finder's fee. We believe the issuances of these securities are exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In August 2004, we issued a warrant to purchase 1,656 Shares at an exercise price of $2.75 and a warrant to purchase 653 Shares with an exercise price of $2.50 to Julian Echeverria as a finders fee. We believe the issuances of these securities were exempt under Regulation S and/or
      Section 4(2) of the Securities Act.

o In July 2004, we issued 357,444 Shares and issued or committed to issue warrants to purchase 202,595 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2004, we committed to issue $1,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2004, we issued 6,000 Shares and committed to issue an additional 3,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In July 2004, we issued a warrant to purchase 100,000 Shares with an exercise price of $0.99, as a bonus, to Jim Hertzog pursuant to his employment agreement. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In July 2004, we issued 182,955 Shares to Richardson & Patel, LLP for legal and consulting services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In June 2004, we issued 219,251 Shares and warrants to purchase 163,491 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2004, we committed to issue $1,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 13,245 Shares and warrants to purchase 4,415 Shares with an exercise price of $2.75 to Alicia Vicens Hernandez in exchange for $20,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 19,868 Shares and warrants to purchase 6,623 Shares with an exercise price of $2.75 to Miguel Gay Rogel in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 66,225 Shares and warrants to purchase 22,075 Shares with an exercise price of $2.75 to Orovales Investment, Inc. in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 33,113 Shares and warrants to purchase 11,038 Shares with an exercise price of $2.75 to Jose M. Sanclimens Genesca in exchange for $50,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 19,868 Shares and warrants to purchase 6,623 Shares with an exercise price of $2.75 to Benicio Alonso Perez in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 66,225 Shares and warrants to purchase 22,075 Shares with an exercise price of $2.75 to Las Chafiras S.A. in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 3,000 shares and committed to issue an additional 6,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In June 2004, we issued convertible promissory notes for $11,866 and $13,782 which are convertible into Shares at $1.00 per Share to Yocca, Patch & Yocca, LLP for legal services. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 99,010 Shares and warrants to purchase 32,673 Shares with an exercise price of $2.75 to Josefa Nazabal Aguirre in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In June 2004, we amended a convertible promissory note, previously issued in January 2004, in the amount of $50,000. Under the amendment, in lieu of the prior note, we issued separate convertible promissory notes of $40,000 and $10,000 to Richard Melnick and Sherbrooke Partners, LLC, respectively. In conjunction with this amendment, both Richard Melnick and Sherbrooke Partners, LLC, exercised their option and purchased an additional $300,000 of convertible promissory notes, a $240,000 note for Richard Melnick and a $60,000 note for Sherbrooke Partners, LLC. Both notes are convertible into Shares at $0.45 per Share. Richard Melnick also received warrants to purchase 1,578,666 Shares and Sherbrooke Partners, LLC also received warrants to purchase 394,666 Shares, all at various exercise prices between $0.45 and $1.25. In addition, warrants issued with the original $50,000 convertible promissory note were amended by i) lower exercise prices, between $0.45 and $1.25, ii) increase the number of underlying shares from 362,222 to 439,999, and iii) re-issued 65,777 of the 439,999 warrants to Sherbrooke Partners, LLC. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2004, we issued 10,500 Shares, previously committed in the prior year period, to Richard Eckhouse to settle a lawsuit. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In May 2004, Platinum Partners Arbitrage Value Fund LP exercised its option, obtained in January 2004, and purchased an additional $425,000 convertible promissory note with warrants to purchase 3,891,110 Shares at exercise prices between $0.45 and $1.25. They immediately converted the note along with the note purchased in January which included accrued interest, into 1,295,896 Shares. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act. The Shares were recorded as a current liability due to the notes being sold subject to rescission.

o In May 2004, we issued 168,976 Shares, of which 84,486 were previously committed, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In May 2004, we committed to issue $1,000 in convertible notes to certain note holders with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2004, we issued warrants to purchase 156,277 Shares, of which a warrant for 22,761 was previously committed. The warrants have various exercise prices and were issued to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2004, we issued 95,000 Shares to Stern Consulting for consulting services. We believe the issuance of these securities was exempt under
      Section 4(2) of the Securities Act.

o In May 2004, we issued 3,500 Shares to Publex Ventures LLC as compensation for consulting services. We believe the issuance of these securities was exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In May 2004, we issued 5,000 Shares and committed to issue an additional 2,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In May 2004, we issued 29,801 Shares and warrants to purchase 9,934 Shares with an exercise price of $2.75 to Luis Lopez Echeto in exchange for $45,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In April 2004, we issued a total of 26,849 Shares to Craig Pierson upon cashless exercises of his warrants. We believe the issuance of these securities was exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

o In April 2004, we issued warrants to purchase a total of 50,165 Shares with various exercise prices to various investors as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2004, we issued warrants to purchase 50,000 Shares at an exercise price of $2.06 and warrants to purchase 50,000 Shares at an exercise price of $2.95 to C3P, Inc. for marketing and consulting services. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In April 2004, we issued 12,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In April 2004, we issued 302,638 Shares to various investors in cashless exercises of warrants. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

o In April 2004, we issued a total of 100,000 Shares, to four consultants Matthew Balk, Jason Adelman, Hilary Bergman & Brad Reifler for services rendered. We believe the issuances of these securities were exempt under
      Section 4(2) of the Securities Act.

o In April 2004, we issued 18,235 Shares to Michael Gottlieb upon a cashless exercise of a warrant. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

o In April 2004, we issued 141,383 Shares to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2004, we issued 27,520 Shares to Nathan Freund upon exercise of a warrant. We believe the issuance of these securities was exempt under
      Section 3(a)(9) of the Securities Act.

o In April 2004, we issued 8,256 Shares to Ioannis Korolgos upon exercise of a warrant. We believe the issuance of these securities was exempt under
      Section 3(a)(9) of the Securities Act

o In April 2004, we issued warrants to purchase 50,000 Shares at an exercise price of $2.85 to Vintage Filings, LLC for EDGAR services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In April 2004, we issued 75,000 Shares to Shai Stern and Seth Farbman for Edgar filing services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In April 2004, we issued a convertible promissory note for $38,061, which is convertible into Shares at $1.00 per Share to Yocca, Patch & Yocca, LLP for legal services. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2004, we issued 30,303 Shares and warrants to purchase 10,101 Shares with an exercise price of $1.75 to Jose Manuel Cabrera Venero in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In April 2004, we issued 2,000 Shares to Kenneth Cerruto upon a cashless exercise of a warrant. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

o In April 2004, we committed to issue 10,500 shares to Richard Eckhouse to settle a lawsuit. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2004, we committed to issue 84,486 Shares to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2004, we committed to issue warrants to purchase 22,761 Shares, at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In April 2004, we issued $7,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2004, we committed to issue 7,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In March 2004, we issued options to purchase a total of 29,000 Shares, with an exercise price of $1.42, to three consultants for services rendered to our subsidiary, HiEnergy Defense, Inc. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In March 2004, we issued 120,464 Shares and warrants to purchase 34,017 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2004, we issued 2,958 Shares to Craig Pierson upon a cashless exercise of a warrant. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

o In March 2004, we issued a convertible promissory note for $23,986, which is convertible into Shares at $1.00 per Share to Yocca, Patch & Yocca, LLP for legal services. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2004, we issued 40,000 Shares and warrants to purchase 13,333 Shares with an exercise price of $1.00 to Jose Manuel Cabrera Venero in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In March 2004, we issued 17,334 Shares to Robert Nathan upon a cashless exercise of a warrant. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

o In March 2004, we issued 40,000 Shares and warrants to purchase 13,333 Shares with an exercise price of $1.00 to Ricardo Santoma Boixeda in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In March 2004, we issued 200,000 Shares to Richardson & Patel, LLP for legal services. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In March 2004, we issued 40,000 Shares and warrants to purchase 13,333 Shares with an exercise price of $1.00 to Hodgson Asesores, S.L. in exchange for $30,000 in cash. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In February 2004, we issued 25,049 Shares to an investor, Richard Melnick, in cashless exercises of warrants. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

o In February 2004, we issued 333,333 Shares sold subject to rescission, and warrants to purchase 686,450 Shares with exercise prices from $0.49 to $1.65, to Bullbear Capital Partners, LLC in exchange for $150,000 in cash. We believe the issuances of these securities were exempt under Section Regulation D and/or 4(2) of the Securities Act. The Shares were recorded as a current liability due to being subject to rescission.

o In February 2004, we issued 133,333 Shares sold subject to rescission, and warrants to purchase 56,000 Shares with an exercise price of $1.00 to the Robert J. Neborsky, M.D. Inc., Combination Retirement Trust in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act. The Shares were recorded as a current liability due to being subject to rescission.

o In February 2004, we issued a total of 6,000 Shares, and warrants to purchase 26,667 Shares with an exercise price of $0.75, and warrants to purchase 15,000 Shares with an exercise price of $0.45 to Brian Corday as consulting and finder's fees. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In February 2004, we issued 99,332 Shares and warrants to purchase 28,269 Shares at various exercise prices to Shares to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2004, we issued 27,500 Shares to Seth Farbman and Shai Stern for Edgar filing services. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In January 2004, we issued warrants to purchase 30,000 Shares at an exercise price of $1.25 to Vintage Filings, LLC for Edgar filing services. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In January 2004, we issued 78,259 Shares to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2004, we issued warrants to purchase 25,106 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In January 2004, we issued 102,053 Shares to Richard Melnick in cashless exercises of warrants. We believe the issuance of these securities was exempt under Section 3(a)(9) of the Securities Act.

o In January 2004, we issued 12,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In January 2004, we issued a convertible promissory note for $150,000, which is convertible into Shares at $0.45 per Share, and warrants to purchase 520,000 Shares at exercise prices between $0.75 and $1.50, to Platinum Partners Arbitrage Value Fund LP, with an option to purchase up to an additional $850,000 of convertible promissory notes with warrants to purchase up to 6,548,148 Shares on the same terms. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act. (This transaction was amended in April 2004, simultaneous with the option exercise for the purchase of a $425,000 convertible promissory note).

o In January 2004, we issued 55,000 Shares to Shai Stern for consulting services. We believe the issuance of these securities was exempt under
      Section 4(2) of the Securities Act.

o In January 2004, we issued a convertible promissory note for $36,602, convertible into Shares at $1.00 per Share and a convertible promissory note for 38,232, convertible into Shares at $0.85 per Share to Yocca, Patch & Yocca, LLP for legal services. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2004, we issued a convertible promissory note for $185,000, which is convertible into Shares at $0.45 per Share, and warrants to purchase 929,111 Shares at exercise prices between $0.45 and $1.50 and exercise terms from 120-days to one-year, to Nicholas J. Yocca, with an option to purchase up to an additional $400,000 of convertible promissory notes with warrants to purchase up to 1,120,000 Shares on the same terms prior to our filing a registration statement. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2004, we issued a convertible promissory note for $50,000, which is convertible into Shares at $0.45 per Share, and warrants to purchase 362,222 Shares at exercise prices between $0.45 and $1.50, to Richard Melnick, with an option to purchase an additional $300,000 in convertible promissory notes, and warrants to purchase 1,506,667 Shares on the same terms. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act. (This transaction was amended in June 2004, simultaneous with the option exercise for the purchase of a $300,000 convertible promissory note).

o In December 2003, we issued options to purchase a total of 40,000 Shares, with an exercise price of $0.90 per Share, to two consultants for services rendered. We believe the issuances of these securities were exempt under
      Section 4(2) of the Securities Act.

o In December 2003, we issued 33,334 Shares sold subject to rescission with warrants to purchase an additional 8,334 Shares at an exercise price of $1.00 per Share, to James Hertzog and Barbara Tawil in exchange for $25,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act. The Shares were recorded as a current liability due to being subject to rescission.

o In December 2003, we issued 61,242 Shares and warrants to purchase 19,457 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In December 2003, we issued 42,254 Shares to Eusebio Jainaga Narbaiza in exchange for $30,000 in cash. We believe this issuance of securities was exempt under Regulation S and/or Section 4(2) of the Securities Act.

o In November 2003, we issued options to purchase a total of 290,000 Shares to the members of the Board of Directors of HiEnergy Defense, Inc. as part of their annual compensation and for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In November 2003, we issued 12,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In November 2003, we issued 44,187 Shares, and warrants to purchase 13,731 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2003, we issued 2,000 Shares and warrants to acquire 10,000 Shares at an exercise price of $0.75 per Share to Brian Corday as a consulting and finder's fee. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2003, we issued 70,424 Shares sold subject to rescission with warrants to purchase an additional 17,606 Shares at an exercise price of $1.00 per Share, to Keith Moore and Ryan Patch in exchange for $50,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act. The Shares were recorded as a current liability due to being subject to rescission.

o In November 2003, we issued 200,000 Shares sold subject to rescission, and warrants to purchase 40,000 Shares at an exercise price of $1.00 per Share to Robert J. Neborsky in exchange for $150,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act. The Shares were recorded as a current liability due to being subject to rescission.

o In October 2003, we issued 148,260 Shares and warrants to purchase 8,238 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o     In October 2003, we issued 63,000 Shares, (31,500 Shares to each of Carlos
      S. De la Cuesta Nazabal and Luis Lopez Echeto), in exchange for $60,000. We believe the issuances of these securities were exempt from registration under Regulation S and/or Section 4(2) of the Securities Act.

o In August 2003, we issued 44,705 Shares of previously committed common stock. We believe the issuance of these securities was exempt under
      Section 4(2) of the Securities Act.

o In August 2003, we issued a total of 222,222 Shares, and warrants to acquire an additional 55,556 Shares at an exercise price of $0.60 per Share, to Mark Yocca, Nicholas Yocca, Paul Kim, and Central Answering Service, Inc. in exchange for $100,000 in cash. Mark Yocca, Nicholas Yocca and Paul Kim are each attorneys associated with Yocca Patch & Yocca, LLP. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2003, we issued 400,000 Shares, and warrants to acquire an additional 100,000 Shares at an exercise price of $0.65 per Share, to Bullbear Capital Partners LLP in exchange for $208,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In August 2003, we issued 272,464 Shares (200,000 shares to Bullbear Capital Partners and 72,464 to Richard Melnick), and warrants to acquire an additional 68,116 Shares at an exercise price of $0.69 per Share in exchange for $188,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2003, we issued 6,000 Shares to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In August 2003, we issued options to purchase a total of 40,000 Shares with an exercise price of $1.02, to members of our Advisory Board as compensation for advisory services. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In August 2003, we issued a convertible promissory note for $8,537, which is convertible into Shares at $1.00 per Share to Yocca, Patch & Yocca, LLP for legal services. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2003, we issued 86,957 Shares, and warrants to acquire 28,697 Shares at an exercise price of $0.75 per Share, to Nicholas Yocca, Danny
      M. Beadle and Patrick Bevilacqua for $60,000. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2003, we issued 144,928 Shares, and warrants to acquire an additional 47,826 Shares at an exercise price of $0.75 per Share, to Richard Melnick in exchange for $100,000 in cash. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2003, we issued 666,666 Shares, and warrants to acquire 220,000 Shares at exercise prices of $0.75 per Share, to Platinum Partners Value Arbitrage Fund LP in exchange for $500,000. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2003, we issued options to purchase an aggregate of 200,000 Shares to two service providers, with an exercise price of $0.50 and terms of six years, pursuant to the our 2003 Stock Incentive Plan. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2003, we issued 6,000 to members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In June 2003, we issued 11,178 Shares to a former employee as payment of a bonus in accordance with her employment contract with us. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In June, 2003, we issued 300,000 Shares to our then legal counsel upon conversion of a convertible note payable in the amount of $100,000. We believe the issuance of these securities was exempt under Sections 3(a)(9) of the Securities Act.

o In May 2003, we issued warrants to purchase 50,000 Shares, with an exercise price of $0.50 and terms of two to five years, as compensation for placement services. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued 45,000 Shares to Yocca, Patch & Yocca, LLP for legal services. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued warrants to purchase 150,000 Shares, with an exercise price of $0.45 and terms of two to five years, to H.C. Wainwright & Co., Inc., and designated beneficiaries, as compensation for placement services. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued three separate warrants to principals of H.C. Wainwright & Co., Inc. to purchase an aggregate of 30,000 Shares of our common stock with an exercise price of $0.45, with terms of two years as a finder's fee. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued an option to purchase 30,000 Shares of our common stock to a service provider with an exercise price of $0.75, with terms of six years, pursuant to the our 2003 Stock Incentive Plan. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued 2,129,316 Shares, which include 62,582 Shares issued as penalties for late registration, to holders of Series A convertible, redeemable preferred stock, par value $0.001 per Share ("Series A Preferred"), who elected to surrender and exchange the Series A Preferred for Shares at a conversion price of $0.45 per Share. We believe the issuances of these securities were exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In May 2003, we issued 128,136 Shares previously committed, to various holders of our common stock with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued 25,952 Shares to certain stockholders who invested in a private placement, dated October 29, 2002, as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2003, we issued 20,000 Shares to a service provider as payment in accordance with his service agreement with us. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) of the Securities Act. .

o In May 2003, we issued 34,000 Shares to Sherbrooke Partners, LLC, upon exercise of warrants to purchase our common stock. We believe the issuance of securities was exempt under Regulation D and/or Section 4(2) of the Securities Act.

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

HiEnergy Technologies, Inc. was originally incorporated under the laws of the State of Washington on March 22, 2000, under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002, as a Delaware corporation. At present we have two wholly-owned subsidiaries, HiEnergy Defense, Inc. ("HiEnergy Defense") and HiEnergy Europe, Inc. ("HiEnergy Europe"), which were incorporated under the laws of the state of Delaware in August 2003 and March 2003, respectively, and one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware in 1995 ("Microdevices", and together with HiEnergy Europe and HiEnergy Defense, the "Subsidiaries"). We currently hold an approximate 92% interest in Microdevices, which was the vehicle through which our "stoichiometric" technology was initially developed by our Chairman and CEO, Dr. Bogdan Maglich. In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of Microdevices. Under the merger, 459,222 shares of common stock would be issued to the remaining shareholders of Microdevices in exchange for each share of Microdevices owned by them (the same ratio we used in our initial voluntary share exchange described below. Further, we may be required to issue up to 704,190 shares of our common stock rights to former holders of options and warrants of HiEnergy Microdevices who received rights to purchase HiEnergy shares at $0.156 per share upon the payment of promissory notes due HiEnergy Microdevices expiring April 2007. As a result of the short-form merger, all the assets and liabilities of Microdevices would become direct assets and liabilities of HiEnergy. As of April 30, 2004, the merger had not been effected.

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

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $4,796,000 for the fiscal year ended April 30, 2004, a decrease of $149,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation. Through various arrangements these providers have provided services such as business development, business and financial consulting, Edgar services and directorship. Some of these warrants and options that were issued and subsequently expensed have been forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

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

The fee payable to the investment bank was accrued upon execution of an agreement in August 2003, pursuant to which we would receive a guarantee to support our bid for a $1,600,000 grant under a contract with the U.S. Navy. In exchange for this guarantee, we were obligated to pay the investment bank a fee which ranged from $50,000 to $150,000, depending upon whether or not the contract with the U.S. Navy was awarded to us. A guarantee was provided to the U.S. Navy in which the investment bank committed to fund between $2.5 million and $4 million through common stock purchases, so that we could demonstrate sufficient funding to perform against the 18-month contract. Although, we had been approved for the grant of $1,600,000, the Contracting Office of the Naval Surface Warfare Center ultimately disqualified us on the basis of our financial condition. (See: "Government Research and Development Grants and Contracts".)

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

Under a previous arrangement, if the closing market price of our common stock equals or exceeds $0.92, Bullbear Capital Partners, LLC has the option to purchase, in whole or in part, an additional 1,444,444 shares of our common stock for $650,000 in cash and warrants to purchase shares of common stock with a three and one-half year term as follows: 783,133 at $0.83 per share; 471,015 at $1.38 per share; and 393,940 shares at $1.65 per share. The investor also has registration rights on the underlying shares, and, as of May 2004, receives as penalties for our failure to timely register them: (i) additional shares equal to 2% of the amount of shares purchased under the original warrants and
(ii)additional warrants to purchase 2% of the underlying shares at similar exercise prices, for each subsequent month until a registration statement is filed and maintained effective by us, or until such penalties become impermissible as a matter of law as prescribed in the instrument, or the relevant shares can be sold without registration under Rule 144. Additionally, the warrants provide the investor with ratchet rights, whereby the exercise price of the warrants will be reduced to equal the price of any new shares sold below $0.45 in unrelated transactions prior to January 15, 2005 at a price per share below $0.45. If shares are offered for sale at a price per share under $0.45 prior to January 15, 2005, the investor also has a first right of refusal to purchase the shares offered as well. In order to preserve said registration rights, the additional purchases must be made before the filing of the registration statement incorporating the underlying shares.

Under a previous arrangement, Richard Melnick has the option to purchase in cash, in whole or in part, in a second closing up to $300,000 of CNP, the principal and accrued interest of which may be converted into shares of our common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date at the holder's option. The CNP have detachable warrants to purchase a number of shares of common stock, with a three and one-half year term, as follows: (i) a warrant to purchase common stock at $0.75 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP; (ii) a warrant to purchase common stock at $1.25 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP; (iii) a warrant to purchase common stock at $1.50 per share, for twice the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP; and (iv) a warrant to purchase common stock at $0.45 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP. The holder also has registration rights on the underlying shares, and, as of May 2004, receives as penalties for the failure to register them: (i) additional CNP equal to 2% of the amount of CNP purchased and (ii)additional warrants to purchase 2% of the underlying shares at similar exercise prices, for each subsequent month until a registration statement is filed and maintained effective by us, or until such penalties become impermissible as a matter of law as prescribed in the instrument, or the relevant securities can be sold without registration under Rule 144. Additionally, the CNP and warrants provide the investor with ratchet rights, whereby the conversion price of the CNP and the exercise price of the warrants will be reduced to equal the price of any new shares sold below $0.45 in unrelated transactions prior to January 15, 2005 at a price per share below $0.45. If CNP are offered for sale at a price per share under $0.45 prior to January 15, 2005, the investor also has a first right of refusal to purchase the CNP offered as well. In order to preserve said registration rights, the additional purchases must be made before the filing of the registration statement incorporating the underlying shares.

Under a previous arrangement, Nicholas J. Yocca has the option to purchase an additional $400,000 worth of CNP on the terms described in Note 12 to our Consolidated Financial Statements. . The CNP have detachable warrants to purchase a number of shares of common stock as follows: (i) a warrant to purchase common stock at $0.45 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP; (ii) a warrant to purchase common stock at $0.75 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP; (iii) a warrant to purchase common stock at $1.25 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP; and (iv) a warrant to purchase common stock at $1.50 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the CNP. The warrants expire between 120 days and three and one-half years after issuance. The holder also has registration rights on the underlying shares but receives no penalties for delays or failure to register underlying shares. In order to preserve said registration rights, the additional purchases must be made before the filing of the registration statement incorporating the underlying shares.

During the fiscal year ended April 30, 2004, we sold to various investors an aggregate of $385,000 of CNP with detachable warrants. In April 2004, one of the CNP for $150,000 plus $8,000 of accrued interest was converted into 351,452 committed shares of unregistered common stock. As of April 30, 2004, the remaining original CNP balance of $235,000 plus the $1,000 CNP given as a penalty were are convertible into 524,444 shares of common stock. The notes may be subject to rescission rights and therefore have all been included in current liabilities even though they don't mature until fiscal year 2006. (See: "Note 11- Convertible Notes Payable Subject to Rescission Rights".)

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

In May 2004, Platinum Partners Arbitrage Value Fund LP exercised its option for a second closing, obtained in January 2004, and purchased an additional $425,000 convertible promissory note with warrants to purchase 3,891,110 Shares at exercise prices between $0.45 and $1.25. They immediately converted the note along with the note purchased in January which included accrued interest, into 1,295,896 shares of common stock.

In June 2004, we issued $300,000 of CNP to Richard Melnick and Sherbrooke Partners LLC in connection with the exercise of an option to a second closing obtained in January 2004. We agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the investors exercising their option to purchase an additional $300,000 of CNP. The CNP have a two year term and bear interest at 5% and are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows; 1,333,332 at $0.45 per share; 400,000 at $0.75 per share and 240,000 at $1.25 per share. A summary of the amended warrants and exercise prices follows:

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
                ============                    =============

The investor also has registration rights on the underlying shares and if the securities are not registered by us before October 30, 2004, the investors are entitled to receive as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month until a registration statement is filed and maintained effective by us, or the penalties become impermissible as a matter of law as prescribed in the instrument, or the securities can be sold pursuant to Rule 144. Additionally, the CNP and warrants provide the investor with ratchet rights, whereby the conversion price of the CNP and the exercise price of the warrants will be reduced to equal the price of any new shares sold below $0.45 in unrelated transactions prior to January 15, 2005 at a price per share below $0.45. If CNP are offered for sale at a price per share under $0.45 prior to January 15, 2005, the investor also has a first right of refusal to purchase the CNP offered as well.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered ten neutron generators at a cost of approximately $1,033,000 through vendor financing. These generators are scheduled to be delivered at a rate of approximately two per month beginning July 2004. We will lease purchase these units from the vendor for up to 12 months with estimated monthly payments of

$5,800, whereas 80% of the lease payments shall be applied to the purchase price. In May 2004, we ordered 60 gamma ray detectors for $1,368,000. We expect to receive deliveries of the detectors in the period between July 2004 and April 2005. Payment terms for these detectors require 50% down payment upon order with the balance due upon our receipt and acceptance. In order to meet our payment requirements under these purchase orders, we have been, and must continue, raising capital through the sale of securities. Our reliance on new equity capital for the financing of these component purchases, as with the funding of our operating deficit, will continue until we successfully commercialize a product, generate sales revenues, and achieve a sufficient level of positive operating cash flow or qualify to borrow funds against purchase orders to acquire components for fulfillment.

Below is a summary of our agreements presently in effect showing their monthly and annual minimum cost:

                                                                     Minimum      Annual
                                  Beginning        Ending            Monthly     Minimum
         Commitments                 Date           Date               Cost        Cost        Status
------------------------------------------------------------------------------------------------------------
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

PLAN OF OPERATION

Our overriding corporate focus for fiscal year 2005 is to commercialize and bring to market our explosives identification prototypes. Our Middle Eastern distributor (EEMCO) has had various discussions with potential customers and has deposited $25,000 towards the purchase of a prototype unit, which EEMCO plans to display in Istanbul, Turkey. Istanbul is being considered as a final staging and technical support base for sales to the Middle East. EEMCO is wholly owned by a member of our Board of Directors who is also a shareholder of our company. Initial assembly will be handled from our research and development facility located in Irvine, California. Assembly at this facility will be very limited and we may be required to outsource certain functions and/or hire additional technicians on a needs basis. We are currently seeking a location to serve as our assembly facility and have contracted with an engineering and construction company to help facilitate the location and design. Together, we are currently reviewing different locations and expect to choose a location within the current quarter. We are seeking approximately 60,000 square feet of space which will allow us to expand production based on demand. We have received positive feedback regarding demand for our explosives identification products but have not finalized our pricing or marketing plans. Accordingly, we will scale production as we are better able to ascertain our applicable sales parameters. We expect that the facility will be operational in 2005. Construction and/or build-out costs are estimated to fall between $1 million and $2.5 million and we are negotiating with local municipalities for monetary incentives to locate to their area.

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

General and administrative expenses are expected to run approximately $300,000 per month during the first half of fiscal 2005, but could show some improvement in the third quarter of fiscal 2005, if we were able to reduce legal and accounting expenses compared to the prior year period. Consulting expenses will remain high primarily due to Mr. Henkel's consulting agreement calling for annual payments of $200,000 and a contract with a consulting firm for the services of Mr. Spillmann from July 28, 2004 through December 31, 2004. Salary expense will increase in the second half of fiscal 2005 as both Mr. Spillmann and Mr. Henkel became HiEnergy salaried employees on January 1, 2005 and March 1, 2005, respectively. In addition, Mr. Moore became an employee of HiEnergy in May of 2004 with an annual salary of $80,000.

We believe that general and administrative costs will remain high in the first half of fiscal year 2005, but may show improvement in the second half of that fiscal year if we can reduce legal and accounting expenses associated with the restatement of our financial statements and certain litigation concerning disputes with former directors, employees and consultants and certain regulatory matters related to SEC investigations.

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

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of financing has limited our capacity to make investments in more extensive research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. The estimated total costs to commercialize our current product line, excluding contributions received through research and development grants, will be approximately $2 million. This amount includes personnel and consultant expenses, property and materials, and ancillary costs related to concept development, market assessment and verification, prototype development and production of field testing units. We are currently seeking a larger capital infusion in the range of $3 to $5 million, and we estimate that our total financial requirements for calendar 2005 will be between $8 and $10 million. The total requirement includes commercialization costs, manufacturing facility build out, inventory procurement, as well as general administrative and operational costs. In an attempt to control dilution, we intend to secure financing on a quarterly or rolling basis to take advantage of any favorable pricing that our stock may experience as we progress through the implementation of our business plan. We also seek to limit our dependency on the sale of our securities in funding working capital through proceeds from other sources, such as pre-sales, additional development grants, government contracts, as well as the formation of joint ventures. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have a firm institutional commitment to raise the additional capital necessary as of the date of this Report

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
INDEPENDENT AUDITOR'S REPORT                                                84

         CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheet                                          1
         Consolidated Statements of Operations                               2
         Consolidated Statements of Stockholders' Equity (Deficit)           4
         Consolidated Statements of Cash Flows                              12
         Notes to Consolidated Financial Statements                         71

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HiEnergy Technologies, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of HiEnergy Technologies, Inc. and subsidiaries (collectively, the "Company") as of April 30, 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended and the period from August 21, 1995 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HiEnergy Technologies, Inc. and subsidiaries as of April 30, 2004 and the results of its operations and its cash flows for the two years then ended, and the period from August 21, 1995 (inception) to April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
September 2, 2004, except for Note 22, as to which the date is July 13, 2005

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

In November 2003, our Board of Directors approved a short form merger to acquire the remaining outstanding stock of HiEnergy Microdevices. Under the terms of the proposed merger, we would issue 459,222 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices would then become assets and liabilities of HiEnergy. Further, we may be required to issue up to 704,190 shares of our common stock rights to former holders of options and warrants of HiEnergy Microdevices who received rights to purchase HiEnergy shares at $0.156 per share upon the payment of promissory notes due HiEnergy Microdevices expiring April 2007. As of the date of this Report, the merger has not been effected, but we anticipate its completion by the end of 2004.

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

NOTE 2 - RESTATEMENT AND RECLASSIFICATIONS

In June 2004, the Company announced that it had revised its assumptions used to determine the fair value of the common stock of Microdevices. Furthermore, a change in the fair value of Microdevices common stock resulted in changes to the Company's financial statements, as the fair value was used as a basis to determine the value of:

o Stock Options and warrants granted to employees and non-employees from inception to fiscal year ended April 30, 2004 were valued using the intrinsic value method, in accordance with APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations.

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

5) For the year ended April 30, 2002, the Company reclassified $558,184 from general and administrative expenses to research and development expenses as prescribed by SFAS 2, which defines research as a planned search or critical investigation of new knowledge and development as the translation of findings into a plan or design for a new product. SFAS 2 also goes on to provide that materials and equipment used for research and development that have alternative future uses, are to be capitalized when acquired or constructed, and the depreciation of such materials is research and development costs. We had originally recorded all expenses as general and administration expenses.

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

7) For the year ended April 30, 2002, the Company reclassified $33,349 from general and administrative expense to additional paid in capital to reverse the expensing of stock actually issued for cash. This amount is a component of the $255,460 total reversal of expense, as set forth in item 3 above, for the period from inception through the fiscal-year ended April 30, 2002. The reversals were due to the issuance of common stock for cash that was originally recorded twice; as stock for cash and as stock for services.

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
                                                                           ===========

NOTE 12 - CONVERTIBLE NOTES PAYABLE SUBJECT TO RESCISSION RIGHTS

Convertible notes payable subject to rescission rights as of April 30, 2004 consisted of the following:

Convertible note payable, unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in January 2006. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The convertible notes payable have detachable warrants to purchase shares of common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and
 240,000 shares at $1.25 per share. The investors also have registration rights on the underlying shares, and, as of April 30, 2004, receive as penalties for the failure to register them: (i) additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants; and (ii)
 additional convertible notes payable equal to 2% of the original face amount, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or until such penalties become impermissible as a matter of law as prescribed in the instrument or the relevant shares can be sold without registration under Rule 144. Additionally, the convertible notes payable provide the note holders with ratchet rights, whereby the conversion price of the convertible notes payable will be reduced to equal the price of any new shares sold in unrelated transactions prior to
 January 15, 2005 at a price per share below $0.45. If shares are offered for sale at a price per share under $0.45 prior to January 15, 2005, the note holders also have a first right of refusal to purchase the shares offered as well. The holders exercised their rights to a second closing during the quarter
 ended July 31, 2004.                                                              $    50,000

Convertible note payable, unsecured, bearing interest at 5% per annum and due in May 2006, issued as a penalty to holders of certain convertible notes payable as a result of the Company's inability to file a registration statement within certain specified deadlines, covering and reflecting the same terms as, the
 convertible notes payable referenced above, with the exception of penalties.      $     1,000

Convertible note payable, unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%, due in January 2006. The holder of the note has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the note's stated prepayment date or maturity date. The convertible note payable has detachable warrants with a three and one-half year term to purchase shares of common stock as follows:
 411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share. The investor also has regis-
 tration rights on the underlying shares, as well as rights to a second closing
 for up to $400,000 of convertible note payable having similar terms.                  185,000
                                                                                   -----------
                                                                                       236,000
                                                                                   -----------
Less current portion                                                               $   236,000
                                                                                   -----------
 LONG-TERM PORTION                                                                 $         -
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

o The Company will grant its Chief Scientist/Chairman of the Board annually, during the term of the employment agreement, stock options to exercise a number of shares of common stock equal to the greater of

o 1% per annum of the Company's stock issued and outstanding or (ii) 10% of the total number of options granted by the Company for services in that year. In either case, the exercise price on the stock options is equal to the average price of the Company's traded shares for the preceding 30 days prior to the date of the grant.

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

In May 2004, the Company ordered 60 gamma ray detectors for a total cost of approximately $1,368,000. The Company began receiving the detectors in May 2004 and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company.

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

In October 2002, the Company sold to various accredited investors 97.93 shares of the Series A for gross cash proceeds of $979,301, less offering costs of $178,901 for net cash proceeds of $800,400. At the time of issuance, the conversion price of the preferred stock was $1.15 which is less than the fair market value of the common stock which was $2.05. Since the Series A was convertible immediately, the Company recorded a beneficial conversion feature upon issuance of $767,431 using the intrinsic value method. The number of shares issued upon conversion of 851,755 multiplied by the beneficial conversion feature price per share of $0.90 or $767,431.

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

o Details of the services performed, in consideration for the common stock, during the year ended April 30, 2003 are as follows:

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

o For the period from August 21, 1995 (Inception) to April 30, 2004, the Company issued 8,146,697 shares of common stock to the founder of the Company which had a fair value of $2,432,831, and issued 4,963,852 shares of common stock with a fair value of $2,804,538 to other non-employee directors and consultants for services rendered. The services rendered include such things as serving as a director, legal services, scientific consulting, business and financial consulting, investor relations, business development consulting, SEC filing services and administrative work.

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

NOTE 22 - SUBSEQUENT EVENTS

                    RECENT SALES AND ISSUANCES OF SECURITIES

In May 2004, the Company issued 29,801 shares of its common stock, par value $0.001 ("Shares") and warrants to purchase 9,934 Shares with an exercise price of $2.75 to an investor in exchange for $45,000 in cash.

In May 2004, the Company issued 5,000 Shares and committed to issue an additional 2,000 Shares to board members of the Company as compensation for meeting attendance.

In May 2004, the Company issued 3,500 Shares to a strategic planning consultancy as compensation for consulting services.

In May 2004, the Company issued 95,000 Shares to a business consultant for services rendered that had a fair value of $208,050.

In May 2004, 351,452 Shares were issued to an investor who in April 2004 converted his convertible note payable for $150,000 plus accrued interest of $8,153. In addition, the same investor received in May 2004, 944,444 Shares following the exercise of the investor's right in April 2004 to purchase an additional $425,000 convertible note payable which was immediately converted. In May, the investor also received 3,891,110 warrants to purchase common stock at exercise prices from $0.45 to $1.25.

In June 2004, the Company issued 10,500 Shares, previously committed in the prior year period, in connection with the settlement of a lawsuit.

In June 2004, the Company amended a previously issued convertible note payable in the amount of $50,000, which was convertible into Shares at $0.45 per share, and warrants to purchase 362,222 Shares at various exercise prices between $0.45 and $1.50. Under the amended offering, the Company issued separate convertible notes payable of $40,000 and $10,000, in lieu of the prior note, to two investors based on an allowable assignment, and certain warrants were repriced such that the Company issued additional warrants to purchase 77,777 at various exercise prices between $0.45 and $1.25. A summary of the amended warrants and exercise prices follows:

     Original Agreement                 Amended Agreement
----------------------------     ----------------------------
   Exercise       No. of            Exercise         No. of
    Price        Warrants             Price         Warrants
----------------------------     ----------------------------
     $  0.75         66,667          $  0.45         111,111
     $  1.25         40,000          $  0.75          66,666
     $  1.50         33,333          $  1.25          40,000
     $  0.45        222,222          $  0.45         222,222
                ------------                    -------------
                    362,222                          439,999
                ============                    =============

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

In June 2004, the Company issued a convertible note payable for $240,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 1,578,666 Shares at various exercise prices between $0.45 and $1.25, to an investor.

In June 2004, the Company issued a convertible note payable for $60,000, which is convertible into Shares at $0.45 per share, and warrants to purchase 394,666 Shares at various exercise prices between $0.45 and $1.25, to an investor.

In June 2004, the Company issued 99,010 Shares and warrants to purchase 32,673 Shares with an exercise price of $2.50 to an investor in exchange for $100,000 in cash.

In June 2004, the Company issued convertible promissory notes for $11,866 and $13,782 which are convertible into Shares at $1.00 per share to a law firm for legal services.

In June 2004, the Company issued 3,000 shares and committed to issue an additional 6,000 Shares to the members of the Board of Directors of HiEnergy as compensation for meeting attendance.

In June 2004, the Company issued 66,225 Shares and warrants to purchase 22,075 Shares with an exercise price of $2.75 to an investor in exchange for $100,000 in cash. .

In June 2004, the Company issued 19,868 Shares and warrants to purchase 6,623 Shares with an exercise price of $2.75 to another investor in exchange for $30,000 in cash.

In June 2004, the Company issued 33,113 Shares and warrants to purchase 11,038 Shares with an exercise price of $2.75 to an investor in exchange for $50,000 in cash.

In June 2004, the Company issued 66,225 Shares and warrants to purchase 22,075 Shares with an exercise price of $2.75 to an investor in exchange for $100,000 in cash.

In June 2004, the Company issued 19,868 Shares and warrants to purchase 6,623 Shares with an exercise price of $2.75 to an investor in exchange for $30,000 in cash.

In June 2004, the Company issued 13,245 Shares and warrants to purchase 4,415 Shares with an exercise price of $2.75 to an investor in exchange for $20,000 in cash.

In July 2004, the Company issued 182,955 Shares to a law firm for legal services provided. The common stock had a fair value of $177,466.

In July 2004, the Company issued a warrant to purchase 100,000 Shares with an exercise price of $0.99 to its Controller pursuant to his employment agreement.

In July 2004, the Company issued 6,000 and committed to issue an additional 3,000 Shares to the board members of the Company as compensation for meeting attendance.

In August 2004, the Company issued 21,000 Shares to the board members of the Company as compensation for meeting attendance.

In August 2004, the Company committed to issue warrants to purchase 6,933 Shares with an exercise price of $1.51 to a consultant as a finder's fee.

In August 2004, the Company issued a warrant to purchase 1,656 Shares at an exercise price of $2.75 and a warrant to purchase 653 Shares with an exercise price of $2.50 to a consultant as a finder's fee.

In September 2004, the Company issued 15,000 Shares to the board members of the Company as compensation for meeting attendance.

In September 2004, the Company issued 71,739 Shares and warrants to purchase 23,913 Shares with an exercise price of $1.00 in a related party transaction and in exchange for $33,000 in cash.

In September 2004, the Company issued a convertible note payable for $100,000, which is convertible into Shares at $0.52 per share, to an investor for $100,000 in cash.

In September 2004, the Company issued to an investor 192,308 Shares upon conversion of a convertible note payable in the face amount of $100,000.

In October 2004, the Company issued 15,000 Shares to the board members of the Company as compensation for meeting attendance.

In October 2004, the Company issued 21,277 Shares and warrants to purchase 7,092 Shares with an exercise price of $1.00 to an investor in exchange for $10,000 in cash.

In October 2004, the Company issued 1,436,427 restricted Shares to various investors in a private placement in exchange for cash in the aggregate amount of $660,756. As additional consideration for this amount, the Company agreed to issue to the investors warrants to purchase 718,214 Shares at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In November 2004, the Company issued 1,046,687 Shares to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 1,384,444 Shares at an exercise price of $0.45 per share. In connection with the cashless exercise, 337,757 shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price.

In November 2004, the Company issued 1,010,870 Shares to an investor affiliated with the Chairman of the Company, upon the conversion of promissory notes evidencing loans made to the Company in the aggregate amount of $465,000. As additional consideration for the conversion, the Company issued to the note holder warrants to purchase an additional 505,435 Shares issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

In November 2004, the Company issued 1,752,395 Shares and warrants to purchase 876,198 Shares at an exercise price of $0.82 per share to various investors in a private placement in exchange for cash in the aggregate amount of $806,100.

In November 2004, the Company issued 15,000 Shares to the board members of the Company as compensation for meeting attendance.

In December 2004, the Company issued 108,696 Shares and issued or committed to issue warrants to purchase 54,348 Shares at an exercise price of $0.82 per share to an investor in exchange for cash in the amount of $50,000.

In January 2005, the Company issued 1,955,555 restricted Shares to an investor and assignees in a private placement upon the exercise of an option to a second closing, in exchange for cash in the aggregate amount of $880,000. As additional consideration for this amount, the Company issued to the investors warrants to purchase common stock as follows: 3,911,110 at $0.45 per share; 1,173,332 at $0.75 per share; and 704,000 at $1.25 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In January 2005, the Company issued 689,783 Shares and issued warrants to purchase 344,892 Shares at an exercise price of $0.82 per share to various investors in exchange for cash in the aggregate amount of $317,300.

In January 2005, the Company issued 128,260 Shares to an investor, upon the conversion of promissory notes evidencing loans made to the Company in the aggregate amount of $59,000. As additional consideration for the conversion, the Company issued to the note holder warrants to purchase an additional 64,130 Shares issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

In January 2005, the Company issued 110,133 Shares to an investor upon conversion of $40,000 of convertible notes, subject to rescission rights, originally purchased in January 2004 and $7,200 worth of convertible notes accrued as penalties for the Company's failure to timely file a registration statement, plus $2,360 of accrued interest. The Company recorded the 110,133 Shares issued upon conversion as shares subject to rescission rights.

In January 2005, the Company committed 452,029 Shares to shareholders of HiEnergy Microdevices, Inc. in connection with a short form merger on the basis of 22.3524 HiEnergy Shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange).

In January 2005, the Company issued 15,000 Shares to the board members of the Company as compensation for meeting attendance.

In February 2005, the Company issued 182,787 Shares to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 335,110 Shares at an exercise price of $0.45 per share, and included 32,889 Shares accrued as penalties due to the Company's inability to file and maintain effective a registration statement within specified deadlines. In connection with the cashless exercise, 152,323 shares issuable pursuant to the warrant were tendered as consideration for the exercise price.

In March 2005, the Company issued 112,332 Shares to an investor pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 222,222 Shares at an exercise price of $0.45 per share. In connection with the cashless exercise, 109,890 Shares issuable upon exercise of the warrants were tendered as consideration for the exercise price.

In March 2005, the Company committed to issue 400,000 Shares and warrants to purchase 600,000 Shares at various exercise prices between $0.75 and $1.25 to an investor in exchange for $200,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In April 2005, the Company committed to issue 300,000 Shares and warrants to purchase 150,000 Shares at an exercise price of $0.65 to an investor in exchange for $150,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In April 2005, the Company issued 15,000 Shares to the board members of the Company as compensation for meeting attendance and committed to issue 315,000 Shares to one board member as compensation for meeting attendance and services.

In April 2005, the Company issued 3,000 Shares previously committed to a board member of HiEnergy Defense Inc. as compensation for prior meeting attendance.

In April 2005, the Company reclassified 2,000,000 Shares subject to buy-back to common stock and additional paid-in capital.

In April 2005, the Company reclassified 3,819,996 Shares subject to rescission rights to common stock and additional paid-in capital.

In May 2005, the Company issued 1,144,446 Shares and warrants to purchase 4,005,564 Shares various exercise prices between $0.45 and $1.25 to various investors in exchange for $515,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In May 2005, the Company issued 452,029 Shares previously committed to the remaining stockholders of HiEnergy Microdevices, Inc. in connection with a short form merger on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange).

In May 2005, the Company issued 400,000 Shares and warrants to purchase 600,000 Shares at various exercise prices between $0.75 and $1.25 previously committed to an investor in exchange for $200,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In May 2005, the Company issued 300,000 Shares and warrants to purchase 150,000 Shares at an exercise price of $0.65 previously committed to an investor in exchange for $150,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

In May 2005, the Company issued 2,000 Shares previously committed to a board member of HiEnergy Defense Inc. as compensation for prior meeting attendance.

In June 2005, the Company issued 442,222 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest.

In June 2005, the Company to issued 32,820 Shares to an investor upon the conversion of promissory notes evidencing loans made to the Company in the aggregate amount of $14,000, plus $769 of accrued interest.

In June 2005, the Company issued 677,778 Shares and committed to issue warrants to purchase 2,372,232 Shares at various exercise prices between $0.45 and $1.50 in exchange for $305,000 in cash.

In July 2005, the Company reclassified 110,133 Shares, which became subject to rescission rights upon conversion of a convertible note subject to rescission rights in January 2005, to common stock and additional paid-in capital.

In July 2005, the Company reclassified $350,200 in convertible notes payable subject to rescission rights to convertible notes payable.

In July 2005, the Company reclassified $185,000 in convertible notes payable subject to rescission rights to convertible notes payable.

In July 2005, the Company committed to issue 62,222 Shares and committed to issue warrants to purchase 217,777 Shares at various exercise prices between $0.45 and $1.50 in exchange for the cash equivalent of $28,000 in finders' fees.

In July 2005, the Company committed to issue 17,778 Shares and warrants to purchase 80,000 Shares with an exercise price of $0.45 to a consultant as a finder's fee.

In July 2005, the Company committed to issue 189,063 Shares to an investor who converted his convertible notes payable for $81,400, subject to rescission rights, plus accrued interest of $3,679 with a conversion price of $0.45 per Share.

In July 2005, the Company committed to issue 22,463 Shares to two investors pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 64,583 Shares at an exercise price of $0.45 per share. In connection with the cashless exercise, 42,120 Shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price.

In July 2005, the Company committed to issue 103,989 Shares and warrants to purchase 51,994 Shares to a member of a board member of the Company in connection with the conversion of accounts payable for legal services rendered in the amount of $47,835 at a price of $0.45 per Share.

In July 2005, the Company committed to issue 50,370 Shares and warrants to purchase 25,185 Shares to a law firm in connection with the conversion of accounts payable for legal services rendered in the amount of $23,171 at a price of $0.45 per Share.

In July 2005, the Company committed to issue 30,000 Shares to an engineering consultant for services rendered.

In July 2005, the Company committed to issue 25,000 Shares to the board members of the Company as compensation for meeting attendance, each board member receiving 5,000 shares per meeting.

                               PENALTY SECURITIES

In May 2004, the Company issued 168,976 Shares, of which 84,486 were previously committed, to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines.

In May 2004, the Company issued to several investors warrants to purchase 156,277 Shares, of which 22,761 was previously committed. The warrants have various exercise prices and were issued to various holders of securities with registration rights as penalties, due to the inability to file and maintain effective a registration statement within certain specified deadlines.

In May 2004, the Company issued $1,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file and maintain effective a registration statement within specified deadlines.

In June 2004, the Company issued 219,251 Shares and warrants to purchase 163,491 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In June 2004, the Company issued $1,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file and maintain effective a registration statement within specified deadlines.

In July 2004, the Company issued 357,444 Shares and issued or committed to issue warrants to purchase 202,595 Shares at various exercise prices to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In July 2004, the Company issued $1,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file and maintain effective a registration statement within specified deadlines.

In August 2004, the Company issued 148,227 shares of our common stock and warrants to purchase 143,462 shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In August 2004, the Company issued $1,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file and maintain effective a registration statement within specified deadlines.

In September 2004, the Company issued 286,573 Shares and issued or committed to issue warrants to purchase 182,468 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In September 2004, the Company issued $1,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file and maintain effective a registration statement within specified deadlines.

In October 2004, the Company issued 326,585 Shares, and issued or committed to issue warrants to purchase 225,132 Shares at various exercise prices, to various holders of securities with registration rights as penalties, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In October 2004, the Company issued $1,000 in convertible notes as penalties to certain note holders with registration rights as a result of the Company's inability to file and maintain effective a registration statement within specified deadlines.

In November 2004, the Company issued 120,093 Shares and issued or committed to issue warrants to purchase 165,256 Shares at various exercise prices, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In November 2004, the Company committed to issue $7,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In December 2004, the Company issued 111,850 Shares and issued or committed to issue warrants to purchase 213,699 Shares at various exercise prices, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In December 2004, the Company committed to issue $7,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In January 2005, the Company issued 78,432 Shares and issued or committed to issue warrants to purchase 271,585 Shares at various exercise prices, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In January 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In February 2005, the Company issued 36,535 Shares and committed to issue 31,887 Shares and issued or committed to issue warrants to purchase 184,415 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In February 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In March 2005, the Company committed to issue 66,314 Shares and committed to issue warrants to purchase 246,289 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In March 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In April 2005, the Company committed to issue 98,375 Shares and committed to issue warrants to purchase 429,376 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In April 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In May 2005, the Company committed to issue 78,982 Shares and committed to issue warrants to purchase 298,680 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In May 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In June 2005, the Company committed to issue 78,892 Shares and committed to issue warrants to purchase 366,001 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In June 2005, the Company committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In July 2005, to the date of this Report, the Company committed to issue warrants to purchase 134,639 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

                      CONSULTANCY AGREEMENTS AND CONTRACTS

In April 2004, the Company entered into a Preliminary Manufacturing Facility Assessment Agreement with and engineering company. Pursuant to the agreement, the Company and the engineering company would conduct an assessment of a manufacturing facility with a capacity to produce up to 1,000 CarBomb Finders per year, and provide the Company with a report detailing preliminary layouts and estimates of facility needs for the manufacturing and production of units of the Company's current devices. The agreement was attached as Exhibit 10.73 to the report on Form 8-K filed by the Company on May 17, 2004.

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

In July 2004, the Company executed an employment services contract with a professional legal and financial staffing corporation. As of the date of this Report, the professional who performed services under this contract converted to an employee. Major terms of the agreement are as follows:

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

In July 2004, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. As of the date of this Report, the agent is no longer providing services under the agreement. Major terms of the agreement are as follows:

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

In December 2004, the Company agreed to an amendment to an employment services contract with a professional legal and financial staffing corporation entered into in July 2004. As of the date of this Report, the agent is no longer providing services under the agreement. Major terms of the agreement as amended are as follows:

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

In February 2005, the Company engaged a consultant to provide advisory services related to the marketing of its devices to civil and military organizations within the U.S. government and foreign entities participating in U.S. federal or military sales and advocacy programs. Pursuant to the letter agreement, the Company will pay the consultant a monthly retainer of $10,000, subject to performance and reported activity, and either party may terminate the agreement upon sixty days notice to the other.

In April 2005, the Company entered into a retention agreement with an attorney to act as special counsel to the Company on discovery and litigation matters related to the arbitration between Isaac Yeffet of Yeffet Security Consultants and the Company. Pursuant to the agreement, the Company paid the attorney a retainer of $20,000 against which legal fees and costs associated with the matter would be offset.

In April 2005, the Company entered into a subcontract with a global maintenance and services company, in which the subcontractor as Exclusive Service Provider will provide the Company with product support and aftermarket servicing, including the installation, repair and preventative maintenance for all products to be sold and deployed by the Company in the United States. Pursuant to the subcontract, the Company will pay the contractor $88.00 per hour for labor, plus travel and expenses, and supply all necessary parts and technical support to allow contractor to fulfill its obligations.

In May 2005, the Company entered into a contract with a consultant for Edgar filing services in which it prepays one year of services with 104,000 restricted shares of its common stock of the Company. Pursuant to the agreement, the Company will issue the service provider a three year warrant to purchase 50,000 shares of its common stock with an exercise price of $0.75 per share, in the event the shares are not filed for registration on or before June 30, 2005.

In June 2005, the Company executed an engagement letter with an independent contractor to provide production and manufacturing consulting for the Company for a three-month period. Major terms of the agreement are as follows:

o The Company will pay the consultant cash remuneration of $4,667 bi-weekly for the duration of the engagement, or $28,000.

o The Company will issue the consultant as deferred compensation, three promissory notes bearing 5% interest in the amount of $4,000, one on July 20, 2005, one on August 20, 2005 and one on September 20, 2005, and due 90 days from issuance, provided the consultant is still engaged on said dates.

o The Company will grant the consultant a warrant to purchase 30,000 shares of HiEnergy common stock with a five year term and exercisable at a price no greater than the average trading price for the thirty-days prior to the engagement. The option shall vest, provided the consultant is then still a service provider on September 20, 2005.

o The Company will reimburse consultant for any pre-approved expenses, not to exceed $10,500 during the engagement.

o In the event the Company files a registration statement on S-8, the Company has the option to prepay the consultant's services, or settle any outstanding promissory notes, with S-8 stock with value equivalent to two
      (2) months of the above stated salary.

In June 2005, the Company entered into a contract with a consultant to provide public media relations on a success fee basis. Under the contract, the Company agrees to pay the consultant pursuant to a fixed fee schedule for successful placements and media coverage incorporating the Company's products and technologies.

                              EMPLOYMENT AGREEMENT

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

In July 2004, the Company issued warrants to purchase 100,000 shares of common stock, vesting immediately with an exercise price of $0.99 for accounting and consulting services, pursuant to an employment agreement.

In January 2005, the Company entered into an employment agreement for the employment of its current Vice President. Major commitments in the agreement are as follows:

o The Company must pay its Vice President an annual base salary of $200,000, of which $140,000 will be payable in cash in cash, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 30, 2005, one due August 31, 2005, and one due November 30, 2005

o The Company must pay the fee required under the Vice President's contract with his then current employer for his conversion from consultant employee, which should not exceed $12,000.

o The Company granted its Vice President a stock option to purchase 500,000 shares of common stock which shall be exercisable at a price no greater than the average trading price for the last thirty (30) day. The option shall be 33% vested on May 1, 2005, 66% vested on September 1, 2005, and 100% vested on December 31, 2005.

o If the employment agreement is terminated by the Company without cause, the Company must pay its Vice President on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.

o The Company will provide its Vice President with comprehensive family medical and dental healthcare benefits.

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

                          PURCHASE AND SALES AGREEMENTS

In April and May 2004, the Company issued a purchase order for ten neutron generators at a total cost of approximately (euro) 867,000, or an estimated $1,049,070. The generators are scheduled to be delivered approximately one per month, which started in August 2004. The delivery schedule for the abovementioned neutron generator order was protracted due to delays by the manufacturer. As of April 30, 2005, the Company has received only three of the ten neutron generators on order with this vendor. The Company has the option to lease these units from the vendor for up to 12 months. Under the terms of the lease, the Company is required to pay approximately $12,500 per generator prior to or upon receipt, with the remaining balance due in twelve monthly lease payments of approximately $5,800 each.. Anytime during the lease term, or at the end of the lease, the Company has the option to convert the lease to a purchase and apply 80% of the monthly payments towards the purchase price of approximately $95,000 per unit.

In May 2004, the Company ordered 60 neutron detectors for a total cost of $1,368,000. The Company began receiving the detectors in May and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company. As of April 30, 2005, the Company received twenty-seven of the sixty detectors ordered for an aggregate sum of $590,000. Due to the its decision to better balance inventory, the Company ceased payments and has halted delivery of the remaining gamma radiation detectors until such time it receives sales sufficient to justify adding to the inventory of the detectors.

In January 2005, the Company received an order for one SIEGMATM system, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from a company located in Tenerife, Canary Islands, Spain. Delivery of the unit was made in May 2005 and payment in the amount of $227,000 is due in the beginning of June 2005, subject to testing of the unit. Testing of the unit has been delayed due to delays in the securing of the purchaser of the appropriate licenses and end-used permits for local regulatory bodies.

In February 2005, the Company issued a purchase order in the amount of $304,000 for the purchase of two robotic vehicles to be used to facilitate remote deployment of its explosive detection devices. Subsequently, in March 2005, the Company issued an additional purchase order in the amount of $611,000 for the purchase of five additional robotic vehicles. Under the terms of the purchase orders, the Company is to be notified thirty-days prior to shipping with payment due thirty-days following receipt. In June 2005, the Company received two of the seven robotic vehicles ordered to date.

In May 2005, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of two SIEGMATM systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, the Company received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104, payment of which is due within 30 days of delivery of the units. The Company has contractually agreed to make reasonable best efforts to make delivery of the ordered units between 90 and 120 days of the purchase order date.

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

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company, its Chairman, among other named defendants on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defending itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the First Amended Complaint failed to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order, as anticipated. Company counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

In March 2005, the Company was served with regard to a Complaint filed against it by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $10,640. A hearing before the California Labor Commissioner was held on April 21, 2005 in which the plaintiff's failure to appear before the Court. The Company received a Notice of Dismissal of the case on April 25, 2005.

In April 2005, a claim was filed against the Company with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc., (Civil Action No. 3-05-CV-0949-M). Data Discovery Inc., representing one party of a dissolved partnership, is seeking the collection of $107,300 for services purported to be provided to the Company. The Company engaged local counsel and filed on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting the Company's Motion for Dismissal and ordered that within twenty days amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar Data Discovery Inc. from filing any other suit against the Company related to the matters within its claim.

                               MATERIAL AGREEMENTS

On January 28, 2005, the Company entered into a non-binding Memorandum of Understanding ("MOU") to form a joint venture company which will establish and maintain an assembly, testing, sales and service center in Tenerife, Spain. The parties intend that the joint venture company will provide for the construction and/or build-out of an assembly, testing, and service center the Company's Stoitech(TM) explosive detection products, including the CarBomb Finder(TM) and SIEGMA systems, as well as sell and market these products to private, governmental and military clients, including NATO, throughout Spain and the European Union on an exclusive basis, and throughout South America and Africa on a non-exclusive basis, subject to certain conditions and exclusions.

                         GOVERNMENT CONTRACT COMMITMENTS

As of May 30, 2005, the Company fulfilled obligations under the contract and has earned $364,944 against second year of a Phase II of a SBIR contract awarded to it in August 2002 by the NVESD valued at $ 364,944. The Company has a receivable in the amount of $30,412 for grant monies earned against the contract. Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7TM over a two-year period, which was extended for one additional year at the option of the U.S. Army and is set to expire in May or June 2005. The Company has submitted a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The Company has not received any indication that additional funding will be made available to it under the program. The U.S. Army is under no obligation to continue to assist in funding research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7TM, once the Company has completed development activities. As of this date, an additional award from a $1 million as authorized in the Defense Authorization Bill signed into law by President Bush on October 28, 2004 has not been made to the Company, and the Company has not received a definitive answer as to when, or whether, such funds will be awarded to it. In May 2005, the Company made a request for the inclusion of a supplemental authorization in the Defense Authorization Bill for 2006 to congressional leaders for stoichiometric landmine detection in connection with the NVESD program, but no assurance can be provided that the Company will receive any additional funding.

On September 29, 2004, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. Transportation Security Administration (TSA) upon our selection as one of only nine companies in the government's Manhattan-II Project, which was established by the TSA to identify "emerging and revolutionary new technologies" that could significantly improve aviation security and reduce operational costs. Our proposal was for a new stoichiometric explosive detector design for aviation security applications, specifically for the detection and confirmatory screening of checked baggage. Under the agreement, we are to provide proof-of-concept for our "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Phase 1, and an additional $145,381 for Phase 2, if, at the conclusion of Phase 1, the TSA elects to continue with us. As of June 30, 2005, we earned $367,141 and completed Phase 1. There is no obligation for the TSA to fund any of our development efforts under this agreement beyond the Phase 1 funded amount, or to purchase any of our products once we have completed development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize one-sixth of the Phase 1 funding amount as an offset against research and development expenses for each month invoiced.

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle and delivered for field testing by the U.S. Army and D.C. Capitol Hill Police.

                              MINORITY SHAREHOLDERS

As of January 31, 2005, Microdevices has been effectively merged into the Company. On January 25, 2005, the merger of Microdevices was certified by the Secretary of the State of Delaware and the Company has assumed all assets and liabilities of Microdevices. Under the terms of the merger, the Company issued 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange).
                                  SUBSIDIARIES

In March 2005, the Company formed a wholly-owned subsidiary, HiEnergy Mfg Company, Inc., for the purpose of creating a separate entity for the manufacturing and assembly of its products. The Company expects to have a pilot manufacturing program in place and fully operational following the completed launch of its sales program.

In July 2005, the Company formed a wholly-owned subsidiary, HiEnergy International, Inc., for the purpose of creating a separate entity for the sales and servicing of its products overseas.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Dr. Bogdan C. Maglich, serving in his capacity as our chief executive officer and treasurer, carried out an evaluation, (a) as of the end of the fiscal quarter ended April 30, 2004, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and (b), as of the end of the fiscal year ended April 30, 2004, of the effectiveness of our internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon his review, Dr. Maglich concluded that our disclosure controls and procedures in effect as of April 30, 2004 had not been effective in timely alerting us to material information relating to the company required to be included in our reports required to be filed under the Securities Exchange Act, nor with respect to our internal control over financial reporting. The deficiencies which we experienced at that time resulted from three primary problems: (1) a general lack of corporate governance due to our extreme lack of resources and manpower, and an inability to create an effective segregation of duties, due to the requirement of Dr. Maglich to perform too many corporate and business functions simultaneously; (2) a lack of general oversight through a systematic and formal approach to the conduct of our corporate, financial and business affairs, resulting in a lack of effective communication between management and our Board of Directors; and (3) the lack of a full-time and experienced chief financial officer. All three deficiencies impacted both disclosure reporting controls and internal financial controls.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all executive officers, directors and persons who are the beneficial owners of more than 10% of the common stock of HiEnergy Technologies to file reports of ownership with the SEC indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report in this Annual Report on Form 10-KSB any failure to comply therewith during the fiscal year ended April 30, 2004. As of the date of this Report, one of our directors, Harb Al-Zuhair, filed a Form 4 on December 12, 2003 covering all HiEnergy Technologies securities then held by him, but did not file a Form 5 for the 2004 fiscal year. One of our directors, David R. Baker, filed a Form 4 on December 12, 2003 covering all HiEnergy Technologies securities then held by him, but did not file a Form 5 for the 2004 fiscal year. Our directors, Col. William J. Lacey, Peter
J. Le Beau and William A. Nitze, recently joined our Board in July and August 2004, and have yet to file a statement of beneficial ownership. With the exception of the foregoing, we believe that all of these filing requirements were satisfied by its executive officers and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

CODE OF ETHICS: On May 28, 2003, the Board of Directors approved the adoption of a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and other senior-level persons responsible for financial, control and accounting functions. Our Code of Ethics was filed on August 8, 2003 as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003, and is intended to comply with the requirements of Item 406 of Regulation S-B.

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

COMPENSATION OF DIRECTORS

The Board previously approved a plan to grant each director 2,000 shares of common stock or stock options for each meeting attended, and the directors were each granted stock options in varying amounts for their services. On November 7, 2003, the Board approved an increase to the number of shares or stock options due each director for each meeting attended to 3,000 restricted shares of common stock or stock options, immediately effective on said date. Additionally, all directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of our company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP LISTED BELOW AS OF AUGUST 31, 2004

                                                      NUMBER OF       PERCENT OF
NAME OF BENEFICIAL OWNER                                SHARES       OUTSTANDING
-------------------------------------------------    --------------  -----------
Dr. Bogdan C. Maglich,                                9,450,917 (1)     24.09%
Chairman of the Board, Chief Executive Officer,
President, Treasurer and Chief Scientific Officer

Colonel William J. Lacey, Jr.,                          166,429 (2)      0.46%
Director

Harb S. Al-Zuhair,                                    1,056,422 (3)      2.92%
Director

William A. Nitze,                                       187,762 (4)      0.52%
Director

David R. Baker,                                         600,493 (5)      1.66%
Director

Peter J. Le Beau,                                        56,500 (6)      0.16%
Director

All Executive Officers & Directors As A Group        11,518,523 (7)     29.81%
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

The number of shares of common stock outstanding used in calculating the percentages was 35,987,779, the number of shares of common stock outstanding as of the date of this Report. The beneficial ownership for each listed person includes those shares of common stock underlying options held by such persons on the date of this Report that are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

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

On July 28, 2003, we entered into an exclusive International Distribution Agreement for our CarBomb Finder device with Electronic Equipment Marketing Company (EEMCO). EEMCO is majority-owned by Harb Al-Zuhair, one of our directors. This agreement is described in more detail in the section entitled Marketing and Distribution Strategy, in Part I of this Report.

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

o In August 2004, we signed promissory notes with Dr. Maglich for loans that were made to us totaling $11,000. The notes are non-interest bearing and are due on demand by Dr. Maglich.

TRANSACTIONS WITH RELATED PARTIES

During the fiscal year ended April 30, 2004, we had the following transactions with related parties:

o In April 2003, we issued a convertible promissory note for $46,718, bearing interest at 10% per annum, which is convertible into shares of our common stock, par vale $0.001 per share ("Shares"), at $1.00 per Share to Yocca, Patch & Yocca, LLP for legal services.

o In May 2003, we issued a convertible promissory note for $147,147, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In May 2003, we issued 45,000 common Shares to Yocca, Patch & Yocca, LLP for legal services.

o In June 2003, we issued a convertible promissory note for $41,667, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In June 2003, we issued 300,000 common Shares in exchange for convertible promissory note worth $100,000 issued to Yocca, Patch & Yocca, LLP for legal services in May and June 2003.

o In August 2003, we issued a convertible promissory note for $8,537, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In August 2003, we issued 309,179 common Shares in exchange for $160,000 cash to Yocca, Patch & Yocca.

o In October 2003, we issued a convertible promissory note for $140,825, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In December 2003, we issued convertible promissory notes for $64,851 and $60,808, bearing interest at 10% per annum, which are convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In January 2004, we issued a convertible promissory note for $36,602, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share and a convertible promissory note for 38,232, convertible into Shares at $0.85 per share to Yocca, Patch & Yocca, LLP for legal services.

o In January 2004, we issued a convertible promissory note for $38,232, bearing interest at 10% per annum, which is convertible into Shares at $0.85 per share to Yocca, Patch & Yocca, LLP for legal services.

o In January 2004, we issued a convertible promissory note for $185,000, bearing interest at 10% per annum, which is convertible into Shares at $0.45 per share, and warrants to purchase 929,111 Shares at exercise prices between $0.45 and $1.50 and exercise terms from 120-days to one-year, to Nicholas J. Yocca.

o In March 2004, we issued a convertible promissory note for $23,986, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In March 2004, we issued 200,000 Shares to Richardson & Patel, LLP for legal services. We believe the issuance of these securities was exempt under Regulation D and/or Section 4(2) under the Securities Act.

o In April 2004, we issued an unsecured promissory note for $14,000, bearing interest at 5% per annum, to Nicholas J. Yocca for a loan in the same amount.

o In April 2004, we issued a convertible promissory note for $38,061, bearing interest at 10% per annum, which is convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In June 2004, we issued convertible promissory notes for $11,866 and $13,782, bearing interest at 10% per annum, which are convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

o In July 2004, we issued 182,955 Shares to Richardson & Patel, LLP for legal and consulting services.

o In August 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related with our Chairman, for loans that were made to us totaling $300,000. The notes are non-interest bearing and are due on demand by Dr. Maglich.

o In September 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related with our Chairman, for loans that were made to us totaling $50,000. The notes are non-interest bearing and are due on demand by Dr. Maglich.

o In October 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related with our Chairman, for loans that were made to us totaling $115,000. The notes are non-interest bearing and are due on demand by Dr. Maglich.

o In October 2004, we issued 71,739 Shares and warrants to purchase 23,913 Shares with an exercise price of $1.00 to William A. Nitze, a member of our board, in exchange for $33,000 in cash.

o In November 2004, we issued 1,010,870 shares of common stock to Maglich Family Holdings, Inc., an investor related to our Chairman, upon the conversion of promissory notes evidencing loans made to us in the aggregate amount of $465,000. As additional consideration for the conversion, we issued to the note holder warrants to purchase an additional 505,435 shares of common stock issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of our next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

o In June 2005, we issued 442,222 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest.

o In June 2005, we issued 32,820 Shares to Nicholas J. Yocca upon the conversion of a promissory note evidencing loans made to us in the aggregate amount of $14,000, plus $769 of accrued interest.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

THE EXHIBIT INDEX IMMEDIATELY FOLLOWING THE SIGNATURE PAGE OF THIS REPORT IS HEREBY INCORPORATED HEREIN BY REFERENCE.

REPORTS ON FORM 8-K

On June 22, 2005, we filed a report on Form 8-K dated June 21, 2005. The report disclosed under Item 8.01 the status of the Class Action Complaint filed against us, including a Court Order for Dismissal and basis of our defense.

On February 8, 2005, we filed a report on Form 8-K dated February 3, 2005. The report disclosed under Item 8.01 that we had executed a Memorandum of Understanding to form a joint venture company Tecnologia de Alta Energia, S.A., which will establish and maintain an assembly, testing, sales and service center in Tenerife, Spain.

On February 2, 2005, we filed a report on Form 8-K dated January 27, 2005. The report disclosed under Item 3.02, a private placement of Common Stock and Warrants and under Item 8.01 the announcement of the consummation of the short-form merger between us and HiEnergy Microdevices, Inc.

On January 11, 2005, we filed a report on Form 8-K dated January 7, 2005. The report disclosed under Item 5.02, the appointment of our Vice President and Corporate Secretary, effective as of January 1, 2005.

On December 30, 2004, we filed a report on Form 8-K dated December 27, 2004. The report disclosed under Item 8.01, our receipt of a copy of a Summons and Class Action Complaint For Violations of Federal Securities Laws, that was filed on October 18, 2004,in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT.

On November 30, 2005, we filed a report on Form 8-K dated November 30, 2005. The report disclosed under Item 3.02, a private placement of Common Stock and Warrants and the issuance of shares of Common Stock on the conversion of notes and the cashless exercise of warrants held by certain investors.

On September 28, 2004, we filed a report on Form 8-K dated September 24, 2004. The report disclosed under Item 9.01 that we received a letter from Integrated Concepts & Research Corporation advising of its intention to issue a subcontract to us for assistance in completing the manufacture and delivery of a single SmarTruck prototype integrating our CarBomb Finder system.

On September 27, 2004, we filed a report on Form 8-K dated September 24, 2004. The report disclosed under Item 9.01 the changing of the designated trading symbol for our common shares from "HIET" to "HIETE" as a result of our being delinquent in our periodic reporting requirements under the Securities Exchange Act.

On September 17, 2004, we filed a report on Form 8-K dated September 17, 2004. The report disclosed under Item 8.01 that the designated trading symbol for our common shares was changed from "HIETE" to "HIET" as a result of our filing our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 with the Securities and Exchange Commission. Notification, and that our common shares would commence trading under the symbol "HIET" on September 17, 2004.

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

On June 9, 2004 we filed a report on Form 8-K dated June 9, 2004. The report disclosed under Item 5 that the House of Representatives had approved $1,500,000 for Stoichiometric Explosives Detection Systems in FY 2005 National Defense Authorization Act. The report further disclosed under Item 9 that we would be restating its past financial statements.

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

                           HIENERGY TECHNOLOGIES, INC.

                              By: /s/ Bogdan C. Maglich
                                  -----------------------------
                                  Bogdan C. Maglich,
                                  Chief Executive Officer, President,
                                  Treasurer and Chief Scientific Officer
                                  (Principal Executive Officer and
                                  Principal Financial Officer)

Date: July 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Chairman of the Board, Chief Executive Officer,
                               President, Treasurer and Chief Scientific Officer
                               (Principal Executive Officer and
/s/ Bogdan C. Maglich          Principal Financial Officer)
---------------------------
Bogdan C. Maglich


/s/ Harb Al-Zuhair
---------------------------    Director
Harb Al-Zuhair


/s/ David R. Baker             Director
---------------------------
David R. Baker


/s/ William J. Lacey, Jr.      Director
---------------------------
William J. Lacey, Jr.


/s/ Peter J. Le Beau           Director
---------------------------
Peter J. Le Beau


/s/ William A. Nitze           Director
---------------------------
William A. Nitze

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

4.3(1) Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common Stock Investor

4.4(3) Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002 Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock

4.4.1(5) investor. See also Exhibit 10.24 Form of Subscription Agreement between the Registrant and each June 2002 Private Placement Common Stock investor.

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

10.75(19)       Employment letter dated July 26, 2004 between Jim Hertzog and
                HiEnergy Technologies, Inc.

10.76(19)       Engagement Agreement dated July 27, 2004 between Pacific Summit
                Securities and HiEnergy Technologies, Inc.

10.77(19)       Teaming Agreement dated August 4, 2004 between HiEnergy
                Technologies, Inc. and Siemens Maintenance Services, LLC

10.78(20)       Consulting Agreement dated July 22, 2004 between Greg Henkel and
                HiEnergy Technologies, Inc.

10.79(21)       Form of Stock Purchase Agreement and Warrant dated October 18,
                2004 - December 15, 2004 issued in connection with the sale of restricted shares to various accredited investors and HiEnergy
                Technologies, Inc.

10.80(21)       Form of Debt Conversion Agreement and Warrant between Maglich
                Family Holdings and HiEnergy Technologies, dated November 19,
                2004

10.80(22)       Consulting Agreement dated November 22, 2004 between Don Abbe and HiEnergy Technologies, Inc.

10.82(23)       Employment letter dated November 22, 2004 between Roger
                Spillmann and HiEnergy Technologies, Inc.

10.81(24)       Amendment to Share Purchase Agreement dated January 24, 2005 between HiEnergy Technologies, Inc. and Bull Bear Capital
                Partners, LLC

10.84(25)       Proposal for Preliminary Manufacturing Facility Assessment
                Consulting Services dated April 13, 2004 between HiEnergy
                Technologies, Inc. and Lockwood Greene Engineering &
                Construction (filed in its entirety)

10.85(25)       Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.86(25)       Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.87(25)       Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.88(25)       Promissory Note dated March 15, 2004 issued to Bogdan Maglich by
                HiEnergy Technologies, Inc.

10.89(25)       Promissory Note dated April 5, 2004 issued to Bogdan Maglich by
                HiEnergy Technologies, Inc.

10.90(25)       Promissory Note dated April 15, 2004 issued to Bogdan Maglich by
                HiEnergy Technologies, Inc.

10.91(25)       Promissory Note dated April 29, 2004 issued to Bogdan Maglich by
                HiEnergy Technologies, Inc.

10.92(25)       Promissory Note dated August 3, 2004 issued to Bogdan Maglich by
                HiEnergy Technologies, Inc.

10.93(25)       Promissory Note dated August 4, 2004 issued to Bogdan Maglich by
                HiEnergy Technologies, Inc.

10.94(25)       Promissory Note dated August 10, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.95(25)       Promissory Note dated August 18, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.96(25)       Promissory Note dated August 25, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.97(25)       Promissory Note dated August 30, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

10.98(25)       Proposal for Detailed Concept Design Services between HiEnergy
                Technologies, Inc. and Lockwood Greene Engineering &
                Construction dated June 7, 2004

10.99(25)       Consulting Agreement between HiEnergy Technologies, Inc. and
                Greg Henkel dated July 22, 2004

10.100(25)      Consulting Agreement between HiEnergy Technologies, Inc. and Jim
                Hertzog dated July 26, 2004

10.101(25)      Engagement letter between HiEnergy Technologies, Inc. and
                Pacific Summit Securities dated July 27, 2004

10.102(25)      Employment letter dated April 12, 2004 between Sean Moore and
                HiEnergy Technologies, Inc.

10.103(25)      Teaming Agreement between HiEnergy Technologies, Inc. and
                Siemens Maintenance Services, LLC dated August 4, 2004

10.104(25)      Retention Agreement between HiEnergy Technologies, Inc. and
                Pellettieri, Rabstein and Altman dated November 11, 2004

10.105(25)      Retention Agreement between HiEnergy Technologies, Inc. and
                Feldhake Roquemore LLP dated January 12, 2005

10.106* Form of Stock Purchase Agreement dated March 22, 2005 and issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.

10.107* Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated March 22, 2005 and issued in connection with the sale of restricted shares to various accredited investors

10.108* Form of Stock Purchase Agreement dated April, 2005 and issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.

10.109* Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated April 2005 and issued in connection with the sale of restricted shares to various accredited investors.

10.110* Form of Stock Purchase Agreement for the period from May 16, 2005 through July 12, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

10.111* Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. for the period from May 16, 2005 through July 12, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

10.112* Form of Debt Conversion Agreement between Nicholas J. Yocca and HiEnergy Technologies, Inc., dated May 13, 2005.

10.113* Debt Conversion Agreement between David R. Baker and HiEnergy Technologies, Inc., dated July 15, 2005, and form of detachable warrant.

10.114* Debt Conversion Agreement between Baker, Johnston & Wilson LLP and HiEnergy Technologies, Inc., dated July 15, 2005, and form of detachable warrant.

10.115* Agreement between Mason, Griffin & Pierson and HiEnergy Technologies, Inc., dated April 29, 2005.

10.116* Subcontract Agreement between Siemens Maintenance Services LLC and HiEnergy Technologies, Inc., dated April 15, 2005

10.117* Agreement between Vintage Filings, LLC and HiEnergy Technologies, Inc., dated May 1, 2005.

10.118* Engagement Letter between Henry S. Sprintz and HiEnergy Technologies, dated June 20, 2005.

10.119* Employment Agreement between Gregory C. Henkel, Controller, and HiEnergy Technologies, Inc., dated March 1, 2005.

10.120* Equipment Sales Agreement between Southeastern Pennsylvania Transportation Authority and HiEnergy Technologies, Inc., dated June 6, 2005.

10.121* Time and Material Subcontract between Integrated Concepts & Research Corporation and HiEnergy Technologies, dated July 18, 2005.

10.122* International Distribution Agreement between Electronic Equipment Marketing Company (EEMCO) and HiEnergy Technologies, dated July 25, 2003

14.1(9) Code of Ethics for Senior Financial Officers of HiEnergy Technologies, Inc.

16.1(1)         Letter of Manning Elliott

21.1(9)         List of Subsidiaries

21.2*           List of Subsidiaries

31.1* Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith

(1) Filed on May 10, 2002 as an exhibit to HiEnergy Technologies' report on Form 8-K dated April 25, 2002 and incorporated herein by reference.

(2) Filed on June 2, 2000 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2(File No. 333-38536) and incorporated herein by reference.

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

(7) Filed on February 25, 2003 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2/A(File No. 333-101055) and incorporated herein by reference.

(8) Filed on March 24, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended January 31, 2003, and incorporated herein by reference.

(9) Filed on August 8, 2003 as an exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(10) Filed on September 19, 2003 as an exhibit to HiEnergy Technologies' registration statement on Form SB-2(File No. 333-108934) and incorporated herein by reference.

(11) Filed on October 8, 2003 as an exhibit to HiEnergy Technologies' report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

(12) Filed on December 16, 2003 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the fiscal quarter ended January 31, 2004, and incorporated herein by reference.

(13) Filed on December 24, 2003 as an exhibit to Pre-Effective Amendment No. 1 to HiEnergy Technologies' registration statement on Form SB-2(File No. 333-108934) and incorporated herein by reference.

(14) Filed on February 25, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K dated February 24, 2004 and incorporated herein by reference.

(15) Filed on March 25, 2004 as an exhibit to HiEnergy Technologies' Pre-Effective Amendment No 2 registration statement on Form SB-2(File No. 333-108934) and incorporated herein by reference.

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

(25) Filed on March 17, 2005 as a like numbered exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended January 31, 2005 and incorporated herein by reference.