Form 10KSB
period 2005-04-30
HIENERGY TECHNOLOGIES INC
filed 2005-08-15
CIK 1112424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                 (Mark one) v b
               /X/ Annual report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2005
                                       OR
             / / Transition report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the transition Period from ________ to __________

                        Commission file number: 0 - 32093

                          HIENERGY TECHNOLOGIES, INC.

                 (Name of small business issuer in its charter)

                DELAWARE                                   3826                                 91-2022980

(State or other jurisdiction of            (Primary Standard Industrial Code)    (I.R.S. Employer Identification Number)
incorporation or organization

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

As of July 31, 2005, representing the last business day of the registrant's most recently completed fiscal quarter, the registrant had 50,171,581 shares of common stock outstanding, and the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $29.6 million (based on the closing price of $0.70 on that day). For purposes of this calculation, voting stock held by directors and executive officers of the registrant and stockholders holding 5% or more of the registrant's outstanding common stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the registrant.

On August 15, 2005, there were 50,171,581 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES / / NO /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2005

                                                                                                                        PAGE
PART I

Item 1              Description of Business                                                                           2
Item 2              Description of Property                                                                          32
Item 3              Legal Proceedings                                                                                33
Item 4              Submission of Matters to a Vote of Security Holders                                              36

PART II

Item 5              Market for Common Equity and Related Stockholder Matters                                         59
Item 6              Management's Discussion and Analysis and Plan of Operation                                       72
Item 7              Financial Statements                                                                             88
Item 8              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure            135
Item 8a             Controls and Procedures                                                                         135

PART III

Item 9              Directors, Executive Officers, Promoters and Control Persons; Compliance With
                    Section 16(a) of the Exchange Act                                                               136
Item 10             Executive Compensation                                                                          143
Item 11             Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                             146
Item 12             Certain Relationships and Related Transactions                                                  150
Item 13             Exhibits and Reports of Form 8-K                                                                152
Item 14             Principal Accountant Fees and Services                                                          153

                    SIGNATURES                                                                                      154

PART I

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, comprised of HiEnergy Defense, Inc., HiEnergy Europe, Ltd, HiEnergy Mfg Company, and HiEnergy International, Inc.

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

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slowdowns by unions affecting businesses which have an impact our ability to conduct our own business operations.

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

ITEM 1. BUSINESS

A Glossary of Scientific Terms has been included for the convenience of our readers, in order to help provide a better understanding of our business, and begins on page 57 of this Report.

OVERVIEW

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb Finder(TM) 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMA(TM) 3E3, a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. We are marketing our devices to governmental and private entities and are negotiating licenses for distribution of our devices with various industry partners. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and have yet to generate meaningful revenues from the sale of any products using our technologies.

Our "stoichiometric" technology, or "Stoitech(TM)" has been incorporated into additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch:
(i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (iii) an unexploded ordnance detector, the Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (iv) a device we call a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

We also continue to focus on the research and development of additional applications of our technologies and their further exploitation, both internally and through collaboration with third parties. We are currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of our core technology. Recently, we entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates our SuperSenzor(TM) technology into a baggage screening system.

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

On April 25, 2002, SLW Enterprises, Inc., which was then a "public shell company", was taken over by the stockholders of HiEnergy Microdevices, Inc. ("Microdevices"), in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including our present Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientist, Dr. Bogdan Maglich, obtained the right to receive up to 64% of SLW Enterprises, Inc. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, and Microdevices became our majority-owned subsidiary. Following the reverse-takeover, Microdevices assigned its right, title and interest in and to our two principal patents to us, which assignment was recorded at the U.S. Patent and Trademark Office on November 24, 2003. Effective April 26, 2002, the existing members of the Microdevices' board of directors became members of our Board of Directors, and the executive officers of SLW were replaced by executive officers of Microdevices, other than Barry Alter, who remained our President and CEO until September 25, 2002, and a director through March 7, 2003. On October 22, 2002, HiEnergy Technologies was redomiciled as a Delaware corporation.

On January 25, 2005, we completed a short form merger to acquire the remaining outstanding stock of Microdevices and issued 452,059 shares of common stock to Microdevices stockholders on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of Microdevices became assets and liabilities of HiEnergy. Additionally, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

HiEnergy Microdevices, Inc. was originally formed in Delaware in 1995, and was the vehicle through which our "stoichiometric" technology, or Stoitech(TM), was initially developed by Dr. Maglich. We use the term "stoichiometric" to refer to the ability of our technology to accurately decode and decipher the chemical formula and weight of selected substances. For example, a stoichiometric sensor device can non-invasively detect and confirm the presence of a "plastic" explosive (such as RDX) contained in an object through metal or other barriers without the need for sampling and conducting analytic chemistry tests. Historically, the practical determination of the chemical formula for a substance could only be accomplished invasively, through analytic chemistry, where the substance must be physically subjected to a series of complex tests involving chemicals, test tubes and a multitude of instruments.

To our knowledge, our products, prototypes, and other proprietary technologies in development are the only devices with "stoichiometric" capability, "false positive" and "false negative" rates of 2.25%, and a probability of detection of 97.75%. While there are several products on the market with underlying technologies that "infer" the presence of explosives, biological agents or illicit drugs based upon the presence or density of individual chemical elements or utilize pattern recognition techniques, we believe there is no other viable product that has the capability to accurately, quickly and definitively identify the chemical formula and estimated weight of selected substances. Existing products require the employment of secondary "confirmation" sensors and secondary examinations to determine the chemical formula, and are not only prone to high "false positive" readings which can result in false alarms (which trigger inappropriate and/or wasteful mobilizations of resources), but also high "false negatives" which are more dangerous, because they create a false sense of security and can lead to disastrous consequences. In the area of bomb detection, "false negatives" signify that true bombs are missed and mislabeled as non-explosives. Also known as the "missing fraction", it is the most dangerous imperfection of an explosive detector, for it leads to handling true explosives as though they were innocuous objects which, in many cases, can lead to death and destruction.

Since our technology is more aptly used to decode and identify the actual chemical formula of a substance, once selected for further inspection following initial examination, we anticipate that it will be used in combination with current screening, scanning and detection products on the market. We also believe that our technology will be utilized in tandem with existing secondary confirmatory examinations, including manual inspection by humans and canine units, in order to provide more reliable confirmation and substantially eliminate the occurrence of false alarms.

RECENT EVENTS

SEC INVESTIGATION

On March 30, 2004, Dr. Bogdan Maglich, our Chairman, Chief Executive Officer, Treasurer, President and Chief Scientist, gave an oral and written presentation at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. regarding HiEnergy's key markets, business strategy and financial projections. Copies of the presentation were distributed at the conference. We subsequently posted the presentation on our website from April 7, 2004 to April 13, 2004. Approximately 2,731 computer users visited our website and had access to the presentation. The total number of hits was 96,937, or a daily average of approximately 13,848. The presentation contained statements of management's beliefs concerning our key markets, business strategy, opportunities and financial projections which were not disclosed in a concurrent registration statement we had filed with the SEC on Form SB-2. In order to reduce the risk of an investor relying on the presentation, we removed the presentation from our website on April 13, 2004, in part to allow for a "cooling off" period so that any possible effect of the presentation would dissipate, and we subsequently withdrew the registration statement on April 16, 2004.

The conference and website information stated that we had projected sales of 265 units at an average price of $223,396 per unit, including maintenance fees. These projections assumed that we would raise the money we needed to fund our conversion from a prototype development company to one which could manufacture the CarBomb Finder(TM) and Antitank Landmine Detector 7AT7(TM) at commercial levels. Since the date that the projections were made, we have been unable to raise the capital necessary to achieve that objective. In addition, the availability of greater resources and interest to develop a line of products in response to the startling increase in the use by terrorists of home-made Improvised Explosive Devices, or IEDs, in Iraq and elsewhere, led to a determination by us to focus more on deploying a product which is designed to thwart this particular type of threat. The confluence of our inability to raise the funds necessary to scale up to commercial production at the levels previously assumed, together with our shift in commercial priorities in order to respond to emerging risks, caused us to fail to meet our 2004 projections. Accordingly, investors should not rely on these projections in making any determination whether or not to invest in, or maintain, an investment in, our company.

As more fully described below in the section entitled Legal Proceedings, on April 12, 2004, we received a subpoena requesting documentary evidence corroborating our statements in the presentation described above. On May 24, 2004, we received a letter from the SEC requesting us to voluntarily provide information regarding the nature and chronology of events leading up to our announcement of a "non-exclusive oral understanding with a consortium which was assembled by the Dallas-Fort Worth Homeland Security Alliance", as reported in our Current Report on Form 8-K filed with the SEC on April 8, 2004. We voluntarily responded through counsel by letter dated June 7, 2004. On June 24, 2004, we received a further letter from the Central Regional Office of the SEC, in Denver, Colorado, indicating its intention to recommend that the Commission charge us with violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in our public documents. The false and misleading statements which the SEC believes were made seem to focus primarily on, among other things, the undisclosed ownership of our securities by, and actions with respect to our stock taken by, Barry Alter, Philip Gurian and other of their affiliates who controlled SLW Exterprises Inc. at and prior to the time of our reverse-takeover; the undisclosed identity of, and the origin of funds used to purchase our stock by, certain of our stockholders; the nature of, and reasons for, a "dividend" provided to our stockholders; and the terms of other offerings occurring at the same time as one of our private placements of stock. In addition, the antifraud violations appear to be based upon private transactions made by Mr. Alter (formerly a director and executive officer of HiEnergy Technologies, Inc.) with respect to sales of our stock made by him without disclosing material facts about us, or our contemporaneous offering of securities at different prices, to his purchasers. We are currently working with special securities litigation counsel to assess our legal position and determine how best to respond to this most recent correspondence from the SEC.

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

CLASS ACTION LITIGATION

In January 2005, we were served with a Summons and Class Action Complaint for Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named HiEnergy and our Chairman, among other named defendants, on behalf of a class of persons who acquired our stock during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. We have engaged two legal firms to vigorously defend us in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, we timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint (1) to allege causation of loss resulting from any alleged omissions and/or misrepresentations of HiEnergy or Dr. Maglich, and (2) to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, as well as that the Plaintiffs failed (3) to plead actual reliance on any allegedly false or misleading filings of HiEnergy to sustain a claim under ss.18 of the Exchange Act, and (4) to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order, as anticipated. Our counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

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

Since Stoitech(TM)-enabled systems can decipher the exact chemical formula of substances, they are characterized as secondary or "confirmation" detectors.

OUR STOICHIOMETRIC TECHNOLOGY; CHEMICALS AND SUBSTANCES IDENTIFIED TO DATE

Our stoichiometric technology identifies and confirms the chemical composition of objects by irradiating them with fast neutrons, which stimulate the atomic structure of the object and cause it to emit gamma rays which can then be analyzed by our sensors. The gamma rays emitted by each substance have a unique chemical `signature' from which we are able to decipher the exact quantitative empirical chemical formulation of the substance. For instance, in the area of explosive identification, our stoichiometric technology identifies and distinguishes a variety of nitrogen-based explosives known to be used by terrorists, such as TNT, Semtex, RDX and those made with nitrates (fertilizers). Our technology also identifies chlorine and potassium-based explosives, which to our knowledge are the only non-nitrogen based explosives. We can also identify and differentiate other combustibles, such as carbon-based fuels including gasoline and diesel fuel. Our stoichiometric technology has also successfully been used to identify, and decipher the chemical formula of illicit narcotics (cocaine) and biological agents (such as an anthrax simulant made from dead spores). A significant portion of our research is currently dedicated to identifying the chemical signatures of additional substances, including more "exotic" explosives, such as triacetonetriperoxide (TATP), a highly volatile, highly explosive compound made from widely available chemicals, including acetone, hydrogen peroxide and a mineral acid.

POTENTIAL PRIMARY MARKETS

We believe that Stoitech(TM) and the other stoichiometric technologies we are developing have broad applications. However, due to our limited size and availability of resources, we have limited our prototype and development and product commercialization efforts to two primary potential markets: (i) the security and counter-terrorism market, and (ii) the chemical and petrochemical industry control market.

Within the security and anti-terrorism market, we have focused our development efforts principally in the field of explosive detection. This market can be broken-down into further identifiable sub-segments both by application and user. Explosive detection is generally governmental in nature, and includes car bomb detection; bomb squad, airport and customs screening; government facility protection; and military applications. However, the commercial courier and public and private transportation service sectors also have a need for our technology, particularly in mass-transit and break-bulk cargo screening. Applications in the chemical and petrochemical industry control market would include detection of fissures and erosion in the ceramic liners of oil cracking tanks, as well as industrial contamination identification and control, industrial quality control (i.e., detecting impurities in oil, gas or gemstones) and food and beverage product control. Our initial marketing activities and anticipated product sales will be in these sectors.

Currently, we are focusing the majority of our sales and marketing efforts on the promotion of our SIEGMA(TM) 3E3, a Stoitech(TM)-enabled suitcase-borne system, which was designed primarily for the detection of terrorist homemade bombs, or Improvised Explosive Devices (IEDs). Notably, IEDs are unconventional in delivery, often inaccessible by vehicle-borne systems, and contain non-standard mixtures that generally require chemical formula identification not obtainable with other detectors currently in the marketplace. To date, we have received strong interest for the SIEGMA(TM) 3E3 from the transportation industry, specifically mass-transit authorities and airport operators, due to its mobility and ability to quickly and safely interrogate unattended packages, while eliminating or substantially reducing false alarms that otherwise paralyze subway systems, train stations, airports and buildings, and are responsible for huge financial losses. We are also continuing the marketing of our CarBomb Finder(TM) systems for car bomb detection. With the advent of the increasing requirement for perimeter defense for military and high security installations, buildings and high traffic public areas, and other critical infrastructure, such as bridges, tunnels and major chokepoints, we are accelerating commercialization of our newest prototype, the CarBomb Finder(TM) 3C5, an in-ground system that inspects at a high throughput the compartments of a car and other vehicles from a stationary position below the level of the vehicles. If we are successful in launching these as commercial products, then our next areas of prototype and product development will most likely be in the area of advanced screening activities aimed at illicit drug and biological agent detection, as well as in medical diagnostics.

PROPRIETARY DEVICES

CURRENT PROTOTYPES; PRODUCT DEVELOPMENT EFFORTS

Our initial prototype developments include the creation of a device that uses our stoichiometric technology to detect bombs in vehicles, the CarBomb Finder(TM). The device was developed specifically to identify vehicles packed with nitrogen-based and chlorine-potassium-based concealed explosives with the intent of using the vehicle itself as a bomb. With many advancements made to this prototype as well as our core technologies, we are now on the fourth generation of this device and have completed three prototypes which we intend to commercialize, the CarBomb Finder(TM) 3C3, the CarBomb Finder(TM) 3C4, and CarBomb Finder(TM) 3C5.

The CarBomb Finder(TM) 3C3 is essentially the same as the CarBomb Finder(TM) 3C4, except that the CarBomb Finder(TM) 3C3 is a stand alone device which scans compartments of a car from above at the end of a boom and the CarBomb Finder(TM) 3C4 is a van-borne system, which deploys the same sensor vertex, or head unit, as that of the CarBomb Finder(TM) 3C3 at the end of a robotic arm from the van. The increasing focus on the CarBomb Finder(TM) 3C4 over the CarBomb Finder(TM) 3C3 has been the result of increasing demand for a more mobile, van-borne configuration of the CarBomb Finder(TM) system.

The CarBomb Finder(TM) 3C5 is our latest prototype incorporating the same core technologies as the CarBomb Finders(TM) 3C3 and CarBomb Finders(TM) 3C4. The CarBomb Finder(TM) 3C5 is an in-ground system that inspects the compartments of a car and other vehicles from a stationary position below the level of the vehicles. The design of the CarBomb Finder(TM) 3C5 has greater range as to the type of vehicles it can scan and has a higher throughput than either the CarBomb Finder(TM) 3C3 or CarBomb Finder(TM) 3C4. It is not mobile and is designed for static operation at checkpoints and chokepoints to provide infrastructure protection and installation security.

We believe the CarBomb Finder(TM) devices will prove to be of particular interest in regions that experience a higher than normal incidence of car bombings. This would include many countries in the Middle East and the Indian subcontinent, Spain, Columbia and Indonesia, as well as U.S military installations located in these and other regions. To date, we have not manufactured any CarBomb Finder(TM) devices for sale and, accordingly, there are no CarBomb Finders ready for commercial sale. On August 5, 2004, we received an order for one demonstration model of our 3C4 CarBomb Finder from our Middle Eastern distributor, Electronic Equipment Marketing Company ("EEMCO"), which is purchasing the model at a price which may fall at or below cost. Our relationship with EEMCO, which is owned by one of our directors, Harb Al-Zuhair, is described in detail later in this Report in the section entitled Marketing and Distribution Strategy.

Also on July 15, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), a subsidiary of Koniag, Inc., an Alaskan Native Corporation, located in Alexandria, VA. The Subcontract was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration with the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army and D.C. Capitol Hill Police. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005.

In October 2004, we announced the development of a new prototype, the SIEGMA(TM) 3E3, a Stoitech(TM)-enabled, suitcase-borne system designed primarily for the detection of terrorist homemade bombs, or Improvised Explosive Devices (IEDs). The entire SIEGMA(TM) 3E3 system, including power supply, weighs about 110 lbs and is contained within an unmarked aluminum suitcase with wheels. It uses a fiber optics connection to a remote notebook computer, and employs our proprietary analytics and an intuitive graphical user interface (GUI), which is designed to be user-friendly and allow for operation without extensive training. The SIEGMA(TM) 3E3, when placed beside a suspicious object by hand or by robot, can identify whether or not an object contains explosive in a time ranging from 15 seconds to 5 minutes (depending on the quantity of explosive and the distance from target), with "false positive" and "false negative" rates of 2.25% and a probability of detection of 97.75%. Following its successful demonstration at the NATO Symposium on Improvised Explosive Detection, held in Madrid, Spain, on October 18-19, 2004, we immediately commenced with the commercialization of the SIEGMA(TM) 3E3, which is slated to be the focus of our first product launch.

On September 29, 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA) upon our selection as one of only ten companies in the government's Manhattan-II Project, which was established by the TSA to identify "emerging and revolutionary new technologies" that can significantly improve aviation security and reduce operational costs. Our proposal was for a new stoichiometric explosive detector design for aviation security applications, specifically for the detection and confirmatory screening of checked baggage. Under the agreement, we are to provide proof-of-concept for our "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue working with us. As of June 30, 2005, we earned $367,141 and completed Stage 1. The TSA will continue to pay our research and development costs on a periodic basis during the term of the Cooperative Agreement, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. A decision by the TSA as to our participation in Stage 2 of the program is expected before October 2005. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 2 funded amount and there can be no assurance that we will be extended another contract to continue under the Manhattan-II Project after the completion of Stage 2.

Any of the technology developments or inventions we create using some or all of the funding through the Cooperative Agreement is subject to federal regulations governing the ownership and use of federally-funded technologies. Accordingly, the federal government may retain certain non-exclusive or exclusive rights to use the technology for various purposes, and may obtain, or assign to a third party, ownership of the technology if we do not timely prosecute our rights in such technology. (See: Risk Factors - Intellectual Property Risks).

RESEARCH AND DEVELOPMENT ACTIVITIES

Due to our lack of capital and other resources, we have prioritized our research and development activities in order to concentrate our focus on bringing our CarBomb Finder(TM) and SIEGMA(TM) systems to market, as described above. Our next priority is to develop additional products based upon the same core technologies. To date, these activities have included development of an anti-tank landmine detection device, the Anti-Tank Landmine Detector 7AT7 and a device to detect unexploded ordnance above the ground, the Unexploded Ordnance Sensor 3UXO3. Finally, we have deployed resources to work on developing a solution to the inability of oil and gas producers to adequately detect and prevent cracks and fissures appearing in the industrial holding tanks used in oil cracking operations. We have been working closely with the research center of Exxon-Mobil, which has provided us with samples of materials for us to use in testing our fissure detection system, called a "Refractorymeter." The relationship we have begun with Exxon-Mobil does not involve the payment to us of any cash, nor the receipt of any property other than certain materials we have used for testing purposes. Although management is hopeful that the results of work in this area will result in our being able to sell Refractorymeter devices to Exxon-Mobil once development efforts are completed, there can be no assurance that we will ever be requested to sell any product or technology to Exxon-Mobil, or to any other entity, if and when our development of the Refractorymeter is completed, or that we will derive any benefit whatsoever as a result of the informal relationship which now exists with the research center of Exxon-Mobil.

During the fiscal year ended April 30, 2005, we spent $785,260 in research and development costs for our existing prototypes and emerging products including the CarBomb Finder(TM) and SIEGMA(TM) product lines, the Anti-Tank landmine prototype, the unexploded ordnance/IED prototype and the Refractorymeter prototype.

Several of our early stage prototypes, the Unexploded Ordnance Sensor 3UXO3, and the CarBomb Finder(TM) 3C5, an in-ground explosive screening system, also use the same core technology as the CarBomb Finder(TM) 3C4. We refer to this as our "MiniSenzor" technology. With the advent of the SIEGMA(TM) system, we have halted development work on the BombSquad Detector 3B3. We are currently field-testing a prototype of 3UXO3, which uses a different configuration of our MiniSenzor technology and is smaller and more portable than our CarBomb Finder(TM) devices. While the 3UXO3 is in the later stages of prototype development, there remain some engineering issues which we must address relating to its smaller size and different configuration and electronics before we can bring this or other devices to market. As a result of anticipated delays in fully addressing these engineering issues, in view of our current focus on commercializing the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3, and our priority development of the CarBomb Finder(TM) 3C5, dates for introducing commercially-viable versions of the Unexploded Ordnance Sensor 3UXO3 or the halted BombSquad Detector 3B3 to market cannot be determined at this time.

We are also conducting research and development work on a later-stage development product, the Anti-Tank Landmine Detector 7AT7, using our "SuperSenzor" technology, which is also the basis of our STOXOR prototype with the Manhattan-II Project. The SuperSenzor technology is a more sophisticated, advanced version of Stoitech(TM), by employing more sophisticated directional and spatial accuracy features allowing the interrogation device to image the location and shape of the substances being analyzed in three dimensions. Prospective benefits of our SuperSenzor technology include the ability to focus upon extremely small, three-dimensional objects and locations, substantially increased inspection speeds and penetration depths, and the ability to conduct inspections at a greater distance from an object. The Anti-Tank Landmine Detector 7AT7 currently is in the late-development stage, however, we continue to work on its more sophisticated component and electronic requirements. Subject to our receipt of additional funding, we intend to conduct pre-commercial tests of the Anti-Tank Landmine Detector 7AT7 device for the U.S. Army pursuant to a research and development grant we received from the Army. See Description of Business - Government Research and Development Grants and Contracts. The anticipated date of introducing commercial versions of these devices to market is indefinite, and there can be no assurance that any of our development stage devices will ever become commercially viable.

Since our SuperSenzor technology employs more sophisticated components and electronics than our MiniSenzor technology, SuperSenzor-based products will be approximately double the cost of MiniSenzor-based products. Once we have completed development work on these future devices, our ability to make commercial sales will depend, in part, on negotiating contracts with customers which can afford them, and modifying our stoichiometric technologies to meet the unique specifications of those customers. Because our targeted customers are primarily governmental agencies, we cannot predict if, or the time frame during which, they may obtain approval to enter into contracts to adopt a new generation of security technology such as ours. We also cannot predict the extent to which U.S. and/or foreign governmental agencies may require a commercial prototype of any given device specific to their desired application to be developed in advance of entering into a contract to purchase products incorporating our technology, or our ability to secure sufficient funding to finance the cost of building such prototypes in advance of sales commitments.

We expect also to constantly direct research and development toward the improvement of our core technologies, such as Stoitech(TM), and the increase of its efficacy and flexibility. In May 2005, our scientific team was successful in more than doubling the safety factor of the SIEGMA(TM) 3E3 by effectively cutting, by more than one-half, the detector's risks of making "false negative" and "false positive" identifications from a level of 5% to 2.25%. Notably, this significant improvement in the system's performance was achieved with no material increase to the interrogation time. Our scientific team also continues to work on expanding the number of explosive substances that can be identified by the CarBomb Finder(TM) and SIEGMA(TM) systems, so as to provide first responders with the most effective, reliable and adaptable tool possible.

Lastly, we are seeking to package with the assistance of consultants a core system comprising our Stoitech(TM) and other proprietary technologies within a common engineering platform, for which future products can be based. The core system as contemplated is one that can be utilized for whichever product or application is specified and then configured with the needs of the customer in mind. The strategic business objective is to achieve efficiencies throughout the commercialization process from prototype development to commercial production, as well as to better position our technology for strategic partnerships and cooperative developments for other industry applications.

EXPLOSIVE DETECTION SYSTEMS: COMPETING TECHNOLOGIES

DIRECT COMPETITION--SECONDARY OR "CONFIRMATION" SENSOR PRODUCTS

CAR BOMB DETECTORS

To our knowledge, there is only one other car bomb secondary or "confirmation" detection system on the market, the Vehicle Explosive and Drug Sensor ("V-EDS"), manufactured by Ancore Corporation, a division of OSI Systems. The CarBomb Finder(TM) 3C4 is distinguishable from the V-EDS product, in that our device can stoichiometrically determine whether a vehicle contains large enough quantities of nitrogen to be a car bomb while, based upon the information we have seen, the V-EDS system can only make a qualitative assessment that nitrogen is present in the vehicle, and its ability to determine that sufficient quantitative amounts to be a car bomb are present appears to be marginal. Since the V-EDS Thermal Neutron Analysis technology uses neutrons that are approximately ten times less penetrating than the fast neutrons employed by the CarBomb Finder(TM) 3C4, we believe that its penetration range should be significantly less than that of our device.

IED DETECTORS

To our knowledge, there are no other viable secondary or "confirmation" Improvised Explosive Device (IED) detection technology available as this time. One system in development, the neu-Vision by Applied Signal Technology (formerly Dynamics Technology Inc.), incorporates neutron activation and 3-D imaging closely resembling certain of our proprietary techniques. No data is publicly available as to the commercial viability or status of production of the neu-Vision system. According to materials published by Applied Signal Technology, it appears that the neu-Vision system cannot determine the quantitative amount of detected substances. Further, based on our experience, it appears that the neu-Vision system would demand long interrogation times which questions its utility.

OTHER NEUTRON-BASED SECONDARY EXPLOSIVE DETECTION SYSTEMS

The primary use of neutron-based secondary detection systems is in screening for explosives, contraband and other items. The foundation of all of these systems is that explosives, contraband and other items contain chemical elements (for example, nitrogen, oxygen, hydrogen and carbon) in differing quantities and ratios which can be analyzed to distinguish one from the other, and from other non-harmful items. These technologies use neutrons and gamma rays to create radioactive waves which, depending upon the elements present in the object being analyzed, will provide a unique "fingerprint" for identification of the elements contained in that object. These detection systems, of which our Stoitech(TM)-enabled systems are examples, all detect the presence of chemical compounds, however, we believe our Stoitech(TM)-enabled systems to be superior to the others in that it can detect the amount and weight of these chemical compounds as a mathematical ratio, rather than simply detecting the presence of such compounds, and can provide the formula of the substance being studied by analyzing the relative ratios of each chemical element to the others. Technologies which compete with our Stoitech(TM) include thermal neutron analysis ("TNA"), pulsed fast neutron analysis ("PFNA"), and Pulsed Elemental Analysis with Neutrons ("PELAN").

TNA systems, such as the SP-EDS system marketed by Ancore Corporation (previously acquired by OSI Systems, Inc.), which uses the same technology as the V-EDS detector, utilize thermal neutrons to identify explosives in hand-carried items such as purses, briefcases, portable electronics, letters and small packages. Thermal neutrons possess less energy, and are therefore slower than fast neutrons, which makes them more susceptible to "false positive" detections. As a consequence, further secondary or "confirmatory" investigation may be necessary. (See: Explosives Detection Systems (EDS) for Aviation Security, Singh and Singh, rev. June 3, 2002, available at www.computerscienceweb.com (copyright Elsevier Science B.V., 2002), at page 43). Ancore Corporation has used this same technology.

The PFNA detector is used to inspect very large objects such as full-size shipping containers, air-cargo and other cargo in containers, and tractor-trailers, with the results displayed in three-dimensional format. Based upon available information, we believe that the PFNA detector is element specific only and not stoichiometric. As a consequence, further secondary or "confirmatory" investigation may be necessary. Since the PFNA detector uses neutrons that are approximately one-half as energetic as our MiniSenzor technology, its penetration range should be significantly less than that of our devices. The PFNA detector is extremely expensive (approximately $10 million) and massive in size (twenty tons in weight with a footprint of over 300 sq. ft.).

The PELAN detector is generally targeted at identifying explosives, although no product literature or information relating to commercial applications is currently available. Based upon available information, we believe that the PELAN system is element specific only and not stoichiometric. As a consequence, further secondary or "confirmatory" investigation may be necessary.

OTHER NON-NEUTRON-BASED SECONDARY DETECTORS

To our knowledge, there are two non-neutron-based secondary or confirmation detection systems for applications other than car bombs. These include a quadrupole resonance technology ("QR") developed by Quantum Magnetics with applications ranging from scanning shoes for explosives to landmine detection, and x-ray diffraction used in airport scanning products recently introduced by Yxlon. Each of these companies has been acquired by InVision Technologies. Both technologies employ pattern recognition techniques to identify certain crystalline molecules. As such, they are chemical specific as opposed to element specific; however, they are not stoichiometric insofar as we believe they cannot empirically determine the exact chemical formula of objects under analysis. These technologies have limited application insofar as there are only certain solid substances that respond to their techniques. Further, quadrupole resonance which uses radio frequency energy cannot penetrate certain barriers and may be subject to "clutter", and x-ray diffraction has a limited penetration range.

INDIRECT COMPETITION--PRIMARY OR "ANOMALY" DETECTION PRODUCTS

Primary or "anomaly" detection products on the market include x-ray anomaly detection systems marketed by GE/InVision Technologies; computed tomography explosive detectors marketed by L-3 Communications and Reveal Imaging Technologies, Inc.; x-ray security cargo screening devices marketed by OSI Systems, Inc.; backscatter x-ray systems marketed by American Science and Engineering; gamma ray-based radiographic imaging systems marketed by Science Applications International Corporation; millimeter and terahertz wave imaging by Brijot Imaging Systems, Inc. and TeraView. These products all differ from our stoichiometric technology insofar as they reveal the three-dimensional shape and density of the object being investigated, but cannot identify, and at most infer, the chemical formula of that object. As a consequence, further secondary or "confirmatory" investigation is necessary. Although our Stoitech(TM)-enabled systems will be used in the same markets as these products, we believe that they will, for the most part, be complementary rather than competitive insofar as we anticipate that potential users will generally continue to use these products for their primary identification functions and use secondary or "confirmation" detection systems, such as our Stoitech(TM)-enabled systems, to handle the inspection of suspicious items flagged by anomaly detection products.

MARKETING AND DISTRIBUTION STRATEGY

Given what our management views to be a broad range of potential applications and markets for our Stoitech(TM)-enabled systems and stoichiometric technologies, we are defining and addressing our primary markets through a number of different strategies and approaches. In order to build market penetration and share, and achieve product branding and acceptance, we have formulated and are now executing a strategic sales and marketing plan. This plan includes directly selling our products through our own sales and marketing team, as well as indirectly selling our products through independent sales representatives or through licensing arrangements and joint ventures. We are also actively seeking strategic partners in our industry that have established product lines and distribution channels, allowing for more efficient access to our targeted markets and leveraged sales efforts. We have further incorporated various sales subsidiaries, HiEnergy Defense, Inc., HiEnergy Europe, Ltd., and HiEnergy International, Inc., some of which are currently active in regional and industry specific sales programs, such as HiEnergy Defense, Inc., which is charged with the sales and marketing of our products and technologies to the U.S. Department of Defense, the U.S military and affiliated agencies, and the securing of defense related appropriations and funding initiatives.

On May 15, 2004, we hired a full time Director of Sales & Marketing to work with management to develop and implement a sales strategy to target and exploit the most lucrative markets, build and administrate a multi-level sales organization, and advance and extend our overall position within the commercial security and defense marketplace as an industry innovator. Over the course of the fiscal year, the Director of Sales & Marketing has been working closely with the scientific and engineering staff to better define system applications and configurations that would best serve the first responders and security and defense professionals, which have been identified as our first adopters. The sales staff has also been actively and aggressively demonstrating our various prototypes and system configurations domestically and abroad, in order to effectively gain a clear understanding of the trends and needs of the law enforcement, security, and counter-terrorism industries, and acquire valuable feedback to the technology applications which we are commercializing and bringing to market.

In line with the sales strategy, and desire to build a multi-channel sales organization, we also have established numerous outside sales and marketing alliances, with outside sales representatives, industry partners, and potential system integrators including, among others, Tyler, Segal & Associates, SecureCom Security, Inc., Xtreme Defence Inc., Life Safety Systems, Mattman Specialty Vehicles, Integrated Concepts & Research Corporation, ORTEC/Ametek, Celoxica, and Siemens Maintenance Services. Additionally, we have established affiliations with the following professional associations whose membership and audience comprise the core clientele to whom we are marketing:

      o     NDIA - National Defense Industrial Association

      o     ASIS - American Society of Industrial Security

      o     IABTI - International Association of Bomb Technicians &
            Investigators

      o IACSP - International Association for Counterterrorism & Security Professionals

      o     APTA - American Public Transportation Association

      o     FLEOA - Federal Law Enforcement Officers Association

      o     LEAA - Law Enforcement Alliance of America

Through the above-mentioned organizations and relationships, we aim to promote our systems and technologies across a broad range of sales channels at the most optimal level and margin, without being hindered by the limits of our own manpower and resources. We believe that establishing and maintaining an external sales organization comprised of select value-added dealers and distributors, system integrators, and operators will enable us to exploit target markets customers in a competitive manner.

In February 2005, we commenced an aggressive sales and marketing campaign with the assistance of outside sales representatives for the domestic marketing of our SIEGMA(TM) 3E3. Accordingly, the SIEGMA(TM) 3E3 has been showcased for a variety of government, military and state & local law enforcement personnel at our test facility located at our corporate offices in Irvine, California, and at numerous industry/trade security and defense exhibitions sponsored and held at various locations around the United States, Europe and the Middle East. In order to be able to complete the commercialization cycle, we determined it necessary to field test the first class of our products in the second half of calendar 2005. Accordingly, we have developed a strategic customization and integration program which will be first implemented with an initial limited introduction of 5 to 10 units of the SIEGMA(TM) 3E3 system. The cooperative initiative is intended to accelerate our in-field assessment of the SIEGMA(TM) 3E3 system and software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. The program is expected also to stimulate sales by allowing us to bring our first commercial product to market more effectively and efficiently and will provide us with an opportunity to test our aftermarket service capabilities. During the fiscal year 2006, this program will be offered to early adopters in the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of federal state, municipal and local agencies, including airports and transit authorities, around the United States.

Since February 2005, we have held numerous exhibitions and demonstrations in line with our established sales and marketing strategy including:

      o the 7th International Defense Exhibition & Conference (IDEX) held February 12-17, 2005 in Abu Dhabi, United Arab Emirates (live blind tests);

      o an exclusive showcase for more than 32 federal, state, and local homeland security professionals on March 30, 2005 at the U.S. Marine Corps Base at Quantico, Virginia, hosted by the FBI and the Washington, D.C. Metropolitan Police Bomb Squad (live blind tests);

      o the Force Protection Equipment Demonstration V (FPED V), held from April 26-28, 2005 at the Quantico Marine Corp Base, Virginia;

      o an exclusive showcase for more than 25 counter-terrorism professionals on May 17, 2005 at the Tactical Training Facilities of the New York Police Department Bomb Squad in Rodman's Neck, New York (live blind tests);

      o an exclusive showcase for more than 30 counter-terrorism and homeland security professionals from Southern California on June 8, 2005 at the Orange County Sheriffs Office, in Santa Ana, California (live blind tests);

      o an exclusive showcase for more than 30 counter-terrorism and homeland security professionals from the greater San Francisco Bay Area on June 13, 2005 at the Alameda County Sheriffs Office - Office of Emergency Services in Dublin, California (live blind tests);

      o the 33rd Annual International Association of Bomb Technicians and Investigators (IABTI), International In-Service Training Conference, "Countering Terrorism: Civilian & Military Members in Unison," from June 19-23, 2005 in Palm Desert, California (live tests); and

      o an exclusive showcase for more than 15 counter-terrorism and homeland security professionals from the San Diego, California area on July 13, 2005 at the San Diego County Regional Airport (live blind tests).

Our ability to participate at other similar demonstrations in the future will be dependent upon our ability to obtain the capital and other resources to support these efforts, which entail the transport of specialized equipment and a team of approximately 6 technical and business members to the test location.

In May 2005, we entered into an Equipment Sales Agreement (No. 19107-1) with Southeastern Pennsylvania Transportation Authority (SEPTA) for the purchase of two SIEGMA(TM) 3E3 systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, we received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104, payment of which is due within 30 days of shipment. We have contractually agreed to make reasonable best efforts to make delivery of the ordered units within 120 days of the purchase order date.

On July 15, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), a subsidiary of Koniag, Inc., an Alaskan Native Corporation, located in Alexandria, VA. The Subcontract was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration with the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army and D.C. Capitol Hill Police. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005.

We have also identified and established ongoing partnerships and joint ventures at the international level on a regional basis in light of our current market demand and global needs. These partnerships and joint ventures have been carefully selected based on a number of critical factors as they relate to the representative organizations. These factors include: the length of time in business in the respective region, reputation and standing, and the overall business and support infrastructure available through the representative company to support the sales, service, and maintenance of our products in the respective region.

Pursuant to an International Distribution Agreement with EEMCO, entered into July 25, 2003 and subsequently amended as of August 27, 2003, EEMCO was granted the exclusive right to sell our CarBomb Finder (TM) to certain enumerated military forces and governmental agencies in the Kingdom of Saudi Arabia, in the Middle-Eastern countries of Kuwait, Qatar, Bahrain, Oman, United Arab Emirates, Iraq, Yemen, and Jordan, and in the North African countries of Egypt, Morocco, Tunisia, Algeria, and Mauritania. EEMCO is based in Saudi Arabia and is majority-owned by Harb Al-Zuhair, a member of our Board of Directors. Pursuant to the terms of the agreement, EEMCO agrees to promote the sale of prototype models of our CarBomb Finder (TM), maintain a sales organization and provide HiEnergy with the resale prices for the territory. In certain instances, HiEnergy may share costs related to the release of bonds, bank letters or customer holdbacks in connection with orders placed by EEMCO or customers, as well as costs for technical, marketing or other support in connection with EEMCO's marketing and distribution activities. We have not yet provided EEMCO with a full price list for its available prototypes and products, nor do we have an estimate of time for providing a price list to EEMCO. In the event EEMCO makes or facilitates any sales, payments are due to us within 60 days from the date of shipment. We agreed to remit any amounts due to EEMCO; however, we may withhold payments due to EEMCO to offset our exposure for bonds, guarantees and outstanding customer payment retention. EEMCO has agreed to reimburse us for fees and expenses incurred by us in connection with the filing and maintenance of bonds, letters of credit and letters of guarantee within the countries subject to the agreement. We agreed to provide a twelve-month limited warranty for pre-existing defects in the devices which are the subject of the Agreement.

The term of the EEMCO agreement is one year, with automatic one-year renewals unless either party terminates the contract. The parties may terminate the agreement at any time upon 60 days prior written notice, or immediately in the event of a material breach by the other party or the other party becomes insolvent. We may immediately terminate the agreement if EEMCO's authorized representative identified to us ceases to represent EEMCO. The exclusive right terminates for any of the countries within the territory if there are no sales during the original term of the agreement, no potential buyers within the first six months or no sales contact within the first two months. In the event the agreement continues for a second year, the exclusive right terminates if there are less than three sales during such year. The staging, operator training and technical support bases for our marketing and sales efforts in the Middle East, led by EEMCO under our International Distribution Agreement with EEMCO, are planned to be in Istanbul, Turkey and/or Dubai, and we are seeking to structure a collaboration arrangement with local technology companies to assist us there.

On August 5, 2004, our Board of Directors approved the sale of our first model to EEMCO under this Agreement, for a price of $250,000 (representing our estimated costs to manufacture the model), with ten percent (or $25,000) paid in advance. In June 2005, we shipped a unit to EEMCO for demonstration for the Saudi Ministry of Interior and representatives of the Saudi military forces. Based on those tests, it was determined that certain modifications are required for our systems to operate in the extreme heat of the Middle East and expect to finish these modifications at our laboratory in the Irvine facility. We expect to ship a unit against the order approximately in October 2005 for another demonstration to potential Saudi customers.

On January 28, 2005, we entered into a non-binding MOU to form a joint venture company to be located in Tenerife, Canary Islands, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets. We expect to finalize the negotiation and execution of the joint venture agreement in our next fiscal quarter, which requires the payment of up to $3 million in paid-in capital to the joint venture by the investors. Although the memorandum of understanding with the Directorate of Spanish Airports and Navigation ("AENA"), entered into in October 2003, did not lead to formal collaboration and the related investment contemplated did not transpire, much of our collective efforts and relationships in Spain will beneficially serve the development, funding and growth of the joint venture. We intend to explore and pursue other joint ventures such as that of Spain, which provide for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from us for the assembly, sale, and marketing of our products in certain markets, as well as reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America.

In January 2005, we received an order in the amount of $297,550 for one SIEGMA(TM) 3E3 unit, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from Compania de Aprovisionamiento Especifico S.L., located in Tenerife, Canary Islands, Spain. Payment of the remaining balance in the amount of $227,000 is due upon testing of the unit, which has been postponed until at least September 2005 due to delays in the purchaser's securing the appropriate licenses and end-user permits from the local regulatory bodies.

The primary objective of our global marketing strategy is to create an efficient and cost-effective way of providing products, services and solutions overseas and to secure continuity in our branding and customer relations without building an overwhelming and costly sales infrastructure. Where appropriate, sales and marketing programs are being tailored with regard to the needs and practices of local markets and may require us to establish regional offices in select markets.

We have not consummated any commercial product sales and have no significant sales revenue to date. Although we have assembled approximately three units necessary to meet demonstration or similar requirements, assembled and delivered one unit to Spain, and have the ability to assemble and delivery the initial orders from SEPTA and the subcontract deliverables to ICRC, we still have a very limited manufacturing capability within our company at this time. We have not arranged for any third-party to manufacture our devices to date.

MAINTENANCE AND AFTERMARKET SERVICES

Effective August 4, 2004, we entered into a Teaming Agreement with Siemens Maintenance Services, LLC ("SMS"), a subsidiary of Siemens A.G., for maintenance of our detection devices worldwide. Under the terms of this Agreement, SMS agrees to cooperate with us in making proposals where the maintenance of our equipment is a factor, and shall be our primary sub-contractor for the provision of the services and supplies which SMS offers and that are relevant to the given project. Further, on April 15, 2005, we executed a subcontract with SMS, making it our Exclusive Service Provider for aftermarket servicing, including the installation, repair and preventative maintenance for all current and future products to be sold and deployed by us in the United States. Pursuant to the subcontract, we will pay SMS in the fulfillment of its services on an hourly basis for labor, plus travel and expenses, and are obligated to supply all necessary parts and technical support to allow SMS to perform its duties.

We are also exploring the contracting of added-value services from SMS, including procurement services, supply chain and logistics, and customer service solutions include call center and helpdesk functions, including incident control, business process support and performance measurement systems. Ultimately, it is our objective to develop with SMS a maintenance and service platform with a full range of information management capabilities which can be integrated with our accounting, purchasing, engineering, manufacturing, and quality control systems.

SMS was established in October 2002 as the business unit of Siemens A.G. focused on the TSA's airport security program and it currently provides complete maintenance service management for over 445 airports across the U.S. and its territories. SMS has developed and maintains strong relationships with the TSA, the U.S. Department of Homeland Security ("DHS"), Boeing and, most notably, regional airport and airline supervisors and managers, as well as security equipment manufacturers and OEMs. Currently, SMS has a nationwide presence with a field service organization of more than 300 technicians that can respond to maintenance requests within four hours or less to any location. SMS is also the only company to have received the designation and certification of its equipment maintenance and services as an "Approved Product List for Homeland Security" under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, or "SAFETY Act." This Designation and Certification expires on February 14, 2010. Notably, our relationship with SMS is expected to allow us to better satisfy certain certification criteria required by local, state and federal agencies, such as the DHS and the TSA, as it relates to aftermarket maintenance and support (i.e. equipment calibration, quality control, etc.) and product liability.

While the Teaming Agreement evidences the willingness and desire of SMS to work collaboratively with us on project creation and implementation generally, readers are cautioned that the agreement does not obligate SMS or any other party to any specific obligations or performance requirements, nor does it represent a formal joint venture. There can be no assurance that our entry into a Teaming Agreement with SMS will result in any business, revenues or other tangible benefits for us at any time.

PRODUCTION STATUS

As to the status of the initial phases of production, and as previously disclosed, we have pre-production prototypes of our CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3 products, and we have already acquired, or have on order, the primary components necessary to complete 10 units of either of these products (the neutron generators from both vendors are interchangeable in the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, as well as in our newer prototype CarBomb Finder(TM) 3C5). Further, we have built, and hold title to, four prototype SIEGMA(TM) 3E3 systems, one of which has been delivered for sale and transfer to Spain in connection with an order we announced in January 2005. The sale is set to close upon a successful testing of the system, expected to occur in our next fiscal quarter. As with these first 3 units, assembly in the first phase of production will be undertaken in-house. In June 2005, we received an order for two SIEGMA(TM) 3E3 systems from the Southeastern Pennsylvania Transportation Authority (SEPTA), which is being produced with current inventory.

As previously discussed, we issued purchase orders to two vendors in April and May 2004, totaling $2.4 million dollars for the purchase of primary components for our explosive substances detectors. This included the purchase of neutron generators for approximately $1,033,000 in the aggregate and gamma radiation detectors for approximately $1,368,000 in the aggregate. The delivery schedule for the above-mentioned neutron generator order was delayed by the manufacturer. As of April 30, 2005, we had received only four of the neutron generators on order. To lessen the cost of acquisition and better manage capital requirements while sales are sought, we financed the ten generators through a lease purchase contract with the vendor. Under the terms of the lease, we are required to pay approximately $12,500 per generator prior to or upon receipt, with the remaining balance payable over twelve monthly lease payments of approximately $5,800 each. Anytime during the lease term, or at the end of the lease, we have the option to convert the lease to a purchase and apply 80% of the monthly payments towards the purchase price of approximately $95,000 per unit. Depending on our cash position, we may continue with this leasing arrangement or convert to outright purchase. In light of the delivery delays with this vendor, and in order to better manage lead times ahead of anticipated orders, in January 2005, we issued a supplemental purchase order with another vendor for four neutron generators, which are virtually inter-changeable with the generators we leased for our systems, but cost approximately 30% less. As of April 30, 2005, we had received two of these generators, and now have a total of ten neutron generators in inventory for use in production of any of the CarBomb Finder(TM) 3C4, the SIEGMA(TM) 3E3, or our newer prototype CarBomb Finder(TM) 3C5.

As of April 30, 2005, we received twenty-seven of the gamma radiation detectors ordered. Due to our decision to better balance inventory, we had delivery halted for the remaining gamma radiation detectors until such time as we receive sales sufficient to justify adding to our inventory of detectors. Further, we opted to shift resources to other business activities such as product demonstrations as well as sales and marketing efforts. At the same time, we are currently working with this vendor to better synchronize future detector deliveries with current and adjusted sales estimates, with the goal of funding costs of goods sold with related deposits and sales proceeds. Besides having delays with the delivery of neutron generators to be paired with detectors in each system, the inventory imbalance is also due to a shift in our commercialization focus and product launch from the CarBomb Finder(TM) 3C4 to the SIEGMA(TM) 3E3. Insofar as the design and configuration of the SIEGMA(TM) 3E3 requires only one detector (as opposed to two for the CarBomb Finder(TM) 3C4), we currently possess enough detectors to be used in the production of 27 SIEGMA(TM) 3E3s or 13 CarBomb Finder(TM) 3C4s, which, in either case, is sufficient to produce the first 10 complete units designated for our first phase of production.

In February 2005 and in March 2005, we issued purchase orders in the amount of $304,000 of $611,000, respectively, for Andros Robotic Vehicles from Remotec (Northrop-Grumman) which are to be used to facilitate remote deployment of our explosive detection devices. The orders were issued based on indications from potential buyers in the U.S. Military, and in the Middle East, that they would require a remote robotic deployment capability if they were to purchase our devices. Under the terms of the purchase orders, we are to be notified 30 days prior to shipping with payment due 30 days following receipt. As of July 31, 2005, we have received all of the robotic vehicles ordered and in order to carry the cost of these items, we are arranging for refinancing, including a sales lease back of these and other inventory components.

At present, we have completed beta testing of our Interrogator(TM) software suite, including the software architecture (device drivers and system diagnostics), decoding programs and operating interface for field testing and our early adopter program. Software development is an ongoing development effort for us, and any system fielded will be able to receive upgrades as they are developed. For example, in May 2005, we announced a substantial improvement to the safety factor and performance of our SIEGMA(TM) system, effectively decreasing the amount of "false negatives" and "false positives" from 5% to 2.25%, and correspondingly increasing the probability of detection to 97.75%. In July 2005, we engaged a veteran software and electronics engineer to provide full-time software development and support and commence next generation improvements to the system and software architecture.

Initial production will be handled from our research and assembly facility in Irvine, California. Production at this facility will be limited and will require outsourcing some final assembly functions. We are currently seeking a location to serve as our manufacturing facility. See the section entitled "Manufacturing Capacity". Presently we do, and we anticipate doing so for the foreseeable future, subcontract for specialized services in the assembly of our prototype devices, and management's philosophy is to outsource our manufacturing operations as much as possible to minimize our overhead expenses associated with this work, until such time as we can achieve meaningful levels of production. Our management is cognizant of the fact that the manufacture of devices on a one-off basis until achieving a level of maturity in our manufacturing process is an inefficient process, and for that reason we have been searching for various opportunities to create strategic alliances with other technology companies that can help us in this regard.

With regard to the CarBomb Finder(TM) 3C5, Unexploded Ordnance Sensor 3UXO3, Anti-Tank Landmine Detector 7AT7 and Refractorymeter prototype designs, which are the next products that we intend to bring to market if the launches of our CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3 systems are successfully accomplished and we can substantiate a market for these prototypes, we are unable to provide any meaningful estimate at this time as to what the cost to bring these devices into commercial production might be. Moreover, there can be no assurance that we will be able to transform any of our individual prototype designs into commercially-saleable products.

MANUFACTURING

We currently manufacture our stoichiometric devices on a one-by-one basis, at our facilities in Irvine, California using components acquired from suppliers. The principal components in our stoichiometric devices, the neutron generators and gamma ray detectors, are advanced devices manufactured by suppliers to our specifications. Certain of the components that we use in our devices, such as the neutron generator and the germanium detector, are manufactured by only a limited number of companies worldwide. We order these products on a purchase order basis, as needed, and our management believes that if we were to experience an interruption or delay in delivery we could find alternative sources of supply without material hardship. However, there can be no assurance that if the current global supply situation for these components were to change, or if we were to adopt a more customized version of a neutron generator or other components we use, that we would be able to find suitable sources of supply quickly enough, and under terms we would consider acceptable, or at all (See:
"Risk Factors-Manufacturing Risks"). The other components of our products are standard parts which will be available from multiple supply sources at competitive prices.

We currently do not have the capacity to manufacture the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, or any of our prototype devices, at commercial levels. In order to begin to achieve some sales of our device until we can afford to ramp up to commercial production, we intend to commence manufacturing of the first 10 CarBomb Finder(TM) 3C4 or SIEGMA(TM) 3E3 units at our Irvine facilities, commencing with the model necessary to fulfill our initial orders from SEPTA. This initial production may also require the outsourcing of some of the final assembly functions. We currently have only 14 full-time employees, so it is anticipated that we will need to hire additional personnel who are capable of manufacturing these initial units. While we do maintain a network of available technicians who are able to fill certain of our manpower requirements, there can be no guarantee that we will be able to access the help we need to fulfill any manufacturing requirement in the future as and when it may arise.

Manufacturing on a limited basis at our Irvine facilities is expected to be both costly and inefficient, as we cannot take advantage of any of the economies of scale which generally occur when multiple units can be produced on a standardized basis by a manufacturer following ramp-up of a particular product line. As a result, we may be required to hire additional personnel, buy components and raw materials at a premium to the prices we might otherwise be able to obtain if we could purchase in larger quantities, and we may not be able to implement the most efficient manufacturing methodologies given the size and nature of the laboratory environment in which we will manufacture the initial units. It is possible that we may not be able to sell our products at a price exceeding our cost to manufacture them, and therefore we may not generate any profit from such sales. It is also possible we may incur losses if our costs to manufacture exceed the purchase price at which we will have to sell the first few commercial models, until such time as the product is firmly established in the market. Our management has determined that these costs represent an investment in the market introduction of our first product, and the results to our business and operations, if we can launch the product and gain initial market acceptance in this manner, outweigh the costs of doing so. Of course, there can be no assurance that we will be able to successfully launch our CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3 or any other of our prototype devices to market as planned and, as discussed in the Risk Factors section of this Report, our inability to do so would have a materially adverse impact upon our business and financial condition.

In order to address these manufacturing challenges, in August 2004, we engaged Lockwood-Greene Engineering and Construction, to provide, among other things, design and construction management services to us in connection with a proposed construction of a manufacturing plant capable of producing commercial quantities of our products at a volume capacity of 1,000 units per year. Although Lockwood-Greene provided a detailed conceptual plan for a manufacturing facility and made recommendations as to optimal flow processes and other manufacturing efficiencies, we did not proceed with implementation of the plan. Instead, we opted to pursue a smaller pilot plant with a production capacity of 100 units per year in order to evaluate the manufacturability of our products and validate systems that would ensure a more quick and efficient transition toward manufacturing, as well as a lower total program/life cycle,

In March 2005, we formed a wholly-owned subsidiary, HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of the SIEGMA(TM) 3E3 and CarBomb Finder(TM) 3C4. In June 2005, we hired a consultant experienced in strategic planning and financial and operational management in high technology manufacturing companies, in order to establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. Currently, we are focused on incorporating the business practices, management philosophies and technology tools necessary to optimize product design and engineering and allow for the easiest production, fastest assembly, best quality, highest reliability, and the shortest time to market of our systems. With the implementation of proven Design for Manufacturability and Integrated Product Development principles, we believe that we will be able to develop, build, and deliver products at half the total cost by reducing parts and labor cost and systematically reducing all overhead and distribution costs. Currently, it is too early for us to define whether we are to pursue standardization or mass customization in our manufacturing process. Although standardization would increase our purchasing leverage, simplify supply chain management, and reduce part and overhead cost, we anticipate the need to build products on-demand that are efficiently customized for niche markets, various countries, or individual customers.

Further, we are seeking to package with the assistance of consultants a core system comprising our Stoitech(TM) and other proprietary technologies within a common engineering platform, for which future products can be based. The core system as contemplated is one that can be utilized for whichever product or application is specified and then configured with the needs of the customer in mind. The strategic business objective is to achieve efficiencies throughout the commercialization process from prototype development to commercial production, as well as to better position our technology for strategic partnerships and joint development in other industry applications.

Even if we are successful in arranging for manufacturing facilities which will meet our physical production needs, transforming our technology into commercial production will involve refinement of our prototypes, including the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, into finished vendible units. Final production models must take into account all relevant commercial standards for durability, usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. Some of our components are the first of their kind, and we expect that they will naturally encounter initial design, performance, reliability and maintenance problems. We intend to conduct this work both internally and with the assistance of outside strategic partners, consultants, or through collaborative associations such as that entered into with Siemens Maintenance Services, LLC. At present, it is still premature for us to fix suggested manufacturer's pricing on the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3. However, based on early cost analysis and pricing guidance from our component suppliers, we expect that as we shift manufacturing from one-off production to volume commercial production, and fully expense certain non-recurring engineering and design costs, we should see a significant decrease in our cost of goods sold. These estimates are subject to significant change depending upon a number of factors including, but not limited to: general economic considerations, the price of our component materials, the type of manufacturing terms we can negotiate with any third-party manufacturers, changes in the labor market, and our ability to finance our own in-house manufacturing capability.

Of course, there can be no assurance that we will be able to raise the capital necessary to launch our product successfully, or that we will achieve the minimum number of orders we would need to produce our products at any given profit margin. These, and other risks, are discussed in more detail under the heading Risk Factors in this Report.

DEVELOPMENT OF STOICHIOMETRY

The concept upon which our stoichiometric technology is based, associated particle imaging or "API", was first conceived in 1982. A U.S. Department of Energy committee reported in 1989 that the concept was scientifically valid, but impractical within the capabilities of the equipment then available, which failed to return stoichiometric results that identified the chemical formula of the target compound. Based upon his belief in the potential of the technology, our CEO, Chairman and Chief Scientist, Dr. Bogdan C. Maglich, formed HiEnergy Microdevices, Inc. in 1995 to pursue the development and ultimate commercialization of the API technology. With the assistance and cooperation of an industry-university-governmental lab cooperative effort that included the U.S. Army's Night Vision and Electronic Sensors Directorate, the Department of Energy's Special Technologies Laboratory, the Lawrence Berkeley National Laboratory, the University of California, the Massachusetts Institute of Technology, and EG&G ORTEC (now a division of American Measurement Technology, Inc.), HiEnergy succeeded in 1997 in reviving associated particle imaging by incorporating recent developments in microchip electronics, and called the technology "atometry." Stoichiometry was first scientifically validated in tests conducted at the U.S. Department of Energy's Special Technologies Laboratory in Santa Barbara in 1998, and the results of these tests were publicly presented for the first time at the White House International Symposium on Drug Control Policy in 1999 and published in the symposium's proceedings: [Proc. of 1999 ONDCP Intern. Technology Symposium, the White House Executive Office of the President, p. 9-37; Gov. Dvc: NCJ-176972]. The Office of National Drug Control Policy at this time was one of the primary proponents of the use of pulsed fast neutron interrogation technology to detect illicit drugs through the non-invasive identification of chemical formulae. The various military branches of the United States soon began to explore the efficacy of fast neutron-based technologies to detect explosives; however, it is only within the last few years that technological advances have made this technology sufficiently accurate and mobile to be truly practicable in the field.

THE ADVENT OF THE "MINISENZOR"

In the course of research on the stoichiometric API (imaging) detector, Dr. Maglich realized from the results collected by our research team in 2002 and 2003 that a stoichiometric explosive detector could be made without imaging, that is, without the use of the elaborate API technique. He has named this invention "MiniSenzor", in order to distinguish it from the API detector which had previously been named "SuperSenzor". Our use of the letter "z" in these names was for trademark purposes; however we have not yet filed any applications to register such names with the U.S. Patent and Trademark Office or with any state.

The stoichiometric detector without API is slower, its range much shorter and it has no imaging ability, but it would cost approximately 30% to 50% less, would be much more portable (smaller and lighter) and could be used for some important applications by bomb squads such as the detection of car bombs, unexploded ammunition, improvised (terrorist) bombs on the road, in airports, and so forth. Moreover, its lead time from the lab to product is much shorter and it is covered by our previously-filed patent application. An early-stage prototype of the CarBomb Finder was first built in August 2003, and in September, 2003, this device was successfully tested by the Spanish AENA inspectors. Its further development has occurred as described elsewhere in this Report.

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

      o During the period 1998-2002, in live blind tests conducted for the U.S. Customs Office, our stoichiometric technology demonstrated the ability to identify, from three feet away, (1) explosive simulant through steel or soil; and (2) cocaine simulant through rice. These tests were conducted in the presence of U.S. Customs Office officials using unknown samples selected by the officials.

      o During the period 1998-2002, in live blind tests conducted for the Department of Defense at the Special Technologies Laboratory of the U.S. Department of Energy in Santa Barbara, California, our stoichiometric technology demonstrated the ability to identify, from three feet away, anthrax simulant (dead spores) through paper. These tests were conducted in the presence of Department of Defense officials using unknown samples selected by the officials.

      o On January 9, 2003, in open-air field live blind tests conducted by the U.S. Navy at its Naval base in Indian Head, Maryland, our stoichiometric technology demonstrated the ability to determine chemically, from the outside, whether or not the enclosed contents of an artillery shell and other containers was an explosive or an inert substance. In these tests, our stoichiometric technology was able to differentiate TNT explosive from the plastic explosive "Semtex"; gasoline from diesel fuel; and fertilizer from the military grade explosive "RDX."

      o In September 2003, at our laboratory facility in Irvine, California, we performed two days of on-site demonstrations of our explosives detection technology on unmarked samples for the Security Manager and Director of Equipment and Installations of the Directorate of Spanish Airports and Navigation (AENA). The Spanish officials performed dozens of live blind tests with our stoichiometric technology, and successfully detected both nitrogen-based and potassium chlorine-based explosives.

      o On October 9, 2003, a technical inspector from the Transportation Security Agency conducted live tests at our laboratory facility in Irvine, California, and concluded that our stoichiometric technology easily differentiated peanut butter from explosives.

      o In March 2004, we conducted a series of in-field tests of its Anti-Tank Landmine Detector for the United States Army's Night Vision and Electronic Sensors Directorate in Fort Belvoir, Virginia, our stoichiometric technology was able to decipher chemical formulas of explosives within buried landmines.

      o In October 19, 2004, we successfully conducted live blind tests of our SIEGMA(TM) 3E3 at the NATO International Symposium on Countering Improvised Explosive Detection (IED), on the grounds of Army Engineer Academy at Hoyo de Manzanares, near Madrid, Spain. During the demonstration, which occurred in front of approximately 300 military and civilian law and security enforcement officers from 23 NATO members and candidate states, the SIEGMA(TM) 3E3 was able to determine whether or not the contents of various closed containers were explosives or inert substances.

      o On February 15, 2005, we successfully conducted live blind tests of our SIEGMA(TM) 3E3 at the 7th International Defense Exhibition & Conference (IDEX) held in Abu Dhabi, United Arab Emirates in front of approximately 350 of the conference participants, which include more than 800 government officials and military representatives from over 45 countries, including the US, Canada, China, and Great Britain, and more than 920 journalists. In the blind tests, the SIEGMA(TM) 3E3 system was able to correctly discriminate explosive from non-explosive compounds, remotely and through steel, in a matter of 1 to 5 minutes, depending on the mass of explosive.

      o On March 30, 2004, we successfully conducted live blind tests of our SIEGMA(TM) 3E3 at the U.S. Marine Corps Base at Quantico, Virginia, hosted by the FBI and the Washington, D.C. Metropolitan Police Bomb Squad for an audience of 32 federal, state, and local homeland security professionals from police departments, port authorities, bomb squads and special operations divisions from across the country, as well as representatives from Turkey and the U.S. Army and Marine Corps. In the live blind-tests, we were able to correctly discriminate in each of the tests explosives from non-explosives in a matter of 35 seconds to 5 minutes, depending on the mass of explosive.

      o On May 17, 2005, we successfully conducted live blind tests of our SIEGMA(TM) 3E3 at the Tactical Training Facilities of the New York Police Department Bomb Squad in Rodman's Neck, New York for an audience of more than 25 counter-terrorism professionals. In each case, we were able to correctly discriminate and confirm explosives from non-explosives in a matter of 25 seconds to 5 minutes, depending on the mass of explosive, with no "false positives" or "false negatives".

      o On June 13, 2005, we successfully conducted live blind tests of our SIEGMA(TM) 3E3 at the Alameda County Sheriffs Office - Office of Emergency Services in Dublin, California to an audience of more than 30 counter-terrorism and homeland security professionals from the greater San Francisco Bay Area. During the tests, we were able to correctly discriminate and confirm explosives from non-explosives in a matter of 25 seconds to 5 minutes, depending on the mass of explosive.

      o On July 13, 2005, we successfully conducted live blind tests of our SIEGMA(TM) 3E3 at the San Diego County Regional Airport to an audience of more than 15 counter-terrorism and homeland security professionals from the greater San Diego Area. In each case, we were able to correctly discriminate and confirm explosives from non-explosives in a matter of 25 seconds to 5 minutes, depending on the mass of explosive.

While each of these tests has forwarded the validation of our stoichiometric technology as an accurate means for detecting explosives and contraband, we cannot provide any assurance that the agencies or organizations involved will purchase any products from us in the future other than those orders discussed previously in this Report..

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

We are currently in Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate (NVESD). Under the contract, we are to develop and test our Anti-Tank Landmine Detector 7AT7 over a two year period, which may be extended at the option of the U.S. Army, and the U.S. Army will pay a portion of our research and development costs on a periodic basis during the term of the contract. Our estimated cost to complete Anti-Tank Landmine Detector 7AT7 was $1,400,000. We received $70,000 in SBIR proceeds to complete Phase I and, on January 15, 2003, we executed a contract with the U.S. Army for Phase II valued at $415,000. Work commenced in January 2003 under Phase II of the contract. In January 2004, the U.S. Army exercised its option for the second year of Phase II, valued at approximately $364,000. Work commenced on the second year of Phase II on March 1, 2004, which ended in March 2005. During the second year of Phase II, the NVESD requested Congress to provide the $1 million needed to complete the financial requirements based on our estimates to complete development work under the program. This request was included and authorized in the Defense Authorization Bill signed into law by President Bush on October 28, 2004. As of this date, no award out of the $1 million authorized has been made and we have not received a definitive answer as to when, or whether, such funds will be awarded to us. The U.S. Army is under no obligation to continue to assist in funding our research and development costs beyond Phase II or any subsequent extension, or to purchase the Anti-Tank Landmine Detector 7AT7 once we have completed development activities. In June 2005 we requested a supplemental authorization in the amount of $2 million for stoichiometric detection of landmines and improvised explosive devices in connection with the NVESD program, which request has been included in the Defense Bill FY2006 to be voted upon by the Congress.

During the week of March 15, 2004, we conducted a series of in-field tests of our Anti-Tank Landmine Detector for the NVESD at their compound in Fort Belvoir, Virginia as part of the Phase II of SBIR Contract No. DAAB07-03-C-P002. In accordance with the terms of the contract, the results of the tests and other all work performed under the contract with them must remain confidential.

On September 29, 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA) upon our selection as one of only ten companies in the government's Manhattan-II Project, which was established by the TSA to identify "emerging and revolutionary new technologies" that could significantly improve aviation security and reduce operational costs. Our proposal was for a new stoichiometric explosive detector design for aviation security applications, specifically for the detection and confirmatory screening of checked baggage. Under the agreement, we are to provide proof-of-concept for our "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue working with us. As of June 30, 2005, we earned $367,141 and completed Stage 1. The TSA will continue to pay our research and development costs on a periodic basis during the term of the Cooperative Agreement, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. A decision by the TSA as to our participation in Stage 2 of the program is expected before October 2005. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 2 funded amount and there can be no assurance that we will be extended another contract to continue under the Manhattan-II Project after the completion of Stage 2.

On July 15, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), a subsidiary of Koniag, Inc., an Alaskan Native Corporation, located in Alexandria, VA. The Subcontract was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration with the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army and D.C. Capitol Hill Police. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005.

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

PATENTS

To date, the following eight patent applications and one provisional patent application have been filed and are pending with the U.S. Patent and Trademark Office. Certain of the patent applications have also been filed under the Patent Cooperation Treaty and/or with the World Intellectual Property Organization, and certain foreign jurisdictions, as indicated.

      o On February 17, 1999, we filed a patent applications captioned "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" under the Patent Cooperation Treaty (PCT). The patent was published in September 1999 and entered the national phase in Japan, Canada and the European Union. Accordingly, we filed patent applications with patent agencies in Canada, Japan and the European Union on August 14, 2000, August 18, 2000 and September 14, 2000, respectively.

      o On February 20, 2001, we filed an application captioned "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" with the U.S. Patent and Trademark Office. The patent was published in September 2003. The U.S. Patent and Trademark Office has since split this application into four distinct inventions and requested that we write four separate patent applications, following the most recent meetings with experts and the patent examiner at the U.S. Patent and Trademark Office in February 2005. On April 6, 2005, we resubmitted the application with petition that the U.S. Patent and Trademark Office accord it "special" status. The process of examination had been halted during the period of October 2002 to April 2003 as the result of a Secrecy Order placed on the application by the U.S. Army. This order was removed in March 2003 on the grounds that the same disclosure has been published in Europe in our other patent applications. We consider that, with exception to these delays, the patent approval process is proceeding as should be expected.

      o On June 18, 2001, we filed a patent application captioned "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging" with the U.S. Patent and Trademark Office. The patent was published in September 2003. Following the most recent meetings with experts and the patent examiner at the U.S. Patent and Trademark Office in February 2005, we resubmitted the application on April 6, 2005 with petition that the U.S. Patent and Trademark Office accord it "special" status.

      o On June 18, 2002, we filed an application captioned "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging" under the Patent Cooperation Treaty (PCT). The patent was published in March 2004 and entered the national phase in Canada and the European Union. Accordingly, we filed patent applications with patent agencies in Canada and the European Union on September 9, 2003, respectively.

      o On June 18, 2002, we filed an application with the International Bureau of the World Intellectual Property Organization (WIPO) captioned "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging".

      o On March 11, 2004, we filed a U.S. Provisional Patent application captioned "Method and Apparatus for Measuring Wall Thickness in a Conduit" with the U.S. Patent and Trademark Office. On March 11, 2005, we filed a patent application with the U.S. Patent and Trademark Office with petition that the U.S. Patent and Trademark Office accord it "special" status.

      o On March 11, 2005, we filed a patent application captioned Method and Apparatus for Measuring Wall Thickness in a Conduit" under the Patent Cooperation Treaty (PCT).

      o On March 21, 2005, we filed an application captioned "Binocular Method and Apparatus for Stoichiometric Analysis and Imaging Using Subatomic Particle Activation" with the U.S. Patent and Trademark Office with petition that the U.S. Patent and Trademark Office accord it "special" status.

      o On March 23, 2005, we filed an application captioned "Method and Apparatus for Analyzing Chemical Compounds Using Subatomic Particle Activation" with the U.S. Patent and Trademark Office with petition that the U.S. Patent and Trademark Office accord it "special" status.

Patent applications filed under the Patent Cooperation Treaty (PCT), by designating any or all of the 128 Contracting States (as listed at the PCT website [http://www.uspto.gov/web/offices/pac/dapp/pctstate.pdf]), allow for simultaneous patent protection. The World Intellectual Property Organization
(WIPO) is a specialized agency of the United Nations which administers 23 international treaties dealing with different aspects of intellectual property protection and includes the participation of 182 nations, as listed at the WIPO website [http://www.wipo.int/directory/en/].

The original inventor on all of our patent applications, except for the one filed in March 2005, was Dr. Bogdan Maglich, who serves as, among other executive positions, our Chief Scientific Officer. Our March 2005 patent names Dr. Kevin McKinny, our Senior Scientist and Project Team Leader, as the original inventor. In accordance with our Company policy, both individuals have fully assigned their rights in and to the technology, including any corresponding patents awarded through the U.S. Patent and Trademark Office, to HiEnergy Technologies. All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property solely with us.

In the development of our stoichiometric technology, we have not used any third-party intellectual property or other rights, and we have no licensing or use arrangements of any kind with respect to any aspect of our technology. We presently do not anticipate the need to do so in the future, although this may be subject to change.

As noted in the Section entitled Risk Factors: Intellectual Property Risks, our ability to obtain patent protection with respect to any future inventions we may create or develop could be jeopardized to the extent that some or all of the funding we used in creating or developing such invention came by way of an SBIR grant, or from other governmental sources of research and development funding, which require that certain royalty-free rights be granted to the federal or other government providing the funds. Furthermore, the federal government does not agree to protect proprietary rights developed under SBIR grants for more than four years, and other granting agencies may have similar or better terms which could result in the public release of proprietary information significantly earlier than would be the case in a purely private funding relationship. To date, none of our technologies has been impacted by this risk, but there can be no assurance that we will not rely on SBIR grants or other similar funding, if available, to develop additional technology and, if we do, our rights to exploit the intellectual property we develop could be impacted as described above and in the Risk Factors section of this Report.

NON-PATENTED PROPRIETARY TECHNOLOGY

To prevent our proprietary stoichiometric software and associated algorithms from potentially falling into the hands of terrorists or other unauthorized users, we converted our proprietary software into firmware. This consists of a Field-Programmable Gate Array (FPGA) chip and board, containing the software and associated algorithms, which is automatically erased if invaded. Additionally, the FPGA hardware solution, aside from providing for security protections, augments processor performance, reduces power consumption and maximizes algorithm performance. With the aid of Celoxica Ltd., a leading C-base design and synthesis tools consultant, we have completed the firmware development and successfully integrated the customized FPGA hardware in our product designs. The implementation of the FPGA hardware eliminates the need to host our proprietary software and associated algorithms for an external host computer device, and renders it possible to have the entire complex program handled by a palm computer or tablet P.C. We are currently working on making this item a serially-produced component for volume production and estimate significant cost savings as we achieve certain economies of scale.

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

Our technology has several advantages from the perspective of radiation safety, which are:

      o The CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3 do not require a customized neutron source or emission methodology to work with our application. Our devices use a standard neutron source, known as the `sealed tube neutron generator', the properties of which have been well established for decades. This type of neutron generator is routinely used in hospitals, general industry, oil prospecting, controlling the quality of coal, cement and mineral ores, and for medical and general academic research, among other uses.

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

      o The CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3 are typically turned on for a period of only 10 to 30 seconds, with a maximum of 2 minutes in difficult to decipher cases. Once the inspection is over, the residual radiation from the metal components of the neutron generator is insignificant (measured in mini-Sieverts), has a range of about one foot to three feet in the air and ordinarily lasts only about 30 minutes. Accordingly, there is no known danger to persons who later handle the objects that have been exposed to neutrons through examination by our devices.

As the manufacturer of a device involving a fast neutron generator, as stated above, we must comply with NRC regulations governing radiation exposure in the design and manufacturing of our products, including those relating to the shielding of workers in our facilities. The type and thickness of the material used to shield our personnel and the nature of the procedures (including how close an operator of our devices may be to the source of radiation) are defined by the NRC and other regulatory authorities. Radiation workers, who have been trained to work with radiation as part of their job functions, can be subjected to radiation levels that are 50 times greater than the exposure levels permitted for members of the general public. Accordingly, depending on the configuration and application of our devices, or whether or not trained radiation workers are only present, the shielding and operating procedures will vary based on the duration and level of radiation emissions and possible exposure to both the operator and the general public. For example, our CarBomb Finder(TM) 3C4 in its vehicle or van configuration, which may require the operator to remain in the driver's compartment during use for lengths of time, would require extraordinary shielding between the compartment and the radiation zone, which, in this case, includes a metal barrier and other insulation. In wireless configurations, in which the operator can execute all procedures remotely, and the public is not exposed directly or residually, shielding and operating procedures would be less stringent. Although the radiation exposure to the public from use of our devices is negligible, our policy is to avoid its use in public places as much as possible (although we have no control over what customers will do with the devices in the future once they pass out of our possession). Bomb Squad police have informed us during past demonstrations that in any event they routinely first clear the affected area of public bystanders to within 100 feet before turning on a radiation device.

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

Management believes that the sale of the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, and any future explosive detection equipment (incorporating a neutron generator) developed by us to be used by civil authorities to fight criminal and terrorist activities outside of the United States, would be subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security (BIS). The licensing program affected under the Bureau of Export Administration is designed to monitor exports of items which could adversely affect regional stability or the military balance within a given region, and to protect the national security and foreign policy interests of the United States. These regulations have been expanded to include controls on explosive detection equipment technology, and classified such equipment, including related software and technology, under Export Commodity Control Number
(ECCN) 2A983 in April 2003. Although we have not submitted a formal commodity classification request to the BIS, we believe that the CarBomb Finder would most likely be classified under ECCN 2A983. The effect of this classification would be to impose a license requirement for Regional Stability reasons for the export of explosive detection equipment, software and technology to all destinations except members of the North Atlantic Treaty Organization (NATO), Australia, Japan, and New Zealand.

According to the BIS' own website [www.bxa.doc.gov/PoliciesAndRegulations/ 04ForPolControls/Chap3_ RegStability.htm], "the U.S. Government will generally consider applications for such licenses favorably, on a case-by-case basis, unless the export would significantly affect regional stability." Accordingly, if sales of our currently-anticipated products are made to countries which are not restricted pursuant to the Commerce Department's listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", no special licensing will be required. Sales to restricted countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the Department of Commerce, may require us to obtain federal licensing, and there can be no guarantee that we will be able to obtain such licenses at that time. Some of our products in development may be deemed regulated military devices subject to special export restrictions under the U.S. Department of State regulations and/or subject to the U.S. International Trafficking in Arms Act. However, in the event that any of our future products are conferred "dual use" status (meaning that they can be utilized for both commercial and governmental/defense applications), such as our landmine detection equipment currently in development, their export could instead be subject to the control regulations administered by the BIS, which generally are less stringent.

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

In order to be designated as a QATT by the US Department of Homeland Security ("DHS"), a company must file an application with that agency showing that the technology "will prevent, detect, identify or deter acts of terrorism or mitigate the harm that such acts might otherwise cause". Companies can also apply to be certified as an "Approved Product (or Service) for Homeland Security." There are substantial benefits to any company which does receive such designation or certification, including that such company, if sued as a result of any claim arising out of a terrorist act:

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

      o a requirement that plaintiffs reduce the amount of any damages they awarded from seller's of certified products by any amounts such plaintiffs receive from "collateral sources", such as insurance benefits or other government benefits; and

      o an initial presumption, albeit rebuttable, that the seller of certified products is entitled to use the so-called "government contractor defense" (which provides certain limitations on the ability of plaintiffs to recover damages from manufacturers who provide products that meet government specifications, if they have a faulty design), on sales made to both government and private sector purchasers.

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

SUBSIDIARIES

We have four subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International, Inc, and HiEnergy Europe, Ltd. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003, and is a wholly-owned subsidiary. HiEnergy Defense focuses on marketing military and defense applications of our technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005, and is a wholly-owned subsidiary. HiEnergy Mfg Company, Inc. was formed for the purpose of creating a separate entity for the manufacturing and assembly of our products. We expect to have a pilot manufacturing program in place and fully operational following the completed launch of our sales program. HiEnergy International, Inc. was incorporated under the laws of the State of Delaware in July 2005, and is a wholly-owned subsidiary. HiEnergy International, Inc. was formed for the purpose of creating a separate entity for the sales and servicing of our products overseas, excluding Europe, and primarily the Middle East and Africa. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004, and is a wholly-owned subsidiary. HiEnergy Europe is presently not operating, but will focus on marketing our technology throughout the European Union (EU).

On January 25, 2005, we completed a short form merger to acquire the remaining outstanding stock of our former subsidiary, HiEnergy Microdevices, Inc., and issued 452,059 shares of common stock to HiEnergy Microdevices stockholders on the basis of 22.3524 HiEnergy Technologies shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange), and all the assets and liabilities of HiEnergy Microdevices became assets and liabilities of HiEnergy Technologies. Additionally, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

EMPLOYEES

We have 14 full-time employees as of the date of this Report, comprised of 2 executive officers; a controller; a director of sales and marketing; 4 full-time research and development employees; 2 engineering technicians; 3 administrative employees; and 1 executive officer of our wholly owned subsidiary, HiEnergy Defense. Inc. We also have 1 part-time research scientist and 3 independent consultants as of the date of this Report, comprised of 1 engineering consultant, 1 paralegal consultant and 1 production and manufacturing consultant. We believe that our employee relations are favorable. None of our employees are represented by a collective bargaining unit. To the extent we may need additional manpower support especially as our one-off manufacturing efforts commerce in earnest, we have been granted access to a fully-equipped machine shop by Del Mar Avionics, which maintains its principal place of business in our same building, and we are able to use its staff of machinists on an hourly-rate basis.

ITEM 2. DESCRIPTION OF PROPERTY

On September 30, 2002, we relocated our offices to 1601-B Alton Parkway, Irvine, California 92606. Our offices consist of approximately 6,600 square feet. We entered into a three-year operating lease agreement with Del Mar Avionics, an affiliate of Bruce Del Mar, one of our former directors, for its offices in Irvine, California. The lease provides for monthly rent of $8,000, for months 1 through 18, and $8,320 per month for months 19 through 36. In January 2004, we executed an addendum to the lease agreement to lease an additional 4,470 square feet of space within the same building in which our offices are located. The addendum begins on February 1, 2004. The additional monthly rent will be $4,373 per month for months 17 and 18, and $4,545 per month for the remainder of the lease term. The general lease expires in September 2005. As of the date of this Report, we are negotiating a renewal to the lease and addendum lease for up to an additional three years.

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

ITEM 3. LEGAL PROCEEDINGS

PHILIP GURIAN AND BARRY ALTER: OUR REVERSE TAKEOVER

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

YEFFET SECURITY CONSULTANTS, INC.

HiEnergy is currently arbitrating a dispute with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"). We entered into a consulting agreement with YSCI in July 2002. Under the terms of this agreement, YSCI was to provide consulting services to us to further our marketing and business objectives. On October 29, 2003, we notified Yeffet Security Consultants that we were terminating its contract on the grounds of inadequate performance. YSCI alleged that we breached the consulting agreement and is seeking to recover $449,540.91. We deny this allegation and intend to defend it vigorously in arbitration. Depositions in this matter began for us in New Jersey on December 15, 2004 and for YSCI in January 2005. As of this date, we and our legal counsel have made no other determination as to the merits of, or possible defenses to, the arbitration.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

As described earlier in this report, we have received two Subpoenas for information from the Securities and Exchange Commission ("SEC"). One, dated April 12, 2004, required us to supply them with documents pertaining to a presentation which Dr. Bogdan Maglich, our Chief Executive Officer, Chief Scientific Officer, Treasurer, President and Chairman, gave at the Investment Opportunities in Homeland Security and Defense Conference in Washington, D.C. in March 2004, regarding HiEnergy's key markets, business strategy and financial projections, and which included information that was not disclosed in a concurrent registration statement we filed with the SEC on Form SB-2. A subsequent letter, dated May 24, 2004, requested documents substantiating statements we had previously released in a press release regarding our discussions with a consortium calling itself the Dallas-Fort Worth Homeland Security Alliance. We voluntarily responded to both requests for documents, as well as to a second Subpoena, dated June 30, 2004 received from the SEC which pertained to all documents and information we have with respect to the restatement of our 2002 and 2003 financial statements, which we had announced on June 9, 2004. Our auditors, Singer, Lewak, Greenbaum & Goldstein, LLP also received a similar Subpoena from the SEC. As of the date of this Report, these Subpoenas had both been responded to, and we have received no further word from the SEC on the progress of this aspect of its investigation.

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

FILED COMPLAINTS

In January 2005, we were served with a Summons and Class Action Complaint for Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named HiEnergy, its Chairman, among other named defendants on behalf of a class of persons who acquired our stock during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re:
HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and our purported failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. We engaged two legal firms to vigorously defend us in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, we timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of HiEnergy or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of HiEnergy to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order, as anticipated. Our counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

In March 2005, we were served with regard to a Complaint filed against us by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $10,640. A hearing before the California Labor Commissioner was held on April 21, 2005 in which the plaintiff failed to appear before the Court. We received a Notice of Dismissal of the case on April 25, 2005.

In April 2005, a claim was filed against us with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc. ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection of $107,300 allegedly owed to the partnership for services purported to have been fully-provided to us. We engaged local counsel and filed on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting our Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against us related to the matters within its claim. Our counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

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

Risks Related To Our Business

General Business Risks

We have a history of losses and an accumulated shareholders' deficit of $31,800,161 as of April 30, 2005, and we may never achieve profitability.

We have not generated any significant revenue from operations during the past two fiscal years, and we have incurred net losses available to common shareholders every year since our inception, including $9,984,565 for the year ended April 30, 2005, as compared to $8,183,346 for the prior year period. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype devices: the CarBomb Finder(TM) and SIEGMA(TM). To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

For the last two fiscal years, we have experienced average monthly operating expenses of approximately $340,000, and no revenues from operations to offset that amount. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) is poorly received or fails altogether.

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

While we have developed prototypes of our CarBomb Finder(TM) and SIEGMA(TM) systems, and are introducing our first commercial products, which include the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, except for the orders placed by our exclusive distributor in the Middle East, EEMCO, which is owned by one of our Directors, Compania de Aprovisionamiento Especifico S.L. of Spain, and Southeastern Pennsylvania Transportation Authority (SEPTA), we have made few sales. Because of the few orders and the fact that the markets of the CarBomb Finder(TM) and SIEGMA(TM) remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history.

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

To the best of our knowledge, as of the date of this Report, no customer, industry partner or governmental entity has used a CarBomb Finder(TM) device to detect explosives, other than in demonstrations. We have not had independent testing of the CarBomb Finder(TM) device to rate or certify its functionality in explosive detection, nor have we commissioned an independent market or research study to determine its market potential. Consequently, the commercial viability of the CarBomb Finder(TM) and SIEGMA(TM) is unproven at this time. We also are unable at this time to qualify the amount and frequency of maintenance to be required by the CarBomb Finder(TM) and SIEGMA(TM), as we have no reference data regarding real world use of the devices and we have limited experience in causing, or simulating, extensive usage. A significant increase in the amount of maintenance required to keep the devices operating may result in unforeseen problems or customer dissatisfaction. If this were to occur, prospective customers could very well perceive that there are reliability problems with our products, which could reduce the demand for our products. If commercial opportunities are not realized from the use of the CarBomb Finder(TM) and SIEGMA(TM) systems and we have difficulty attracting and maintaining customers, our ability to generate revenues will be adversely affected. We also have not had the ability to undertake extensive testing in real-world situations, and cannot with certainty explain how the device would be impacted by severe weather, burning or excessive heat, a wartime environment, various topographies or other circumstances which maybe of particular importance to certain prospective customers or in certain regions. Without internal data in respect of these kinds of testing, customers may be reluctant to spend the funds necessary to purchase our CarBomb Finder(TM), SIEGMA(TM), or any of our other prototype developments, and the sales cycle may be longer than we have anticipated or may not materialize at all, either of which events would have a materially adverse effect on our business, operations and financial condition.

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

We have limited resources to devote to product development and commercialization. If the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) systems proves unsuccessful, any reallocation of resources could substantially harm our business.

Our business strategy is to develop, manufacture and market products incorporating our stoichiometric technology to address initially the security and counter-terrorism market and the chemical and petrochemical industry control market. Our current and primary objective is to commercialize our proprietary CarBomb Finder(TM) and SIEGMA(TM) systems. We believe that in the near term our revenue growth and profitability, if any, will substantially depend upon several factors, including the following:

      o our ability to raise additional capital to manufacture and market our current prototype devices, the CarBomb Finder(TM) and SIEGMA(TM);

      o our ability to raise additional capital for general and administrative costs relating to our operations;

      o our ability to manufacture the CarBomb Finder(TM) and SIEGMA(TM) systems in commercial quantities, at a reasonable profit margin;

      o receipt of any requisite approvals from the Nuclear Regulatory Commission (NRC), the Department of State, the Department of Commerce, the Department of Defense, and similar state or foreign authorities, as applicable;

      o market acceptance of the CarBomb Finder(TM) and SIEGMA(TM) and after-market satisfaction related to performance and maintenance issues;

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

We have introduced our systems, the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3 only recently, and all other applications of our technology are still in the early stages of development. These include, at present, our CarBomb Finder(TM) 3C5, Anti-Tank Landmine Detector 7AT7, Unexploded Ordnance Sensor 3UXO3, Bomb BombSquad Detector, and our Refractorymeter. For the fiscal year ended April 30, 2005, we spent $785,260 or 14% of total operating expenses on research and development. For the fiscal year ended April 30, 2005, we spent $4,947,315 or 86% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder(TM) and SIEGMA(TM) systems will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

If we fail to commercialize the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3, we will have no other products to sell until we complete their development and commercialization, which will require additional capital and time. As a result, our ability to generate revenues will decrease, which could substantially harm our business. Because we have limited resources to devote to product development and commercialization, any reallocation of resources to the commercialization of the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3 that proves unsuccessful may delay or jeopardize the development of other products. The development of new products may require time and financial resources much greater than what we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products. The development of our products for the detection of explosives, illicit drugs, biological agents and other contraband is highly complex.

Due to our losses and accumulated deficit, our auditors have raised concerns about our ability to continue as a going concern.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the years ended April 30, 2005, 2004, 2003 and 2002 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "during the year ended April 30, 2005, we incurred a net loss available to common shareholders of $9,984,565, and had negative cash flows from operations of $4,526,411. As of April 30, 2005, we had an accumulated deficit of $31,800,161 and were in the development stage. These factors, among others, as discussed in "Note 3- Going Concern" to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

Companies which possess much greater financial and other resources and have more manufacturing, marketing, sales and distribution experience than we have, may develop a technology which competes effectively with our stoichiometric technology, and we may be unable to capture or maintain market share.

Based upon our review of the industry, we believe that no other company today markets a technology which is similar to or competitive with our stoichiometric technology used in our CarBomb Finder(TM) and SIEGMA(TM) systems, and the other prototype devices referenced in this Report. The market for explosives and contraband detection equipment generally is dominated by a few very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a huge competitive advantage over us were they to begin to compete in our market. Our ability to market our technology as "unique" is dependent upon the fact that these larger, better-established companies do not have the ability to determine the exact identity, amount and weight of each element their equipment detects. If one of these competitors was to throw sufficient capital and other resources at developing a competitive technology, notwithstanding our efforts to secure protection of our core intellectual property rights, they might be able to do so, in which case it would be very difficult for us to compete and we might not be able to maintain our existing market share as of that point, or capture any additional market share, with our products. Furthermore, if one of these competitors were to develop a technology which was viewed as an improvement over our existing technology, our ability to maintain any segment of the neutron-based detection market might disappear altogether, which would have a materially adverse effect upon our business, operations and financial condition.

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

The terrorist attacks in the U.S. and other countries have brought devastation to many people, shaken consumer confidence and disrupted commerce throughout the world. The continuing threat of terrorism and heightened security measures, as well as current and any future military and civil action in response to such threat, may cause significant disruption to the global economy, including widespread recession. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will interfere with our efforts to raise additional capital to fund our operations through the development stage. If we are unable to raise sufficient capital due to economic conditions, we may be unable to finalize development of our detection systems under government contracts and to bring them to military, civil or commercial markets as planned.

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

In order to be successful, we must be able to manufacture, or contract for the manufacture of CarBomb Finder(TM) and SIEGMA(TM) systems in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finders(TM) or SIEGMAs(TM) for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, in August 2004, we retained Lockwood-Greene Engineering and Construction to develop a detailed conceptual plan for a manufacturing facility, and in March 2005, we formed HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate any manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finders(TM) and/or SIEGMAs(TM) at our facilities in Irvine and to continue this effort during fiscal year 2006, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

Our manufacturing strategy, as contemplated, depends on the following:

      o the ability to raise additional capital to cover the costs of constructing and equipping a facility and for the manufacturing of the CarBomb Finder(TM) and SIEGMA(TM) systems in quantities necessary to meet anticipated demand should approval by regulatory authorities be obtained;

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

Any of these factors, or the failure to execute them, could delay the manufacturing and commercialization of the CarBomb Finder(TM) and SIEGMA(TM) systems, lead to higher costs, irreparably damage our reputation with future customers due to factors such as quality control or delays in order fulfillment, and result in our being unable to effectively sell the CarBomb Finder(TM) and SIEGMA(TM) systems and substantially harm our business.

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

We anticipate that at least the first 10 units of our CarBomb Finders(TM) and/or SIEGMA(TM) systems which we may be able to sell will have to be manufactured in-house, one at a time, with limited staff and resources, and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot convert our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

We rely substantially on third-party suppliers and depend upon a limited number of suppliers of one of our components for our CarBomb Finder(TM) and SIEGMA(TM) systems (the gamma ray detector). The inability to obtain parts from these suppliers on a timely basis and the loss of product or delays in product availability from one or more third-party suppliers could substantially harm our business.

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

We have incurred net losses since our inception. For the fiscal year ended April 30, 2005, we reported net losses available to common shareholders of $9,984,565, as compared to a net loss available to common shareholders of approximately $8,183,346 for the fiscal year ended April 30, 2004. Our accumulated deficit through April 30, 2005 is $31,800,161. We expect that our losses will continue into fiscal year 2006. We estimate that our aggregate financial requirements will be between $8,000,000 and $10,000,000, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

The conference and website information referenced in the preceding Risk Factor stated that we had projected sales of 265 units at an average price of $223,396 per unit, including maintenance fees. These projections assumed that we would raise the money it needed to fund its conversion from a prototype development company to one which could manufacture its CarBomb Finder(TM) 3C3/3C4 and the Antitank Landmine Detector 7AT7 at commercial levels. Since the date that the projections were made, we have been unable to raise the capital necessary to achieve that objective. In addition, the availability of greater resources and interest to develop a line of products in response to the startling increase in the use by terrorists of home-made Improvised Explosive Devices, or IEDs, in Iraq and elsewhere, have led to a determination by us to focus more on deploying its SIEGMA(TM) 3E3, suitcase-borne, product which is designed to thwart this particular type of threat. The confluence of our inability to raise the funds necessary to scale up to commercial production at the levels previously assumed, together with the shift in its commercial priorities in order to respond to emerging risks, caused us to fail to meet our 2004 and 2005 projections. Accordingly, investors should not rely on these projections in making any determination whether or not to invest in, or maintain an investment in our stock. To the extent that any investor has so relied, and if the investor can prove that any misstatements we have made were intentional or reckless, that such investor's reliance on these misstatements was reasonable, and that the investor has suffered actual damages as a result of such reliance, than such investor may have a cause of action against us. If any investor were to prevail in making such assertions in any legal proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities.

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

Corporate Risks

ONE OF OUR STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER OF OUR STOCKHOLDERS, HAS SUBSTANTIAL INFLUENCE OVER THE DIRECTION OF THE COMPANY.

As of July 31, 2005, Dr. Bogdan C. Maglich , our Chief Executive Officer, Chairman, Chief Scientific Officer, Treasurer and President, would own approximately 22% of our outstanding shares upon exercise of all warrants and options held by him. Accordingly, he has a substantial influence in determining the outcome of certain corporate transactions or other matters submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. He also has the power to prevent or cause a change in control. It is assumed that in certain instances the interests of Dr. Maglich may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

We have identified areas of weaknesses in our internal controls which existed at the end of our fiscal year ended April 30, 2005. Although we have taken steps to remedy these weaknesses, our ability to implement and maintain a full system of internal controls and proper corporate governance will depend upon our ability to attract both capital and human resources, and if we are unsuccessful we risk being in violation of our public company reporting obligations in the future, which could give rise to potential regulatory and/or shareholder actions that could have a material adverse effect upon our business and financial condition, and the market value of our stock.

For the year ended April 30, 2005, our management identified material weakness in our internal controls and a lack of segregation of duties which resulted from, among other things, a lack of capital and human resources, a lack of a systematic and formal system of checks and balances in our corporate governance, the departure of key personnel and the resignation of various of our directors. We previously experienced a general weakness in recording equity transactions involving the grant of options and warrants which caused us to record these transactions at a later date than they occurred although, to our knowledge, this weakness did not result in any improper reporting on our financial statements. We also have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. We believe that our current system of internal controls, in light of the changes we have made since the end of fiscal year 2005, are generally adequate. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

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

The amount of the penalties paid or accrued as a result of the defaults described above through April 30, 2005 is 1,966,055 shares of common stock, $44,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 2,454,334 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

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

As of April 30, 2005, we have accrued and recorded a payroll tax liability of $424,597 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock, which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protection and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the $424,597 payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we plan to settle this liability as soon as we have the resources to do so.

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

There is a risk of dilution resulting from continued issuances of securities to management, employees, consultants, and related parties which may reduce the market price of our common stock, and may also lead to difficulty in obtaining additional equity capital.

We issued options to purchase 313,221 shares of our common stock to Dr. Bogdan Maglich in fiscal year 2004 and options to purchase 421,980 shares in fiscal year 2005 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. We also issued or committed to issue options to purchase 2,535,000 shares and options to purchase 1,425,000 in fiscal years 2005 and 2004, respectively, to employees and directors. As to consultants, we issued or committed to issue 402,455 shares and a warrant to purchase 100,000 shares to our former controller in fiscal year 2005, as compared to 558,500 shares, options to purchase 649,000 shares, and warrants to purchase 380,000 shares issued to consultants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 781,713 shares of common stock as of April 30, 2005. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We plan to issue a significant number of additional equity securities in the future and that will dilute the percentage ownership of the present holders or purchasers of our common stock.

There are 46,129,327 shares of our common stock outstanding as of April 30, 2005 (including 312,012 shares deemed subject to rescission rights), which does not include 30,038,949 new shares we have committed to issue upon exercise of options and warrants and convertible notes. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. If we issue all of the shares underlying currently outstanding warrants and options currently in-the money and convertible notes, this will result in approximately 13% dilution of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive approximately $22,116,597 in cash and approximately $1,332,773 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock. Further, we have sold through private placements, warrants that have cashless exercise provisions, in which the holder shall receive a net number of shares based upon the share price on the trading day preceding the exercise date of the warrant if the underlying shares of warrants with cashless exercise provisions are not registered under an effective registration statement by a certain date. Accordingly, in the event there is a large spread between the exercise price and the share price on the trading day of our common stock, a cashless exercise of warrants could result in a significant amount of additional shares.

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

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our warrants and options could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock. As of January 2005, our shares have appeared on the "Threshold Security List" published in connection with Regulation SHO, which may indicate questionable shorting activity involving our securities. We have also learned that our listing on the Berlin-Bremen Stock Exchange ("BBSE") by a third-party poses a risk to our stock and provides an avenue for such short trading activity by providing a loophole in the short sales regulations adopted by the National Association of Securities Dealers. The loophole is applicable to those shares traded in the U.S. stock market and listed for trading on a foreign stock market, such as the BBSE, and purportedly held in foreign brokerage accounts. While we have taken steps to effectuate the delisting of our stock from the BBSE, under the rules of that exchange an issuer does not necessarily have the right to compel such delisting and, accordingly, there can be no assurance if or when our stock might be delisted from the BBSE. If our stock were not promptly delisted from the BBSE, it could have a materially adverse effect upon the price of our shares in the market and increase price volatility, which could in turn affect our ability to raise needed capital, which could have a materially adverse effect upon our business, operations and financial condition.

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

                                                                                    ----------              -----------
                                                                                       High                      Low
                                                                                    ----------              -----------
    Fiscal Year 2004-2005

    Fourth Quarter (February 1, 2005 to April 30, 2005) (interim)                     $0.99                    $0.70

    Third Quarter (November 1, 2004 to January 31, 2005)                              $1.15                    $0.67

    Second Quarter (August 1, 2004 to October 31, 2004)                               $1.85                    $0.61

    First Quarter (May 1, 2004 to July 31, 2004)                                      $2.34                    $0.80

    Fiscal Year 2003-2004

    Fourth Quarter (February 1, 2004 to April 30, 2004) (interim)                     $3.05                    $1.11

    Third Quarter (November 1, 2003 to January 31, 2004)                              $1.29                    $0.77

    Second Quarter (August 1, 2003 to October 31, 2003)                               $1.86                    $0.61

    First Quarter (May 1, 2003 to July 31, 2003)                                      $0.62                    $0.40

    Fiscal Year 2002-2003

    Fourth Quarter (February 1, 2003 to April 30, 2003)                               $2.35                    $0.30

    Third Quarter (November 1, 2002 to January 31, 2003)                              $3.10                    $2.11

    Second Quarter (August 1, 2002 to October 31, 2002)                               $2.60                    $1.41

    First Quarter (May 1, 2002 to July 31, 2002)                                      $2.09                    $0.20

As of July 31, 2005, representing the last business day of our most recently completed fiscal quarter, we had 50,171,581 shares of common stock issued and outstanding, held by approximately 250 stockholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have.

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of our securities without registration from April 30, 2004 to the date of this Report:

      o In August 2005, we issued 196,576 shares of our common stock, par value $0.001 ("Shares"), previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section Regulation D and/or Section 4(2) of the Securities Act.

      o In July 2005, we committed to issue 1,200,001 Shares and warrants to purchase 1,200,001 Shares at $0.45 to various investors in a private placement in exchange for $540,000 in subscription receivable. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

      o In July 2005, we issued 78,982 Shares and committed to issue warrants to purchase 358,792 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

      o In July 2005, we issued 189,197 Shares to Sherbrooke Partners LLC, which converted convertible notes payable for $81,400, deemed subject to rescission rights, plus accrued interest of $3,739 with a conversion price of $0.45 per Share. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

      o In July 2005, we issued 62,222 Shares and warrants to purchase 217,777 Shares at various exercise prices between $0.45 and $1.50 to Brian C. Corday, in exchange for the cash equivalent of $28,000 in finders' fees due him. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

      o In July 2005, we issued 17,778 Shares and warrants to purchase 80,000 Shares with an exercise price of $0.45 to Brian C. Corday as a finder's fee. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

      o In July 2005, we issued 22,463 Shares to Matthew Balk and Jason Adelman pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 64,583 Shares at an exercise price of $0.45 per share. In connection with the cashless exercise, 42,120 Shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price. We believe the issuances of these securities were exempt under Section 3(a)(9) of the Securities Act.

      o In July 2005, we issued or committed to issue 129,174 and warrants to purchase 64,586 Shares at $0.65 per Share to David R. Baker, a member of our Board, in connection with the conversion of accounts payable for legal services rendered prior to his directorship in the amount of $59,420 at a price of $0.46 per Share. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In July 2005, we issued 25,185 Shares and warrants to purchase 12,593 Shares at $0.65 to Baker, Johnston & Wilson, a law firm, in connection with the conversion of accounts payable for legal services rendered in the amount of $11,586 at a price of $0.46 per Share. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In July 2005, we issued 30,000 Shares to Don Abbe, an engineer consultant engaged by us for services rendered. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

      o In July 2005, we issued 15,000 Shares previously committed during the prior year period to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 3,000 shares per meeting. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In July 2005, we issued 25,000 Shares to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 shares per meeting. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In June 2005, we issued 677,778 Shares and warrants to purchase 2,372,232 Shares at various exercise prices between $0.45 and $1.50 to various investors in a private placement in exchange for $305,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

      o In June 2005, we issued 437,627 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

      o In June 2005, we issued 32,820 Shares to Nicholas J. Yocca upon the conversion of a promissory note evidencing loans made to us in the aggregate amount of $14,000, plus $769 of accrued interest. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In June 2005, we issued 78,982 Shares and committed to issue warrants to purchase 353,101 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

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

      o In May 2005, we issued 78,982 Shares and committed to issue warrants to purchase 298,680 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

      o In May 2005, we issued 1,144,446 Shares and warrants to purchase 4,005,564 Shares various exercise prices between $0.45 and $1.25 to various investors in a private placement in exchange in exchange for $515,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of our next filed registration statement. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

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

      o In April 2005, we committed to issue 15,000 Shares to the members of our Board of Directors as compensation for meeting attendance. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

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

      o In August 2004, we issued a warrant to purchase 1,656 Shares at an exercise price of $2.75 and a warrant to purchase 653 Shares with an exercise price of $2.50 to Julian Echeverria as a finder's fee. We believe the issuances of these securities were exempt under Regulation S and/or Section 4(2) of the Securities Act.

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

      o In May 2004, Platinum Partners Arbitrage Value Fund LP exercised its option, obtained in January 2004, and purchased an additional $425,000 convertible promissory note with warrants to purchase 3,891,110 Shares at exercise prices between $0.45 and $1.25. They immediately converted the note along with the note purchased in January which included accrued interest, into 1,295,896 Shares. We believe the issuances of these securities were exempt under Regulation D and/or Section 4(2) of the Securities Act. The Shares were recorded as a current liability due to the notes being sold deemed subject to rescission rights.

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

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International, Inc., and HiEnergy Europe, Ltd, and its former majority-owned subsidiary, HiEnergy Microdevices, Inc.

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb Finder(TM) 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMA(TM) 3E3, a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. We are marketing our devices to governmental and private entities and are negotiating licenses for distribution of our devices with various industry partners. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and have yet to generate meaningful revenues from the sale of any products using its technologies.

We also continue to focus on the research and development of additional applications of our technologies and their further exploitation, both internally and through collaboration with third parties. We are currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of our core technology. Recently, we entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates our SuperSenzor (TM) technology into a baggage screening system. Our "stoichiometric" technology, or "Stoitech(TM)" has been incorporated into additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch:
(i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (iii) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (iv) a device we call a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, we have four wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International, Inc, and HiEnergy Europe, Ltd. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of our technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing our technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of our products. Lastly, HiEnergy International, Inc. was incorporated under the laws of the State of Delaware in July 2005 and was formed for the purpose of creating a separate entity for the sales and servicing of our products overseas, excluding Europe, and primarily the Middle East and Africa.

Prior to January 2005, we also had one majority-owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which Stoitech(TM) was initially developed by our Chairman and CEO, Dr. Bogdan Maglich ("Microdevices", and together with HiEnergy Europe, Ltd., HiEnergy Defense, HiEnergy Mfg Company, and HiEnergy International, Inc., the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, we assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

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

We have prepared our audited Consolidated Financial Statements on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. This going-concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described in Risk Factors: Risks Related to Our Business earlier in this Report, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements and accompanying Notes and the other financial information appearing elsewhere in this Report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We account for stock options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), and related interpretations.

The application of SFAS No. 123 in determining the fair value of the equity instruments granted requires judgment, including as to the expected life, stock price volatility for stock options and warrants, and expected dividends. Changes in any of these factors could materially impact the amount of expense recognized in the consolidated statement of operations for goods and services received from non-employees.

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

YEAR ENDED APRIL 30, 2005 COMPARED TO YEAR ENDED APRIL 30, 2004

For the fiscal year ended April 30, 2005, we incurred a net loss of $9,985,000, as compared to a net loss of $7,600,000 for the fiscal year ended April 30, 2004. Included in the losses are equity-based expenses of $5,381,000 and $3,793,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses were $4,947,000 for fiscal year ended April 30, 2005, an increase of $151,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable (CNP) as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                               Year Ended April 30, 2005                   Year Ended April 30, 2004
                     -----------------------------------------------------------------------------------------
                         Cash &         Equity                        Cash &         Equity
                         Accrued         Based                        Accrued         Based                       Increase/
                        Expenses     Compensation            Total   Expenses     Compensation         Total     (Decrease)
                     ----------------------------------------------------------------------------------------- ---------------
Salaries and               $ 767,000      $ 87,000       $ 854,000      $ 554,000       $     -      $554,000        $300,000
benefits
Consulting                   340,000       566,000         906,000        327,000     1,650,000     1,977,000     (1,071,000)

Legal fees                   752,000       390,000       1,142,000        772,000       127,000       899,000         243,000

Accounting fees              464,000             -         464,000        233,000             -       233,000         231,000
Investor  & public
relations                    244,000             -         244,000        420,000        47,000       467,000       (223,000)

Insurance                    169,000             -         169,000        147,000             -       147,000          22,000

Travel                       391,000             -         391,000        194,000             -       194,000         197,000

Other                        536,000       241,000         777,000        325,000             -       325,000         452,000
                     ----------------------------------------------------------------------------------------- ---------------
               Total     $ 3,663,000   $ 1,284,000      $4,947,000    $ 2,972,000   $ 1,824,000    $4,796,000       $ 151,000
                     ----------------------------------------------------------------------------------------- ---------------

For the fiscal year ended April 30, 2005, as compared to the prior fiscal year, salary and benefits expense increased $300,000. This increase was primarily due to the hiring of three additional personnel, replacing former personnel who had been employed at comparable lower wages, and normal pay increases and incentives. The hiring activity was associated with re-staffing certain vacancies which resulted from cash saving measures implemented in March 2003 that aimed to reduce operational expenses with a reduction of employee head count. The current year period included $87,000 of equity-based compensation in the form of a warrant issued to our previous controller and an in the money option to our current controller. We expect hiring activity as well as salary and benefits expense to increase throughout fiscal year 2006, as we move forward with the execution of our operating plan.

Consulting expenses for the fiscal year ended April 30, 2005 decreased $1,071,000 from the prior fiscal year. This decrease was attributable to a decrease in equity-based compensation of $1,084,000. Equity-based compensation for the current period of $566,000 consisted of $215,000 for common stock issued for strategic business consulting and $118,000 for common stock issued or committed to our board of directors for their services, and $233,000 for an in-the-money option given to a Director for his service. The prior fiscal year period charge of $1,650,000 was due to the issuance of common stock, options and warrants valued in aggregate at $722,000 for consulting services; common stock and options valued in the aggregate at $364,000 for director fees; commitment of common stock for a legal settlement valued at $14,000; and the expensing of an option in the amount of $550,000 upon the termination of a consultant's agreement in October 2003, pursuant to which an option was issued to the consultant in July 2002. No options or warrants were issued to consultants in the current year period. Our reliance on paying for services with equity instruments in lieu of cash has created greater charges to our results of operations due to the significant discounts required as a result of the restricted nature of the equity instruments, which reliance persists due to our failure to file and maintain an effective registration statement. For fiscal year 2006, we expect consulting expenses to decrease due to the increased hiring of employees and a lower reliance on consultants, as well as the corresponding decrease in the use of costly equity compensation.

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

Legal fees increased $243,000 for the fiscal year ended April 30, 2005 as compared to the prior fiscal year. Again, this increase was due to our having to issue discounted equity for services in lieu of cash, as discussed above. Equity-based compensation expense for legal services was $390,000 for the fiscal year ended April 30, 2005, all issued in the first quarter, compared to $127,000 of equity-based compensation for the prior fiscal year period. Year over year, legal fees for patent applications increased $32,000, which was due to our decision to resubmit certain patent applications with petition for special treatment and the division of our primary patent applications into separate applications at the request of the patent examiner. Excluding the increases for equity-based compensation and patent work, legal fees decreased $52,000 for the fiscal year ended April 30, 2005 as compared to the prior fiscal year, most notably decreasing in the second half of fiscal year 2005, as a result of our being able to internalize many legal and regulatory functions in connection with our effort to improve internal controls and reduce our reliance on outside legal services. We expect overall legal expense to remain comparatively high through the first half of fiscal year 2006, as we attempt to settle the current SEC issues, a class action law suit, and other pending legal matters disclosed in this Report, as well as file registration statements on behalf of employees and selling shareholders, and the Company.

Accounting fees increased $231,000 for the fiscal year ended April 30, 2005 compared to the prior fiscal year. This increase was due to significant accounting activity related to the restatement of our financial results for fiscal years 2002 and 2003 in conjunction with our audit for fiscal year 2004. As with legal fees, accounting fees decreased significantly in the second half of fiscal year 2005, most notably decreasing in excess of 50% in the second half of fiscal year 2005 as compared to the second half of fiscal 2004, as a result of normalized accounting activity and improvements to, and efficiencies achieved, in our financial controls. We expect accounting fees to decrease in fiscal year 2006, but remain higher than the norm as we complete the filing of our restated annual and quarterly financial results as well as file registration statements on behalf of employees and selling shareholders, and the Company. We expect to continue to make improvements to and generate efficiencies in our financial controls and plan to increase accounting staff, which should reduce external accounting costs.

Investor and public relations expense decreased $223,000 for the fiscal year ended April 30, 2005 as compared to the prior fiscal year. Of the $223,000 decrease, $47,000 was attributable to expensing of an option in the prior fiscal year which was issued to a public relations firm in fiscal year 2003. The decrease in investor and public relations expense was the result of our cost-cutting measures which included the elimination of one investor relations firm, as well as the redirection of resources toward more immediate concerns such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. We are striving to internalize many investor relations and shareholder services, but expect as increase in public relations and marketing activities. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis. Accordingly, we anticipate a moderate increase in investor and public relations fees throughout fiscal year 2006.

Insurance expense increased $22,000 in fiscal year 2005 over the prior fiscal year. This increase was primarily attributable to an increase for health insurance. In May 2005, we renewed our Directors and Officers liability policy for an additional year. Without a substantial cost increase, we were able to increase our coverage from $2,000,000 to $3,000,000. We expect insurance expense to increase throughout fiscal year 2006 as a result of increasing health insurance coverage as we expand operations.

Travel expenses increased $197,000 for the fiscal year ended April 30, 2005 over the prior fiscal year. The increase was attributed primarily to increased demonstrations throughout the year. During the fiscal year, we demonstrated our CarBomb Finder(TM) prototype in Istanbul, Turkey and our SIEGMA(TM) system at the NATO Symposium held in Madrid, Spain, at the IDEX exhibition in Abu Dhabi, and twice at the U.S. Marines Corps Base at Quantico, Virginia, including an exhibition at the Force Protection Equipment Demonstration (FPED). We expect that travel expenses for fiscal year 2006 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, such as in Spain, and general business activity increases in connection with our commercialization objectives.

Other expenses for the fiscal year ended April 30, 2005 increased to $777,000 from $325,000 for the prior fiscal year, an increase of $452,000. Of the $452,000 increase, $241,000 was due to amortization expense for common stock and a warrant issued in April 2004 for prepaid Edgar filing services. The issuance of equity for services has been costly to us for the reasons discussed above. The prior fiscal year other expenses included $33,000 for Edgar filing fees. Excluding the increase in Edgar filing fees, principally due to the utilization of equity-based compensation, other expenses increased $244,000. Equipment transportation expense increased from only $2,000 in the prior fiscal year to $101,000 for fiscal year 2005. The large increase in equipment transportation expense was due to the shipment of our prototypes, equipment and supplies to international and domestic locations in connection with the various demonstrations discussed under travel expenses. Also, in fiscal year 2005, we incurred $63,000 of business development expense either in conjunction with our various demonstrations, or the promotion of various strategies to bring our product to market, which includes $39,000 of sponsor/participant fees and contributions to industry symposiums and related events. Prior fiscal year expense for business development was only $3,000, while prior fiscal year contribution expense was only $4,000. The remaining $50,000 increase includes a $21,000 write-off of impaired assets and increases in fees associated with stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits, due to our expanding operations.

RESEARCH AND DEVELOPMENT

Net research and development expenses decreased $19,000 from the prior fiscal year. Excluding grant income, which increased $238,000 from the prior fiscal year, research and development expenses increased $219,000. No equity-based expenses were recorded for research and development. The major components of research and development expenses are as follows:

                                          Years Ended
                                ---------------------------------       Increase/
                                April 30, 2005     April 30, 2004       (Decrease)
                                ---------------------------------       ----------
       Salaries and benefits        $ 727,000         $ 677,000         $  50,000
       Consultants                    169,000            65,000           104,000
       Supplies                        86,000           151,000           (65,000)
       Travel                          17,000            17,000                --
       Depreciation                   187,000           128,000            59,000
       Other                          209,000           138,000            71,000
       Grant income                  (610,000)         (372,000)         (238,000)
                                    ---------         ---------         ---------
      Net                           $ 785,000         $ 804,000         $ (19,000)
                                    =========         =========         =========

Salaries and benefits related to research and development activities increased $50,000 for the fiscal year ended April 30, 2005 as compared to the prior fiscal year. This increase was due to normal increases and increased bonuses. In February 2005, we filled one scientific position vacated in July 2004 with the hiring of an additional research scientist, and we are attempting to fill another. Consulting expenses for fiscal year 2005 increased $104,000 over the prior fiscal year with $60,000 of the increase due to the engagement of a construction and engineering firm to design a manufacturing plan and facility, and assist in its location. The remaining $44,000 increase was due to contracting consultants for product engineering, facilitation of production, and development of software solutions. We expect salaries and benefits to increase throughout fiscal year 2006 with the addition of certain new scientific personnel to advance the development of our technology and devices, and to administer current and future grants.

Supplies expense decreased $65,000 for the fiscal year ended April 30, 2005 as compared to the prior fiscal year. Prior fiscal year expenses were excessively high due to the need to test various configurations of our prototypes, while fiscal year 2005 efforts were more directed at refining and established prototypes. We expect supply expenses to increase throughout fiscal year 2006 over fiscal year 2005, but remain below the fiscal year 2004 amount.

Travel expenses for our Scientists remained constant in fiscal year 2005 as compared to the prior fiscal year at $17,000 per year.

During fiscal year 2005, we added additional equipment costing $166,000 as compared to the prior fiscal year, during which we added additional equipment costing $258,000. Cumulatively, these additions have increased depreciation expense by $59,000 year over year. We expect equipment depreciation expense to remain relatively flat as we have reduced our capital expenditures year over year.

Other expenses for the fiscal year ended April 30, 2005 increased $71,000 compared to the prior fiscal year. The primary increase was due to increased rent and an equipment operating lease. Our building lease expense increased due to increases in both our per-foot-rate and total space. In fiscal year 2005, we began acquiring, under an operating lease, neutron generators which are one of our key components. Total lease payments and amortization of prepaid expenses was $32,000. Other expenses, including, telephone, furniture and fixture rentals increased consistent with our expanded business development efforts during the current period.

For the fiscal year ended April 30, 2005, we earned grant money of $610,000 compared to $372,000 for the prior fiscal year period. We completed the second year of a Phase II program under a SBIR contract awarded to us in August 2002 by the U.S. Army - NVESD. As of April 30, 2005, we have earned $780,000 against the contract. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products once we have completed development activities. As of this date, we have submitted a request for additional Phase II and/or Phase III funding but have not received any indication that additional funding will be made available to us under the program.

Under a cooperative research and development agreement entered into with the TSA in September 2004, the TSA is to provide funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with us. As of April 30, 2005, we have earned $306,000 in cooperative financing from the TSA to complete Stage 1, and are entitled to earn an additional $61,000 in contract proceeds to complete Stage 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of our products once we have completed development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. We recognize the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days.

Further, on July 15, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), a subsidiary of Koniag, Inc., an Alaskan Native Corporation, located in Alexandria, VA. The Subcontract was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration with the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army and D.C. Capitol Hill Police. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the subcontract. We recognize the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by ICRC, we will receive payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

DEPRECIATION

Total depreciation expense for the fiscal year ended April 30, 2005 and 2004 was $213,000 and $144,000, respectively. The increase in the amount of $69,000 in depreciation expense reflects $59,000 attributed to research and development equipment and $10,000 for general office equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Interest expense for the fiscal year ended April 30, 2005 increased to $897,000 from $538,000 for the prior fiscal year. The increase was primarily due to $786,000 of non-cash charges, $781,000 upon issuance of Convertible Notes Payable ("CNP") with detachable warrants to investors and $5,000 for the issuance of CNP to our former legal counsel during the current year period. This compares to $493,000 of non-cash charges, $385,000 upon issuance of CNP with detachable warrants to investors and $108,000 for the issuance of CNP to our former legal counsel for the prior fiscal year period.

During the fiscal year ended April 30, 2005, we expensed as interest the total proceeds of $781,000 received from the sale of CNP to investors compared to the expensing of the total proceeds of $385,000 received from the sale of CNP to investors in the prior year period. Some of the CNP included detachable warrants and under GAAP accounting rules the combined value of the beneficial conversion feature and the fair value of the detachable warrants, to the extent of the proceeds received, is amortized over the terms of the notes. Since the notes in both periods were sold deemed subject to rescission rights (as discussed elsewhere in this Report), the full amounts were immediately expensed. The fair value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The value of the warrants was determined using the Black-Scholes model.

During the fiscal year ended April 30, 2005, we expensed as interest a beneficial conversion feature of $5,000 against $26,000 in CNP issued to our former legal counsel for services rendered during the prior year. This compares to the expensing of $108,000 against $701,000 in CNP issued to our former legal counsel for services rendered in fiscal year 2004. The CNP were convertible immediately, therefore, the fair value of beneficial conversion feature was determined by taking the difference between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP.

The CNP to the investors carry a 5% interest rate and the CNP to our former legal counsel carry a 10% interest rate. These notes and other notes payable of lesser amount, generated aggregate interest expense of $111,000 for the fiscal year ended April 30, 2005, compared to $43,000 for the prior year.

Interest income for the fiscal years ended April 30, 2005 and 2004 was minimal.

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

For the fiscal year ended April 30, 2005, we recorded a $44,000 expense upon issuance of CNP with a face value of $44,000 as penalties for our delayed registration statement. Certain holders of previously issued CNP will continue to receive each month additional CNP equal to 2% of the original face amount of the notes or principal balance.

For the fiscal year ended April 30, 2005, we recorded $2,024,000 as a penalty expense upon the issuance or the committed issuance of 1,966,055 shares of common stock. Certain holders of unregistered common stock received and will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased.

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

For the fiscal year ended April 30, 2005, we recorded a $1,288,000 expense upon amending purchase warrants to provide for the issuance of up to 2,454,334 additional common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, we had cash and cash equivalents of $18,000 and $275,000 in grant money receivable for progress completed and collected in the first quarter of fiscal year 2006.

Other current assets, as of April 30, 2005 increased to $382,000 from $225,000 for the prior year end. Included in other current assets was a deposit of $208,000 towards the purchase of neutron generators with one vendor, a deposit of $42,000 towards the lease of neutron generators with a different vendor and deposits totaling $42,000 for other components. Other deposits consisted primarily of $10,000 for prepaid insurance, $44,000 for prepaid legal services and $36,000 of miscellaneous.

During the fiscal year ended April 30, 2005, our sources of cash were as follows:

                                                                                      Amount
                                                                                    ----------
      Sales or commitments of common stock                                          $2,671,000
      Sales of common stock deemed subject to rescission rights                        880,000
      Sales of convertible notes payable                                               100,000
      Sales of convertible notes payable deemed subject to rescission rights           300,000
      Proceeds from notes payable                                                       50,000
      Proceeds from notes payable- related parties                                     215,000
      Collection of CNP subscriptions receivable                                       425,000
                                                                                    ----------
                                                                                    $4,641,000
                                                                                    ----------

As of April 30, 2005, accounts payable increased to $1,288,000, an increase of $709,000 over the prior year end amount. A great part of this increase was due to our receipt of inventory components which are pursuant to a payment plan. We have continued to operate under a tightened cash position, requiring us to delay payments to some service providers and vendors. We foresee continued need for cash conservation measures as we strive to introduce our technology into the marketplace. Included in the total balance of accounts payable are significantly aged amounts that are being evaluated for legitimacy. Accrued expenses of $74,000 as of April 30, 2005 consisted primarily of a fee payable to an investment bank.

For the fiscal year ended April 30, 2005, we have accrued $32,000 of interest on an estimated payroll tax liability for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. Accrued interest on the estimated balance of $393,000 through the previous year end brings the total estimated liability to $425,000. See Note 8 to our Consolidated Financial Statements. As of April 30, 2005 we have accrued a payroll and payroll tax liability for the most recent period of $12,000.

As of April 30, 2005, we were delinquent on a note payable totaling $40,000 with a shareholder and related party. The note payable has been due on demand since November 1997, however, no demand has been received.

As of April 30, 2005, we have outstanding unsecured convertible promissory notes totaling $673,000 to our former legal counsel. The legal fees were expensed as a general and administration expense in the periods incurred. The notes bear 10% interest. $635,000 of the note became due on demand in April 2005, and the remaining $38,000 became due on demand in May 2005.

In June 2004, we sold $300,000 of CNP to Richard Melnick and Sherbrooke Partners LLC in connection with the exercise of an option to a second closing obtained in January 2004. We agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the investors exercising their option to purchase an additional $300,000 of CNP. The CNP have a two year term and bear interest at 5%, and when coupled with the proceeds allocated to the detachable warrants have an estimated effective annual interest rate of 49%. They are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and 240,000 at $1.25 per share. A summary of the amended warrants and exercise prices follows:

          Original Agreement                 Amended Agreement
     ----------------------------     ----------------------------
        Exercise       No. of            Exercise         No. of
         Price        Warrants             Price         Warrants
     ----------------------------     ----------------------------
          $  0.75         66,667          $  0.45         111,111
          $  1.25         40,000          $  0.75          66,666
          $  1.50         33,333          $  1.25          40,000
          $  0.45        222,222          $  0.45         222,222
                     ------------                    -------------
                         362,222                          439,000
                     ============                    =============

Both investors also have registration rights on the underlying shares and since the securities were not registered by us before October 30, 2004, the investors received as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month until the securities could be sold pursuant to Rule 144, or the registration statement is filed and maintained effective by us, or the penalties become impermissible as a matter of law as prescribed in the instrument. Additionally, the CNP and warrants provide the investor with ratchet rights, whereby the conversion price of the CNP and the exercise price of the warrants will be reduced to equal the price of any new shares sold below $0.45 in unrelated transactions at a price per share below $0.45. If CNP are offered for sale at a price per share under $0.45, the investor also has a first right of refusal to purchase the CNP offered as well. See "Note 12 - Convertible Notes Payable Deemed subject to rescission Rights."

In January 2005, Richard Melnick elected to convert $40,000 of CNP originally purchased in January 2004 and $7,200 of CNP accrued as penalties for our failure to timely file a registration statement, plus $2,360 of accrued interest, into 100,133 shares of our common stock. In June 2005, Sherbrooke Partners elected to convert $70,000 of CNP originally acquired in January 2004 and June 2004, and $11,400 worth of CNP accrued as penalties for our failure to timely file a registration statement, plus accrued interest of $4,063, into 189,917 shares of our common stock. In January 2005, the 100,133 shares issued to Richard Melnick upon conversion were classified as shares deemed subject to rescission rights from the note transferred to the conversion shares.

In January 2005, Bullbear Capital Partners, LLC exercised its option to purchase an additional 1,955,555 shares of common stock for $880,000 in cash at $0.45 per share. The additional purchase also provided for the issuance of warrants to purchase up to 5,788,442 additional shares at varying terms. The exercise prices of these warrants range between $0.45 and $1.25, and the warrants expire three and one-half years after issuance. In addition, warrants previously held by the investor were amended to purchase up to 300,216 additional shares at reduced prices. The original exercise prices of the warrants ranging between $0.49 and $1.65 were reduced to prices ranging between $0.45 and $1.25. The above-mentioned 1,955,555 shares were also deemed to be deemed subject to rescission rights, bringing the total number of shares deemed subject to rescission rights to 4,021,875.

Pursuant to the terms of a note purchase agreement as described in Note 12 to our Consolidated Financial Statement, Nicholas J. Yocca has the option to purchase an additional $400,000 worth of CNP, which have detachable warrants to purchase a number of shares of common stock as follows: (i) a warrant to purchase common stock at $0.45 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; (ii) a warrant to purchase common stock at $0.75 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; (iii) a warrant to purchase common stock at $1.25 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; and (iv) a warrant to purchase common stock at $1.50 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP. The warrants expire between 120 days and three and one-half years after issuance. The holder also has registration rights on the underlying shares but receives no penalties for delays or failure to register underlying shares. In order to preserve said registration rights, the additional purchases must be made before the filing of the registration statement incorporating the underlying shares. In June 2005, Mr. Yocca elected to convert $185,000 of CNP originally purchased in January 2004, plus $11,932 of accrued interest, into 437,627 shares of our common stock. As of April 30, 2005, the detachable warrants issued in the first closing to Mr. Yocca have expired but he still maintains rights to a second closing.

In April 2004, Platinum Partners Arbitrage Value Fund LP exercised its option for a second closing, obtained in January 2004, and purchased an additional $425,000 of CNP with warrants to purchase 3,891,110 shares at exercise prices between $0.45 and $1.25. They immediately converted the note along with the note purchased in January which included accrued interest, into 1,295,896 shares of common stock.

During the fiscal year ended April 30, 2005, we issued to investors $44,000 of CNP as a penalty for the delay of an effective registration statement for their underlying stock. The CNP have a two-year term, bear interest at 5% per annum and convert into stock at $0.45 per share. See "Note 12 -Convertible Notes Payable Deemed subject to rescission Rights". The above-mentioned sale to Richard Melnick and Sherbrooke Partners of $300,000 CNP and the issuance of $44,000 CNP as a penalty brings the total balance of our CNP deemed subject to rescission rights to $533,000 as of April 30, 2005. Without giving effect to accrued interest, the notes would be convertible into approximately 1,184,444 shares of our common stock. We have completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, we subsequently reclassified all convertible notes payable deemed subject to rescission rights to convertible notes payable as of July 31, 2005.

During the period from April 2003 through June 2003, we sold common stock at prices between $0.33 and $0.35 per share, which were deemed subject to buy-back. In April 2005, the 2,000,000 shares issued for $694,000 were reclassified from a current liability to common stock and additional paid in capital, as the buy-back right was determined to no longer exist. See "Note 13 - Sales of Common Stock Deemed subject to buy-back by the Company". We have completed an independent investigation as to whether or not the deemed buy-back rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the buy-back obligations assumed, we reclassified 2,000,000 shares of common stock deemed subject to buy-back to common stock and additional paid in capital for the fiscal year ended April 30, 2005, and eliminated the related current liability.

As of April 30, 2004, we had recorded 2,066,320 shares of common stock that was deemed to be subject to rescission rights. The above-mentioned sales to Bullbear Capital Partners of 1,955,555 shares for $880,000 in January, 2005 was also deemed to be subject to rescission rights, bringing the total number of shares classified as deemed subject to rescission rights to 4,021,875. The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, we have, as of April 30, 2005, reclassified 3,819,996 of 4,132,008 shares of common stock deemed subject to rescission rights to common stock and additional paid in capital, and eliminated the related current liability. As of April 30, 2005, the current liability for shares deemed subject to rescission was reduced from $1,938,153 to $199,560, and a total of 312,012 shares remained deemed subject to rescission rights, representing 201,879 shares sold deemed subject to rescission rights and 110,133 shares issued upon conversion of convertible notes payable deemed subject to rescission rights in January 2005. As of July 31, 2005, we have reclassified 243,466 of the remaining 312,012 shares deemed subject to rescission rights to common stock and additional paid in capital, further reducing the recorded current liability for shares deemed subject to rescission rights from $199,560 to $50,000. Based upon legal advice received, we anticipate reclassifying the remaining 68,546 shares deemed subject to rescission rights and eliminating the remaining current liability of $50,000 in the current fiscal year.

As of April 30, 2005, we had total current liabilities of approximately $3.7 million. Although this includes current liabilities of $266,400 of CNP since converted to common shares and $199,560 for shares deemed subject to rescission rights from since reduced to $50,000, as of the date of this Report, the amount of our liabilities continues to significantly exceed our cash on hand. While we anticipate cash inflows from purchases from SEPTA, ICRC and Spain, we currently do not have any significant revenue. Unless and until revenues reach a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered neutron generators at a cost of approximately $1,033,000 through vendor financing. We received our first unit from this order in October 2004. We may lease these units from the vendor for up to 12 months, with a buy-out option at the termination of the lease, for estimated monthly payments of $5,800, and with 80% of the lease payments allocated toward the purchase price. In May 2004, we ordered gamma ray detectors for $1,368,000. We have received 27 of the 60 gamma radiation directors and included these as inventory to be assembled for sale as of April 30, 2005. Payment terms for these detectors require 50% down payment upon order with the balance due following our receipt and acceptance of the goods.

In February 2005 and in March 2005, we issued purchase orders in the amount of $304,000 and $611,000, respectively, for the purchase of remotely controlled robotic vehicles to be used to facilitate the transportation of our explosive detecting technology to suspicious targets. The orders were issued based on indications from potential buyers in the U.S. Military and Middle East that they would require a remote robotic deployment capability if they were to purchase our devices. Under the terms of the purchase orders, we are to be notified 30 days prior to shipping with payment due 30 days following receipt. As of July 31, 2005, we have received all of the robotic vehicles ordered and in order to carry the cost of these items, we are arranging for refinancing, including a sales lease back of these and other inventory components. In order to meet our payment requirements under these purchase orders, we have been, and must continue, raising capital through the sale of securities. Our reliance on new equity capital for the financing of these component purchases, as with the funding of our operating deficit, will continue until we successfully commercialize a product, generate sales revenues, and achieve a sufficient level of positive operating cash flow or qualify to borrow funds against purchase orders to acquire components for fulfillment.

In April 2005, we revised our financial requirements for calendar 2005 from a range of $5 to $10 million to a range of $8 to $10 million. The need to revise our estimates was prompted by delays in our product launch of the CarBomb Finder(TM) system, a shift in our priorities and resources toward accelerating the commercialization of the SIEGMA(TM) 3E3, and the inability to eliminate the high costs associated with regulatory and legal issues facing us. Aside from diverting a tremendous amount of resources that otherwise would have gone toward product development and other working capital purposes, the regulatory and legal issues disclosed in our filings have been a major barrier to our raising more substantial cost-effective capital. Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $2 million to $4 million through the sale of securities to cover estimated expenditures for the remainder of calendar 2005.

As to the status of efforts to raise $8 to $10 million, representing our revised financial requirements, we have raised through private placements to accredited investors and institutional investors a total of $6 million in net proceeds from financing activities from May 2004 to present. Additionally, we have earned $610,000 from grants and other governmental funding for the fiscal year ended April 2005, with additional grant proceeds in the amount of $334,000 anticipated from August 2005 to the expected delivery date of one CarBomb Finder system in connection with the U.S. Army SmarTruck program with ICRC. Further, we anticipate generating revenues of $603,000 upon delivery of two SIEGMA(TM) 3E3 systems ordered by Southeastern Pennsylvania Transportation Authority (SEPTA) and collect $227,000 representing the balance due upon delivery of one SIEGMA(TM) 3E3 ordered by Compania de Aprovisionamiento Especifico S.L. of Tenerife, Spain. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment for the additional capital necessary as of the date of this Report.

As to strategic partnerships, we entered into a non-binding Memorandum of Understanding on January 28, 2005 to form a joint venture company to be located in Tenerife, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets. We expect to finalize the negotiation and execution of the joint venture agreement before September 2005, which provides up to $3 million in paid-in capital to the joint venture by the investors. Although the transaction described in the press release dated December 9, 2003 did not transpire as contemplated at that time, our efforts and relationships made in Spain are expected beneficially to serve the development, funding and growth of the joint venture. We intend to explore and pursue other joint ventures such as the one in Spain, which provide for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from us for the assembly, sale, and marketing of our products in certain markets. Such arrangements can also reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America.

PLAN OF OPERATION

Our continuing corporate objective for the first half of fiscal year 2006 is to commercialize and bring to market the CarBomb Finder(TM) 3C4 and SIEGMA(TM) system, as well as new prototypes incorporating our proprietary "stoichiometric" technologies, including our in-ground explosives detection and identification device, CarBomb Finder(TM) 3C5. Additionally, we expect to continue with research and development activities focused on the design, testing and development of sensor systems incorporating our core technologies for other governmental and commercial applications and markets.

During fiscal year 2005, we have seen an increase in significant positive feedback as to the potential demand for our explosives identification and detection products and have correspondingly increased, and directed greater resources toward, the direct and indirect sales and marketing of our products both domestically and overseas. As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals.

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

For the first half of fiscal year 2006, we intend to accelerate and seek enhancements to our pre-market and aftermarket efforts, which address the warranty, service, maintenance, certification, licensing, export policy, product liability and customer service elements of our commercialization strategy. Most recently, we have entered into a teaming agreement with a global maintenance company, submitted our technology for coverage under the Safety Act to address product liability issues, and have engaged outside specialists involved in certification, inspection, and risk management. We intend to negotiate and enter into a number of other outsourcing servicing arrangements treating these elements.

In order to be able to complete the commercialization cycle, we have determined it necessary to field test the first class of our products in the second half of calendar 2005. Accordingly, we have developed a strategic customization and integration program which will be first implemented with an initial limited introduction of 5 to 10 units of the SIEGMA(TM) system. The cooperative initiative is intended to accelerate our in-field assessment of the SIEGMA(TM) system and software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. The program is expected also to stimulate sales by allowing us to bring our first commercial product to market more effectively and efficiently and will provide us with an opportunity to test our aftermarket service capabilities. During the remainder of the first half of fiscal year 2006, this program will be offered to early adopters in the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of federal, state, municipal and local agencies around the United States.

During fiscal year 2006, we will continue to direct a greater portion of our production budget to our SIEGMA(TM) system, which management has prioritized in response to the positive reception from the industry, specifically airport and transit system operators. In January 2005, we received our first order for one SIEGMA(TM) 3E3, followed by a purchase order for two additional units from a major U.S. multi-modal transit authority. The system deliverables against these orders are being assembled in our Irvine, CA facility and is expected to be delivered during our next fiscal quarter. As for our vehicle-borne CarBomb Finder(TM) 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. Following delays in the release of appropriated funds, our commercialization activities for CarBomb Finder(TM) 3C4 continue and we expect a launch of CarBomb Finder(TM) 3C4 by end of fiscal year 2006. On July 15, 2005, we executed a subcontract with a defense contractor to deliver one CarBomb Finder(TM) to the U.S. Army.

Initial assembly of any orders will be performed at our research and development facility located in Irvine, California. Assembly at this facility will be limited, and we may be required to outsource certain functions and/or hire additional technicians as needed. Based on preliminary marketing data suggesting a strong demand for commercial versions of our explosion detection prototypes, we anticipate the need to scale production to meet that demand. In August 2004, we contracted an engineering and construction consultant to help facilitate the location and design of a larger, dedicated manufacturing facility and completed a detailed manufacturing plan, which we plan to implement, unless we decide to outsource to a manufacturing partner. During fiscal year 2005, we studied locations to serve as our principal assembly facility in various states and have met with both local and state officials as part of this assessment. We have estimated that the construction and/or build-out costs related to a manufacturing facility fall between $1 million and $2.5 million, which costs are expected to be supplemented by local municipalities and state agencies in the form of monetary incentives offered to locate a facility to their respective areas. As of the date of this report, we have not selected a site to locate a facility and are unsure whether or not we will be able to meet the criteria necessary to attract local municipalities and state suitors.

In March 2005, we formed a wholly-owned subsidiary, HiEnergy Mfg Company, in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of the SIEGMA(TM) 3E3 and CarBomb Finder(TM) 3C4. In June 2005, we also hired a consultant experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. During fiscal year 2006, we aim to incorporate the business practices, management philosophies and technology tools necessary to optimize product design and engineering and allow for the easiest production, fastest assembly, best quality, highest reliability, and the shortest time to market of our systems.

In line with our commercialization activities, we will continue to increase inventory during fiscal year 2006 of those core components and parts that have greater delivery lead-times from vendors to prevent potentially harmful delays in our product delivery cycle. Although we remain adverse to building inventories, in light of the lead-times and the perceived demand for our products, we have estimated that in order to meet, and properly manage the sales cycle of, anticipated orders, we will require at any one time sufficient components to deliver at least 5 to 10 units of our explosive detection systems to buyers. In order to control inventory risk, we will continue to identify and seek to engage additional sources of components in order to reduce, limit or eliminate our exposure to single-source suppliers and protracted delivery schedules.

In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, including a funded program with the TSA, we plan to continue to focus on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We also intend to build upon our investments in the base units and core technologies upon which our explosives identification and detection prototypes are based, as well as introduce more sophisticated applications and configurations. We will use the proceeds of existing government grants, new grants and/or research and development contracts, together with other available funds, to accomplish these objectives. Further, we intend to continue to work on expanding the number of explosive substances that can be detected and identified by our systems, so as to provide the customer with the most effective, reliable and adaptable tools possible.

We believe that general and administrative costs will show improvement in fiscal year 2006, as we reduce legal and accounting expenses associated with the restatement of our financial statements, certain pending litigation, and certain regulatory matters related to the SEC investigation. While there can be no assurance, we are hopeful that many of the open legal and regulatory matters will be resolved during this period. Materials and production costs for our explosive identification units will be significant in fiscal year 2006. Working capital requirements and inventories are also expected to grow for fiscal year 2006, as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve significantly with the elimination of non-recurring engineering costs, the realization of economies of scale attendant to the opening of our production facility or the outlay of the assembly function to a manufacturing partner, and the increased demand anticipated with the introduction of our products into the marketplace.

We anticipate significant increases in personnel requirements throughout our organization. An off-site production facility, when operational, will require the hiring or contracting of approximately 20 new personnel. As we begin the commercialization phase of our products and expand our operating structures, significant enhancements to corporate management will also be necessary. We anticipate the need to hire individuals to manage the product engineering, manufacturing and distribution functions, and to fill and upgrade key executive positions in fiscal year 2006, including, among others, a Chief Financial Officer. Other areas that may require additional personnel include sales and marketing, customer service and human resources. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that can operate and manage projects with minimal supervision, additional scientists, and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as initial assembly and distribution.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. The estimated total costs to commercialize our current product line, excluding contributions received through research and development grants, is approximately $2 million. This amount includes personnel and consultant expenses, property and materials, and ancillary costs related to concept development, market assessment and verification, prototype development and production of field testing units. We are currently seeking a larger capital infusion in the range of $2 to $4million, and we estimate that our total financial requirements for calendar year 2005 will be between $8 and $10 million. The total requirement includes commercialization costs, manufacturing facility build out, inventory procurement, as well as general administrative and operational costs. In an attempt to control dilution, we intend to secure financing on a quarterly or rolling basis to take advantage of any favorable pricing that our stock may experience as we progress through the implementation of our business plan. We also seek to limit our dependency on the sale of our securities in funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have a firm institutional commitment to raise the additional capital necessary as of the date of this Report.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
INDEPENDENT AUDITOR'S REPORT                                                            89

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

Consolidated Balance Sheet As of April 30, 2005 and 2004                                90

Consolidated Statements of Operations For the Years Ended April 30, 2005
   and 2004,and the period from August 21, 1995 (inception) to April 30, 2005           91

Consolidated Statements of Stockholders' Equity (Deficit)for the period from
   August 21, 1995 (inception) to April 30, 2005                                        92

Consolidated Statements of Cash Flows For the Years Ended April 30, 2005 and
   2004, and the period from August 21, 1995 (inception) to April 30, 2005              95

Notes to Consolidated Financial Statements                                              98

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HiEnergy Technologies, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of HiEnergy Technologies, Inc. and subsidiaries (collectively, the "Company") as of April 30, 2005, and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended and the period from August 21, 1995 (inception) to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HiEnergy Technologies, Inc. and subsidiaries as of April 30, 2005 and the results of its operations and its cash flows for the two years then ended, and the period from August 21, 1995 (inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the April 30, 2003 and 2002, financial statements have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. In addition, the Company has an accumulated deficit of $31,800,161 and a shareholders' deficit of $1,685,399. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the financial statements, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 13, 2005

                                                                             HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                            (DEVELOPMENT STAGE COMPANIES)
                                                                                               CONSOLIDATED BALANCE SHEET
                                                                    FOR THE YEARS ENDED APRIL 30, 2005 AND APRIL 30, 2004
-------------------------------------------------------------------------------------------------------------------------

                                                                                             April 30,        April 30,
                                                                                                2005            2004
                                                                                           ------------      ------------
CURRENT ASSETS
      Cash and cash equivalents                                                            $     18,452      $     42,857
      Accounts receivable                                                                       275,957            30,412
      Inventory                                                                                 808,650                --
      Other current assets                                                                      381,829           224,817
                                                                                           ------------      ------------

           Total current assets                                                               1,484,888           298,086
                                                                                           ------------      ------------

PROPERTY AND EQUIPMENT, net                                                                     542,080           610,468
                                                                                           ------------      ------------

TOTAL ASSETS                                                                               $  2,026,968      $    908,554
                                                                                           ============      ============

CURRENT LIABILITIES
      Accounts payable                                                                     $  1,287,543      $    578,283
      Accrued expenses                                                                           74,205            88,291
      Accrued payroll and payroll taxes                                                         436,865           458,204
      Accrued interest                                                                          166,591            74,173
      Notes payable                                                                              39,164            12,368
      Notes payable - related parties                                                            99,000           348,934
      Convertible notes payable - related parties                                               673,083           609,374
      Convertible notes payable subject to rescission rights                                    532,800           236,000
      Common stock subject to buy-back,  0 shares and 2,000,000 shares                               --           694,000
      Common stock subject to rescission rights,  312,012 shares and (2,066,320 shares
       less 1,295,896 shares committed for $425,000 subscription receivable)                    199,560           633,153
      Other current liabilities                                                                 200,000                --
                                                                                           ------------      ------------

           Total current liabilities                                                          3,708,811         3,732,780

LONG-TERM LIABILITIES
      Notes payable                                                                               3,556             1,942
      Convertible note payable - related party                                                       --            38,061
                                                                                           ------------      ------------

           Total liabilities                                                                  3,712,367         3,772,783
                                                                                           ------------      ------------

MINORITY INTEREST IN SUBSIDIARY,  AS OF APRIL 30, 2004; 20,540 MICRODEVICES
  SHARES ISSUED AND OUTSTANDING                                                                      --            18,923
                                                                                           ------------      ------------

COMMI(TM)ENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
      Preferred stock,  $0.001 par value  20,000,000 shares
       authorized no shares outstanding                                                    $         --      $         --
      Common stock.  $0.001 par value  100,000,000 shares
        authorized 45,817,315 and 30,652,482 shares issued and outstanding                       45,817            30,652
      Additional paid-in capital                                                             29,521,570        19,181,421
      Deferred compensation                                                                          --          (459,308)
      Committed common stock,  1,378,604 and 101,986 shares, respectively                       547,375           179,679
      Deficit accumulated during the development stage                                      (31,800,161)      (21,815,596)
                                                                                           ------------      ------------

           Total shareholders' deficit                                                       (1,685,399)       (2,883,152)
                                                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                $  2,026,968      $    908,554
                                                                                           ============      ============

   The accompanying notes are an integral part of these financial statements

                                                  HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                 (DEVELOPMENT STAGE COMPANIES)
                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE YEARS ENDED APRIL 30, 2005 AND 2004 AND
                             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2005
----------------------------------------------------------------------------------------------

                                                                                    For the
                                                                                  Period from
                                                                                  August 21,
                                                    For the Years Ended              1995
                                              ------------------------------     (Inception) to
                                                 April 30,        April 30,        April 30,
                                                   2005             2004             2005
                                              ------------      ------------      ------------
 OPERATING EXPENSES
      General and administrative              $  4,947,315      $  4,795,541      $ 20,594,890
      Research and development                     785,260           804,431         3,197,369
                                              ------------      ------------      ------------

TOTAL OPERATING EXPENSES                         5,732,575         5,599,972        23,792,259

LOSS FROM OPERATIONS                            (5,732,575)       (5,599,972)      (23,792,259)
                                              ------------      ------------      ------------

OTHER INCOME (EXPENSE)
      Interest income                                  666             1,011             9,563
      Other income                                     720             1,192             2,143
      Interest expense                            (896,706)         (538,063)       (1,475,679)
      Financing expense                                 --                --          (223,710)
      Penalty expense on issuance of
       convertible promissory notes
       as a penalty for late registration          (44,000)          (47,748)          (91,748)
      Penalty expense on issuance of
       common stock and warrants
       as a penalty for late registration       (3,311,870)       (1,415,723)       (4,785,254)
                                              ------------      ------------      ------------

Total other expense, net                        (4,251,190)       (1,999,331)       (6,564,685)
                                              ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (9,983,765)       (7,599,303)      (30,356,944)

PROVISION FOR INCOME TAXES                             800               800            14,183
                                              ------------      ------------      ------------

NET LOSS                                      $ (9,984,565)     $ (7,600,103)     $(30,371,127)

BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK                                --                --          (767,431)

PREFERRED STOCK DIVIDEND                                --          (583,243)         (661,603)
                                              ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $ (9,984,565)     $ (8,183,346)     $(31,800,161)
                                              ============      ============      ============

Net loss per share                            $      (0.28)     $      (0.27)
                                              ============      ============

PREFERRED STOCK DIVIDENDS PER SHARE           $         --      $      (0.02)
                                              ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON SHAREHOLDERS PER SHARE           $      (0.28)     $      (0.29)
                                              ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                 36,101,484        28,294,578
                                              ============      ============

   The accompanying notes are an integral part of these financial statements


                                                                               HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                              (DEVELOPMENT STAGE COMPANIES)
                                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                          FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2005
---------------------------------------------------------------------------------------------------------------------------

                                                                                 Price per           Series A Convertible,
                                                                                  Equity                Preferred Stock
                                                               Date                Unit              Shares        Amount
                                                          -------------        -------------       ---------   ------------
Balance, August 21, 1995 (inception)                                                                      --   $         --
Recapitalization upon reverse merger
Issuance of common stock for services rendered                 08/31/95        $        0.01              --             --
Issuance of common stock for services rendered                 09/05/95        $        0.01              --             --
Issuance of common stock for services rendered                 02/13/96        $        0.01              --             --
Net loss
                                                                               -------------       ---------   ------------
Balance, April 30, 1996  (Restated)                                                                       --             --

Issuance of common stock for services rendered                 12/02/96        $        0.01              --             --
Issuance of common stock for services rendered                 12/16/96        $        0.01              --             --
Issuance of common stock for services rendered                 12/20/96        $        0.01              --             --
Net Loss
                                                                               -------------       ---------   ------------

Balance, April 30, 1997 (Restated)                                                                        --             --

Issuance of common stock for services rendered                 05/20/97        $        0.28              --             --
Issuance of common stock for services rendered                 06/02/97        $        0.28              --             --
Issuance of common stock for services rendered                 06/03/97        $        0.28              --             --
Issuance of common stock for services rendered                 06/08/97        $        0.28              --             --
Issuance of common stock for cash                              06/14/97        $        0.28              --             --
Issuance of common stock for services rendered                 06/16/97        $        0.28              --             --
Issuance of common stock for services rendered                 06/18/97        $        0.28              --             --
Issuance of common stock for services rendered                 06/23/97        $        0.28              --             --
Issuance of common stock for services rendered                 07/28/97        $        0.28              --             --
Issuance of common stock for cash                              08/11/97        $        0.14              --             --
Issuance of common stock for cash                              08/19/97        $        0.14              --             --
Issuance of common stock for cash                              09/04/97        $        0.28              --             --
Issuance of common stock for cash                              09/04/97        $        0.35              --             --
Issuance of common stock for cash                              09/12/97        $        0.28              --             --
Issuance of common stock for cash                              10/14/97        $        0.22              --             --
Issuance of common stock for cash                              12/17/97        $        0.14              --             --
Issuance of common stock for cash                              12/17/97        $        0.28              --             --
Issuance of common stock for cash                              12/17/97        $        0.49              --             --
Issuance of common stock for services rendered                 12/31/97        $        0.29              --             --
Issuance of common stock for services rendered                 01/29/98        $        0.28              --             --
Issuance of common stock for cash                              01/30/98        $        0.28              --             --
Issuance of common stock for cash                              03/23/98        $        0.05              --             --
Issuance of common stock for cash                              03/23/98        $        0.28              --             --
Issuance of common stock for cash                              03/25/98        $        0.11              --             --
Issuance of common stock for services rendered                 03/25/98        $        0.22              --             --
Issuance of common stock for cash                              03/25/98        $        0.28              --             --
Issuance of common stock for services rendered                 04/04/98        $        0.22              --             --
Issuance of common stock for services rendered                 04/14/98        $        0.22              --             --
Issuance of common stock for services rendered                 04/28/98        $        0.22              --             --
                                                                               -------------       ---------   ------------
Net Loss

Balance, April 30, 1998 (Restated)                                                                        --             --

Issuance of common stock for services rendered                 05/05/98        $        1.64              --             --


Issuance of common stock for cash                              05/05/98        $        1.64              --             --
Issuance of common stock for services rendered                 06/01/98        $        0.28              --             --
Issuance of common stock for cash                              06/01/98        $        0.28              --             --
Issuance of common stock for cash                              08/03/98        $        0.28              --             --
Issuance of common stock for cash                              08/10/98        $        0.28              --             --
Issuance of common stock for services rendered                 09/16/98        $        0.28              --             --
Issuance of common stock for services rendered                 10/01/98        $        0.46              --             --
Issuance of common stock for cash                              10/01/98        $        0.36              --             --
Issuance of common stock for cash                              10/01/98        $        0.56              --             --
Issuance of common stock for cash                              10/30/98        $        0.56              --             --
Issuance of common stock for services rendered                 11/02/98        $        0.40              --             --
Issuance of common stock for cash                              11/02/98        $        0.28              --             --
Issuance of common stock for services rendered                 11/12/98        $        0.40              --             --
Issuance of common stock for services rendered                 11/14/98        $        0.40              --             --
Issuance of common stock for services rendered                 11/18/98        $        0.40              --             --
Issuance of common stock for services rendered                 11/19/98        $        0.40              --             --
Issuance of common stock for cash                              11/24/98        $        0.89              --             --
Issuance of common stock for services rendered                 11/28/98        $        0.40              --             --
Stock options issued for services rendered                     11/30/98        $        0.27              --             --
Issuance of common stock for services rendered                 12/02/98        $        0.91              --             --
Issuance of common stock for cash                              12/02/98        $        0.75              --             --
Issuance of common stock for cash                              12/02/98        $        0.78              --             --
Issuance of common stock for cash                              12/02/98        $        0.93              --             --
Issuance of common stock for cash                              12/02/98        $        2.80              --             --
Issuance of common stock for services rendered                 12/17/98        $        0.91              --             --
Issuance of common stock for services rendered                 12/31/98        $        0.91              --             --
Issuance of common stock for cash                              01/08/99        $        0.72              --             --
Issuance of common stock for cash                              01/15/99        $        0.38              --             --
Issuance of common stock for cash                              01/15/99        $        1.41              --             --
Issuance of common stock for services rendered                 03/01/99        $        0.57              --             --
Issuance of common stock for services rendered                 03/16/99        $        0.57              --             --
Issuance of common stock for services rendered                 03/17/99        $        0.57              --             --
Issuance of common stock for cash                              03/17/99        $        0.57              --             --
Issuance of common stock for services rendered                 04/28/99        $        0.57              --             --
Issuance of common stock for services rendered                 04/30/99        $        0.57              --             --
Net Loss
                                                                               -------------       ---------   ------------

Balance, April 30, 1999 (Restated)                                                                        --             --

Issuance of common stock for cash                              05/03/99        $        0.10              --             --
Issuance of common stock for services rendered                 05/05/99        $        0.10              --             --
Issuance of common stock for cash                              06/05/99        $        0.56              --             --
Issuance of common stock for services rendered                 06/09/99        $        0.45              --             --
Issuance of common stock for services rendered                 06/28/99        $        0.45              --             --
Issuance of common stock for cash                              06/28/99        $        0.02              --             --
Issuance of common stock for cash                              07/12/99        $        0.52              --             --
Issuance of common stock for cash                              07/14/99        $        0.28              --             --
Issuance of common stock for cash                              07/14/99        $        0.56              --             --
Issuance of common stock for services rendered                 07/22/99        $        0.37              --             --
Issuance of common stock for services rendered                 11/30/99        $        0.42              --             --
Issuance of common stock for cash                              11/30/99        $        0.39              --             --
Issuance of common stock for cash                              11/30/99        $        0.56              --             --
Issuance of common stock for cash                              12/29/99        $        0.56              --             --
Issuance of common stock for services rendered                 03/20/00        $        0.59              --             --
Issuance of common stock for cash                              04/03/00        $        0.56              --             --
Issuance of common stock for services rendered                 04/03/00        $        0.59              --             --
Issuance of common stock for cash                              04/03/00        $        0.72              --             --
Issuance of common stock for cash                              04/03/00        $        0.89              --             --
Issuance of common stock for services rendered                 04/10/00        $        0.59              --             --
Issuance of common stock for services rendered                 04/24/00        $        0.59              --             --
Issuance of common stock for services rendered                 04/26/00        $        0.59              --             --
Net loss
                                                                               -------------       ---------   ------------

Balance, April 30, 2000 (Restated)                                                                        --             --

Issuance of common stock for services rendered                 07/28/00        $        0.59              --             --
Issuance of common stock for services rendered                 08/10/00        $        0.59              --             --
Issuance of common stock for services rendered                 08/22/00        $        0.59              --             --
Issuance of common stock for services rendered                 09/28/00        $        0.24              --             --
Issuance of common stock for cash                              09/28/00        $        0.24              --             --
Issuance of common stock for services rendered                 10/09/00        $        0.24              --             --
Issuance of common stock for services rendered                 11/30/00        $        0.24              --             --
Issuance of common stock for services rendered                 12/31/00        $        0.24              --             --
Net loss
                                                                               -------------       ---------   ------------

Balance, April 30, 2001 (Restated)                                                                        --             --

Issuance of common stock for services rendered                 05/10/01        $        0.24              --             --
Issuance of common stock for services rendered                 06/18/01        $        0.45              --             --
Issuance of common stock for cash                              06/18/01        $        0.45              --             --
Issuance of common stock for cash                              07/31/01        $        0.45              --             --
Issuance of common stock for services rendered                 07/31/01        $        0.64              --             --
Issuance of common stock for cash                              07/31/01        $        1.12              --             --
Issuance of common stock for cash                              09/07/01        $        0.22              --             --
Issuance of common stock for services rendered                 09/23/01        $        0.22              --             --
Issuance of common stock for cash                              09/23/01        $        0.22              --             --
Warrants issued for services rendered                          09/23/01        $        0.09              --             --
Issuance of common stock for services rendered                 10/31/01        $        0.22              --             --
Issuance of common stock for services rendered                 11/02/01        $        0.22              --             --
Issuance of common stock for services rendered                 12/07/01        $        0.22              --             --
Issuance of common stock for services rendered                 12/10/01        $        0.22              --             --
Issuance of common stock for services rendered                 12/13/01        $        0.22              --             --
Issuance of common stock for cash                              12/13/01        $        0.22              --             --
Issuance of common stock for cash                              12/20/01        $        0.22              --             --
Issuance of common stock for services rendered                 12/20/01        $        0.22              --             --
Issuance of common stock for services rendered                 12/21/01        $        0.22              --             --
Issuance of common stock for services rendered                 12/30/01        $        0.22              --             --
Stock options issued for services rendered                     01/08/02        $        0.11              --             --
Issuance of common stock for services rendered                 01/14/02        $        0.22              --             --
Stock options issued for services rendered                     01/31/02        $        0.11              --             --
Stock options issued for services rendered                     02/08/02        $        0.09              --             --
Issuance of common stock for services rendered                 02/14/02        $        0.22              --             --
Issuance of common stock for cash                              03/13/02        $        0.24              --             --
Issuance of common stock in private
 placement for cash                                            04/30/02        $        1.00              --             --
Net loss
                                                                               -------------       ---------   ------------

Balance, April 30, 2002 (Restated)                                                                        --             --

Common stock committed on exercise of stock
options in subsidiary                                          05/23/02        $        0.16              --             --
Issuance of common stock for services rendered                 05/24/02        $        2.15              --             --
Financing expense in connection with
issuance of warrants                                           05/31/02        $        1.49              --             --
Conversion of convertible notes payable - related
parties and accrued interest into common stock                 06/04/02        $        1.00              --             --
Conversion of convertible notes payable - related
 parties and accrued interest into common stock                06/20/02        $        1.00              --             --
Issuance of common stock in private placement for
 'cash                                                         06/25/02        $        1.00              --             --
Stock options issued for services rendered                     07/12/02        $        1.52              --             --
Conversion of notes payable - related
 parties into common stock                                     07/16/02        $        1.00              --             --
Conversion of convertible notes payable - related
 parties and accrued interest into common stock                07/22/02        $        1.00              --             --
Stock options issued for services rendered                     08/01/02        $        0.47              --             --
Issuance of common stock for services rendered                 08/24/02        $        1.67              --             --
Stock options issued for services rendered                     09/25/02        $        1.10              --             --
Stock options issued in exchange for settlement
 of accounts payable                                           09/25/02        $        1.10              --             --
Issuance of Series A convertible preferred stock
 in private placement for cash                                 10/07/02        $   10,000.00           97.93              1
Offering costs on issuance of Series A convertible
 preferred stock in private placement for cash                 10/07/02                                   --             --
Dividends on Series A preferred stock                          10/07/02                                   --             --
Beneficial conversion feature on issuance of
Series A preferred stock                                       10/07/02                                   --             --
Issuance of common stock in private placement for
 cash                                                          10/29/02        $        1.35              --             --
Offering costs on issuance of common stock in
 private placement for cash                                    10/29/02                                   --             --
Common stock committed for services rendered                   11/24/02        $        2.35                             --
Warrants issued for services rendered                          12/09/02        $        2.60              --             --
Warrants issued for services rendered                          12/09/02        $        0.65              --             --
Stock options issued in exchange for settlement
 of accounts payable                                           12/19/02        $        0.55              --             --
Stock options issued for services rendered                     12/31/02        $        0.13              --             --
Issuance of common stock on cashless exercise of
 warrants                                                      01/02/03                                   --             --
Issuance of common stock on cashless conversion
 of the Series A convertible preferred stock                   01/24/03                                (1.05)
Issuance of common stock on cashless conversion
 of the Series A convertible preferred stock                   01/27/03                                (1.06)
Amortization of deferred compensation                          01/31/03
Warrants issued for services rendered                          02/17/03        $        1.63              --             --
Common stock committed for services rendered                   02/24/03        $        0.79                             --
Reversal of deferred compensation                              02/25/03
Issuance of common stock for services rendered                 04/21/03        $        0.48              --             --
Common stock committed for services rendered                   04/21/03        $        0.48                             --
Warrants issued for services rendered                          04/28/03        $        0.37              --             --
Offering costs on issuance of common stock subject
  to buyback for cash                                          04/23/03                                   --             --
Offering costs on issuance of common stock subject
 to buyback for cash                                           04/28/03                                   --             --
Issuance of common stock for subscription receivable           04/30/03        $        0.40              --             --
Common stock committed to investors as a penalty
 for delayed registration of common stock                      04/30/03        $        0.45              --             --
Net loss
                                                                               -------------       ---------   ------------

Balance, April 30, 2003 (Restated)                                                                     95.82   $          1

Warrants issued for services rendered                          05/01/03        $        0.16              --             --
Issuance of common stock for services rendered                 05/13/03        $        0.48              --             --
Warrants issued for services rendered                          05/16/03        $        0.24              --             --
Stock options issued for services rendered                     05/16/03        $        0.18              --             --
Issuance of common stock on cashless conversion
 of Series A preferred stock                                   05/16/03                               (95.82)            (1)
Dividend on induced conversion of Series A
 preferred stock                                               05/16/03                                   --             --
Issuance of committed common stock                             05/16/03                                   --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              05/16/03        $        0.45              --             --
Issuance of committed common stock                             05/21/03                                                  --
Issuance of common stock on exercise of
 warrants                                                      05/27/03        $        0.01              --             --
Issuance of committed common stock                             06/19/03
Issuance of common stock on conversion of
 convertible notes payable - related parties                   06/24/03        $        0.33              --             --
Stock options issued for services rendered                     07/16/03        $        0.26              --             --
Issuance of common stock for services rendered                 07/16/03        $        0.50              --             --
Issuance of committed common stock                             08/14/03
Issuance of common stock for cash                              08/15/03        $        0.45              --             --
Issuance of common stock for cash                              08/20/03        $        0.52              --             --
Issuance of common stock for cash                              08/25/03        $        0.69              --             --
Issuance of common stock for services rendered                 08/27/03        $        1.06              --             --
Stock options issued for services rendered                     08/27/03        $        0.79              --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               08/28/03
Issuance of common stock for cash                              08/28/03        $        0.69              --             --
Issuance of common stock for cash                              08/29/03        $        0.69              --             --
Issuance of common stock for cash                              08/29/03        $        0.75              --             --
Offering costs on issuance of common stock
 for cash                                                      08/29/03                                   --             --
Issuance of common stock to investors as a
penalty for delayed registration of common stock               10/15/03        $        1.29              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  10/15/03        $        0.73              --             --
Issuance of common stock for cash                              10/27/03        $        0.95              --             --
Stock options issued for services rendered                     11/07/03        $        0.90              --             --
Issuance of common stock for services rendered                 11/07/03        $        1.25              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              11/15/03        $        1.04              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  11/15/03        $        0.52              --             --
Offering costs on issuance of common stock subject
 to rescission rights for cash                                 11/21/03                                   --             --
Issuance of common stock for services rendered                 11/21/03        $        0.75              --             --
Stock options issued for services rendered                     12/05/03        $        0.60              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              12/15/03        $        0.90              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  12/15/03        $        0.41
Issuance of common stock for cash                              12/22/03        $        0.71              --             --
Issuance of common stock for services rendered                 01/06/04        $        0.89              --             --
Warrants issued for services rendered                          01/06/04        $        0.59              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              01/15/04        $        0.88              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  01/15/04        $        0.39              --             --
Issuance of common stock on cashless
 exercise of warrants                                          01/15/04                                   --             --
Issuance of common stock for services rendered                 01/15/04        $        0.88              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              01/16/04        $        0.89              --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               01/16/04                                   --             --
Issuance of warrants in conjunction with
 convertible notes payable - related parties                   01/16/04        $        0.18              --             --
Issuance of common stock for services rendered                 01/23/04        $        1.18              --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               01/26/04                                   --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               01/28/04                                   --             --
Issuance of warrants in conjunction with
 convertible notes payable - related parties                   01/28/04        $        0.15              --             --
Issuance of common stock on cashless
 exercise of warrants                                          01/30/04                                   --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               01/31/04                                   --             --
Issuance of warrants in conjunction with
 convertible notes payable - related parties                   01/31/04        $        0.12              --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               01/31/04                                   --             --
Issuance of common stock on cashless
 exercise of warrants                                          02/04/04                                   --             --
Offering costs on issuance of common stock subject
 to rescission rights for cash                                 02/06/04                                   --             --
Issuance of common stock for services rendered                 02/06/04        $        1.23              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              02/15/04        $        1.25              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  02/15/04        $        0.69              --             --
Issuance of common stock for services rendered                 02/25/04        $        1.26              --             --
Offering costs on issuance of common stock subject
 to rescission rights for cash                                 02/25/04                                   --             --
Common stock committed for services rendered                   03/10/04        $        1.42                             --
Stock options issued for services rendered                     03/10/04        $        0.55              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              03/15/04        $        1.75              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  03/15/04        $        1.13              --             --
Issuance of common stock on cashless
 exercise of warrants                                          03/15/04                                   --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               03/16/04                                   --             --
Issuance of common stock for cash                              03/19/04        $        0.75              --             --
Issuance of common stock on cashless
 exercise of warrants                                          03/23/04                                   --             --
Issuance of common stock for cash                              03/25/04        $        0.75              --             --
Issuance of common stock for services rendered and
 to be rendered                                                03/25/04        $          --              --             --
Issuance of common stock for cash                              03/26/04        $        0.75              --             --
Issuance of common stock on cashless
 exercise of warrants                                          04/01/04                                   --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/01/04        $        1.03              --             --
Warrants issued for services rendered                          04/07/04        $        1.57              --             --
Issuance of common stock for services rendered                 04/07/04        $        2.95              --             --
Issuance of common stock on cashless
 exercise of warrants                                          04/12/04                                   --             --
Issuance of common stock for services rendered                 04/12/04        $        2.78              --             --
Issuance of common stock on cashless
 exercise of warrants                                          04/14/04                                   --             --
Issuance of common stock on cashless
 exercise of warrants                                          04/15/04                                   --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              04/15/04        $        2.55              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/15/04        $        1.88              --             --
Issuance of common stock on exercise of warrants               04/16/04        $        1.50              --             --
Warrants issued for services rendered
 and to be rendered                                            04/16/04        $          --              --             --
Issuance of common stock for services rendered
 and to be rendered                                            04/16/04        $          --              --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               04/19/04                                   --             --
Issuance of common stock for cash                              04/20/04        $        0.99              --             --
Issuance of common stock on cashless
 exercise of warrants                                          04/23/04                                   --             --
Issuance of common stock on cashless
 exercise of warrants                                          04/28/04                                   --             --
Warrants issued for services rendered                          04/29/04        $        1.09              --             --
Common stock committed for legal settlement                    04/30/04        $        1.28              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/30/04        $        1.62              --             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/30/04        $        1.71              --             --
Common stock committed to investors as a penalty
 for delayed registration of common stock                      04/30/04        $        1.85              --             --
Warrants accrued but not issued to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/30/04        $        1.22              --             --
Amortization of deferred compensation
Net Loss
                                                                               -------------       ---------   ------------
Balance, April 30, 2004                                                                                   --   $         --

Beneficial conversion feature on convertible
 notes payable                                                 05/01/04                                   --             --
 Issuance of warrants in conjunction with
  convertible notes payable                                    05/01/04        $        0.10              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           05/01/04        $        1.69              --             --
Issuance of common stock for services rendered                 05/05/04        $        2.19              --             --
Issuance of common stock for services rendered                 05/07/04        $        1.97              --             --
Offering costs on issuance of common stock                     05/10/04
Common stock committed for services rendered                   05/12/04        $        1.87              --             --
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock           05/15/04        $        1.85              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              05/15/04        $        1.85              --             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           05/15/04        $        1.22              --             --
Issuance of common stock for cash                              05/21/04        $        1.51              --             --
Offering costs on issuance of common stock                     05/25/04                                   --             --
Offering costs on issuance of common stock                     05/26/04                                   --             --
Amortization of deferred compensation                          05/31/04                                   --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              06/01/04        $        1.90              --             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           06/01/04        $        1.27              --             --
Issuance of common stock for cash                              06/01/04        $        1.51              --             --
Issuance of common stock for cash                              06/01/04        $        1.51              --             --
Issuance of common stock for cash                              06/04/04        $        1.51              --             --
Issuance of common stock for cash                              06/07/04        $        1.51              --             --
Issuance of common stock for cash                              06/07/04        $        1.51              --             --
Issuance of common stock for cash                              06/07/04        $        1.51              --             --
Offering costs on issuance of common stock                     06/10/04
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              06/15/04        $        1.26              --             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           06/15/04        $        0.69              --             --
Common stock committed for services rendered                   06/16/04        $        1.11              --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               06/16/04                                   --             --
Beneficial conversion feature on convertible
 notes payable - related parties                               06/17/04                                   --             --
Issuance of common stock for cash                              06/18/04        $        1.01              --             --
Beneficial conversion feature on convertible
 notes payable                                                 06/23/04                                   --             --
Issuance of warrants in conjunction with
 convertible notes payable                                     06/23/04        $        0.15              --             --
Beneficial conversion feature on convertible
 notes payable                                                 06/23/04                                   --             --
Issuance of warrants in conjunction with
 convertible notes payable                                     06/23/04        $        0.15              --             --
Issuance of committed common stock for legal settlement        06/24/04        $        1.28              --             --
Amortization of deferred compensation                          06/30/04                                   --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              07/01/04        $        1.86              --             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           07/01/04        $        1.23              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              07/15/04        $        1.20              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              07/15/04        $        1.20              --             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           07/15/04        $        0.64              --             --
Common stock committed for services rendered                   07/21/04        $        0.94                             --
Warrants issued for services rendered                          07/26/04        $        0.39              --             --
Issuance of common stock for services rendered                 07/28/04        $        0.97              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              07/31/04        $        1.00              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      07/31/04        $        0.47              --             --
Amortization of deferred compensation                          07/31/04                                   --             --
Common stock committed for services rendered                   08/05/04        $        1.14              --             --
Common stock committed for services rendered                   08/11/04        $        1.02              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              08/15/04        $        1.00              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      08/15/04        $        0.47              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              08/31/04        $        0.85              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      08/31/04        $        0.37              --             --
Amortization of deferred compensation                          08/31/04                                                  --
Beneficial conversion feature on convertible
 notes payable                                                 09/01/04                                   --             --
Commitment to Issue common stock for subscription
 receivable                                                    09/07/04        $        0.46              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              09/15/04        $        0.82              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      09/15/04        $        0.34              --             --
Issuance of common stock upon conversion of
Convertible Note payable                                       09/20/04                                   --             --
Common stock committed for services rendered                   09/21/04        $        0.78              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              09/30/04        $        0.82              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      09/30/04        $        0.44              --             --
Expensing of deferred compensation                             09/30/04                                   --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              10/15/04        $        1.28              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      10/15/04        $        0.51              --             --
Common stock committed for cash                                10/18/04        $        0.58              --             --
Common stock committed for cash                                10/19/04        $        0.49              --             --
Common stock committed for cash                                10/21/04        $        0.46              --             --
Common stock committed for cash                                10/22/04        $        0.46              --             --
Common stock committed for services rendered                   10/25/04        $        0.97              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              10/31/04        $        0.99              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      10/31/04        $        0.61              --             --
Amortization of deferred compensation                          10/31/04                                   --             --
Common stock committed upon receipt of cash                    11/01/04                                   --             --
Issuance of common stock committed in October
 upon receipt of cash                                          11/05/04                                   --             --
Issuance of common stock previously committed as a
 penalty for the delayed registration of common stock          11/05/04                                   --             --
Common stock committed for services rendered                   11/05/04        $        1.04              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              11/15/04        $        1.02              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      11/15/04        $        0.49              --             --
Issuance of common stock committed in September
 upon receipt of cash                                          11/16/04        $        0.46              --             --
Issuance of common stock in settlement of
promissory notes payable - related parties                     11/19/04        $        0.46              --             --
Issuance of committed common stock from
 the cashless exercise of warrants                             11/24/04        $        0.00              --             --
Issuance of common stock for cash                              11/30/04        $        0.46              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      11/30/04        $        0.68              --             --
Amortization of deferred compensation                          11/30/04                                   --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      12/15/04        $        0.41              --             --
Common stock committed for cash                                12/23/04        $        0.46              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      12/31/04        $        0.50              --             --
Amortization of deferred compensation                          12/31/04
Issuance of common stock for cash                              01/07/05        $        0.46              --             --
Issuance of common stock in settlement of
 promissory notes payable - related parties                    01/07/05        $        0.46              --             --
Common stock committed for services rendered                   01/12/05        $        0.70              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              01/15/05        $        0.75              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      01/15/05        $        0.29              --             --
Issuance of common stock committed to investors as
 a penalty for delayed registration of common stock            01/18/05        $        0.96              --             --
Issuance of common stock for cash                              01/18/05        $        0.46              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              01/18/05        $        0.94              --             --
Common stock committed to former shareholders
 of Microdevices                                               01/25/05        $        0.04              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              01/31/05        $        0.85              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      01/31/05        $        0.49              --             --
Amortization of deferred compensation                          01/31/05                                   --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              02/15/05        $        0.87              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      02/15/05        $        0.19              --             --
Issuance of common stock upon cashless
 exercise of warrants                                          02/17/05        $          --              --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              02/28/05        $        0.85              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              02/28/05        $        0.85              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      02/28/05        $        0.18              --             --
Amortization of deferred compensation                          02/28/05        $          --              --             --
Issuance of common stock upon cashless
 exercise of warrants                                          03/04/05        $          --              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              03/15/05        $        0.84              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      03/15/05        $        0.18              --             --
Common stock committed upon receipt of cash                    03/22/05        $        0.50              --             --
Common stock committed to investors as a
                                                               03/31/05        $        0.73              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      03/31/05        $        0.14              --             --
Amortization of deferred compensation                          03/31/05        $          --              --             --
Common stock committed for services rendered                   04/01/05        $        0.75              --             --
Stock option issued for services rendered                      04/01/05        $        0.74              --             --
Common stock committed upon receipt of cash                    04/04/05        $        0.50              --             --
Stock option issued for services rendered                      04/06/05        $        0.16              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              04/15/05        $        0.73              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      04/15/05        $        0.14              --             --
Issuance of common stock committed in prior year
 for services rendered                                         04/29/05        $          --              --             --
Reclassify from common stock subject to Buy-Back               04/30/05        $        0.35              --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock              04/30/05        $        0.73              --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                      04/30/05        $        0.15              --             --
Reclassify from common stock subject to rescission             04/30/05
Amortization of deferred compensation                          04/30/05        $          --              --             --
Net loss                                                                                                  --             --
                                                                               -------------       ---------   ------------
Balance at April 30, 2005                                                                                 --             --
                                                                               -------------       ---------   ------------


   The accompnaying notes are an integral part of these financial statements.

                                                                                      HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                     (DEVELOPMENT STAGE COMPANIES)
                                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                 FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2005
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Additional    Committed
                                                                                 Common Stock             Paid-in       Common
                                                            Date             Shares         Amount        Capital        Stock
                                                       -------------     ------------   ------------   ------------   ------------
Balance, August 21, 1995 (inception)                                               --   $         --   $         --   $         --
Recapitalization upon reverse merger                                        6,470,000          6,470         (6,456)            --
Issuance of common stock for services rendered              08/31/95          715,277            715          7,297             --
Issuance of common stock for services rendered              09/05/95           11,623             12            118             --
Issuance of common stock for services rendered              02/13/96            7,871              8             80             --
Net loss
                                                                         ------------   ------------   ------------   ------------
Balance, April 30, 1996  (Restated)                                         7,204,771          7,205          1,039             --

Issuance of common stock for services rendered              12/02/96            1,162              1             11             --
Issuance of common stock for services rendered              12/16/96            1,788              2             19             --
Issuance of common stock for services rendered              12/20/96              269             --              3             --
Net Loss
                                                                         ------------   ------------   ------------   ------------

Balance, April 30, 1997 (Restated)                                          7,207,990          7,208          1,072             --

Issuance of common stock for services rendered              05/20/97           13,411             13          3,737             --
Issuance of common stock for services rendered              06/02/97          135,903            136         37,861             --
Issuance of common stock for services rendered              06/03/97          588,762            589        164,023             --
Issuance of common stock for services rendered              06/08/97            5,901              6          1,644             --
Issuance of common stock for cash                           06/14/97           35,766             36          9,964             --
Issuance of common stock for services rendered              06/16/97          290,331            290         80,884             --
Issuance of common stock for services rendered              06/18/97            4,918              5          1,370             --
Issuance of common stock for services rendered              06/23/97          206,167            206         57,436             --
Issuance of common stock for services rendered              07/28/97            8,941              9          2,491             --
Issuance of common stock for cash                           08/11/97           40,237             40          5,585             --
Issuance of common stock for cash                           08/19/97           17,883             18          2,482             --
Issuance of common stock for cash                           09/04/97            8,942              9          2,491             --
Issuance of common stock for cash                           09/04/97            8,942              9          3,116             --
Issuance of common stock for cash                           09/12/97            8,942              9          2,491             --
Issuance of common stock for cash                           10/14/97           89,417             89         19,911             --
Issuance of common stock for cash                           12/17/97           53,650             54          7,446             --
Issuance of common stock for cash                           12/17/97           42,920             43         11,957             --
Issuance of common stock for cash                           12/17/97           42,920             43         20,957             --
Issuance of common stock for services rendered              12/31/97           49,175             49         14,229             --
Issuance of common stock for services rendered              01/29/98           53,646             54         14,945             --
Issuance of common stock for cash                           01/30/98           44,708             45         12,455             --
Issuance of common stock for cash                           03/23/98           45,603             46          2,204             --
Issuance of common stock for cash                           03/23/98           62,771             63         17,489             --
Issuance of common stock for cash                           03/25/98            4,471              4            496             --
Issuance of common stock for services rendered              03/25/98            1,788              2            398             --
Issuance of common stock for cash                           03/25/98           89,417             89         24,911             --
Issuance of common stock for services rendered              04/04/98           89,410             89         19,936             --
Issuance of common stock for services rendered              04/14/98            2,682              3            598             --
Issuance of common stock for services rendered              04/28/98              893              1            197             --
                                                                         ------------   ------------   ------------   ------------
Net Loss

Balance, April 30, 1998 (Restated)                                          9,256,507          9,257        544,776             --

Issuance of common stock for services rendered              05/05/98            4,470              4          7,307             --
Issuance of common stock for cash                           05/05/98           17,883             18         29,232             --
Issuance of common stock for services rendered              06/01/98           28,879             29          8,045             --
Issuance of common stock for cash                           06/01/98           53,649             54         14,946             --
Issuance of common stock for cash                           08/03/98            8,942              9          2,491             --
Issuance of common stock for cash                           08/10/98            8,942              9          2,491             --
Issuance of common stock for services rendered              09/16/98           74,501             75         20,755             --
Issuance of common stock for services rendered              10/01/98           29,818             30         13,686             --
Issuance of common stock for cash                           10/01/98           13,815             14          4,986             --
Issuance of common stock for cash                           10/01/98            8,942              9          4,991             --
Issuance of common stock for cash                           10/30/98            4,471              4          2,496             --
Issuance of common stock for services rendered              11/02/98            4,470              4          1,794             --
Issuance of common stock for cash                           11/02/98           44,708             45         12,435             --
Issuance of common stock for services rendered              11/12/98            8,941              9          3,588             --
Issuance of common stock for services rendered              11/14/98           89,410             89         35,876             --
Issuance of common stock for services rendered              11/18/98           15,647             16          6,278             --
Issuance of common stock for services rendered              11/19/98           75,998             76         30,494             --
Issuance of common stock for cash                           11/24/98           11,177             11          9,989             --
Issuance of common stock for services rendered              11/28/98          447,048            447        179,379             --
Stock options issued for services rendered                  11/30/98               --             --        659,684             --
Issuance of common stock for services rendered              12/02/98            4,470              4          4,080             --
Issuance of common stock for cash                           12/02/98            3,353              3          2,497             --
Issuance of common stock for cash                           12/02/98            8,942              9          6,991             --
Issuance of common stock for cash                           12/02/98            2,683              3          2,497             --
Issuance of common stock for cash                           12/02/98              894              1          2,499             --
Issuance of common stock for services rendered              12/17/98            5,208              5          4,753             --
Issuance of common stock for services rendered              12/31/98            2,012              2          1,836             --
Issuance of common stock for cash                           01/08/99           44,708             45         32,355             --
Issuance of common stock for cash                           01/15/99            9,389              9          3,591             --
Issuance of common stock for cash                           01/15/99            4,471              4          6,296             --
Issuance of common stock for services rendered              03/01/99          223,524            224        127,266             --
Issuance of common stock for services rendered              03/16/99           22,352             22         12,727             --
Issuance of common stock for services rendered              03/17/99        1,034,979          1,035        589,278             --
Issuance of common stock for cash                           03/17/99           17,883             18         10,182             --
Issuance of common stock for services rendered              04/28/99           84,716             85         48,203             --
Issuance of common stock for services rendered              04/30/99           11,177             11          6,360             --
Net Loss
                                                                         ------------   ------------   ------------   ------------

Balance, April 30, 1999 (Restated)                                         11,688,979         11,689      2,457,130             --

Issuance of common stock for cash                           05/03/99           35,767             36          3,629             --
Issuance of common stock for services rendered              05/05/99          117,216            117         11,894             --
Issuance of common stock for cash                           06/05/99           17,883             18          9,982             --
Issuance of common stock for services rendered              06/09/99           89,410             90         40,307             --
Issuance of common stock for services rendered              06/28/99          277,170            277        124,953             --
Issuance of common stock for cash                           06/28/99            4,471              4             96             --
Issuance of common stock for cash                           07/12/99            2,861              3          1,497             --
Issuance of common stock for cash                           07/14/99           44,708             45         12,455             --
Issuance of common stock for cash                           07/14/99           17,883             18          9,982             --
Issuance of common stock for services rendered              07/22/99          247,218            247         90,402             --
Issuance of common stock for services rendered              11/30/99           52,305             52         21,675             --
Issuance of common stock for cash                           11/30/99           53,650             54         20,946             --
Issuance of common stock for cash                           11/30/99            8,942              9          4,991             --
Issuance of common stock for cash                           12/29/99           80,475             81         44,919             --
Issuance of common stock for services rendered              03/20/00            2,235              2          1,309             --
Issuance of common stock for cash                           04/03/00          107,301            107         59,893             --
Issuance of common stock for services rendered              04/03/00        1,307,700          1,308        765,802             --
Issuance of common stock for cash                           04/03/00            2,794              3          1,997             --
Issuance of common stock for cash                           04/03/00            8,383              8          7,492             --
Issuance of common stock for services rendered              04/10/00           50,159             50         29,374             --
Issuance of common stock for services rendered              04/24/00           22,352             22         13,090             --
Issuance of common stock for services rendered              04/26/00            2,235              2          1,309             --
Net loss
                                                                         ------------   ------------   ------------   ------------

Balance, April 30, 2000 (Restated)                                         14,242,097         14,242      3,735,124             --

Issuance of common stock for services rendered              07/28/00           11,177             11          6,546             --
Issuance of common stock for services rendered              08/10/00          223,542            224        130,908             --
Issuance of common stock for services rendered              08/22/00           22,354             22         13,091             --
Issuance of common stock for services rendered              09/28/00           11,177             11          2,623             --
Issuance of common stock for cash                           09/28/00           21,214             21          4,979             --
Issuance of common stock for services rendered              10/09/00           35,767             36          8,394             --
Issuance of common stock for services rendered              11/30/00              448              1            105             --
Issuance of common stock for services rendered              12/31/00          510,793            511        119,878             --
Net loss
                                                                         ------------   ------------   ------------   ------------

Balance, April 30, 2001 (Restated)                                         15,078,569         15,079      4,021,648             --

Issuance of common stock for services rendered              05/10/01          116,903            117         27,940             --
Issuance of common stock for services rendered              06/18/01           67,057             67         29,930             --
Issuance of common stock for cash                           06/18/01           22,354             22          9,978             --
Issuance of common stock for cash                           07/31/01           22,354             22          9,978             --
Issuance of common stock for services rendered              07/31/01          350,933            351        223,917             --
Issuance of common stock for cash                           07/31/01            8,942              9          9,991             --
Issuance of common stock for cash                           09/07/01          223,542            224         49,776             --
Issuance of common stock for services rendered              09/23/01          525,281            525        116,965             --
Issuance of common stock for cash                           09/23/01           67,062             67         14,933             --
Warrants issued for services rendered                       09/23/01               --             --         24,924             --
Issuance of common stock for services rendered              10/31/01           13,411             14          2,986             --
Issuance of common stock for services rendered              11/02/01           67,057             67         14,932             --
Issuance of common stock for services rendered              12/07/01           11,176             11          2,489             --
Issuance of common stock for services rendered              12/10/01          217,176            217         48,359             --
Issuance of common stock for services rendered              12/13/01           87,235             87         19,425             --
Issuance of common stock for cash                           12/13/01          223,542            224         49,776             --
Issuance of common stock for cash                           12/20/01            3,577              4            796             --
Issuance of common stock for services rendered              12/20/01        1,230,276          1,230        273,948             --
Issuance of common stock for services rendered              12/21/01           22,352             22          4,978             --
Issuance of common stock for services rendered              12/30/01          212,348            212         47,284             --
Stock options issued for services rendered                  01/08/02               --             --          1,402             --
Issuance of common stock for services rendered              01/14/02           33,529             34          7,465             --
Stock options issued for services rendered                  01/31/02               --             --          2,142             --
Stock options issued for services rendered                  02/08/02               --             --          3,809             --
Issuance of common stock for services rendered              02/14/02        2,235,241          2,235        497,725             --
Issuance of common stock for cash                           03/13/02           10,283             10          2,410             --
Issuance of common stock in private
 placement for cash                                         04/30/02        1,225,000          1,225      1,223,775             --
Net loss
                                                                         ------------   ------------   ------------   ------------

Balance, April 30, 2002 (Restated)                                         22,075,200         22,075      6,743,681             --

Common stock committed on exercise of stock
options in subsidiary                                       05/23/02               --             --                         7,164
Issuance of common stock for services rendered              05/24/02            5,589              6         12,010             --
Financing expense in connection with
issuance of warrants                                        05/31/02               --             --        223,710             --
Conversion of convertible notes payable - related
parties and accrued interest into common stock              06/04/02            5,780              6          5,774             --
Conversion of convertible notes payable - related
 parties and accrued interest into common stock             06/20/02            5,438              5          5,435             --
Issuance of common stock in private placement for
 'cash                                                      06/25/02          500,000            500        499,500             --
Stock options issued for services rendered                  07/12/02               --             --        761,007             --
Conversion of notes payable - related
 parties into common stock                                  07/16/02           15,000             15         14,985             --
Conversion of convertible notes payable - related
 parties and accrued interest into common stock             07/22/02           11,680             12         11,664             --
Stock options issued for services rendered                  08/01/02               --             --        187,163             --
Issuance of common stock for services rendered              08/24/02            5,589              6          9,328             --
Stock options issued for services rendered                  09/25/02               --             --      3,305,542             --
Stock options issued in exchange for settlement
 of accounts payable                                        09/25/02               --             --         50,000             --
Issuance of Series A convertible preferred stock
 in private placement for cash                              10/07/02               --             --        979,300             --
Offering costs on issuance of Series A convertible
 preferred stock in private placement for cash              10/07/02               --             --       (178,902)            --
Dividends on Series A preferred stock                       10/07/02           68,150             68         78,292             --
Beneficial conversion feature on issuance of
Series A preferred stock                                    10/07/02               --             --        767,431             --
Issuance of common stock in private placement for
 cash                                                       10/29/02        1,349,934          1,350      1,821,056             --
Offering costs on issuance of common stock in
 private placement for cash                                 10/29/02               --             --       (196,793)            --
Common stock committed for services rendered                11/24/02               --             --             --         13,134
Warrants issued for services rendered                       12/09/02               --             --        390,409             --
Warrants issued for services rendered                       12/09/02               --             --        162,792             --
Stock options issued in exchange for settlement
 of accounts payable                                        12/19/02               --             --         15,000             --
Stock options issued for services rendered                  12/31/02               --             --         59,373             --
Issuance of common stock on cashless exercise of
 warrants                                                   01/02/03           33,909             34            (34)            --
Issuance of common stock on cashless conversion
 of the Series A convertible preferred stock                01/24/03            9,162              9             (9)            --
Issuance of common stock on cashless conversion
 of the Series A convertible preferred stock                01/27/03            9,174              9             (9)            --
Amortization of deferred compensation                       01/31/03               --             --             --             --
Warrants issued for services rendered                       02/17/03               --             --        130,712             --
Common stock committed for services rendered                02/24/03               --             --             --          4,415
Reversal of deferred compensation                           02/25/03               --             --     (2,272,561)            --
Issuance of common stock for services rendered              04/21/03           21,277             21         10,288             --
Common stock committed for services rendered                04/21/03               --             --             --          9,691
Warrants issued for services rendered                       04/28/03               --             --         18,284             --
Offering costs on issuance of common stock subject
  to buyback for cash                                       04/23/03               --             --        (20,000)            --
Offering costs on issuance of common stock subject
 to buyback for cash                                        04/28/03               --             --        (24,500)            --
Issuance of common stock for subscription receivable        04/30/03           10,000             10          3,972             --
Common stock committed to investors as a penalty
 for delayed registration of common stock                   04/30/03               --             --                        57,661
Net loss
                                                                         ------------   ------------   ------------   ------------

Balance, April 30, 2003 (Restated)                                         24,125,882   $     24,126   $ 13,573,900   $     92,065

Warrants issued for services rendered                       05/01/03               --             --          8,079             --
Issuance of common stock for services rendered              05/13/03           45,000             45         21,555             --
Warrants issued for services rendered                       05/16/03               --             --         35,598             --
Stock options issued for services rendered                  05/16/03               --             --          5,458             --
Issuance of common stock on cashless conversion
 of Series A preferred stock                                05/16/03        2,129,316          2,129         (2,128)            --
Dividend on induced conversion of Series A
 preferred stock                                            05/16/03               --             --        583,243             --
Issuance of committed common stock                          05/16/03          128,136            128         57,533        (57,661)
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           05/16/03           25,952             26         11,653             --
Issuance of committed common stock                          05/21/03           20,000             20          9,671         (9,691)
Issuance of common stock on exercise of
 warrants                                                   05/27/03           34,000             34            306             --
Issuance of committed common stock                          06/19/03           11,178             11         17,538        (17,549)
Issuance of common stock on conversion of
 convertible notes payable - related parties                06/24/03          300,000            300         99,700             --
Stock options issued for services rendered                  07/16/03               --             --         52,742             --
Issuance of common stock for services rendered              07/16/03            6,000              6          2,994             --
Issuance of committed common stock                          08/14/03           44,705             45          7,119         (7,164)
Issuance of common stock for cash                           08/15/03          222,222            222         99,778             --
Issuance of common stock for cash                           08/20/03          400,000            400        207,600             --
Issuance of common stock for cash                           08/25/03          272,464            272        187,728             --
Issuance of common stock for services rendered              08/27/03            6,000              6          6,354             --
Stock options issued for services rendered                  08/27/03               --             --         31,514             --
Beneficial conversion feature on convertible
 notes payable - related parties                            08/28/03                                            341             --
Issuance of common stock for cash                           08/28/03           86,957             87         59,913             --
Issuance of common stock for cash                           08/29/03          144,928            145         99,855             --
Issuance of common stock for cash                           08/29/03          666,666            667        499,333             --
Offering costs on issuance of common stock
 for cash                                                   08/29/03               --             --        (40,000)            --
Issuance of common stock to investors as a
penalty for delayed registration of common stock            10/15/03          148,260            148        191,107             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               10/15/03               --             --          6,009             --
Issuance of common stock for cash                           10/27/03           63,000             63         59,938             --
Stock options issued for services rendered                  11/07/03               --             --        278,142             --
Issuance of common stock for services rendered              11/07/03           12,000             12         14,988             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           11/15/03           44,187             44         45,910             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               11/15/03               --             --          7,143             --
Offering costs on issuance of common stock subject
 to rescission rights for cash                              11/21/03               --             --         (5,250)            --
Issuance of common stock for services rendered              11/21/03            2,000              2          1,498             --
Stock options issued for services rendered                  12/05/03               --             --         24,104             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           12/15/03           61,242             61         55,057             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               12/15/03               --             --          7,937             --
Issuance of common stock for cash                           12/22/03           42,254             42         29,958             --
Issuance of common stock for services rendered              01/06/04           27,500             28         24,447             --
Warrants issued for services rendered                       01/06/04               --             --         17,775             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           01/15/04           75,739             76         66,574             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               01/15/04               --             --          9,837             --
Issuance of common stock on cashless
 exercise of warrants                                       01/15/04           54,053             54            (54)            --
Issuance of common stock for services rendered              01/15/04           12,000             12         10,548             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           01/16/04            2,520              3          2,240             --
Beneficial conversion feature on convertible
 notes payable - related parties                            01/16/04               --             --         58,245             --
Issuance of warrants in conjunction with
 convertible notes payable - related parties                01/16/04               --             --         91,755             --
Issuance of common stock for services rendered              01/23/04           55,000             55         64,845             --
Beneficial conversion feature on convertible
 notes payable - related parties                            01/26/04               --             --          4,026             --
Beneficial conversion feature on convertible
 notes payable - related parties                            01/28/04               --             --         41,196             --
Issuance of warrants in conjunction with
 convertible notes payable - related parties                01/28/04               --             --        143,804             --
Issuance of common stock on cashless
 exercise of warrants                                       01/30/04           48,000             48            (48)            --
Beneficial conversion feature on convertible
 notes payable - related parties                            01/31/04               --             --          6,046             --
Issuance of warrants in conjunction with
 convertible notes payable - related parties                01/31/04               --             --         43,954             --
Beneficial conversion feature on convertible
 notes payable - related parties                            01/31/04               --             --          9,558             --
Issuance of common stock on cashless
 exercise of warrants                                       02/04/04           25,049             25            (25)            --
Offering costs on issuance of common stock subject
 to rescission rights for cash                              02/06/04               --             --         (5,250)            --
Issuance of common stock for services rendered              02/06/04            3,333              3          4,097             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           02/15/04           99,332             99        124,066             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               02/15/04               --             --         19,415             --
Issuance of common stock for services rendered              02/25/04            2,667              3          3,357             --
Offering costs on issuance of common stock subject
 to rescission rights for cash                              02/25/04               --             --         (7,000)            --
Common stock committed for services rendered                03/10/04               --             --             --          9,940
Stock options issued for services rendered                  03/10/04               --             --         15,917             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           03/15/04          120,464            121        210,691             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               03/15/04               --             --         38,323             --
Issuance of common stock on cashless
 exercise of warrants                                       03/15/04            2,958              3             (3)            --
Beneficial conversion feature on convertible
 notes payable - related parties                            03/16/04               --             --         15,831             --
Issuance of common stock for cash                           03/19/04           40,000             40         29,960             --
Issuance of common stock on cashless
 exercise of warrants                                       03/23/04           17,334             17            (17)            --
Issuance of common stock for cash                           03/25/04           40,000             40         29,960             --
Issuance of common stock for services rendered and
 to be rendered                                             03/25/04          200,000            200        323,800             --
Issuance of common stock for cash                           03/26/04           40,000             40         29,960             --
Issuance of common stock on cashless
 exercise of warrants                                       04/01/04            7,879              8             (8)            --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               04/01/04               --             --         10,735             --
Warrants issued for services rendered                       04/07/04               --             --         78,297             --
Issuance of common stock for services rendered              04/07/04           12,000             12         35,388             --
Issuance of common stock on cashless
 exercise of warrants                                       04/12/04          302,638            303           (303)            --
Issuance of common stock for services rendered              04/12/04          100,000            100        277,900             --
Issuance of common stock on cashless
 exercise of warrants                                       04/14/04           12,701             13            (13)            --
Issuance of common stock on cashless
 exercise of warrants                                       04/15/04           18,235             18            (18)            --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           04/15/04          141,383            141        360,386             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               04/15/04               --             --         74,639             --
Issuance of common stock on exercise of warrants            04/16/04           35,776             36         53,628             --
Warrants issued for services rendered
 and to be rendered                                         04/16/04               --             --         75,461             --
Issuance of common stock for services rendered
 and to be rendered                                         04/16/04           75,000             75        213,675             --
Beneficial conversion feature on convertible
 notes payable - related parties                            04/19/04               --             --         78,024             --
Issuance of common stock for cash                           04/20/04           30,303             30         29,970             --
Issuance of common stock on cashless
 exercise of warrants                                       04/23/04            6,269              6             (6)            --
Issuance of common stock on cashless
 exercise of warrants                                       04/28/04            2,000              2             (2)            --
Warrants issued for services rendered                       04/29/04               --             --         54,675             --
Common stock committed for legal settlement                 04/30/04               --             --                        13,440
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               04/30/04               --             --         11,738             --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                               04/30/04               --             --         17,790             --
Common stock committed to investors as a penalty
 for delayed registration of common stock                   04/30/04               --             --                         156,2
Warrants accrued but not issued to investors as a
 penalty for delayed registration of the underlying
 common stock                                               04/30/04               --             --         27,717             --
Amortization of deferred compensation
Net Loss
                                                                         ------------   ------------   ------------   ------------
Balance, April 30, 2004                                                    30,652,482   $     30,652   $ 19,181,421   $    179,679

Beneficial conversion feature on convertible
 notes payable                                              05/01/04               --             --         25,262             --
 Issuance of warrants in conjunction with
  convertible notes payable                                 05/01/04               --             --        399,739             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock                               6,667              7         15,661             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock        05/01/04               --             --        186,733             --
Issuance of common stock for services rendered              05/05/04           95,000             95        207,955             --
Issuance of common stock for services rendered              05/07/04            3,500              4          6,891             --
Offering costs on issuance of common stock                  05/10/04                                        (13,000)            --
Common stock committed for services rendered                05/12/04               --             --             --         13,090
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock        05/15/04           84,486             84        156,215       (156,299
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           05/15/04           77,823             78        143,894             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock        05/15/04               --             --         27,732             --
Issuance of common stock for cash                           05/21/04           29,801             30         44,970             --
Offering costs on issuance of common stock                  05/25/04               --             --         (5,000)            --
Offering costs on issuance of common stock                  05/26/04               --             --         (2,250)            --
Amortization of deferred compensation                       05/31/04               --             --             --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           06/01/04           32,223             32         61,192             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock        06/01/04               --             --        140,443             --
Issuance of common stock for cash                           06/01/04           13,245             13         19,987             --
Issuance of common stock for cash                           06/01/04           19,868             20         29,980             --
Issuance of common stock for cash                           06/04/04           66,225             66         99,934             --
Issuance of common stock for cash                           06/07/04           33,113             33         49,967             --
Issuance of common stock for cash                           06/07/04           19,868             20         29,980             --
Issuance of common stock for cash                           06/07/04           66,225             66         99,934             --
Offering costs on issuance of common stock                  06/10/04               --             --        (11,500)            --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           06/15/04          187,028            187        235,468             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock        06/15/04               --             --         36,412             --
Common stock committed for services rendered                06/16/04               --             --             --          9,990
Beneficial conversion feature on convertible
 notes payable - related parties                            06/16/04               --             --          1,305             --
Beneficial conversion feature on convertible
 notes payable - related parties                            06/17/04               --             --          3,859             --
Issuance of common stock for cash                           06/18/04           99,010             99         99,901             --
Beneficial conversion feature on convertible
 notes payable                                              06/23/04               --             --         30,044             --
Issuance of warrants in conjunction with
 convertible notes payable                                  06/23/04               --             --        209,956             --
Beneficial conversion feature on convertible
 notes payable                                              06/23/04               --             --          7,511             --
Issuance of warrants in conjunction with
 convertible notes payable                                  06/23/04               --             --         52,489             --
Issuance of committed common stock for legal settlemen      06/24/04           10,500             11         13,429        (13,440
Amortization of deferred compensation                       06/30/04               --             --             --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           07/01/04           32,223             32         59,903             --
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock        07/01/04               --             --        136,473             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           07/15/04          209,217            209        250,851             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           07/15/04               --             --             --            546
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock        07/15/04               --             --         37,715             --
Common stock committed for services rendered                07/21/04               --             --             --          8,460
Warrants issued for services rendered                       07/26/04               --             --         38,573             --
Issuance of common stock for services rendered              07/28/04          182,955            183        177,283             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           07/31/04               --             --             --        116,004
Warrants committed to investors as a penalty
 for delayed registration of common stock                   07/31/04               --             --         15,500             --
Amortization of deferred compensation                       07/31/04               --             --             --             --
Common stock committed for services rendered                08/05/04               --             --             --         10,260
Common stock committed for services rendered                08/11/04               --             --             --         12,240
Common stock committed to investors as a
 penalty for delayed registration of common stock           08/15/04               --             --             --        116,004
Warrants committed to investors as a penalty
 for delayed registration of common stock                   08/15/04               --             --         15,500             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           08/31/04               --             --             --         27,390
Warrants committed to investors as a penalty
 for delayed registration of common stock                   08/31/04               --             --         41,405             --
Amortization of deferred compensation                       08/31/04               --             --             --             --
Beneficial conversion feature on convertible
 notes payable                                              09/01/04               --             --         55,769             --
Commitment to Issue common stock for subscription
 receivable                                                 09/07/04               --             --             --         33,000
Common stock committed to investors as a
 penalty for delayed registration of common stock           09/15/04               --             --             --        208,567
Warrants committed to investors as a penalty
 for delayed registration of common stock                   09/15/04               --             --         24,260             --
Issuance of common stock upon conversion of
Convertible Note payable                                    09/20/04          192,308            192         99,808             --
Common stock committed for services rendered                09/21/04               --             --             --         11,700
Common stock committed to investors as a
 penalty for delayed registration of common stock           09/30/04               --             --             --         26,423
Warrants committed to investors as a penalty
 for delayed registration of common stock                   09/30/04               --             --         49,026             --
Expensing of deferred compensation                          09/30/04               --             --             --             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           10/15/04               --             --             --        207,383
Warrants committed to investors as a penalty
 for delayed registration of common stock                   10/15/04               --             --         39,793             --
Common stock committed for cash                             10/18/04               --             --             --        241,956
Common stock committed for cash                             10/19/04               --             --             --        370,500
Common stock committed for cash                             10/21/04               --             --             --         25,300
Common stock committed for cash                             10/22/04               --             --             --         33,000
Common stock committed for services rendered                10/25/04               --             --             --         14,550
Common stock committed to investors as a
 penalty for delayed registration of common stock           10/31/04               --             --             --         90,014
Warrants committed to investors as a penalty
 for delayed registration of common stock                   10/31/04               --             --         90,390             --
Amortization of deferred compensation                       10/31/04               --             --             --             --
Common stock committed upon receipt of cash                 11/01/04               --             --             --         20,700
Issuance of common stock committed in October
 upon receipt of cash                                       11/05/04        1,436,427          1,436        659,320       (660,756
Issuance of common stock previously committed as a
 penalty for the delayed registration of common stock       11/05/04          744,799            745        667,903       (668,648
Common stock committed for services rendered                11/05/04               --             --             --         15,600
Common stock committed to investors as a
 penalty for delayed registration of common stock           11/15/04               --             --             --         29,208
Warrants committed to investors as a penalty
 for delayed registration of common stock                   11/15/04               --             --         20,645             --
Issuance of common stock committed in September
 upon receipt of cash                                       11/16/04           71,739             72         32,928        (33,000
Issuance of common stock in settlement of
promissory notes payable - related parties                  11/19/04        1,010,870          1,011        463,989             --
Issuance of committed common stock from
 the cashless exercise of warrants                          11/24/04        1,046,687          1,047         (1,047)            --
Issuance of common stock for cash                           11/30/04        1,707,395          1,707        783,693             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                   11/30/04               --             --         84,276             --
Amortization of deferred compensation                       11/30/04               --             --             --             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                   12/15/04               --             --         37,352             --
Common stock committed for cash                             12/23/04               --             --             --         50,000
Warrants committed to investors as a penalty
 for delayed registration of common stock                   12/31/04               --             --         60,990             --
Amortization of deferred compensation                       12/31/04               --             --             --             --
Issuance of common stock for cash                           01/07/05          489,783            490        224,810             --
Issuance of common stock in settlement of
 promissory notes payable - related parties                 01/07/05          128,260            128         58,872             --
Common stock committed for services rendered                01/12/05               --             --             --         10,500
Common stock committed to investors as a
 penalty for delayed registration of common stock           01/15/05               --             --             --         28,864
Warrants committed to investors as a penalty
 for delayed registration of common stock                   01/15/05               --             --         28,014             --
Issuance of common stock committed to investors as
 a penalty for delayed registration of common stock         01/18/05           85,700             86         81,787        (81,87
Issuance of common stock for cash                           01/18/05          200,000            200         91,800             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           01/18/05          234,995            235        219,897             --
Common stock committed to former shareholders
 of Microdevices                                            01/25/05               --             --             --         18,923
Common stock committed to investors as a
 penalty for delayed registration of common stock           01/31/05               --             --             --          6,565
Warrants committed to investors as a penalty
 for delayed registration of common stock                   01/31/05               --             --         86,030             --
Amortization of deferred compensation                       01/31/05               --             --             --             --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           02/15/05            7,724              8          6,712             --
Warrants committed to investors as a penalty
 for delayed registration of common stock                   02/15/05               --             --          7,805             --
Issuance of common stock upon cashless
 exercise of warrants                                       02/17/05          182,787            183           (183)            --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock           02/28/05           28,811             29         24,461             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           02/28/05               --             --             --         27,104
Warrants committed to investors as a penalty
 for delayed registration of common stock                   02/28/05               --             --         24,338             --
Amortization of deferred compensation                       02/28/05               --             --             --             --
Issuance of common stock upon cashless
 exercise of warrants                                       03/04/05          112,332            112           (112)            --
Common stock committed to investors as a
 penalty for delayed registration of common stock           03/15/05               --             --             --          7,448
Warrants committed to investors as a penalty
 for delayed registration of common stock                   03/15/05               --             --         17,407             --
Common stock committed upon receipt of cash                 03/22/05               --             --             --        200,000
Common stock committed to investors as a
                                                            03/31/05               --             --             --         41,936
Warrants committed to investors as a penalty
 for delayed registration of common stock                   03/31/05               --             --         19,241             --
Amortization of deferred compensation                       03/31/05               --             --             --             --
Common stock committed for services rendered                04/01/05               --             --             --         11,250
Stock option issued for services rendered                   04/01/05               --             --        233,100             --
Common stock committed upon receipt of cash                 04/04/05               --             --             --        150,000
Stock option issued for services rendered                   04/06/05               --             --         48,000             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           04/15/05               --             --             --          1,327
Warrants committed to investors as a penalty
 for delayed registration of common stock                   04/15/05               --             --         14,361             --
Issuance of common stock committed in prior year
 for services rendered                                      04/29/05            3,000              3          4,257         (4,260
Reclassify from common stock subject to Buy-Back            04/30/05        2,000,000          2,000        692,000             --
Common stock committed to investors as a
 penalty for delayed registration of common stock           04/30/05               --             --             --         70,487
Warrants committed to investors as a penalty
 for delayed registration of common stock                   04/30/05               --             --         45,904             --
Reclassify from common stock subject to rescission          04/30/05        3,819,996          3,820      1,784,333             --
Amortization of deferred compensation                       04/30/05               --             --             --             --
Net loss                                                                           --             --             --             --
                                                                         ------------   ------------   ------------   ------------
Balance at April 30, 2005                                                  45,817,315         45,817     29,521,570        547,375
                                                                         ------------   ------------   ------------   ------------

   The accompnaying notes are an integral part of these financial statements.

                                                                                 HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                (DEVELOPMENT STAGE COMPANIES)
                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                             OR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                                 during the
                                                                                 Deferred       Development
                                                               Date            Compensation        Stage             Total
                                                          -------------        ------------     ------------     ------------
Balance, August 21, 1995 (inception)                                           $         --     $         --     $         --
Recapitalization upon reverse merger                                                     --               --               14
Issuance of common stock for services rendered                 08/31/95                  --               --            8,012
Issuance of common stock for services rendered                 09/05/95                  --               --              130
Issuance of common stock for services rendered                 02/13/96                  --               --               88
Net loss                                                                                             (39,387)         (39,387)
                                                                               ------------     ------------     ------------
Balance, April 30, 1996  (Restated)                                                      --          (39,387)         (31,143)

Issuance of common stock for services rendered                 12/02/96                  --               --               12
Issuance of common stock for services rendered                 12/16/96                  --               --               21
Issuance of common stock for services rendered                 12/20/96                  --               --                3
Net Loss                                                                                            (110,004)        (110,004)
                                                                               ------------     ------------     ------------

Balance, April 30, 1997 (Restated)                                                       --         (149,391)        (141,111)

Issuance of common stock for services rendered                 05/20/97                  --               --            3,750
Issuance of common stock for services rendered                 06/02/97                  --               --           37,997
Issuance of common stock for services rendered                 06/03/97                  --               --          164,612
Issuance of common stock for services rendered                 06/08/97                  --               --            1,650
Issuance of common stock for cash                              06/14/97                  --               --           10,000
Issuance of common stock for services rendered                 06/16/97                  --               --           81,174
Issuance of common stock for services rendered                 06/18/97                  --               --            1,375
Issuance of common stock for services rendered                 06/23/97                  --               --           57,642
Issuance of common stock for services rendered                 07/28/97                  --               --            2,500
Issuance of common stock for cash                              08/11/97                  --               --            5,625
Issuance of common stock for cash                              08/19/97                  --               --            2,500
Issuance of common stock for cash                              09/04/97                  --               --            2,500
Issuance of common stock for cash                              09/04/97                  --               --            3,125
Issuance of common stock for cash                              09/12/97                  --               --            2,500
Issuance of common stock for cash                              10/14/97                  --               --           20,000
Issuance of common stock for cash                              12/17/97                  --               --            7,500
Issuance of common stock for cash                              12/17/97                  --               --           12,000
Issuance of common stock for cash                              12/17/97                  --               --           21,000
Issuance of common stock for services rendered                 12/31/97                  --               --           14,278
Issuance of common stock for services rendered                 01/29/98                  --               --           14,999
Issuance of common stock for cash                              01/30/98                  --               --           12,500
Issuance of common stock for cash                              03/23/98                  --               --            2,250
Issuance of common stock for cash                              03/23/98                  --               --           17,552
Issuance of common stock for cash                              03/25/98                  --               --              500
Issuance of common stock for services rendered                 03/25/98                  --               --              400
Issuance of common stock for cash                              03/25/98                  --               --           25,000
Issuance of common stock for services rendered                 04/04/98                  --               --           20,025
Issuance of common stock for services rendered                 04/14/98                  --               --              601
Issuance of common stock for services rendered                 04/28/98                  --               --              198
Net Loss                                                                                            (655,432)        (655,432)
                                                                               ------------     ------------     ------------

Balance, April 30, 1998 (Restated)                                                       --         (804,823)        (250,790)

Issuance of common stock for services rendered                 05/05/98                  --               --            7,311
Issuance of common stock for cash                              05/05/98                  --               --           29,250
Issuance of common stock for services rendered                 06/01/98                  --               --            8,074
Issuance of common stock for cash                              06/01/98                  --               --           15,000
Issuance of common stock for cash                              08/03/98                  --               --            2,500
Issuance of common stock for cash                              08/10/98                  --               --            2,500
Issuance of common stock for services rendered                 09/16/98                  --               --           20,830
Issuance of common stock for services rendered                 10/01/98                  --               --           13,716
Issuance of common stock for cash                              10/01/98                  --               --            5,000
Issuance of common stock for cash                              10/01/98                  --               --            5,000
Issuance of common stock for cash                              10/30/98                  --               --            2,500
Issuance of common stock for services rendered                 11/02/98                  --               --            1,798
Issuance of common stock for cash                              11/02/98                  --               --           12,480
Issuance of common stock for services rendered                 11/12/98                  --               --            3,597
Issuance of common stock for services rendered                 11/14/98                  --               --           35,965
Issuance of common stock for services rendered                 11/18/98                  --               --            6,294
Issuance of common stock for services rendered                 11/19/98                  --               --           30,570
Issuance of common stock for cash                              11/24/98                  --               --           10,000
Issuance of common stock for services rendered                 11/28/98                  --               --          179,826
Stock options issued for services rendered                     11/30/98                  --               --          659,684
Issuance of common stock for services rendered                 12/02/98                  --               --            4,084
Issuance of common stock for cash                              12/02/98                  --               --            2,500
Issuance of common stock for cash                              12/02/98                  --               --            7,000
Issuance of common stock for cash                              12/02/98                  --               --            2,500
Issuance of common stock for cash                              12/02/98                  --               --            2,500
Issuance of common stock for services rendered                 12/17/98                  --               --            4,758
Issuance of common stock for services rendered                 12/31/98                  --               --            1,838
Issuance of common stock for cash                              01/08/99                  --               --           32,400
Issuance of common stock for cash                              01/15/99                  --               --            3,600
Issuance of common stock for cash                              01/15/99                  --               --            6,300
Issuance of common stock for services rendered                 03/01/99                  --               --          127,490
Issuance of common stock for services rendered                 03/16/99                  --               --           12,749
Issuance of common stock for services rendered                 03/17/99                  --               --          590,313
Issuance of common stock for cash                              03/17/99                  --               --           10,200
Issuance of common stock for services rendered                 04/28/99                  --               --           48,288
Issuance of common stock for services rendered                 04/30/99                  --               --            6,371
Net Loss                                                                                          (1,956,565)      (1,956,565)
                                                                               ------------     ------------     ------------

Balance, April 30, 1999 (Restated)                                                       --       (2,761,388)        (292,569)

Issuance of common stock for cash                              05/03/99                  --               --            3,665
Issuance of common stock for services rendered                 05/05/99                  --               --           12,011
Issuance of common stock for cash                              06/05/99                  --               --           10,000
Issuance of common stock for services rendered                 06/09/99                  --               --           40,397
Issuance of common stock for services rendered                 06/28/99                  --               --          125,230
Issuance of common stock for cash                              06/28/99                  --               --              100
Issuance of common stock for cash                              07/12/99                  --               --            1,500
Issuance of common stock for cash                              07/14/99                  --               --           12,500
Issuance of common stock for cash                              07/14/99                  --               --           10,000
Issuance of common stock for services rendered                 07/22/99                  --               --           90,649
Issuance of common stock for services rendered                 11/30/99                  --               --           21,727
Issuance of common stock for cash                              11/30/99                  --               --           21,000
Issuance of common stock for cash                              11/30/99                  --               --            5,000
Issuance of common stock for cash                              12/29/99                  --               --           45,000
Issuance of common stock for services rendered                 03/20/00                  --               --            1,311
Issuance of common stock for cash                              04/03/00                  --               --           60,000
Issuance of common stock for services rendered                 04/03/00                  --               --          767,110
Issuance of common stock for cash                              04/03/00                  --               --            2,000
Issuance of common stock for cash                              04/03/00                  --               --            7,500
Issuance of common stock for services rendered                 04/10/00                  --               --           29,424
Issuance of common stock for services rendered                 04/24/00                  --               --           13,112
Issuance of common stock for services rendered                 04/26/00                  --               --            1,311
Net loss                                                                                          (1,247,576)      (1,247,576)
                                                                               ------------     ------------     ------------

Balance, April 30, 2000 (Restated)                                                       --       (4,008,964)        (259,598)

Issuance of common stock for services rendered                 07/28/00                  --               --            6,557
Issuance of common stock for services rendered                 08/10/00                  --               --          131,132
Issuance of common stock for services rendered                 08/22/00                  --               --           13,113
Issuance of common stock for services rendered                 09/28/00                  --               --            2,634
Issuance of common stock for cash                              09/28/00                  --               --            5,000
Issuance of common stock for services rendered                 10/09/00                  --               --            8,430
Issuance of common stock for services rendered                 11/30/00                  --               --              106
Issuance of common stock for services rendered                 12/31/00                  --               --          120,389
Net loss                                                                                            (452,754)        (452,754)
                                                                               ------------     ------------     ------------

Balance, April 30, 2001 (Restated)                                                       --       (4,461,718)        (424,991)

Issuance of common stock for services rendered                 05/10/01                  --               --           28,057
Issuance of common stock for services rendered                 06/18/01                  --               --           29,997
Issuance of common stock for cash                              06/18/01                  --               --           10,000
Issuance of common stock for cash                              07/31/01                  --               --           10,000
Issuance of common stock for services rendered                 07/31/01                  --               --          224,268
Issuance of common stock for cash                              07/31/01                  --               --           10,000
Issuance of common stock for cash                              09/07/01                  --               --           50,000
Issuance of common stock for services rendered                 09/23/01                  --               --          117,490
Issuance of common stock for cash                              09/23/01                  --               --           15,000
Warrants issued for services rendered                          09/23/01                  --               --           24,924
Issuance of common stock for services rendered                 10/31/01                  --               --            3,000
Issuance of common stock for services rendered                 11/02/01                  --               --           14,999
Issuance of common stock for services rendered                 12/07/01                  --               --            2,500
Issuance of common stock for services rendered                 12/10/01                  --               --           48,576
Issuance of common stock for services rendered                 12/13/01                  --               --           19,512
Issuance of common stock for cash                              12/13/01                  --               --           50,000
Issuance of common stock for cash                              12/20/01                  --               --              800
Issuance of common stock for services rendered                 12/20/01                  --               --          275,178
Issuance of common stock for services rendered                 12/21/01                  --               --            5,000
Issuance of common stock for services rendered                 12/30/01                  --               --           47,496
Stock options issued for services rendered                     01/08/02                  --               --            1,402
Issuance of common stock for services rendered                 01/14/02                  --               --            7,499
Stock options issued for services rendered                     01/31/02                  --               --            2,142
Stock options issued for services rendered                     02/08/02                  --               --            3,809
Issuance of common stock for services rendered                 02/14/02                  --               --          499,960
Issuance of common stock for cash                              03/13/02                  --               --            2,420
Issuance of common stock in private                                                                                        --
 placement for cash                                            04/30/02                  --               --        1,225,000
Net loss                                                                                          (2,399,061)      (2,399,061)
                                                                               ------------     ------------     ------------

Balance, April 30, 2002 (Restated)                                                       --       (6,860,779)         (95,023)

Common stock committed on exercise of stock
options in subsidiary                                          05/23/02                  --               --            7,164
Issuance of common stock for services rendered                 05/24/02                  --               --           12,016
Financing expense in connection with
issuance of warrants                                           05/31/02                  --               --          223,710
Conversion of convertible notes payable - related
parties and accrued interest into common stock                 06/04/02                  --               --            5,780
Conversion of convertible notes payable - related
 parties and accrued interest into common stock                06/20/02                  --               --            5,440
Issuance of common stock in private placement for
 'cash                                                         06/25/02                  --               --          500,000
Stock options issued for services rendered                     07/12/02                  --               --          761,007
Conversion of notes payable - related
 parties into common stock                                     07/16/02                  --               --           15,000
Conversion of convertible notes payable - related
 parties and accrued interest into common stock                07/22/02                  --               --           11,676
Stock options issued for services rendered                     08/01/02                  --               --          187,163
Issuance of common stock for services rendered                 08/24/02                  --               --            9,334
Stock options issued for services rendered                     09/25/02          (3,305,542)              --               --
Stock options issued in exchange for settlement
 of accounts payable                                           09/25/02                  --               --           50,000
Issuance of Series A convertible preferred stock
 in private placement for cash                                 10/07/02                  --               --          979,301
Offering costs on issuance of Series A convertible
 preferred stock in private placement for cash                 10/07/02                  --               --         (178,902)
Dividends on Series A preferred stock                          10/07/02                  --          (78,360)              --
Beneficial conversion feature on issuance of
Series A preferred stock                                       10/07/02                  --         (767,431)              --
Issuance of common stock in private placement for
 cash                                                          10/29/02                  --               --        1,822,406
Offering costs on issuance of common stock in
 private placement for cash                                    10/29/02                  --               --         (196,793)
Common stock committed for services rendered                   11/24/02                  --               --           13,134
Warrants issued for services rendered                          12/09/02                  --               --          390,409
Warrants issued for services rendered                          12/09/02                  --               --          162,792
Stock options issued in exchange for settlement
 of accounts payable                                           12/19/02                  --               --           15,000
Stock options issued for services rendered                     12/31/02                  --               --           59,373
Issuance of common stock on cashless exercise of
 warrants                                                      01/02/03                  --               --               --
Issuance of common stock on cashless conversion
 of the Series A convertible preferred stock                   01/24/03                  --               --               --
Issuance of common stock on cashless conversion
 of the Series A convertible preferred stock                   01/27/03                  --               --               --
Amortization of deferred compensation                          01/31/03           1,032,981               --        1,032,981
Warrants issued for services rendered                          02/17/03                  --               --          130,712
Common stock committed for services rendered                   02/24/03                  --               --            4,415
Reversal of deferred compensation                              02/25/03           2,272,561               --               --
Issuance of common stock for services rendered                 04/21/03                  --               --           10,309
Common stock committed for services rendered                   04/21/03                  --               --            9,691
Warrants issued for services rendered                          04/28/03                  --               --           18,284
Offering costs on issuance of common stock subject
  to buyback for cash                                          04/23/03                  --               --          (20,000)
Offering costs on issuance of common stock subject
 to buyback for cash                                           04/28/03                  --               --          (24,500)
Issuance of common stock for subscription receivable           04/30/03                  --               --            3,982
Common stock committed to investors as a penalty
 for delayed registration of common stock                      04/30/03                  --               --           57,661
Net loss                                                                                          (5,925,680)      (5,925,680)
                                                                               ------------     ------------     ------------

Balance, April 30, 2003 (Restated)                                             $         --     $(13,632,250)    $     57,842

Warrants issued for services rendered                          05/01/03                  --               --            8,079
Issuance of common stock for services rendered                 05/13/03                  --               --           21,600
Warrants issued for services rendered                          05/16/03                  --               --           35,598
Stock options issued for services rendered                     05/16/03                  --               --            5,458
Issuance of common stock on cashless conversion
 of Series A preferred stock                                   05/16/03                  --               --               --
Dividend on induced conversion of Series A
 preferred stock                                               05/16/03                  --         (583,243)              --
Issuance of committed common stock                             05/16/03                                                    --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              05/16/03                  --               --           11,679
Issuance of committed common stock                             05/21/03                                                    --
Issuance of common stock on exercise of                                                                                    --
 warrants                                                      05/27/03                  --               --              340
Issuance of committed common stock                             06/19/03             (17,549)              --               --
Issuance of common stock on conversion of
 convertible notes payable - related parties                   06/24/03                  --               --          100,000
Stock options issued for services rendered                     07/16/03                  --               --           52,742
Issuance of common stock for services rendered                 07/16/03                  --               --            3,000
Issuance of committed common stock                             08/14/03              (7,164)              --               --
Issuance of common stock for cash                              08/15/03                  --               --          100,000
Issuance of common stock for cash                              08/20/03                  --               --          208,000
Issuance of common stock for cash                              08/25/03                  --               --          188,000
Issuance of common stock for services rendered                 08/27/03                  --               --            6,360
Stock options issued for services rendered                     08/27/03                  --               --           31,514
Beneficial conversion feature on convertible
 notes payable - related parties                               08/28/03                  --               --              341
Issuance of common stock for cash                              08/28/03                  --               --           60,000
Issuance of common stock for cash                              08/29/03                  --               --          100,000
Issuance of common stock for cash                              08/29/03                  --               --          500,000
Offering costs on issuance of common stock
 for cash                                                      08/29/03                  --               --          (40,000)
Issuance of common stock to investors as a
penalty for delayed registration of common stock               10/15/03                  --               --          191,255
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  10/15/03                  --               --            6,009
Issuance of common stock for cash                              10/27/03                  --               --           60,001
Stock options issued for services rendered                     11/07/03                  --               --          278,142
Issuance of common stock for services rendered                 11/07/03                  --               --           15,000
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              11/15/03                  --               --           45,954
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  11/15/03                  --               --            7,143
Offering costs on issuance of common stock subject
 to rescission rights for cash                                 11/21/03                  --               --           (5,250)
Issuance of common stock for services rendered                 11/21/03                  --               --            1,500
Stock options issued for services rendered                     12/05/03                  --               --           24,104
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              12/15/03                  --               --           55,118
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  12/15/03                  --               --            7,937
Issuance of common stock for cash                              12/22/03                  --               --           30,000
Issuance of common stock for services rendered                 01/06/04                  --               --           24,475
Warrants issued for services rendered                          01/06/04                  --               --           17,775
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              01/15/04                  --               --           66,650
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  01/15/04                  --               --            9,837
Issuance of common stock on cashless
 exercise of warrants                                          01/15/04                  --               --               --
Issuance of common stock for services rendered                 01/15/04                  --               --           10,560
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              01/16/04                  --               --            2,243
Beneficial conversion feature on convertible
 notes payable - related parties                               01/16/04                  --               --           58,245
Issuance of warrants in conjunction with
 convertible notes payable - related parties                   01/16/04                  --               --           91,755
Issuance of common stock for services rendered                 01/23/04                  --               --           64,900
Beneficial conversion feature on convertible
 notes payable - related parties                               01/26/04                  --               --            4,026
Beneficial conversion feature on convertible
 notes payable - related parties                               01/28/04                  --               --           41,196
Issuance of warrants in conjunction with
 convertible notes payable - related parties                   01/28/04                  --               --          143,804
Issuance of common stock on cashless
 exercise of warrants                                          01/30/04                  --               --               --
Beneficial conversion feature on convertible
 notes payable - related parties                               01/31/04                  --               --            6,046
Issuance of warrants in conjunction with
 convertible notes payable - related parties                   01/31/04                  --               --           43,954
Beneficial conversion feature on convertible
 notes payable - related parties                               01/31/04                  --               --            9,558
Issuance of common stock on cashless
 exercise of warrants                                          02/04/04                  --               --               --
Offering costs on issuance of common stock subject
 to rescission rights for cash                                 02/06/04                  --               --           (5,250)
Issuance of common stock for services rendered                 02/06/04                  --               --            4,100
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              02/15/04                  --               --          124,165
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  02/15/04                  --               --           19,415
Issuance of common stock for services rendered                 02/25/04                  --               --            3,360
Offering costs on issuance of common stock subject
 to rescission rights for cash                                 02/25/04                  --               --           (7,000)
Common stock committed for services rendered                   03/10/04                  --               --            9,940
Stock options issued for services rendered                     03/10/04                  --               --           15,917
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              03/15/04                  --               --          210,812
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  03/15/04                  --               --           38,323
Issuance of common stock on cashless
 exercise of warrants                                          03/15/04                  --               --               --
Beneficial conversion feature on convertible
 notes payable - related parties                               03/16/04                  --               --           15,831
Issuance of common stock for cash                              03/19/04                  --               --           30,000
Issuance of common stock on cashless
 exercise of warrants                                          03/23/04                  --               --               --
Issuance of common stock for cash                              03/25/04                  --               --           30,000
Issuance of common stock for services rendered and
 to be rendered                                                03/25/04            (324,000)              --               --
Issuance of common stock for cash                              03/26/04                  --               --           30,000
Issuance of common stock on cashless
 exercise of warrants                                          04/01/04                  --               --               --
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/01/04                  --               --           10,735
Warrants issued for services rendered                          04/07/04                  --               --           78,297
Issuance of common stock for services rendered                 04/07/04                  --               --           35,400
Issuance of common stock on cashless
 exercise of warrants                                          04/12/04                  --               --               --
Issuance of common stock for services rendered                 04/12/04                  --               --          278,000
Issuance of common stock on cashless
 exercise of warrants                                          04/14/04                  --               --               --
Issuance of common stock on cashless
 exercise of warrants                                          04/15/04                  --               --               --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              04/15/04                  --               --          360,527
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/15/04                  --               --           74,639
Issuance of common stock on exercise of warrants               04/16/04                  --               --           53,664
Warrants issued for services rendered
 and to be rendered                                            04/16/04             (75,461)              --               --
Issuance of common stock for services rendered
 and to be rendered                                            04/16/04            (213,750)              --               --
Beneficial conversion feature on convertible
 notes payable - related parties                               04/19/04                  --               --           78,024
Issuance of common stock for cash                              04/20/04                  --               --           30,000
Issuance of common stock on cashless
 exercise of warrants                                          04/23/04                  --               --               --
Issuance of common stock on cashless
 exercise of warrants                                          04/28/04                  --               --               --
Warrants issued for services rendered                          04/29/04                  --               --           54,675
Common stock committed for legal settlement                    04/30/04                  --               --           13,440
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/30/04                  --               --           11,738
Issuance of warrants to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/30/04                  --               --           17,790
Common stock committed to investors as a penalty
 for delayed registration of common stock                      04/30/04                  --               --          156,299
Warrants accrued but not issued to investors as a
 penalty for delayed registration of the underlying
 common stock                                                  04/30/04                  --               --           27,717
Amortization of deferred compensation                                               153,903               --          153,903
Net Loss                                                                                          (7,600,103)      (7,600,103)
                                                                               ------------     ------------     ------------
Balance, April 30, 2004                                                        $   (459,308)    $(21,815,596)    $ (2,883,152)

Beneficial conversion feature on convertible
 notes payable                                                 05/01/04                  --               --           25,262
 Issuance of warrants in conjunction with
  convertible notes payable                                    05/01/04                  --               --          399,739
Issuance of common stock to investors as a
 penalty for delayed registration of common stock                                        --               --           15,668
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           05/01/04                  --               --          186,733
Issuance of common stock for services rendered                 05/05/04                  --               --          208,050
Issuance of common stock for services rendered                 05/07/04                  --               --            6,895
Offering costs on issuance of common stock                     05/10/04                  --               --          (13,000)
Common stock committed for services rendered                   05/12/04                  --               --           13,090
Issuance of committed common stock to investors as
  a penalty for delayed registration of common stock           05/15/04                  --               --               --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              05/15/04                  --               --          143,972
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           05/15/04                  --               --           27,732
Issuance of common stock for cash                              05/21/04                  --               --           45,000
Offering costs on issuance of common stock                     05/25/04                  --               --           (5,000)
Offering costs on issuance of common stock                     05/26/04                  --               --           (2,250)
Amortization of deferred compensation                          05/31/04              92,202               --           92,202
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              06/01/04                  --               --           61,224
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           06/01/04                  --               --          140,443
Issuance of common stock for cash                              06/01/04                  --               --           20,000
Issuance of common stock for cash                              06/01/04                  --               --           30,000
Issuance of common stock for cash                              06/04/04                  --               --          100,000
Issuance of common stock for cash                              06/07/04                  --               --           50,000
Issuance of common stock for cash                              06/07/04                  --               --           30,000
Issuance of common stock for cash                              06/07/04                  --               --          100,000
Offering costs on issuance of common stock                     06/10/04                  --               --          (11,500)
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              06/15/04                  --               --          235,655
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           06/15/04                  --               --           36,412
Common stock committed for services rendered                   06/16/04                  --               --            9,990
Beneficial conversion feature on convertible
 notes payable - related parties                               06/16/04                  --               --            1,305
Beneficial conversion feature on convertible
 notes payable - related parties                               06/17/04                  --               --            3,859
Issuance of common stock for cash                              06/18/04                  --               --          100,000
Beneficial conversion feature on convertible
 notes payable                                                 06/23/04                  --               --           30,044
Issuance of warrants in conjunction with
 convertible notes payable                                     06/23/04                  --               --          209,956
Beneficial conversion feature on convertible
 notes payable                                                 06/23/04                  --               --            7,511
Issuance of warrants in conjunction with
 convertible notes payable                                     06/23/04                  --               --           52,489
Issuance of committed common stock for legal settlement        06/24/04                  --               --               --
Amortization of deferred compensation                          06/30/04             114,150               --          114,150
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              07/01/04                  --               --           59,935
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           07/01/04                  --               --          136,473
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              07/15/04                  --               --          251,060
Common stock committed to investors as a
 penalty for delayed registration of common stock              07/15/04                  --               --              546
Issuance of warrants to investors as a penalty for
 delayed registration of the underlying common stock           07/15/04                  --               --           37,715
Common stock committed for services rendered                   07/21/04                  --               --            8,460
Warrants issued for services rendered                          07/26/04                  --               --           38,573
Issuance of common stock for services rendered                 07/28/04                  --               --          177,466
Common stock committed to investors as a
 penalty for delayed registration of common stock              07/31/04                  --               --          116,004
Warrants committed to investors as a penalty
 for delayed registration of common stock                      07/31/04                  --               --           15,500
Amortization of deferred compensation                          07/31/04              72,199               --           72,199
Common stock committed for services rendered                   08/05/04                  --               --           10,260
Common stock committed for services rendered                   08/11/04                  --               --           12,240
Common stock committed to investors as a                                                                  --               --
 penalty for delayed registration of common stock              08/15/04                  --               --          116,004
Warrants committed to investors as a penalty
 for delayed registration of common stock                      08/15/04                  --               --           15,500
Common stock committed to investors as a
 penalty for delayed registration of common stock              08/31/04                  --               --           27,390
Warrants committed to investors as a penalty
 for delayed registration of common stock                      08/31/04                  --               --           41,405
Amortization of deferred compensation                          08/31/04              20,084               --           20,084
Beneficial conversion feature on convertible
 notes payable                                                 09/01/04                  --               --           55,769
Commitment to Issue common stock for subscription
 receivable                                                    09/07/04                  --               --           33,000
Common stock committed to investors as a
 penalty for delayed registration of common stock              09/15/04                  --               --          208,567
Warrants committed to investors as a penalty
 for delayed registration of common stock                      09/15/04                  --               --           24,260
Issuance of common stock upon conversion of
Convertible Note payable                                       09/20/04                  --               --          100,000
Common stock committed for services rendered                   09/21/04                  --               --           11,700
Common stock committed to investors as a
 penalty for delayed registration of common stock              09/30/04                  --               --           26,423
Warrants committed to investors as a penalty
 for delayed registration of common stock                      09/30/04                  --               --           49,026
Expensing of deferred compensation                             09/30/04              20,084               --           20,084
Common stock committed to investors as a
 penalty for delayed registration of common stock              10/15/04                  --               --          207,383
Warrants committed to investors as a penalty
 for delayed registration of common stock                      10/15/04                  --               --           39,793
Common stock committed for cash                                10/18/04                  --               --          241,956
Common stock committed for cash                                10/19/04                  --               --          370,500
Common stock committed for cash                                10/21/04                  --               --           25,300
Common stock committed for cash                                10/22/04                  --               --           33,000
Common stock committed for services rendered                   10/25/04                  --               --           14,550
Common stock committed to investors as a
 penalty for delayed registration of common stock              10/31/04                  --               --           90,014
Warrants committed to investors as a penalty
 for delayed registration of common stock                      10/31/04                  --               --           90,390
Amortization of deferred compensation                          10/31/04              20,084               --           20,084
Common stock committed upon receipt of cash                    11/01/04                  --               --           20,700
Issuance of common stock committed in October
 upon receipt of cash                                          11/05/04                  --               --               --
Issuance of common stock previously committed as a
 penalty for the delayed registration of common stock          11/05/04                  --               --                0
Common stock committed for services rendered                   11/05/04                  --               --           15,600
Common stock committed to investors as a
 penalty for delayed registration of common stock              11/15/04                  --               --           29,208
Warrants committed to investors as a penalty
 for delayed registration of common stock                      11/15/04                  --               --           20,645
Issuance of common stock committed in September
 upon receipt of cash                                          11/16/04                  --               --               --
Issuance of common stock in settlement of
promissory notes payable - related parties                     11/19/04                  --               --          465,000
Issuance of committed common stock from
 the cashless exercise of warrants                             11/24/04                  --               --               --
Issuance of common stock for cash                              11/30/04                  --               --          785,400
Warrants committed to investors as a penalty
 for delayed registration of common stock                      11/30/04                  --               --           84,276
Amortization of deferred compensation                          11/30/04              20,084               --           20,084
Warrants committed to investors as a penalty
 for delayed registration of common stock                      12/15/04                  --               --           37,352
Common stock committed for cash                                12/23/04                  --               --           50,000
Warrants committed to investors as a penalty
 for delayed registration of common stock                      12/31/04                  --               --           60,990
Amortization of deferred compensation                          12/31/04              20,084               --           20,084
Issuance of common stock for cash                              01/07/05                  --               --          225,300
Issuance of common stock in settlement of
 promissory notes payable - related parties                    01/07/05                  --               --           59,000
Common stock committed for services rendered                   01/12/05                  --               --           10,500
Common stock committed to investors as a
 penalty for delayed registration of common stock              01/15/05                  --               --           28,864
Warrants committed to investors as a penalty
 for delayed registration of common stock                      01/15/05                  --               --           28,014
Issuance of common stock committed to investors as
 a penalty for delayed registration of common stock             01/18/05                 --               --               --
Issuance of common stock for cash                              01/18/05                  --               --           92,000
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              01/18/05                  --               --          220,132
Common stock committed to former shareholders
 of Microdevices                                               01/25/05                  --               --           18,923
Common stock committed to investors as a
 penalty for delayed registration of common stock              01/31/05                  --               --            6,565
Warrants committed to investors as a penalty
 for delayed registration of common stock                      01/31/05                  --               --           86,030
Amortization of deferred compensation                          01/31/05              20,085               --           20,085
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              02/15/05                  --               --            6,720
Warrants committed to investors as a penalty
 for delayed registration of common stock                      02/15/05                  --               --            7,805
Issuance of common stock upon cashless
 exercise of warrants                                          02/17/05                  --               --               --
Issuance of common stock to investors as a
 penalty for delayed registration of common stock              02/28/05                  --               --           24,490
Common stock committed to investors as a
 penalty for delayed registration of common stock              02/28/05                  --               --           27,104
Warrants committed to investors as a penalty
 for delayed registration of common stock                      02/28/05                  --               --           24,338
Amortization of deferred compensation                          02/28/05              20,084               --           20,084
Issuance of common stock upon cashless
 exercise of warrants                                          03/04/05                  --               --               --
Common stock committed to investors as a
 penalty for delayed registration of common stock              03/15/05                  --               --            7,448
Warrants committed to investors as a penalty
 for delayed registration of common stock                      03/15/05                  --               --           17,407
Common stock committed upon receipt of cash                    03/22/05                  --               --          200,000
Common stock committed to investors as a
                                                               03/31/05                  --               --           41,936
Warrants committed to investors as a penalty
 for delayed registration of common stock                      03/31/05                  --               --           19,241
Amortization of deferred compensation                          03/31/05              20,084               --           20,084
Common stock committed for services rendered                   04/01/05                  --               --           11,250
Stock option issued for services rendered                      04/01/05                  --               --          233,100
Common stock committed upon receipt of cash                    04/04/05                  --               --          150,000
Stock option issued for services rendered                      04/06/05                  --               --           48,000
Common stock committed to investors as a
 penalty for delayed registration of common stock              04/15/05                  --               --            1,327
Warrants committed to investors as a penalty
 for delayed registration of common stock                      04/15/05                  --               --           14,361
Issuance of common stock committed in prior year
 for services rendered                                         04/29/05                  --               --               --
Reclassify from common stock subject to Buy-Back               04/30/05                  --               --          694,000
Common stock committed to investors as a
 penalty for delayed registration of common stock              04/30/05                  --               --           70,487
Warrants committed to investors as a penalty
 for delayed registration of common stock                      04/30/05                  --               --           45,904
Reclassify from common stock subject to rescission             04/30/05                  --               --        1,788,153
Amortization of deferred compensation                          04/30/05              20,084               --           20,084
Net loss                                                                                 --       (9,984,565)      (9,984,565)
                                                                               ------------     ------------     ------------
Balance at April 30, 2005                                                                --      (31,800,161)      (1,685,399)
                                                                               ------------     ------------     ------------


   The accompnaying notes are an integral part of these financial statements.

                                                                                HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                               (DEVELOPMENT STAGE COMPANIES)
                                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             FOR THE YEARS ENDED APRIL 30, 2005 AND 2004 AND
                                                           FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2005
----------------------------------------------------------------------------------------------------------------------------

                                                                                                                   For the
                                                                                                                 Period from
                                                                                                                 August 21,
                                                                                  For the Years Ended               1995
                                                                             ------------------------------     (Inception) to
                                                                               April 30,        April 30,          April 30,
                                                                                 2005              2004             2005
                                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $ (9,984,565)     $ (7,600,103)     $(30,371,127)
      Adjustments to reconcile net loss to net cash
       used in operating activities
           Depreciation                                                           213,379           144,113           456,917
           Issuance of common stock for services rendered                         480,245           478,196         5,238,854
           Common stock committed for services rendered                            24,470                --            24,470
           Common stock issued for legal settlement                                    --            13,440            13,440
           Issuance of common stock as compensation expense
             for services rendered from minority shareholders                          --                --            18,923
           Warrants issued or committed for services rendered                      38,573           210,341           976,035
           Financing expense in connection with the
             issuance of warrants                                                      --                --           223,710
           Stock options issued for services rendered                             281,100           391,960         2,347,640
           Additional compensation to officer in the form of
             convertible note payable - related party                                  --                --            42,171
           Amortization of deferred compensation                                  459,308           153,903         1,646,192
           Amortization of debt discount on convertible
             notes payable                                                        785,934           492,780         1,278,714
           Issuance of convertible notes payable as a penalty for the
            delayed registration of the underlying common stock                    44,000             7,000            51,000
           Issuance of common stock as a penalty for the delayed
             registration of shares of common stock                             1,875,823         1,224,702         3,158,186
           Issuance or commitment to issue warrants as a penalty for the
             delayed registration of the underlying common stock                1,287,746           231,282         1,519,028
           Common stock committed as a penalty for the delayed
             registration of shares of common stock                               148,302                --           148,302
           (Increase) decrease in
                Restricted cash                                                                      71,234
                Accounts receivable                                              (245,547)            4,171          (275,959)
                Inventory                                                        (808,650)               --          (808,650)
                Other current assets                                             (196,972)          202,833          (411,789)
                Other assets                                                           --           295,948                --
           Increase (decrease) in
                Accounts payable                                                  780,205           623,818         2,186,636
                Accrued expenses                                                  (14,086)           86,691            74,205
                Accrued payroll and payroll taxes                                   9,546            80,496           858,618
                Accrued interest                                                   94,778            41,038           174,000
                Other current liabilities                                         200,000                --           200,000
                                                                             ------------      ------------      ------------

Net cash used in operating activities                                        $ (4,526,411)     $ (2,846,157)     $(11,230,484)
                                                                             ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements

                                                                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                FOR THE YEARS ENDED APRIL 30, 2005 AND 2004 AND
                                                              FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2005
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     For the
                                                                                                                   Period from
                                                                                                                    August 21,
                                                                                    For the Years Ended                1995
                                                                               ------------------------------     (Inception) to
                                                                                 April 30,        April 30,          April 30,
                                                                                   2005              2004              2005
                                                                               ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                       $   (138,526)     $   (245,680)     $   (988,055)
                                                                               ------------      ------------      ------------

Net cash used in investing activities                                              (138,526)         (245,680)         (988,055)
                                                                               ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock in
       private placement                                                       $         --      $         --      $  3,547,406
      Offering costs on issuance of common stock in
            private placement                                                            --                --          (196,793)
      Proceeds from issuance of common stock                                      2,352,156         1,366,001         4,345,424
      Offering costs on issuance of common stock                                    (31,750)          (57,500)         (139,768)
      Proceeds from commitment to issue common stock                                350,000                --           350,000
      Proceeds from the issuance of preferred stock                                      --                --           979,301
      Offering costs on issuance of preferred stock                                      --                --          (178,902)
      Proceeds from issuance of common stock subject
        to rescission rights                                                        880,000           475,000         1,355,000
      Proceeds from issuance of common stock subject
        to buy-back for two year period                                                  --           200,000           250,518
      Proceeds from collection of subscription receivable for net
        sales of common stock subject to buy-back for two year period                    --           443,482           443,482
      Recapitalization of reverse merger                                                 --                --                14
      Proceeds from exercise of stock options in subsidiary                              --                --             7,164
      Proceeds from issuance of common stock upon exercise
        of warrants                                                                      --            54,004            54,004
      Proceeds from notes payable                                                    59,000                --            59,000
      Payment on notes payable                                                       (8,940)             (507)           (9,447)
      Proceeds from issuance of notes payable - related parties                     476,000           243,840           947,853
      Payments on notes payable - related parties                                  (260,934)               --          (807,265)
      Proceeds from convertible notes payable                                       100,000                --           100,000
      Proceeds from convertible notes payable - related parties                          --                --            55,400
      Payments on convertible notes payable - related parties                            --           (10,400)          (35,400)
      Proceeds from convertible notes payable
        subject to rescission rights                                                300,000           385,000           685,000
      Proceeds from collection of subscription receivable for
        sale of convertible note payable sold subject to rescission rights          425,000                --           425,000
                                                                               ------------      ------------      ------------

Net cash provided by financing activities                                         4,640,532         3,098,920        12,236,991
                                                                               ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                                (24,405)            7,083            18,452

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       42,857            35,774                --
                                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     18,452      $     42,857      $     18,452
                                                                               ============      ============      ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                           $     15,076      $         --      $     17,964
                                                                               ============      ============      ============

       Income taxes paid                                                       $        800      $      2,400      $     14,983
                                                                               ============      ============      ============

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, HiEnergy Technologies, Inc. (the "Company") issued unsecured convertible notes payable-related party, in exchange for accounts payable due to former legal counsel for the Company of $25,648, $700,718 and $773,083, respectively.

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued 0, 300,000 and 322,898 shares of common stock, respectively, for the outstanding principle and interest on convertible notes payable-related parties of $0, $100,000 and $122,896, respectively.

During the year ended April 30, 2005, the Company issued 192,308 shares of common stock for the outstanding principal on a convertible note payable balance of $100,000. The Company expensed a beneficial conversion feature upon conversion in the amount of $55,769.

During the year ended April 30, 2005, the Company issued 110,133 shares of common stock deemed subject to rescission rights in settlement of $49,560 worth of convertible notes payable and accrued interest deemed subject to rescission rights.

During the year ended April 30, 2005, the Company applied $39,959 deposited with its former legal counsel to outstanding accounts payable.

During the year ended April 30, 2005, the Company entered into a three-year capital lease for office equipment valued at $6,633. Total payments during the lease term are $8,538.

During the year ended April 30, 2005, the Company issued 1,341,806 shares of common stock on the cashless exercise of warrants to purchase 1,941,777 shares of common stock.

During the year ended April 30, 2005, the Company issued 128,260 shares of common stock to an investor, upon the conversion of notes payable of $59,000.

During the year ended April 30, 2005, the Company issued 1,010,870 shares of common stock to the chairman of the Company and an affiliate, upon the conversion of notes payable-related parties of $465,000.

During the years ended April 30, 2005, 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued or committed to issue unsecured notes payable to various employees in exchange of deferred salaries of $48,827, $10,240 and $59,067, respectively.

During the year ended April 30, 2005, the Company removed $694,000 of current liabilities recorded from the sale of 2,000,000 common shares sold deemed subject to buy-back rights. The $694,000 of current liabilities was reclassified to common stock and paid-in-capital.

During the year ended April 30, 2005, the Company removed $425,000 of current liabilities recorded from the issuance of 944,444 common shares deemed subjective to rescission upon the conversion of $425,000 of convertible notes payable deemed subject to rescission. The 944,444 common shares deemed subject to rescission were committed as of prior year end and issued at the beginning of fiscal year 2005. The $425,000 of current liability was reclassified to common stock and paid-in-capital.

During the year ended April 30, 2005, the Company removed $158,153 of current liabilities recorded from the issuance of 351,452 common shares deemed subjective to rescission upon the conversion of $150,000 of convertible notes payable deemed subject to rescission plus accrued interest of $8,153. The 351,452 common shares deemed subject to rescission were committed as of prior year end and issued at the beginning of fiscal year 2005. The $158,153 of current liability was reclassified to common stock and paid-in-capital.

In April 2005, the Company reclassified $880,000 of current liabilities recorded in January 2005 upon the sale of 1,955,555 shares of common stock sold deemed subject to rescission rights. In April 2005, upon termination of the rescission rights, the $880,000 current liability was reclassified to common stock and paid-in-capital.

During the year ended April 30, 2005, the Company committed to issue 452,029 shares of common stock to acquire the remaining outstanding stock of Microdevices removing the Minority Interest in the subsidiary.

During the year ended April 30, 2005, the Company issued 97,986 shares of common stock which were committed to be issued as of the year ended April 30, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb Finder(TM) 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMA(TM) 3E3 a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. The Company is marketing its devices to governmental and private entities and is negotiating licenses for distribution of its devices with various industry partners. To date, the Company has devoted the bulk of our efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and has yet to generate meaningful revenues from the sale of any products using its technologies.

The Company continues to focus on the research and development of additional applications of its technologies and their further exploitation, both internally and through collaboration with third parties. The Company is currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of its core technology. Recently, the Company entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates its SuperSenzor (TM) technology into a baggage screening system. The Company's "stoichiometric" technology, or "Stoitech (TM)" has been incorporated into additional prototype applications which, if it is able to raise the funds necessary to commercialize them, will be the next products the Company attempts to launch: (i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (iii) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (iv) a device we call a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has four wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International, Inc, and HiEnergy Europe, Ltd. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of the Company's technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing the Company's technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of the Company's products. Lastly, HiEnergy International, Inc. was incorporated under the laws of the State of Delaware in July 2005, and was formed for the purpose of creating a separate entity for the sales and servicing of its products overseas, excluding Europe, and primarily the Middle East and Africa.

Prior to January 2005, HiEnergy also had one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which Stoitech (TM) was initially developed by its Chairman and CEO, Dr. Bogdan Maglich ("Microdevices", and together with HiEnergy Europe, Ltd., HiEnergy Defense, HiEnergy Mfg Company, and HiEnergy International, Inc., the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

       RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's present Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary, and was later merged with the Company in January 2005 in a short-form merger through which the Company committed to issue 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

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

Below is the reclassification effect as of and for the year ended April 30, 2002:

                                       As Originally        Restatement                    As
                                          Reported           Adjustment                 Restated
                                    ------------------- -----------------        -------------------
BALANCE SHEET
Current assets                            $  1,114,802       $        --               $  1,114,802
                                    ------------------- -----------------        -------------------
    Total assets                             1,229,370                --                  1,229,370
                                    =================== =================        ===================

Accrued payroll and payroll taxes              350,000          (350,000)   8
                                                                 257,150    8               257,150
                                    ------------------- -----------------        -------------------

Total current liabilities                    1,398,320          (350,000)   8
                                                                 257,150    8             1,305,470
                                    ------------------- -----------------        -------------------

Minority interest                               18,923                --                     18,923
                                    ------------------- -----------------        -------------------

SHAREHOLDERS' DEFICIT

Common stock                                     2,208            19,867   11                22,075
                                    ------------------- -----------------        -------------------

Additional paid-in capital                   2,534,483         3,792,564    1
                                                                 667,037    2
                                                                (255,460)   3
                                                                  24,924   10
                                                                 (19,867)  11             6,743,681
                                    ------------------- -----------------        -------------------
Deficit accumulated during the
  development stage                         (2,724,564)          350,000    8
                                                              (3,792,564)   1
                                                                (667,037)   2
                                                                 255,460    3
                                                                 (24,924)  10
                                                                (257,150)   8            (6,860,779)
                                    ------------------- -----------------        -------------------

Total stockholders' equity                    (187,873)          350,000    8
                                                                (257,150)   8               (95,023)
                                    =================== =================        ===================

                                       As Originally        Restatement                    As
                                          Reported           Adjustment                 Restated
                                    ------------------- -----------------        -------------------
STATEMENT OF OPERATIONS
Contract revenues                          $   148,166      $   (148,166)   4           $        --

General & Administration                     1,525,276          (558,184)   5
                                                               1,091,362    6
                                                                 (33,349)   7
                                                                  94,241    8
                                                                   7,353    2
                                                                  24,924   10             2,151,623
                                    -------------------- ----------------        -------------------

Research & development                               -          (148,166)   4
                                                                 558,184    5
                                                                (175,000)   8               235,018
                                    -------------------- ----------------        -------------------

Total operating expenses                     1,525,276          (148,166)   4
                                                               1,091,362    6
                                                                 (33,349)   7
                                                                  94,241    8
                                                                (175,000)   8
                                                                   7,353    2
                                                                  24,924   10             2,386,641
                                    -------------------- ----------------        -------------------

Loss from operations                        (1,377,110)       (1,091,362)   6
                                                                  33,349    7
                                                                 (94,241)   8
                                                                 175,000    8
                                                                  (7,353)   2
                                                                 (24,924)   10           (2,386,641)
                                    -------------------- ----------------        -------------------

Loss before tax provision                   (1,387,596)       (1,091,362)   6
                                                                  33,349    7
                                                                 (94,241)   8
                                                                 175,000    8
                                                                  (7,353)   2
                                                                 (24,924)  10            (2,397,127)
                                    -------------------- ----------------        -------------------

Net loss                                    (1,389,530)       (1,091,362)   6
                                                                  33,349    7
                                                                 (94,241)   8
                                                                 175,000    8
                                                                  (7,353)   2
                                                                 (24,924)  10            (2,399,061)
                                    ==================== ================        ===================

Below is the reclassification effect as of and for the year ended April 30, 2003:

                                       As Originally        Restatement                    As
                                          Reported           Adjustment                 Restated
                                    ------------------- -----------------        -------------------
BALANCE SHEET

Current assets                            $  1,012,723        $       --               $  1,012,723
                                    -------------------- -----------------       ------------------
  Total assets                               1,813,095                --                  1,813,095
                                    ==================== =================       ==================

Accounts payable                               670,895                 1                    670,896
Accrued payroll and payroll taxes               28,525           363,904    9               392,429
Common stock deemed subject to buy-back             --           494,000   13
Total current liabilities                      878,425           363,904    9
                                                                 494,000   13
                                                                       1                  1,736,330
                                    -------------------- -----------------       ------------------

Minority interest                               18,923                --                     18,923
                                    -------------------- -----------------       ------------------

SHAREHOLDERS' DEFICIT

Common stock                                    25,526            (1,400)  13                24,126
                                    -------------------- -----------------       ------------------

Additional paid-in capital                   9,837,436         3,792,564    1
                                                                 667,037    2
                                                                (255,460)   3
                                                                  24,924   10
                                                                (492,600)  13
                                                                      (1)                13,573,900
                                    -------------------- -----------------       ------------------

Committed common stock                          34,404            57,661   12                92,065
                                    -------------------- -----------------       ------------------
Deficit accumulated during the
  development stage                         (8,981,620)       (3,792,564)   1
                                                                (667,037)   2
                                                                 255,460    3
                                                                 (24,924)  10
                                                                 (57,661)  12
                                                                (363,904)   9           (13,632,250)
                                    -------------------- -----------------       ------------------

Total stockholders' equity                     915,746          (363,904)   9
                                                                (494,000)  13                57,842
                                    -------------------- -----------------       ------------------
Total liabilities & shareholders'
  equity                                     1,813,094                 1                  1,813,095
                                    ==================== =================       ==================

                                       As Originally        Restatement                    As
                                          Reported           Adjustment                 Restated
                                    ------------------- -----------------        -------------------
STATEMENT OF OPERATIONS

General & Administration                  $  4,488,175       $   350,000    9
                                                                 106,754    9          $  4,944,929
                                    -------------------- -----------------       ------------------

Research & development                         695,042                --                    695,042
Total operating expenses                     5,183,217           350,000    9
                                                                 106,754    9             5,639,971
                                    -------------------- -----------------       ------------------

Loss from operations                        (5,183,217)         (350,000)   9
                                                                (106,754)   9            (5,639,971)
                                    -------------------- -----------------       ------------------

Penalties on equity                                 --           (57,661)  12               (57,661)
Total other expense                           (226,448)          (57,661)  12              (284,109)
Loss before provision for income
  taxes                                     (5,409,665)         (350,000)   9
                                                                (106,754)   9
                                                                 (57,661)  12            (5,924,080)
                                    -------------------- -----------------       ------------------

Net loss                                    (5,411,265)         (350,000)   9
                                                                (106,754)   9
                                                                 (57,661)  12            (5,925,680)
                                    -------------------- -----------------       ------------------
Net loss available to
  shareholders                              (6,257,056)         (350,000)   9
                                                                (106,754)   9
                                                                 (57,661)  12            (6,771,471)
                                    ==================== =================       ==================

Below is the reclassification effect for the period from August 21, 1995 (inception) to April 30, 2003:

                                       As Originally        Restatement                    As
                                          Reported           Adjustment                 Restated
                                    ------------------- -----------------        -------------------
STATEMENT OF OPERATIONS

General & Administration                  $  5,909,064      $  3,792,564    1
                                                                 667,037    2
                                                                 350,000    9
                                                                (255,460)   3
                                                                 363,904    9
                                                                  24,924   10
                                                                       1              $  10,852,034
                                      -------------------- -----------------       ------------------

Research & development                       1,957,679          (350,000)   8
                                                                      (1)                 1,607,678
                                      -------------------- -----------------       ------------------

Total operating expenses                     7,866,743         3,792,564    1
                                                                 667,037    2
                                                                (255,460)   3
                                                                 363,904    9
                                                                  24,924   10            12,459,712
                                      -------------------- -----------------       ------------------

Loss from operations                        (7,866,743)       (3,792,564)   1
                                                                (667,037)   2
                                                                 255,460    3
                                                                (363,904)   9
                                                                 (24,924)  10           (12,459,712)
                                      -------------------- -----------------       ------------------
Penalties on equity & debt
  issuances                                         --           (57,661)  12               (57,661)
Total other expense                           (256,503)          (57,661)  12              (314,164)
Loss before provision for income
  taxes                                     (8,123,246)       (3,792,564)   1
                                                                (667,037)   2
                                                                 255,460    3
                                                                (363,904)   9
                                                                 (24,924)  10
                                                                 (57,661)  12           (12,773,876)
                                      -------------------- -----------------       ------------------

Net loss                                    (8,135,829)       (3,792,564)   1
                                                                (667,037)   2
                                                                 255,460    3
                                                                (363,904)   9
                                                                 (24,924)  10
                                                                 (57,661)  12           (12,786,459)
                                      -------------------- -----------------       ------------------

Net loss available to shareholders          (8,981,620)       (3,792,564)   1
                                                                (667,037)   2
                                                                 255,460    3
                                                                (363,904)   9
                                                                 (24,924)  10
                                                                 (57,661)  12           (13,632,250)
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

3) During the period from inception through fiscal-year ended April 30, 2002, the Company erroneously recorded the issuance of common stock upon the receipt of cash as both stock sold for cash and stock issued for services. Accordingly, the Company reversed $255,460 of expense during the period from inception through fiscal-year ended April 30, 2002 and additional paid in capital which was also overstated by the same amount due to the double recording. As of April 30, 2002, both accumulated deficit and additional paid in capital were both reduced by the amount of $255,460. For periods subsequent to fiscal-year ended April 30, 2002, we have adopted an accounting platform with more efficient controls designed to prevent double posting, as we constantly strive to improve our internal control over financial reporting.

4) For the year ended April 30, 2002 the Company reclassified $148,166 of grant income as an offset against research and development costs in accordance with section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements.

5) For the year ended April 30, 2002 the Company reclassified $558,184 from general and administrative expenses to research and development expenses as prescribed by SFAS 2, which defines research as a planned search or critical investigation of new knowledge and development as the translation of findings into a plan or design for a new product. We had originally erroneously recorded all expenses as general and administrative.

6) For the period from August 21, 1995 (inception) to April 30, 2002 the Company issued common stock to its founder, company directors and other service providers as compensation for services rendered in lieu of cash. The Company determined the fair value of the stock issued for this purpose as the value of the service provided by the service provider. The Company later determined that a more appropriate fair value for the common stock was the weighted average per share value of cash received upon the sale of common stock during the same period. The Company has determined that the difference in the valuation method increased compensation expense $1,091,362 for the year ended April 30, 2002. The increase to additional paid in capital and accumulated deficit is included in the $3,792,564 adjustment mentioned in item 1 above.

7) For the year ended April 30, 2002 the Company erroneously recorded the issuance of common stock upon the receipt of cash as both stock sold for cash and stock issued for services. Accordingly, the Company reversed $33,349 of expense during the fiscal-year ended April 30, 2002 and additional paid in capital which was also overstated by the same amount due to the double recording. This amount is a component of the $255,460 total reversal of expense for the period from inception through April 30, 2002 as described in item 3 above. For periods subsequent to fiscal-year ended April 30, 2002, we have adopted an accounting platform with more efficient controls designed to prevent double posting, as we constantly strive to improve our internal control over financial reporting.

8) For the year ended April 30, 2002 and the period from August 21, 1995 (inception) to April 30, 2002, the Company reversed $175,000 and $350,000 from research and development for an estimated and accrued payroll tax liability. Accordingly current liabilities and accumulated deficit decreased by $350,000 for the period ended April 30, 2002. The Company then recorded a new estimated payroll tax liability of $94,241 for the year ended April 30, 2002 and $$257,150 for the period from August 21, 1995 (inception) through April 30, 2002. Accordingly, current liabilities and accumulated deficit increased by $257,150 for the period ended April 30, 2002. The company has accrued the liability for its failure to timely file payroll tax returns, W-2s and Forms 1099.

9) For the year ended April 30, 2003, the company increased general and administrative expense by $350,000 to offset a credit for this amount in general and administrative expenses originally reported. This increased current liabilities and accumulated deficit but was netted against the reversal of this amount in item 8 above. For the year ended April 30, 2003, the company then recorded a new estimated payroll tax liability of $106,754 for the year ended April 30, 2003 and $$363,904 for the period from August 21, 1995 (inception) through April 30, 2003. Accordingly, current liabilities and accumulated deficit increased by $363,904 for the period ended April 30, 2003. The company has accrued the liability for its failure to timely file payroll tax returns, W-2s and Forms 1099.

10) For the year ended April 30, 2002 the Company issued warrants and initially undervalued the warrants using the "services provided" method described above in item 1 as the fair value of the Company's common stock. The Company later determined that using the "stock sold for cash" method to determine fair value of the underlying stock that the fair value of the warrants added additional compensation expense of $24,924 for the year ended April 30, 2002. Additional paid in capital and accumulated deficit were increased by the same amount.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company incurred net losses available to common shareholders of approximately $9,984,565, $8,183,346, and $31,800,161, respectively, and it had negative cash flows from operations of approximately $4,526,411, $2,846,157, and $11,230,484, respectively. In addition, the Company had an accumulated deficit of $31,800,161 and was in the development stage as of April 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of April 30, 2005 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Representation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles with instructions for Form 10-KSB. The Company believes its disclosures are adequate so that the information presented is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and operations of the Company have been included in the accompanying consolidated financial statements.

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

                           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HiEnergy and its wholly-owned subsidiaries, HiEnergy Defense, HiEnergy Europe and HiEnergy Mfg, and its former majority-owned subsidiary, Microdevices. All significant inter-company accounts and transactions have been eliminated.

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

                            Valuation of Inventories

During the year ended April 30, 2005, the Company acquired components in anticipation of future assembly and sale. The components have been recorded at cost. The Company plans to adopt a first-in, first-out historic cost basis for inventory valuation. Total inventory as of April 30, 2005 was $808,650.

                       Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short term maturity of these instruments.

The fair value of the Company's debt, which consists of notes payable, notes payable - related parties, convertible notes payable - related parties and convertible notes payable deemed subject to rescission rights, is estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of its debt.

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

           Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 12, 16, 17 and 18, and the commitment to issue such penalty securities is described in Note 16 to this Report.

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

The weighted average fair value of stock options granted during the fiscal-year ended April 30, 2005 was $0.62. Fair value was determined using the Black-Scholes option-pricing model. For stock options granted during the fiscal-year ended April 30, 2005, the weighted average assumptions for grants were a risk free interest rate of 3.09%, an expected life of 2 years, an expected volatility of 140% and an expected dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share for the fiscal-years ended April 30, 2005 and 2004, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123:

                                                                          Year ended           Year ended
                                                                        April 30, 2005       April 30, 2004
                                                                        --------------       --------------
      Net loss attributable to common stockholders                         (9,984,565)          (8,183,346)
      Stock-based employee compensation included in
        reported net income, net of related tax effects                       319,673                   --
      Total stock-based employee compensation expense
                   determined under fair value based methods for
                   all awards, net of related tax effects                  (1,430,197)          (1,269,333)
                                                                        -------------         ------------
      Pro forma net loss attributable to common stockholders              (11,095,089)          (9,432,679)

      Basic loss per share:
                  As reported                                                   (0.28)               (0.29)
                  Pro forma                                                     (0.31)               (0.33)
      Diluted loss per share:
                  As reported                                                   (0.28)               (0.29)
                  Pro forma                                                     (0.31)               (0.33)

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

                               Net Loss per Share

The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In the calculation of basic net loss per share, the common stock deemed subject to buy-back and the common stock deemed subject to rescission rights are not considered to be equivalent to common stock and are excluded. Because the Company has incurred net losses, basic and diluted loss per share is the same.

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                         As of April 30, 2005    As of April 30, 2004
                                                                      -----------------------------------------------
        Stock Options                                                               8,415,655              6,768,675
        Warrants                                                                   19,600,262              8,544,614
        Convertible notes payable and accrued interest - related
        parties                                                                       781,713
                                                                                                             688,820
        Convertible notes payable and accrued interest - deemed
        subject to rescission rights                                                1,241,319
                                                                                                             530,883
         Shares of common stock deemed subject to rescission rights                   312,012                770,424
        Shares of common stock deemed subject to buy-back rights                           --              2,000,000
        Microdevices minority shareholders                                                 --                452,029
        Shares held by Company to be issued upon
            payment of outstanding promissory notes                                   704,190                704,190
                                                                      -----------------------------------------------
                                                                                   31,055,151             20,459,635
                                                                      -----------------------------------------------

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

                    Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. The Company has recently began to acquire inventory and has no sales or cost of goods and is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB statements No. 66 and 67" ("SFAS 152"). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 152 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets
- An Amendment of APB opinion No. 29" ("SFAS 153"). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years which begin after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In July 2005, the Standards Board issued Statement of FASB Staff Position No. 150-5, which clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FSP FAS 150-5"). The Company is currently evaluating the effect that the adoption of FSP FAS 150-5 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

NOTE 5 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this annual report for the year ended April 30, 2005 on Form 10-KSB (the "Report") including the information under the heading entitled "Risk Factors", as well as review the disclosures related to Forward-Looking Statements at the front of this Report.

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

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                        April 30, 2005       April 30, 2004
                                     -------------------------------------------

           Prepaid professional
             services                          $    44,553          $    52,021

           Prepaid insurance                        10,060                9,634

           Equipment deposit                       311,042              150,000

           Other                                    16,174               13,162
                                     -------------------------------------------

          Total                               $    381,829          $   224,817
                                     ===========================================

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                             April 30, 2005           April 30, 2004
                                         ------------------------   --------------------
 Prototype equipment                                $    327,747            $   228,399

 Laboratory equipment                                    535,110                501,445

 Furniture and fixtures                                   70,587                 58,610

 Leasehold improvements                                   51,150                 51,150

 Web site development                                     14,400                 14,400
                                         ------------------------   --------------------
                                                         998,994                854,004

 Less accumulated depreciation                           456,914                243,536
                                         ------------------------   --------------------

                  Total                             $    542,080            $   610,468
                                         ========================   ====================

Depreciation and amortization expense for the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, was $213,379, $144,113 and $456,917, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

The Company's former majority-owned subsidiary, Microdevices, which as of January 25, 2005 was merged with the Company, is in the process of filing or amending certain of its IRS Forms W-2 and 1099, and certain payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered to officers, employees, directors, legal advisors and consultants. As of April 30, 2005, the Company has accrued $424,597 for payroll taxes, penalties and interest. The Company intends to complete the filing or amending as necessary, of its IRS Forms W-2 and 1099, and certain payroll tax returns, and make arrangements to pay therewith any amounts due within the near future.

Excluding the payroll tax liability mentioned above, the Company had salaries and wages payable of $12,268 as of April 30, 2005.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                                                April 30, 2005     April 30, 2004
                                                                              ------------------------------------
Note payable to an equipment supplier, secured by equipment, bearing interest at 18% per annum due in January 2007, and payable
 in monthly installments of $169.                                                $          --        $     3,970

Note payable to an equipment supplier, secured by equipment, bearing interest at 17.205% per annum due in October 2007, and
 payable in monthly installments of $237.                                                5,595                 --

Note payable to employee for salary deferral, unsecured, non-interest
 bearing, due in May 2004.                                                                  --              2,500

Notes payable to employees for deferred compensation,  unsecured bearing interest at 5% per annum, one due April  6, 2005 and the
 other due April 30, 2005. The notes have subsequently been paid.                       37,125              7,840
                                                                              ------------------------------------
                                                                                        42,720             14,310

Less current portion                                                                    39,164             12,368
                                                                              ------------------------------------

 Long-term portion                                                                $      3,556        $     1,942
                                                                              ====================================

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                                                April 30, 2005     April 30, 2004
                                                                              ------------------------------------
Note payable to a shareholder of the Company, unsecured, bearing interest at 10.5% per annum, or 15% per annum upon default,
  and due on demand.                                                             $      40,000       $     40,000

Note payable to a shareholder of the Company, unsecured, bearing
  interest at 10.5% per annum, and due on demand.                                       45,000             45,000

Note payable to former legal counsel of the Company, unsecured,
  bearing interest at 5% per annum and due on demand. The note was                      14,000             14,000
  subsequently converted into equity in June 2005.

Notes payable to the Chairman of the Company and an affiliate,
  bearing interest at 5% per annum, and due on demand.                                      --            249,934
                                                                              ------------------------------------
                                                                                        99,000            348,934

Less current portion                                                                    99,000            348,934
                                                                              ------------------------------------

 Long-term portion                                                               $          --       $         --
                                                                              ====================================

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                                April 30, 2005     April 30, 2004
                                                                              ------------------------------------
Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the notes has the option to convert the principal and interest into shares of common stock of the Company at $1.00 per
   share at any time.                                                                 $596,790      $     571,142

Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the note has the option to convert the principal and interest into shares of common
   stock of the Company at $0.85 per share at any time.                                 38,232             38,232

Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum becoming due on demand in May 2005. The holder of the note has the option to convert the principal and interest into
   shares of common stock of the company at $1.00 per share at any time.                38,061             38,061
                                                                              ------------------------------------
                                                                                       673,083            647,435

Less current portion                                                                   673,083            609,374
                                                                              ------------------------------------

 Long-term portion                                                                    $     --      $      38,061
                                                                              ====================================

In accordance with EITF No.98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its issuance of $673,083 of convertible notes payable for the beneficial conversion feature. This resulted in beneficial conversion expense of $5,164 in fiscal year ended April 30, 2005 and $107,781 in fiscal year ended April 30, 2004. Since the convertible notes payable had been deemed subject to rescission rights, the beneficial conversion features was immediately expensed.

NOTE 12 - CONVERTIBLE NOTES PAYABLE DEEMED SUBJECT TO RESCISSION RIGHTS

Convertible notes payable deemed subject to rescission rights consisted of the following as of the periods ended:

                                                                                  April 30, 2005       April 30, 2004
                                                                                  --------------       --------------
Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in June 2006 (excluding
 $10,000 due in January 2006). The holders have the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The
 CNP have detachable warrants to purchase shares of common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at
 $0.75 per share; and 240,000 shares at $1.25 per share. The holders also have registration rights on the underlying shares, and have received as penalties for the failure to register them: (i) additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants; and (ii) additional CNP equal to 2% of the original face amount, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or until such penalties become impermissible as a matter of law as prescribed in the instrument, or the relevant securities can be sold without registration under Rule 144.
 Additionally, the CNP provide the holders with ratchet rights, whereby the conversion price of the CNP will be reduced to equal the price of any new shares sold in unrelated transactions at a price per share below $0.45. If shares are offered for sale at a price per share under $0.45, the holders also have a first right of refusal to purchase the shares offered. In June 2004, the holders exercised their rights to a second closing, purchasing $300,000 of CNP, and then converted $40,000 and $70,000 of the CNP into shares of
 common stock in January 2005 and June 2005, respectively.                           $    310,000         $     50,000

Convertible note payable unsecured, bearing interest at 5% per annum, and due in
 May 2006, issued as a penalty to holders as a result of the Company's inability to file a registration statement within certain specified deadlines, covering and reflecting the same terms as, the convertible notes payable referenced above, with the exception of
 penalties.                                                                                37,800                1,000

Convertible note payable ("CNP"), unsecured, bearing interest at 5% per annum, and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%. The CNP may be converted at
 $0.45 per share at any time and include detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at
 $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share. The holder has registration rights on the underlying shares, as well as rights to a second closing for up to $400,000 of CNP with similar terms. The CNP was due in January 2006, however, the holder converted all principle and accrued interest into common shares in June 2005.
 The detachable warrants issued in the first closing have since expired and the
 holder maintains rights to a second closing..                                            185,000              185,000
                                                                                     ------------         ------------
                                                                                          532,800              236,000

Less current portion                                                                 $    532,800         $    236,000
                                                                                     ------------         ------------

 Long-term portion                                                                   $         --         $         --
                                                                                     ============         ============

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

Some of the above convertible notes payable effected during the period when the referenced registration statement was on file may be subject to integration with previous sales of convertible notes payable to some holders. Earlier, the Company sold securities to the investors in a private offering, at the same time the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws concerning the contemporaneous sale of securities by the Company at different terms, where the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. If this is the case, the purchasers of convertible notes payable may have similar rescission rights available to certain of the shareholders as described in Note
14. (See Note 14 for a full description of the circumstances surrounding the rescission rights of the shareholders). Accordingly, the Company may be required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate, and the securities would be cancelled.

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice it has received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company had $532,800 of convertible notes payable deemed subject to rescission remaining as of April 30, 2005. Based on the same advice, the Company subsequently has reclassified all convertible notes payable deemed subject to rescission rights to convertible notes payable as of July 31, 2005.

NOTE 13 - SALES OF COMMON STOCK DEEMED SUBJECT TO BUY-BACK BY THE COMPANY

During April and June 2003, the Company engaged in a public offering of its shares of common stock to purchasers who bought in reliance upon a prospectus that did not, at the time the sales were made, contain a fixed price for the Company's shares. These sales were made through private negotiation of the prices to be paid by each investor, and the prices were not consistent during this offering. The rules and regulations governing the sale of securities through a prospectus under the Securities Act of 1933 do not permit issuers of the Company's size to conduct a continuous public offering at prices which are negotiated, and vary by investor. As a result of this violation, the people who purchased the Company's common stock in the public primary offering could have the right, which may but does not have to be waived by them, to require the Company to buy back their shares at the price they paid for them

During the years ended April 30, 2004 and 2003, the Company sold 900,000 and 1,400,000 shares of common stock, respectively, using the prospectus that did not include the fixed pricing information required by the Securities Act. The purchase prices were between $0.33 and $0.35 per share. Prior to April 30, 2004, the Company directly notified and requested waivers from all purchasers with buy-back rights, and of the 2,300,000 shares of Common stock that were sold to investors deemed subject to buy-back as described above, the Company obtained signed waivers from investors representing 300,000 shares of the purchased common stock.

The Company has completed an independent investigation as to whether or not the buy-back rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the buy-back obligations assumed, the Company reclassified 2,000,000 shares of common stock deemed subject to buy-back to common stock and additional paid in capital for the fiscal year ended April 30, 2005, and eliminated the related current liability.

NOTE 14 - SALES OF COMMON STOCK DEEMED SUBJECT TO RESCISSION RIGHTS

During the period from September 3, 2003 through April 16, 2004, the Company had on file with the SEC registration statements on Form SB-2 seeking to register for public sale shares of its common stock. Of the shares to be registered, 5 million were shares to be newly issued for sale by the Company, and the remainder was shares to be registered for resale for the account of selling stockholders who purchased the Company's shares in private placements conducted previously. On September 19, 2003, the Company withdrew the registration statement containing the shares to be registered for the benefit of the Company, and re-filed a registration statement solely seeking to register the shares of the selling stockholders. On April 16 2004, this registration statement was also withdrawn.

While the Company's registration statements were on file with the SEC, the Company also raised capital through the sale of its securities in a private placement to certain accredited investors. While it is true that rules and regulations under the Securities Act of 1933 do not permit issuers such as the Company to conduct a contemporaneous public offering on a continuous basis at varying prices or a negotiable price, the only overlap occurred with respect to shares to be registered for resale for the account of selling stockholders. Although the Company, as an issuer, was not selling stock both publicly and privately at the same time, the Company has been advised that it is possible that the contemporaneous, private offering of the Company's securities by the Company while the selling stockholders' shares were in registration with the SEC may be deemed to be "integrated" under the federal securities laws of the United States. Integration occurs where two offerings that are close in time are deemed to constitute one, single offering, and the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. In such event, the persons who purchased securities in such an offering may be entitled to, in addition to any other penalties or fines which may be assessed against the issuing company, the right to demand rescission of the offering. In that case, the Company would be required to pay each rescinding investor the amount it received as consideration for the illegal securities, plus any interest accrued with respect to such amount at the applicable rate, and the securities would be cancelled.

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company reclassified 3,819,996 of 4,132,008 shares of common stock deemed subject to rescission rights to common stock and additional paid in capital, and eliminated the related current liability. As of April 30, 2005, the current liability for shares deemed subject to rescission was reduced from $1,938,153 to $199,560 and a total of 312,012 shares remained deemed subject to rescission rights, representing 201,879 shares sold deemed subject to rescission rights and 110,133 shares issued upon conversion of convertible notes payable deemed subject to rescission rights in January 2005. As of July 31, 2005, the Company has reclassified 243,466 of the remaining 312,012 shares deemed subject to rescission rights to common stock and additional paid in capital, further reducing the recorded current liability for shares deemed subject to rescission rights from $199,560 to $50,000. Based upon the advice received, the Company anticipates reclassifying the remaining 68,546 shares deemed subject to rescission rights and eliminating the remaining current liability of $50,000 in the current fiscal year.

NOTE 15 -RESEARCH AND DEVELOPMENT COSTS

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

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of April 30, 2005, the Company has earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7(TM), once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress. The Company recognizes the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. As of April 30, 2005, the Company had a receivable of $30,412 which was collected in July.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with the Company. As of April 30, 2005, the Company has earned $305,951 in cooperative financing from the TSA to complete Stage 1, and was entitled to earn an additional $61,190 in contract proceeds to complete Stage 1. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognizes the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of April 30, 2005, the Company had a receivable in the amount of $244,825, and as of July 31, 2005 it had collected all receivables due it in completion of Stage 1.

Below is a summary of research and development costs for the following periods:

                                                                                  For the Period from
                                                                                    August 21, 1995
                                                 Years Ended April 30,              (Inception) to
                                          ---------------------------------------------------------------
                                                 2005               2004            April 30, 2005
                                          ---------------------------------------------------------------
Research and development costs                $ 1,395,460         $ 1,176,502         $ 4,650,143
Grant proceeds                                   (610,200)           (372,071)         (1,452,774)
                                              -----------         -----------         -----------

Net research and development costs            $   785,260         $   804,431         $ 3,197,369
                                              ===========         ===========         ===========

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

In November 2004, as amended in July 2005, the Company entered into a consultancy agreement with an independent contractor to provide product engineering management, which provides for services to be rendered for a period of one year, subject to a review on June 1, 2005. Under the agreement, the Company is obligated to pay the contractor $1,924 per week, which may be paid in a combination of cash, stock and/or options.

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

In April 2005, the Company entered into a subcontract with a global maintenance and services company, in which the subcontractor as Exclusive Service Provider will provide the Company with product support and aftermarket servicing, including the installation, repair and preventative maintenance for all products to be sold and deployed by the Company in the United States. Pursuant to the subcontract, the Company will pay the contractor on an hourly basis for labor, plus travel and expenses, and supply all necessary parts and technical support to allow contractor to fulfill its obligations.

                              Employment Agreements

In July 2004, HiEnergy entered into an employment agreement with its former Controller. Major terms of the agreement are as follows:

      o The Company will pay its Controller $60 per hour for work performed beginning July 26, 2004.

      o The Company will grant its Controller a warrant to purchase 100,000 shares of HiEnergy common stock with a five year term with an exercise price of $0.99, which is the closing price of the Company's traded shares on July 26, 2004. The warrant vests immediately and includes registration rights.

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

In March 2005, the Company entered into an employment agreement with its Controller. Major commitments included in the agreement are as follows:

      o The Company must pay its Controller an annual base salary of $200,000, of which $125,000 will be payable in cash in cash and/or stock, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 6, 2005, one due August 6, 2005 and one due January 6, 2006.

      o The Company has the option to prepay services of its Controller with S-8 stock having a value equivalent to six (6) months of the above stated salary.

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

                          Purchase and Sales Agreements

In April and May 2004, the Company issued a purchase order for neutron generators at a total cost of approximately (euro) 867,000, or an estimated $1,049,070. The generators are scheduled to be delivered approximately one per month, which started in August 2004. The delivery schedule for the above-mentioned neutron generator order was protracted due to delays by the manufacturer. As of April 30, 2005, the Company has received only three neutron generators on order with this vendor. The Company has the option to lease these units from the vendor for up to 12 months. Under the terms of the lease, the Company is required to pay approximately $12,500 per generator prior to or upon receipt, with the remaining balance due in twelve monthly lease payments of approximately $5,800 each. Anytime during the lease term, or at the end of the lease, the Company has the option to convert the lease to a purchase and apply 80% of the monthly payments towards the purchase price of approximately $95,000 per unit.

In May 2004, the Company ordered gamma radiation detectors for a total cost of $1,368,000. The Company began receiving the detectors in May and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company. As of April 30, 2005, the Company received gamma radiation detectors in the aggregate sum of $590,000. Due to its decision to better balance inventory, the Company had delivery halted for the remaining gamma radiation detectors until such time it receives sales sufficient to justify adding to the inventory of the detectors.

In January 2005, the Company received an order for one SIEGMA(TM) system, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from a company located in Tenerife, Canary Islands, Spain. Payment of the balance in the amount of $227,000 is due upon testing of the unit, which has been postponed due to delays in the securing of the purchaser of the appropriate licenses and end-used permits for local regulatory bodies.

In February 2005 and in March 2005, the Company issued purchase orders in the amount of $304,000 and $611,000, respectively, for robotic vehicles to be used to facilitate remote deployment of its explosive detection devices. Under the terms of the purchase orders, the Company is to be notified thirty-days prior to shipping with payment due thirty-days following receipt. As of July 31, 2005, the Company received all of the robotic vehicles ordered.

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

Rent expense for the years ended April 30, 2005 and 2004 was $166,716 and $122,639, respectively. The lease expires in September 2005 and future minimum payments under these lease agreements are $69,465.

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

The conference and website information stated that we had projected sales of 265 units at an average price of $223,396 per unit, including maintenance fees. These projections assumed that the Company would raise the money it needed to fund its conversion from a prototype development company to one which could manufacture its CarBomb Finder(TM) and Antitank Landmine Detector 7AT7(TM) at commercial levels. Since the date that the projections were made, the Company has been unable to raise the capital necessary to achieve that objective. In addition, the availability of greater resources and interest to develop a line of products in response to the startling increase in the use by terrorists of home-made Improvised Explosive Devices, or IEDs, in Iraq and elsewhere, have led to a determination by the Company to focus more on deploying its SIEGMA(TM), suitcase-borne, product which is designed to thwart this particular type of threat. The confluence of the Company's inability to raise the funds necessary to scale up to commercial production at the levels previously assumed, together with the shift in its commercial priorities in order to respond to emerging risks, caused the Company to fail to meet its 2004 projections. Accordingly, investors should not rely on these projections in making any determination whether or not to invest in, or maintain an investment in, the Company.

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

We received a letter dated December 5, 2002, from an attorney representing Richard T. Eckhouse, a consultant, demanding payment for accounting services allegedly performed by Mr. Eckhouse pursuant to a Letter Agreement dated November 7, 2001, between Mr. Eckhouse and HiEnergy Microdevices, Inc. The Letter Agreement provided that Mr. Eckhouse was to be paid $350 per hour, as follows: (i) one-third (or $117 per hour) in cash; (ii) one-third (or $117 per hour) evidenced by a Promissory Note at 10% annual interest, maturing when HiEnergy Technologies received government funding equaling $900,000 or an investment totaling at least $300,000, and (iii) one-third (or $117 per hour) paid in shares of Class A common stock of HiEnergy Microdevices at a valuation of $5.00 per share. On May 2, 2003, Mr. Eckhouse filed a lawsuit alleging a breach of contract against us, HiEnergy Microdevices and Dr. Bogdan Maglich, individually (who was subsequently dismissed by the Court). We subsequently filed a cross-complaint in the action, alleging various common law and contract claims against Mr. Eckhouse. The Complaint alleged that HiEnergy Microdevices owed Mr. Eckhouse a total of $313,580 for services rendered, plus interest, attorney's fees and costs. In June 2004, we settled this dispute by entry into a settlement agreement and mutual release with Mr. Eckhouse pursuant to which he received a cash payment of $10,000 and 10,500 shares of stock.

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

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company, its Chairman, among other named defendants on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defending itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order, as anticipated. Company counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

In March 2005, the Company was served with regard to a Complaint filed against it by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $10,640. A hearing before the California Labor Commissioner was held on April 21, 2005 in which the plaintiff failed to appear before the Court. The Company received a Notice of Dismissal of the case on April 25, 2005.

In April 2005, a claim was filed against the Company with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc., ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection on behalf of the partnership of $107,300 allegedly owed to it for services purported to have been fully-provided to the Company. The Company engaged local counsel and filed, on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting the Company's Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against the Company related to the subject matter of its current claim.

                              Minority Shareholders

As of April 30, 2005, Microdevices has been effectively merged into the Company. On January 25, 2005, the merger of Microdevices was certified by the Secretary of the State of Delaware and the Company has assumed all assets and liabilities of Microdevices. Under the terms of the merger, the Company issued 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally,, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

                            Convertible Notes Payable

During the year ended April 30, 2005, the Company issued $300,000 of convertible notes payable ("CNP") to investors, which are convertible into 666,667 shares of common stock, all of which were in-the-money as of April 30, 2005. The convertible notes have two-year maturities in which the holders of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the CNP provide for full-ratchet anti-dilution protection, subject to standard exceptions. Most of the CNP also have detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. All CNP and detachable warrants have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional convertible notes payable equal to 2% of the original face amount, or principal balance, and/or (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or when the penalties become impermissible as a matter of law as prescribed in the instrument, or can be sold without registration under Rule 144. Additionally, the CNP provide the holders with rights of first refusal if shares are sold at a price per share less than $0.45. In January 2005, a note holder converted $40,000 of convertible notes, originally purchased in January 2004 and $7,200 worth of convertible notes accrued as penalties for the Company's failure to timely file a registration statement, plus $2,360 of accrued interest, into 110,133 shares.

During the year ended April 30, 2005, the Company issued an additional $100,000 of CNP to an investor, which was subsequently converted into 192,308 shares of common stock for the outstanding principal. The CNP had no detachable warrants but provided for registration rights for the underlying shares. The Company expensed a beneficial conversion feature upon conversion in the amount of $55,769.

                   Convertible Notes Payable - Related Parties

During the year ended April 30, 2005, the Company issued $25,648 of convertible notes payable - related parties to its former legal counsel for conversion of accounts payable, which are unsecured, bearing interest at 10% per annum and became due on demand in April 2005. The holder of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $1.00 per share at any time. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the convertible notes provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock.

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

As of April 30, 2005, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements. The warrants issued as penalties whose underlying shares are estimated below are exercisable at prices ranging from $0.45 to $1.75.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through April 30, 2006, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                    Shares of     Number of Shares    Convertible
                      Common        Underlying          Notes
                      Stock          Warrants          Payable
                    ---------        ---------        ---------
      May-05           78,982          347,407            6,000
      Jun-05           78,982          353,101            6,000
      Jul-05           78,982          358,792               --
      Aug-05           78,982          364,483               --
      Sep-05          130,667          502,085               --
      Oct-05          116,303          507,777               --
      Nov-05           98,780          510,620               --
      Dec-05           90,795          514,227               --
      Jan-06           75,684          543,920               --
      Feb-06           75,684          510,501               --
      Mar-06           67,684          516,193               --
      Apr-06           61,684          518,885               --
                    ---------        ---------        ---------
      Total         1,033,209        5,547,991        $  12,000
                    =========        =========        =========

The above estimates reflect monthly amounts to be issued or committed and may not correspond to amounts appearing elsewhere in this report due to accruals for expense purposes.

                         Government Contract Commitments

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of April 30, 2005, the Company has earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7(TM), once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress. The Company recognizes the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. As of April 30, 2005, the Company had a receivable of $30,412 which was collected in July 2005.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with the Company. As of April 30, 2005, the Company has earned $305,951 in cooperative financing from the TSA to complete Stage 1, and was entitled to earn an additional $61,190 in contract proceeds to complete Stage 1. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognizes the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of April 30, 2005, the Company had a receivable in the amount of $244,825, and as of July 2005 it had collected all receivables due it in completion of Stage 1.

The Company's entitlement to the above-mentioned funding is conditioned upon its compliance with the terms and conditions of the respective SBIR contract and cooperative agreement, as well as applicable federal regulations, including auditing of the expenditure of the resources for allowable purposes by grantor agencies of the federal government or their designees. As of April 30, 2005, the Company believes that any commitments or obligations that may arise from cost disallowance or sanctions as a result of those audits are not expected to be material to its financial statements.

                                  Subsidiaries

In March 2005, the Company formed a wholly-owned subsidiary, HiEnergy Mfg Company, Inc., for the purpose of creating a separate entity for the manufacturing and assembly of its products. The Company expects to have a pilot manufacturing program in place and fully operational following the completed launch of its sales program.

NOTE 17 - COMMON STOCK

                    Common Stock Issued or Committed for Cash

During the years ended April 30, 2005 and 2004, and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued or committed to issue 7,083,227, 3,419,218, and 13,751,874 shares of common stock, respectively, for cash proceeds of $3,582,156, $2,041,001, and $6,744,424, respectively. Included in both the prior period amount and the inception-to-date amount are 201,879 shares sold deemed subject to rescission rights for $150,000. Of the 7,083,227 shares sold during the fiscal year ended April 30, 2005; 700,000 shares remained committed as of April 30, 2005 and were subsequently issued in May 2005.

               Offering Costs on Issuance of Common Stock for Cash

During the years ended April 30, 2005 and 2004, and the period from August 21, 1995 (inception) to April 30, 2005, the Company paid offering costs of $31,750, $57,500, and $139,768, respectively.

               Common Stock Issued in Private Placements for Cash

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued 0, 0 , and 3,074,934, shares of common stock, respectively, in exchange for cash proceeds of $0, $0, and $3,547,406, respectively, raised by the Company in private placements.

    Offering Costs of Issuance of Common Stock in Private Placements for Cash

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company paid offering costs of $0, $0 and $196,793, respectively.

    Common Stock Issued or Committed for Services Rendered or to be Rendered

During the years ended April 30, 2005 and 2004, and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued or committed to issue 402,455, 558,500, and 13,758,982 shares of common stock, respectively, in exchange for services rendered valued at $504,715, $468,256, and $5,263,324, respectively, based upon the fair market of the common stock as of the dates the services were rendered.

Details of the services performed, in consideration for the common stock during the years ended April 30, 2005, are as follows:

      o During the year ended April 30, 2005, 182,955 shares of common stock valued at $177,466 were issued for legal counsel and advisory services received by HiEnergy on general corporate legal matters, including transactional oversight and the preparation of transactional and regulatory documentation. Of the $177,466 amount $5,336 related to services rendered and expensed during the year ended April 30, 2004.

      o During the year ended April 30, 2005, HiEnergy issued 95,000 shares of common stock valued at $208,050 to a contracted consultant for services which included strategic planning, development and assisting in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of the Company's business objectives.

      o During the year ended April 30, 2005, the Company issued 3,500 shares of common stock valued at $6,895, to a strategic marketing and planning consultancy as compensation for services.

      o During the year ended April 30, 2005, the Company issued 95,000 shares and committed to issue 26,000 shares of common stock with a combined value of $117,640 for services rendered to members of the Board of Directors of the Company and that of its subsidiaries for their attendance at scheduled meetings. Each member of the HiEnergy's board received 3,000 restricted shares of common stock for each meeting attended and each member of the board of HiEnergy Defense receives 2,000 restricted shares of common stock for each meeting attended, with the exception of the Chairman of HiEnergy Defense who receives 3,000 restricted shares for each such meeting attended. Also issued during the year ended April 30, 2005 were 3,000 shares of common stock valued at $4,260 and still remaining committed as of April 30, 2005 were 4,000 shares valued at $5,680 for services rendered in March 2004 by HiEnergy Defense's Board of Directors. In July 2005, the Board of Directors of the Company increased the per meeting compensation to 5,000 restricted shares.

       Common Stock Issued on the Conversion of Convertible Notes Payable

During the year ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued 302,441, 1,595,896, 1,898,337 shares of common stock for the outstanding principal on convertible notes payable balances of $149,560, $683,153, $832,713. Included in the current year and inception-to-date amount are 110,133 shares issued upon conversion of a note payable that was sold deemed subject to rescission rights. Therefore, the 110,133 shares have been recorded as a current liability as shares deemed subject to rescission rights in the amount of $49,560.

            Common Stock Issued on the Conversion of Promissory Notes

During the years ended April 30, 2005, the Company issued 1,139,130 shares of common stock for settlement of outstanding promissory notes evidencing loans made to the Company in the aggregate amount of $524,000. As additional consideration for the conversion, the Company issued to the note holders warrants to purchase an additional 569,565 shares of common stock issued upon conversion at an exercise price of $0.82 per share. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement. Upon conversion, the note holder waived all accrued but unpaid interest.

                 Common Stock Issued on the Exercise of Warrants

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued 0, 69,776 and 69,776 shares of common stock, respectively, for the exercise of warrants for cash proceeds of $0, $54,004 and $54,004, respectively.

            Common Stock Issued on the Cashless Exercise of Warrants

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued 1,341,806, 497,116 and 1,872,831 shares, respectively, of common stock following the cashless exercise of warrants. See Note 16 - Commitments and Contingencies, Cashless Exercise of Warrants.

       Common Stock Issued or Committed as a Penalty for Late Registration

During the years ended April 30, 2005 and 2004, and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued or committed to issue 1,966,055, 803,565, and 2,897,756 shares of common stock as penalty expenses in the amount of $2,024,125, $1,224,702, and $3,306,487, respectively, for the late registration of common stock. See "Note 16 - Commitments and Contingencies, Penalties Associated with the Late Registration of Common Stock.". Of the 1,966,055 shares expensed during the year ended April 30, 2005; 196,576 shares remained committed as of April 30, 2005.

NOTE 18 - STOCK OPTIONS AND WARRANTS

            Stock Options Issued to Consultants for Services Rendered

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued stock options to consultants to purchase 0, 649,000 and 2,127,144 shares of common stock to consultants for services valued at $0, $407,877 and $1,363,400. The fair values of the stock options grants were determined using the Black-Scholes model. The assumptions used to determine the valuations of the 2004 grants, excluding options to purchase 29,000 shares of common stock issued to directors of HiEnergy Defense, are as follows:

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

The following summarizes the stock option and warrant transactions:

                                                      Stock
                                        Weighted      Options         Weighted                     Weighted
                                        Average         and           Average        Total         Average
                        Stock           Exercise     Warrants         Exercise      Options        Exercise
                       Options           Price         Non-            Price          And           Price
                      Employee         per Share     Employee        per Share      Warrants      per Share
                      --------         ---------     --------        ---------      --------      ---------
Outstanding,
August 21, 1995
(inception) to
April 30, 2001         2,482,011        $   0.13         1,051        $   0.28     2,483,062        $   0.13

 Granted                 287,653        $   0.20       346,373        $   0.28       634,026        $   0.24
                       ---------        --------     ---------        --------     ---------        --------
Outstanding,
April 30, 2002         2,769,664        $   0.14       347,424        $   0.28     3,117,088        $   0.16
                       ---------        --------     ---------        --------     ---------        --------

 Granted               3,461,755        $   1.24     2,002,726        $   2.02     5,464,481        $   1.43

 Canceled             (2,264,208)       $   1.33        (1,051)       $   0.28    (2,265,259)       $   1.33

Outstanding,
April 30, 2003         3,967,211        $   0.42     2,349,099        $   1.76     6,316,310        $   0.84
                       ---------        --------     ---------        --------     ---------        --------

Granted                1,738,221        $   1.03     1,029,000        $   1.11     2,767,221        $   1.01

Canceled              (1,058,483)       $   1.42      (119,705)       $   0.36    (1,178,188)       $   1.31

Outstanding
April 30, 2004         4,646,949        $   0.42     3,258,394        $   1.61     7,905,343        $   0.83
                       ---------        --------     ---------        --------     ---------        --------

                       2,956,980        $   0.76       100,000        $   0.99     3,056,980        $   0.77
Granted

Canceled                (910,000)       $   1.08      (876,668)       $   2.79    (1,786,668)       $   1.92
                       ---------        --------     ---------        --------     ---------        --------

Outstanding
April 30, 2005         6,693,929        $   0.70     2,481,726        $   1.17     9,175,655        $   0.82

Exercisable
April 30, 2005         5,306,429        $   0.66     1,971,726        $   1.20     7,278,155        $   0.81
                       ---------        --------     ---------        --------     ---------        --------

The weighted-average remaining contractual life of the options and warrants outstanding at April 30, 2005 was 4.20 years. The exercise prices of the options and warrants outstanding at April 30, 2005 ranged from $0.01 to $2.95, and information relating to these options and warrants is as follows:

                                                                    Weighted-      Weighted-
                                                        Weighted-    Average        Average
                                                         Average    Exercise        Exercise
                       Stock             Stock          Remaining   Price of        Price of
 Range of            Options &         Options &       Contractual  Options &      Options &
 Exercise            Warrants          Warrants            Life     Warrants        Warrants
  Prices            Outstanding       Exercisable        (years)   Outstanding    Exercisable
  ------            -----------       -----------        -------   -----------    -----------
$0.01 - $0.99        6,057,212        4,962,212           4.52      $   0.46       $   0.40
$1.00 - $1.99        2,184,454        1,391,954           3.95      $   1.09       $   1.13
$2.00 - $2.99          933,989          923,989           2.73      $   2.54       $   2.54
                     ---------        ---------
                     9,175,655        7,278,155
                     =========        =========

     Warrants Issued to Investors and Placement Agents In Private Placements

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued warrants to purchase 11,032,189, 7,210,190 and 19,358,065 shares of common stock to investors and placement agents in private placements.

                      Warrants Issued for Services Rendered

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued or committed to issue warrants to purchase 100,000, 380,000 and 1,278,229 shares of common stock, respectively, for services rendered valued at $38,573, $269,885, and $976,035, respectively, which is the fair value as determined by the Black-Scholes option pricing model. Details of the services performed during the year ended April 30, 2004 are as follows:

No. of Warrants       50,000        150,000        30,000          50,000         50,000           50,000
                    ----------     ----------    ------------   -----------     ------------     -----------
Grant                May 2003       May 2003     January 2004     April 2004      April 2004       April 2004
Term                Two years      Two years      Three Years     Three Years    Three Years      Three Years
Compensation
   expense           $ 8,079        $35,598        $17,775         $78,297        $ 54,675         $ 75,461
Stock price on
   grant date        $ 0.40         $ 0.45         $ 0.89          $ 2.95         $ 2.06           $ 2.85
Exercise price       $ 0.50         $ 0.45         $ 1.25          $ 2.95         $ 2.06           $ 2.85
Expected life       2.0 years      2.0 years      2.0 years       2.0 years      2.0 years        2.0 years
Risk-free rate
  of return           1.21%          1.38%          1.84%           1.87%           2.34%            2.03%
Expected annual
  volatility          100%           100%           150%            100%            100%             100%
Annual rate of
  dividends             0%            0%            0%              0%              0%               0%
Services provided   Placement     Placement      SEC filing     Business         Business        SEC filing
                    services      services        services      development      development     services

           Warrants Repriced in Conjunction with Additional Financing

In June 2004, the Company amended a previously issued convertible note payable in the amount of $50,000, which was convertible into shares of common stock at $0.45 per share, and warrants to purchase 312,222 shares of common stock at various exercise prices between $0.45 and $1.50. Pursuant to an amended Convertible Note Purchase Agreement ("CNPA"), the Company issued separate convertible notes payable of $40,000 and $10,000, respectively, in lieu of the prior note, to two investors based on an allowable assignment, and certain warrants were re-priced such that the Company issued additional warrants to purchase 77,777 shares of common stock at various exercise prices between $0.45 and $1.25. In connection with the amended CNPA, the Company agreed to issue additional warrants and to reduce the exercise prices of some of the warrants previously issued in exchange for the two investors' exercising their option to purchase an additional $300,000 of CNP. The CNP have a two-year term, bear interest at 5% and are convertible into common stock at $0.45 per share. The additional CNP also contain warrants to purchase common stock with a three and one-half year term as follows: 1,333,332 at $0.45 per share; 400,000 at $0.75 per share; and 240,000 at $1.25 per share.

A summary of the amended warrants and exercise prices follows:

               Original CNPA                        Amended CNPA
       ------------------------------   ----------------------------------------
          Exercise       No. of             Exercise              No. of
           Price        Warrants              Price              Warrants
       ------------------------------   ----------------------------------------
              $  0.75         66,667                $  0.45             111,111
              $  1.25         40,000                $  0.75              66,666
              $  1.50         33,333                $  1.25              40,000
              $  0.45        222,222                $  0.45             222,222
                             -------                                    -------
                             362,222                                    439,999
                             =======                                    =======

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

A summary of the amended warrants and exercise prices follows:

               Original SPA                   Amended and Restated SPA
       ------------------------------   ----------------------------------------
          Exercise       No. of             Exercise              No. of
           Price        Warrants              Price              Warrants
       ------------------------------   ----------------------------------------
              $  0.83        180,723                $  0.45             333,333
              $  1.38        108,696                $  0.75             200,000
              $  1.65         90,909                $  1.25             120,000
              $  0.49        306,122                $  0.45             333,333
                             -------                                    -------
                             686,450                                    986,666
                             =======                                    =======

          Warrants Issued or Committed as Penalty for Late Registration

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company issued or committed to issue warrants to purchase 2,454,334, 201,744 and 2,656,078 common shares, respectively, as a penalty with a fair value of $1,287,746, $231,282, and $1,519,028, respectively, related to the delayed registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model.

NOTE 19 - INCOME TAXES

The components of the deferred income tax assets (liabilities) at April 30, 2005 were as follows:

      Deferred tax assets
        Equity compensation                      $   686,000
        Payroll tax expense                           93,000
        Net operating loss carry forwards          5,894,000
                                                 -----------

          Total deferred tax assets                6,673,000

      Deferred tax liability
        Depreciation                                (104,000)
                                                 -----------

                                                   6,569,000
      Less valuation allowance                    (6,569,000)

          Net deferred tax asset                 $        --
                                                 ===========

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended April 30, 2005 and 2004:

                                                        2005        2004
                                                        ----        ----
      Current
                Federal                                 $ --        $ --
                State                                    800         800
                                                        ----        ----
                                                         800         800
                                                        ----        ----

      Deferred
                Federal                                   --          --
                State                                     --          --
                                                        ----        ----
                                                          --          --
                                                        ----        ----

                        Provision for income tax        $800        $800
                                                        ====        ====

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended April 30, 2005 and 2004 as follows:

                                                           2005           2004
                                                       --------        -------
      Statutory regular federal income benefit rate       34.00%         34.00%
      State taxes                                          8.84           8.84
      Change in valuation allowance                      (42.85)        (42.85)
                                                       --------        -------

                Total                                     (0.01)%        (0.01)%
                                                       ========        =======

As of April 30, 2005, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $13,757,000, which starts expiring in 2010 through 2024. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 20 - RELATED PARTY TRANSACTIONS

During the years ended April 30, 2005 and 2004 and the period from August 21, 1995 (inception) to April 30, 2005, the Company purchased $0, $4,767, and $4,767, respectively, of property and equipment from a Board member. See Notes 10, 11, 16 and 20 for additional related party transactions.

NOTE 21 - SUBSEQUENT EVENTS

                    RECENT SALES AND ISSUANCES OF SECURITIES

In May 2005, the Company issued 1,144,446 shares of its common stock, par value $0.001 ("Shares") and warrants to purchase 4,005,564 Shares various exercise prices between $0.45 and $1.25 to various investors in exchange for $515,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of the Company's next filed registration statement.

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

In May 2005, the Company reclassified $81,400 in convertible notes payable deemed subject to rescission rights to convertible notes payable.

In June 2005, the Company issued 437,627 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest.

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

In June 2005, the Company reclassified $268,800 in convertible notes payable deemed subject to rescission rights to convertible notes payable.

In June 2005, the Company reclassified 110,133 Shares, which became deemed subject to rescission rights upon conversion of a convertible note deemed subject to rescission rights in January 2005, to common stock and additional paid-in capital.

In July 2005, the Company reclassified $185,000 in convertible notes payable deemed subject to rescission rights to convertible notes payable.

In July 2005, the Company issued 62,222 Shares and issued warrants to purchase 217,777 Shares at various exercise prices between $0.45 and $1.50 in exchange for the cash equivalent of $28,000 in finders' fees.

In July 2005, the Company issued 17,778 Shares and warrants to purchase 80,000 Shares with an exercise price of $0.45 to a consultant as a finder's fee.

In July 2005, the Company issued 189,917 Shares to an investor who converted his convertible notes payable for $81,400, deemed subject to rescission rights, plus accrued interest of $4,063 with a conversion price of $0.45 per Share.

In July 2005, the Company issued 22,463 Shares to two investors pursuant to the cashless exercise of warrants. The warrants were exercisable for a total of 64,583 Shares at an exercise price of $0.45 per share. In connection with the cashless exercise, 42,120 Shares issuable pursuant to the warrant were tendered for conversion to pay the exercise price.

In July 2005, the Company issued or committed to issue 129,174 and warrants to purchase 64,586 Shares at $0.65 per Share to a board member of the Company in connection with the conversion of accounts payable for legal services rendered prior to his directorship in the amount of $59,420 at a price of $0.45 per Share.

In July 2005, the Company issued 25,185 Shares and warrants to purchase 12,593 Shares at $0.65 per Share to a law firm affiliated with a board member of the Company in connection with the conversion of accounts payable for legal services rendered in the amount of $11,586 at a price of $0.45 per Share.

In July 2005, the Company issued 30,000 Shares to an engineering consultant for services rendered.

In July 2005, the Company issued 25,000 Shares to the board members of the Company as compensation for meeting attendance, each board member receiving 5,000 shares per meeting.

In July 2005, the Company issued 15,000 Shares previously committed during the prior year period to the board members of the Company as compensation for meeting attendance, each board member receiving 3,000 shares per meeting.

In July 2005, the Company issued or committed to issue 1,200,001 Shares and warrants to purchase 1,200,001 Shares at $0.45 for $540,000 in subscription receivable.

                               PENALTY SECURITIES

In May 2005, the Company issued or committed to issue 78,982 Shares and warrants to purchase 292,530 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In May 2005, the Company issued or committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In June 2005, the Company issued or committed to issue 78,892 Shares and warrants to purchase 353,101 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In June 2005, the Company issued or committed to issue $6,000 in convertible notes to certain note holders with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within specified deadlines.

In July 2005, the Company issued or committed to issue 78,892 Shares and warrants to purchase 358,792 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In August 2005, the Company issued 196,576 Shares, previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

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

                          PURCHASE AND SALES AGREEMENTS

In May 2005, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of two SIEGMA(TM) systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, the Company received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104, payment of which is due within 30 days following delivery of the units. The Company has contractually agreed to make reasonable best efforts to make delivery of the ordered units within 120 days of the purchase order date.

                         GOVERNMENT CONTRACT COMMI(TM)ENTS

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle and delivered for field testing by the U.S. Army and D.C. Capitol Hill Police.

                                  SUBSIDIARIES

In July 2005, the Company formed a wholly-owned subsidiary, HiEnergy International, Inc., for the purpose of creating a separate entity for the sales and servicing of its products overseas.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-KSB, Dr. Bogdan C. Maglich, serving in his capacity as our CEO and Treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon his review, Dr. Maglich concluded that our disclosure controls and procedures during our fiscal quarter ended April 30, 2005 were effective in alerting us on a timely basis to material information relating to the Company which is required to be included in our reports filed under the Securities Exchange Act. His conclusion was based in part, on the improvements which we have made in filling needed positions at the Company which have previously not been filled (thereby placing all of the responsibility on Dr. Maglich), including the addition of a full-time Controller in March 2005, and creating more effective lines of reporting and communication among our Company and the legal, accounting and other professionals with whom we work. Notwithstanding these improvements, we are cognizant that certain deficiencies still remain to be addressed, most notably, our recruitment of a full-time Chief Financial Officer and President/COO. We intend to work on resolving these deficiencies during fiscal year 2006, as well as to review the areas where we may determine that deficiencies exist.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of HiEnergy Technologies, and their ages, positions, business experience and education as of April 30, 2004 are as follows:

              NAME                   AGE                         POSITION
--------------------------------  -----------  --------------------------------------------------
 Dr. Bogdan C. Maglich                76       Chairman of the Board, Chief Executive Officer,
                                               President, Treasurer and Chief Scientific Officer
 Roger W.A. Spillmann                 34       Vice President & Corporate Secretary
 Colonel William J. Lacey, Jr.        66       Director
 David R. Baker                       73       Director
 William A. Nitze                     62       Director
 Harb S. Al-Zuhair                    67       Director
 Peter J. LeBeau                      58       Director

Dr. Maglich was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies on April 25, 2002. He was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 2003. Mr. Tom Pascoe resigned as Chief Executive Officer and President of our company on February 25, 2003. Mr. Barry Alter resigned as Chief Executive Officer, President and Treasurer of our company on September 17, 2002 and resigned from our board of directors on March 7, 2003. Roger Spillmann was appointed Vice President and Corporate Secretary of HiEnergy Technologies on January 11, 2005.

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

ROGER W. A. SPILLMANN

Mr. Spillmann has served as HiEnergy Technologies' Vice President and Corporate Secretary since January 2005. In this capacity, he focuses on corporate compliance and governance, contract administration, investor relations, and capital strategy. Prior to joining HiEnergy, Roger Spillmann provided financial and legal consulting as an employee of Resources Connection, Inc. from July 2004 until his appointment in January 2005. Prior to Resources Connection, he served as a business development and financial services specialist with Empire Capital Leasing, Inc. ("ECL"), where he focused on asset based financing, including project finance, receivable financing, equipment leasing and related securitizations (2003-2004). Prior to ECL, Mr. Spillmann was a Managing Director and Partner of Harris, Hoover & Lewis, Inc. (HHL), a New York based middle market financial advisory and investment banking boutique, and a member of its Executive Committee, where he was responsible for strategic planning, affiliate marketing, product research and outside capital relationships (2001-2003). Prior to HHL, Mr. Spillmann was First Vice President of Investments, Director - Special Accounts Group (SAG) with Prudential Securities in New York City, specializing in advising corporations, institutions and high net-worth clients on asset allocation, money management, estate and tax planning, equity risk management and general investment strategies, and a Sales Analyst with the Private Client Services Group at Banc of America Securities LLC (Montgomery

Securities), where he focused on corporate finance, equity derivatives, asset management and corporate and venture services directed toward leading and emerging technology companies (1997-2001). From March 1994 to 1997, Mr. Spillmann was with the Cross Border Finance Group at Clifford Chance, Rogers & Wells LLP, where he served as a corporate paralegal and assisted senior partners and associates with the development and structuring of public and private debt and equity transactions, project finance and M&A for governments, financial institutions and corporations. Upon graduation, from 1992 to 1994, Mr. Spillmann was recruited by Liz Claiborne, Inc, a Fortune 500 textile and clothing manufacturer, to participate in a rotational program with positions in its sales, production and manufacturing divisions, as well as serving as Production Coordinator for the Knitwear Division.

Roger Spillmann received a Bachelor of Arts from Dartmouth University in Hanover, NH. He also attended the Universidad Federal do Rio de Janeiro, in Brazil, and is fluent in Spanish and Portuguese. During his career, Mr. Spillmann has served on the advisory boards of several private technology companies.

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

DAVID R. BAKER

Mr. Baker has been an attorney for over 50 years and has been Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham and Montgomery, Alabama and New York City, since March 2003. Since October 1993, Mr. Baker has been a Retired Partner of the law firm of Jones Day in its New York City office. Prior to joining Haskell Slaughter Young & Rediker, LLC, Mr. Baker was a partner in Baker, Johnston & Wilson LLP, Birmingham and New York City, from October 1998 to February 2003. Mr. Baker received his Juris Doctorate from Harvard Law School. He received dual Bachelor's Degrees in Philosophy from the University of Chicago and in Arts from Birmingham-Southern College. He is a member of the Alabama and New York State Bar Associations and the American and Alabama Law Institutes, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association's principal representative in New York to the United Nations. In addition, he serves as Chairman of the New York Legislative Service and is a Life Trustee of Birmingham-Southern College.

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

The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and our financial statements for each quarterly period, and evaluates our internal control functions.

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

Dr. Macek received his Ph.D. in High Energy Physics from the California Institute of Technology in Pasadena.

DR. ANDREW J. LANKFORD; PROFESSOR OF PHYSICS AND CHAIR OF THE DEPAR(TM)ENT OF PHYSICS AND ASTRONOMY, UNIVERSITY OF CALIFORNIA, IRVINE

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all executive officers, directors and persons who are the beneficial owners of more than 10% of the common stock of HiEnergy Technologies to file reports of ownership with the SEC indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report in this Annual Report on Form 10-KSB any failure to comply therewith during the fiscal year ended April 30, 2005. As of the date of this Report, one of our directors, Harb Al-Zuhair, did not file Forms 4 for common stock and options issued to him by HiEnergy Technologies and did not file a timely Form 5 to report these; but subsequently filed a Form 5 that included all transactions he was required to report in August 2005. One director, David R. Baker, did not file Forms 4 for common stock and options issued to him by HiEnergy Technologies and did not file a timely Form 5 to report these; but subsequently filed a Form 5 that included all transactions he was required to report in July 2005. Our directors, William J. Lacey, Peter J. Le Beau and William A. Nitze, joined our Board in July and August 2004 but did not file initial statements of beneficial ownership, Forms 4 for common stock and options issued to them by HiEnergy Technologies for services to the Board, or a timely Form 5 to report these; but subsequently each filed a Form 5 that included all transactions each was required to report in July 2005. Our Vice President, Roger Spillmann did not file an initial statement of beneficial ownership upon his appointment in January 2005, but subsequently filed a Form 5 that included all transactions he was required to report in August 2005. None of the foregoing directors or officers disposed of any shares or derivatives in the open market during the reporting period. With the above exceptions, we believe that, as of the date of this Report, all of the filing requirements are presently satisfied by its executive officers and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

CODE OF ETHICS: On May 28, 2003, the Board of Directors approved the adoption of a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and other senior-level persons responsible for financial, control and accounting functions. Our Code of Ethics was filed on August 8, 2003 as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003, and is intended to comply with the requirements of Item 406 of Regulation S-B. A copy of our Code of Ethics has been posted on our corporate website [http://www.hienergyinc.com/company/pdf/HiEnergy_Code_Ethics.pdf].

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation that we have paid to our named executive officers for the fiscal years ended April 30, 2005, 2004, 2003 and 2002. Dr. Maglich served as Chairman, Chief Executive Officer, President, Treasurer and Chief Scientific Officer of HiEnergy Microdevices during the fiscal years 2005, 2004 and 2003. He was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies on April 25, 2002. Dr. Maglich was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 10, 2003. Roger Spillmann was appointed Vice President and Corporate Secretary of HiEnergy Technologies on January 11, 2005.

                                                                                       LONG TERM COMPENSATION
                                                                                -----------------------------------
                                                   ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                             --------------------------------   -----------------------     -------
                                 FISCAL                               OTHER     RESTRICTED   SECURITIES               ALL OTHER
                                 YEAR                                ANNUAL       STOCK      UNDERLYING      LTIP      COMPEN-
                                 ENDED       SALARY       BONUS      COMPEN-      AWARDS      OPTIONS       PAYOUTS     SATION
NAME AND PRINCIPAL POSITION     APRIL 30       ($)         ($)       SATION         ($)                       ($)        ($)
---------------------------     --------     --------    -------    ---------   ----------   ----------     -------   ---------
                                  2005       $220,046     $4,381      $13,640                                  -0-       -0-
Dr.Bogdan Maglich                 2004       $220,046        -0-      $25,345                                  -0-       -0-
Chairman, Chief Executive         2003       $157,713    $50,000      $47,401         -0-       456,717        -0-       -0-
Officer, President,               2002        $80,734    $50,000      $24,952    $196,148     2,482,011        -0-       -0-
Treasurer, and Chief
Scientific Officer

Other Annual Compensation amounts paid to Dr. Maglich consisted of the following personal expense reimbursements:

   EXPENSE CATEGORY         FISCAL YEAR    FISCAL YEAR ENDED    FISCAL YEAR ENDED    FISCAL YEAR ENDED
                             ENDED 2005           2004                2003                  2002
-------------------------   -----------    -----------------    -----------------    -----------------
Auto Lease                     -0-                 -0-               $17,500                $6,705
Auto Insurance                $4,500              $212               $1,144                 $1,438
Auto Expenses (other)         $1,325             $1,046                -0-                   $500
Home Rent                      -0-                 -0-                 -0-                  $13,750
Medical & Dental
  Reimbursements              $7,815             $24,088             $28,757                $2,559
TOTAL                         $13,640            $25,345             $47,401                $24,952

OPTION GRANTS

The following table sets forth information with respect to stock options granted to each named executive officer during our most recent fiscal year ended April 30, 2005. We have never granted any stock appreciation rights.

                                                                            PERCENT OF TOTAL
                                            NUMBER OF SECURITIES        OPT./WRTS. GRANTED TO      EXERCISE OF BASE
                NAME                         UNDERLYING OPTIONS         EMPLOYEES IN FISCAL YEAR    PRICE ($/SHARE)
----------------------------------     -------------------------------  ------------------------   ----------------
Dr.Bogdan Maglich                                421,980(1)                       14%                    $0.98
Chairman, Chief Executive Officer,
President, Treasurer, and Chief
Scientific Officer

Roger Spillmann                                  500,000(2)                       16%                    $0.72
Vice President/Corporate Secretary

(1) Option was granted on December 31, 2004, and was fully vested and exercisable on the date of grant pursuant to his employment agreement.

(2) Option was granted on January 12, 2005 and shall be 33% vested on May 1, 2005, 66% vested on September 1, 2005 and 100% vested on December 31, 2005, pursuant to employment agreement.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth information with respect to fiscal year-ended April 30, 2005 option values. No stock options were exercised by the named executive officers during the fiscal year ended April 30, 2005.

                                                              NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                SHARES                      OPTIONS/SARs AT THE FISCAL    IN-THE-MONEY OPTIONS/SARs
                              ACQUIRED ON                            YEAR END                 AT FISCAL YEAR-END
                               EXERCISE         VALUE                  (#)                           (#)
           NAME                   (#)         REALIZED      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-------------------------     -----------     --------      --------------------------    -------------------------
Bogdan Maglich                    --             --             3,673,929 / 3,673,929          $1,479,279 (1)
Chairman, Chief Executive
Officer, President,
Treasurer, and Chief
Scientific Officer

(1) The value of Dr. Maglich's options has been calculated based on the difference between the closing price of our stock on the OTC Bulletin Board(R) on April 30, 2005 of $0.73 per share and the exercise prices of his stock options at $0.134 per share. No effect is given to the shares with exercise prices above $0.73 per share.

COMPENSATION OF DIRECTORS

The Board previously approved a plan to grant each director 3,000 shares of common stock or stock options for each meeting attended, and the directors were each granted stock options in varying amounts for their services. On July 15, 2005, the Board approved an increase to the number of shares or stock options due each director for each meeting attended to 5,000 restricted shares of common stock or stock options, immediately effective on said date. Additionally, all directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of our company.

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

In January 2005, we entered into an employment agreement for the employment of Roger Spillmann to serve as our Vice President and Corporate Secretary. Major terms of the agreement are as follows:

      o We will pay him an annual base salary of $200,000, of which $140,000 will be payable in cash in cash, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 30, 2005, one due August 31, 2005, and one due November 30, 2005.

      o We have the option to prepay services of its Controller with S-8 stock having with value equivalent to six (6) months of the above stated salary.

      o We will pay the fee required under his contract with his then current employer for his conversion from consultant employee, which should not exceed $12,000.

      o We will grant him a stock option to purchase 500,000 shares of common stock which shall be exercisable at a price no greater than the average trading price for the prior thirty (30) day period. The option shall be 33% vested on May 1, 2005, 66% vested on September 1, 2005, and 100% vested on December 31, 2005.

      o If the employment agreement is terminated by HiEnergy without cause, we must pay him on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.

      o We will provide him with comprehensive family medical and dental healthcare benefits.

      o We will keep our Directors and Officers insurance coverage in effect at all times with the present policy limits and for a period of three years following the termination of Mr. Spillmann's employment with us on a commercially reasonable effort.

      o     We will timely reimburse Mr. Spillmann for approved expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Compensation Committee currently consists of Mr. Harb Al-Zuhair and Mr. William A. Nitze.

None of our executive officers serves as a director or member of the compensation committee of any other entity whose executive officers serve as one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP LISTED BELOW AS OF JULY 31, 2005

                                                    NUMBER OF SHARES    PERCENT OF
NAME OF BENEFICIAL OWNER                              COMMON STOCK     OUTSTANDING
-------------------------------------------------    --------------    -----------
Dr. Bogdan C. Maglich,                                9,912,555 (1)       18.41%
Chairman of the Board, Chief Executive Officer,
President, Treasurer and Chief Scientific Officer

Roger W.A. Spillmann,                                   330,000 (2)        0.65%
Vice President / Corporate Secretary

William J. Lacey, Jr.,                                  409,058 (3)        0.83%
Director

Harb S. Al-Zuhair,                                    1,303,422 (4)        2.57%
Director

William A. Nitze,                                       422,914 (5)        0.84%
Director

David R. Baker,                                       1,007,491 (6)         2.0%
Director

Peter J. Le Beau,                                       273,528 (7)        0.54%
Director

All Executive Officers & Directors As A Group        13,666,968 (8)       25.84%
(7 Persons)

(1) Includes 905,896 shares owned directly by Dr. Maglich, 1,131,735 shares owned by Advanced Projects Group, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder, 2,830,995 shares owned by Maglich Family Holdings, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder, and 1,370,000 shares owned by Maglich Innovations Fund Inc., a Delaware corporation, of which Dr. Maglich is sole director, officer and direct or indirect stockholder. Dr. Maglich disclaims beneficial ownership of the stock held by Maglich Family Holdings, Inc. and Advanced Projects Group, Inc. beyond his pecuniary interest. Also includes 3,673,929 shares of common stock issuable upon the exercise of currently exercisable stock options.

(2) Represents 500,000 shares of common stock issuable upon the exercise of vested stock options, thirty-three percent (33%) of which vested on May 1, 2005, sixty-six percent (66%) to vest on September 1, 2005, all remaining to vest on December 31, 2005.

(3) Includes 52,353 shares of common stock owned directly by William Lacey, 220,000 shares of common stock underlying stock options which were exercisable as of November 7, 2003, and 100,000 shares of common stock underlying stock options, of which 50,000 became exercisable on January 21, 2005, and 50,000 shares became exercisable as of July 21, 2005. Also includes 44,705 shares of common stock underlying HiEnergy Microdevices, Inc. exchange rights exercisable at any time, subject to payment of a promissory note in the amount of $7,000 and granted for consultant services rendered to HiEnergy Microdevices, Inc. prior to merger with SLW Enterprises, Inc.

(4) Includes 855,540 shares of common stock owned directly by Mr. Al-Zuhair, 315,000 shares of common stock issuable upon the exercise of stock options which were exercisable as of April 1, 2005, and 115,000 shares of common stock underlying stock options, of which 57,500 shares became exercisable on May 7, 2004, and 57,500 shares become exercisable as of November 7, 2004. Also includes 17,882 shares of common stock underlying HiEnergy Microdevices, Inc. exchange rights exercisable at any time, subject to payment of a promissory note in the amount of $2,800 and granted for consultant services rendered to HiEnergy Microdevices, Inc. prior to merger with SLW Enterprises, Inc.

(5) Includes 209,501 shares of common stock owned directly by Mr. Nitze, 82,000 shares of common stock issuable upon the exercise of stock options which were exercisable as of March 10, 2005, and 100,000 shares of common stock underlying stock options, of which 50,000 shares became exercisable on February 5, 2005, and 50,000 shares become exercisable as of August 5, 2005, and 15,000 shares of common stock underlying stock options, of which 7,500 shares became exercisable on May 5, 2005, and 7,500 shares become exercisable as of November 5, 2005. Also includes 23,913 shares of common stock underlying a warrant, immediately exercisable, which was acquired in a private placement on September 7, 2004.

(6) Includes 550,360 shares of common stock owned directly by Mr. Baker. Also includes 152,245 shares owned by Advanced Projects Group, a Delaware corporation, attributable to Mr. Baker as a stockholder. Mr. Baker disclaims beneficial ownership of the stock held by Advanced Projects Group beyond his pecuniary interest. Also includes 165,000 shares of common stock underlying stock options which were exercisable as of November 7, 2004 and 150,000 shares of common stock underlying stock options, 75,000 of which became exercisable on May 5, 2005 and 75,000 shares become exercisable as of November 5, 2005, and, lastly, 129,174 shares of common stock and 64,886 shares of common stock underlying a warrant immediately exercisable at $0.65 per share, which was acquired in connection with the conversion at $0.46 per share of accounts payable for legal services rendered prior to his directorship in the amount of $59,420 on July 15, 2005.

(7) Includes 48,528 shares of common stock owned directly by Mr. Le Beau, 100,000 shares of common stock issuable upon the exercise of stock options which were exercisable as of January 16, 2005, 100,000 shares of common stock underlying stock options, of which 50,000 shares became exercisable on February 5, 2005 and 50,000 shares become exercisable as of August 5, 2005, and 50,000 shares of common stock underlying stock options, of which 25,000 shares became exercisable on May 5, 2005 and 25,000 shares become exercisable as of November 5, 2005.

(8) The number of shares beneficially owned takes into account the details set forth in the preceding footnotes.

The number of shares of common stock outstanding used in calculating the percentages was 50,171,581, the number of shares of common stock outstanding as of the date of this Report. The beneficial ownership for each listed person includes those shares of common stock underlying options held by such persons on the date of this Report that are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

The amounts reflected above are based upon information provided to us and in filings on Form 5 with the Securities and Exchange Commission. To our knowledge, the table sets forth information about beneficial ownership information for (i) each person known by us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of April 30, 2005 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

      o     all compensation plans previously approved by security holders; and

      o     all compensation plans not previously approved by security holders.

                                       (a)                   (b)                       (c)
                                                                                 NUMBER OF SECURITIES
                               NUMBER OF SECURITIES                             REMAINING AVAILABLE FOR
                                TO BE ISSUED UPON       WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                   EXERCISE OF         EXERCISE PRICE OF    COMPENSATION PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
      PLAN CATEGORY            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            COLUMN (a))
---------------------------   ---------------------   --------------------  -----------------------------
Equity compensation
plans approved by
security holders (1),
(2), (3), (4), (5)                  5,663,929                $0.79                       0

Equity compensation
plans not approved by
security holders (6)(7)(8)          2,131,726                $1.64                       0

Total (9)                           7,895,655                $0.84                       0

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

(2) The employment agreement between Dr. Maglich and HiEnergy Technologies contemplates the issuance of the following stock options to Dr. Maglich annually through the term of the employment agreement, or until December 31, 2006: options to purchase one percent per year of HiEnergy Technologies' common stock issued and outstanding at the end of each year with an exercise price equal to the average trading price for the preceding thirty days and with terms of five years. Based on today's capitalization, Dr. Maglich would be entitled to receive at the end of the calendar year options to purchase approximately 500,000 shares of common stock or perhaps more since the number of outstanding shares may increase dramatically year over year throughout the contract term. In no case, without permission of Dr. Maglich, may the number of options granted him in any given year of his contract be less than ten percent of the total number of options granted by HiEnergy Technologies for services in that year. For example, in the event we grant options to purchase more than 6,000,000 shares of common stock by year end, he would receive options to purchase 600,000 shares. Our stockholders approved Dr. Maglich's Employment Agreement in October 2002.

(3) Pursuant to the foregoing (see footnote (2)), on February 11, 2003 our Board of Directors approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 416,717 shares of our common stock with an exercise price of $2.81 and a term that ends on February 11, 2008, pursuant to his employment agreement with us. On June 26, 2003 our Board of Directors approved (due to an error in the calculation of the grant approved by the Board on February 11, 2003) the issuance and grant of an incidental non-qualified stock option to Dr. Maglich to purchase an additional 40,000 shares of our common stock with an exercise price of $2.81 and a term that ends on February 11, 2008. On December 31, 2003, we granted Dr. Maglich options to purchase 313,221 shares of common stock with an exercise price of $0.87 and on December 31, 2004, we granted him options to purchase 421,980 shares with an exercise price of $0.98 for calendar years 2003 and 2004, respectively, pursuant to the terms of his employment agreement

(4) On May 5, 2003, our Board of Directors approved the HiEnergy Technologies 2003 Stock Incentive Plan (the "Plan") to provide equity incentives to our employees, officers, directors and service providers. The Board decided to reserve 700,000 shares of our authorized and unissued common stock for future issuance under the Plan. On May 28, 2003 our Board of Directors approved an increase in the amount of the reserve of shares to be issued under the Plan to 2,000,000 shares of authorized and unissued Common Stock. Our stockholders approved the Plan on November 7, 2003. Options granted to employees who are not officers, directors or Service Providers shall vest and become exercisable in installments at a minimum rate of 20% per year over a period of five (5) years from the date the Option is granted. No Option may be exercisable more than ten (10) years after the date it is granted. An Incentive Option granted to a person who is a 10% Shareholder on the date of grant shall not be exercisable more than five (5) years after the date it is granted. No Incentive Option or Nonqualified Option shall be assignable or transferable except by will or the laws of descent and distribution, and during the life of the Optionee shall be exercisable only by such Optionee.

(5) On May 16, 2003, our Board of Directors approved the issuance and grant of incentive stock options and non-qualified stock options under the Plan to purchase 400,000 shares of our common stock with an exercise price of $0.75 and a term that ends on May 16, 2009 to our employees and consultants. On June 26, 2003 our Board of Directors approved the issuance and grant of incentive stock options to purchase 90,000 shares of our common stock with an exercise price of $0.75 and a term that ends on June 26, 2009 to our employees. On July 16, 2003 our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 200,000 shares of our common stock with an exercise price of $0.50 and a term that ends on July 16, 2009 to our consultants. On August 27, 2003 our Board of Directors approved the issuance and grant of incentive stock options to purchase 65,000 shares of our common stock to our employees, and nonqualified options to purchase 40,000 shares of our common stock with an exercise price of $1.02 and a term that ends August 27, 2009 to our consultants. On November 7, 2003, our Board of Directors approved the issuance and grant of non-qualified options to purchase 100,000 shares of our common stock, with an exercise price of $0.35 and a term that ends November 7, 2009, to one of our directors. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to purchase 740,000 shares of our common stock, with an exercise price of $1.25 and a term that ends November 7, 2009, to our directors and consultants. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to purchase 100,000 shares of our common stock, with an exercise price of $0.35 and a term that ends November 7, 2009 to one of our directors, and on December 4, 2003, we granted stock options to purchase 350,000 shares of our common stock, with an exercise price of $0.90 and a term that ends December 4, 2009, to our employees and consultants. On April 29, 2004, we granted stock options to purchase 100,000 shares of our common stock, with an exercise price of $2.06 and a term that ends April 29, 2010, to our employees.

(6) On March 10, 2004, our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 29,000 shares of our common stock with an exercise price of $1.42 and a term that ends on March 10, 2010 to board members of HiEnergy Defense. On June 28, 2004, our Board of Directors approved the issuance and grant of incentive stock options to purchase 25,000 shares of our common stock with an exercise price of $1.78 and a term that ends on June 28, 2010 to one of our employees. On July 19, 2004, our Board of Directors approved the issuance and grant of incentive stock options to purchase 30,000 shares of our common stock with an exercise price of $1.09 and a term that ends on July 19, 2010 to one of our employees. On July 21, 2004 our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 100,000 shares of our common stock with an exercise price of $0.94 and a term that ends on July 21, 2010 to one of our board members upon his appointment. On August 5, 2004, our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 200,000 shares of our common stock with an exercise price of $1.25 and a term that ends on August 5, 2010 to two of our board members upon their appointment. On August 18, 2004, our Board of Directors approved the issuance and grant of incentive stock options to purchase 25,000 shares of our common stock with an exercise price of $0.96 and a term that ends August 18, 2010 to one of our employees. On August 27, 2004, our Board of Directors approved the issuance and grant incentive options to purchase 25,000 shares of our common stock, with an exercise price of $0.85 and a term that ends August 27, 2010, to one of our employees. On November 5, 2004, our Board of Directors approved the issuance and grant of nonqualified options to purchase 330,000 shares of our common stock, with an exercise price of $1.04 and a term that ends November 5, 2010, to our directors and consultants.

(7) On January 19, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 390,000 shares of our common stock, with an exercise price of $0.72 and a term that ends January 19, 2011 to our employees. On January 19, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 500,000 shares of our common stock, with an exercise price of $0.72 and a term that ends January 19, 2011 to our Vice President/Corporate Secretary. On February 1, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 35,000 shares of our common stock, with an exercise price of $0.86 and a term that ends February 1, 2011, to one of our employees. On March 1, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 500,000 shares of our common stock, with an exercise price of $0.72 and a term that ends March 1, 2011 to our Controller. On April 1, 2005, our Board of Directors approved the issuance and grant of nonqualified options to purchase 315,000 shares of our common stock, with an exercise price of $0.01 and a term that ends April 1, 2011, to one of our directors. On April 29, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 50,000 shares of our common stock, with an exercise price of $0.73 and a term that ends April 29, 2011, to one of our employees.

(8) On July 12 2002, we issued and granted a non-qualified stock option to purchase up to 1,000,000 shares of our common stock with an exercise price of $1.00 per share to Isaac Yeffet. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant, Inc., of which Mr. Yeffet is the sole principal, and HiEnergy Technologies. One half of the shares were exercisable immediately and the other half were to become exercisable beginning one year after our MiniSenzor product is operational and ready to be shown for approval to appropriate authorities. The stock option agreement was amended and restated in September 2002 to add a cashless exercise provision. We terminated our consulting agreement with Mr. Yeffet in October 2003, at which time the second 500,000 options had not become exercisable. On August 1 2002, we issued a stock option to purchase 400,000 shares of common stock at $2.00 per share with a term of 5 years to Primoris Group Inc. in connection with a consulting agreement, under which Primoris provided investor relations services. On September 25, 2002, as an accommodation to adjust amounts owing to QED Law Group, P.L.L.C., we issued stock options to purchase an aggregate of 45,454 shares of common stock at $1.00 per share to Shea Wilson and Derek Woolston. On December 19 2002, as an accommodation to adjust amount owing to QED Law Group, P.L.L.C., we issued additional stock option to purchase an aggregate of 27,272 shares of common stock at $2.24 per share to Shea Wilson and Derek Woolston. On November 7, 2003, our Board of Directors approved a Grant Share Program, which reserves up to 500,000 shares of our authorized and unissued common stock, for the future issuance of stock options with an exercise price of $1.25 per share and an exercise term of 6 years.

(9)  The preceding footnotes all affect this total.

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

      o On July 28, 2003, we entered into an exclusive International Distribution Agreement for our CarBomb Finder device with Electronic Equipment Marketing Company (EEMCO). EEMCO is majority-owned by Harb Al-Zuhair, one of our directors. This agreement is described in more detail in the section entitled Marketing and Distribution Strategy, in Part I of this Report. On August 5, 2004, we received an order to purchase one (1) demonstration model of our CarBomb Finder 3C4 from EEMCO along with a deposit of $25,000.

      o In September 2004, we issued 71,739 Shares and warrants to purchase 23,913 shares of common stock, par value $0.001 (the "Shares") with an exercise price of $1.00 to our director, Mr. William A. Nitze, in a private placement transaction in exchange for $33,000 in cash.

      o In July 2005, we issued 129,174 Shares and warrants to purchase 64,586 Shares at $0.65 to David R. Baker, a member of our Board in connection with the conversion of accounts payable for legal services rendered prior to his directorship in the amount of $59,420 at a price of $0.46 per Share.

LOANS FROM EXECUTIVE OFFICERS AND DIRECTORS

During the fiscal year ended April 30, 2005, and to the date of this Report, we incurred the following material notes payable to current and former officers and directors:

      o In August 2004, we signed promissory notes with Dr. Maglich for loans that were made to us totaling $11,000. The notes are non-interest bearing and are due on demand by Dr. Maglich. As of April 30, 2005, the note had been repaid or converted into Shares.

TRANSACTIONS WITH RELATED PARTIES

During the fiscal year ended April 30, 2005, we had the following transactions with related parties:

      o In June 2004, we issued convertible promissory notes for $11,866 and $13,782, bearing interest at 10% per annum, which are convertible into Shares at $1.00 per share to Yocca, Patch & Yocca, LLP for legal services.

      o In July 2004, we issued 182,955 Shares to Richardson & Patel, LLP for legal and consulting services.

      o In August 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related with our Chairman, for loans that were made to us totaling $300,000. The notes are non-interest bearing and are due on demand by Dr. Maglich. As of April 30, 2005, the notes have been repaid or converted into Shares.

      o In September 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related with our Chairman, for loans that were made to us totaling $50,000. The notes are non-interest bearing and are due on demand by Dr. Maglich. As of April 30, 2005, the notes have been repaid or converted into Shares.

      o In October 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related with our Chairman, for loans that were made to us totaling $115,000. The notes are non-interest bearing and are due on demand by Dr. Maglich. As of April 30, 2005, the notes have been repaid or converted into Shares.

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

      o In June 2005, we issued 437,627 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest.

      o In June 2005, we issued 32,820 Shares to Nicholas J. Yocca upon the conversion of a promissory note evidencing loans made to us in the aggregate amount of $14,000, plus $769 of accrued interest.

      o In July 2005, we issued 25,185 Shares and warrants to purchase 12,593 Shares at $0.65 to Baker, Johnston & Wilson, a law firm, in connection with the conversion of accounts payable for legal services rendered in the amount of $11,586 at a price of $0.46 per Share.

CERTAIN BUSINESS RELATIONSHIPS

Except with respect to our lease with Del Mar Aviation and the reverse take-over transaction that occurred on April 25, 2002, no director or nominee for director is or has been during the fiscal year ended April 30, 2005, an executive officer or beneficial owner of more than 10% of any other entity that has engaged in a transaction with us in excess of 5% of either companies' revenues or assets.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

THE EXHIBIT INDEX IMMEDIATELY FOLLOWING THE SIGNATURE PAGE OF THIS REPORT IS HEREBY INCORPORATED HEREIN BY REFERENCE.

REPORTS ON FORM 8-K

o On June 22, 2005, we filed a report on Form 8-K dated June 21, 2005. The report disclosed under Item 8.01 the status of the Class Action Complaint filed against us, including a Court Order for Dismissal and basis of our defense.

o On February 8, 2005, we filed a report on Form 8-K dated February 3, 2005. The report disclosed under Item 8.01 that we had executed a Memorandum of Understanding to form a joint venture company Tecnologia de Alta Energia, S.A., which will establish and maintain an assembly, testing, sales and service center in Tenerife, Spain.

o On February 2, 2005, we filed a report on Form 8-K dated January 27, 2005. The report disclosed under Item 3.02, a private placement of Common Stock and Warrants and under Item 8.01 the announcement of the consummation of the short-form merger between us and HiEnergy Microdevices, Inc.

o On January 11, 2005, we filed a report on Form 8-K dated January 7, 2005. The report disclosed under Item 5.02, the appointment of our Vice President and Corporate Secretary, effective as of January 1, 2005.

o On December 30, 2004, we filed a report on Form 8-K dated December 27, 2004. The report disclosed under Item 8.01, our receipt of a copy of a Summons and Class Action Complaint for Violations of Federal Securities Laws, that was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT.

o On November 30, 2005, we filed a report on Form 8-K dated November 30, 2005. The report disclosed under Item 3.02, a private placement of Common Stock and Warrants and the issuance of shares of Common Stock on the conversion of notes and the cashless exercise of warrants held by certain investors.

o On September 28, 2004, we filed a report on Form 8-K dated September 24, 2004. The report disclosed under Item 9.01 that we received a letter from Integrated Concepts & Research Corporation advising of its intention to issue a subcontract to us for assistance in completing the manufacture and delivery of a single SmarTruck prototype integrating our CarBomb Finder system.

o On September 27, 2004, we filed a report on Form 8-K dated September 24, 2004. The report disclosed under Item 9.01 the changing of the designated trading symbol for our common shares from "HIET" to "HIETE" as a result of our being delinquent in our periodic reporting requirements under the Securities Exchange Act.

o On September 17, 2004, we filed a report on Form 8-K dated September 17, 2004. The report disclosed under Item 8.01 that the designated trading symbol for our common shares was changed from "HIETE" to "HIET" as a result of our filing our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 with the Securities and Exchange Commission. Notification, and that our common shares would commence trading under the symbol "HIET" on September 17, 2004.

o On September 14, 2004, we filed a report on Form 8-K dated September 14 , 2004. The report disclosed under Item 9.01 that we filed our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 with the Securities and Exchange Commission.

o On August 25, 2004, we filed a report on Form8-K dated August 24, 2004. The report disclosed under Item 5 that we were making all diligent efforts to cure its failure to timely file its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, in response to our having received an extraordinary volume of inquiries.

o On August 20, 2004, we filed a report on Form 8-K dated August 19, 2004. The report disclosed under Item 5 the changing of the designated trading symbol for our common shares from "HIET" to "HIETE" as a result of our being delinquent in our periodic reporting requirements under the Securities Exchange Act.

o On August 9, 2004, we filed a report on Form 8-K dated August 9, 2004. The report disclosed under Item 5 that we held a Special Meeting of the Board of Directors to increase the number of members comprising the Board of Directors, to appoint William A. Nitze and Peter J. Le Beau as members of the Board of Directors and to appoint David R. Baker and Peter J. Le Beau to serve on our Audit Committee, of which Mr. Le Beau will serve as Chairman.

o On July 8, 2004, we filed a report on Form 8-K dated July 8, 2004. The report disclosed under Item 5 that we received a "Wells Notice" and written requests for information from the SEC.

o On June 17, 2004 we filed a report on Form 8-K dated June 17, 2004. The report disclosed under Item 5 that our technical team was scheduled to demonstrate and test the operation of its CarBomb Finder(TM) in Spain on July 8, 2004. The report further disclosed under Item 9 our response to news stories concerning the Securities and Exchange Commission's filing of an application for order requiring compliance with administrative subpoenas.

o On June 9, 2004 we filed a report on Form 8-K dated June 9, 2004. The report disclosed under Item 5 that the House of Representatives had approved $1,500,000 for Stoichiometric Explosives Detection Systems in FY 2005 National Defense Authorization Act. The report further disclosed under
     Item 9 that we would be restating its past financial statements.

o On May 21, 2004, we filed a report on Form 8-K dated May 21, 2004. The report disclosed under Item 5 that we are developing a new product called the Refractorymeter and had submitted a patent application with the United States Patent Office on March 11, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this Report, we have incurred audit services of $110,518, audit related services of $72,670, tax preparation services of $0, and other services of $17,107. All of the services were provided by Singer Lewak Greenbaum & Goldstein LLP. Singer Lewak Greenbaum & Goldstein LLP has not performed any other services for us not expressly mentioned above.

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

Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Chairman of the Board, Chief Executive Officer,
                                    President, Treasurer and Chief Scientific Officer
/s/ Bogdan C. Maglich               (Principal Executive Officer and
---------------------------------   Principal Financial Officer)
Bogdan C. Maglich


/s/ Harb Al-Zuhair
---------------------------------   Director
Harb Al-Zuhair


/s/ David R. Baker
---------------------------------   Director
David R. Baker


/s/ William J. Lacey, Jr.
---------------------------------   Director
William J. Lacey, Jr.


/s/ Peter J. Le Beau
---------------------------------   Director
Peter J. Le Beau


/s/ William A. Nitze
---------------------------------   Director
William A. Nitze

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

    10.80 (21)        Form of Debt Conversion Agreement and Warrant between Maglich Family Holdings and HiEnergy Technologies, dated
                      November 19, 2004

    10.81 (24)        Amendment to Share Purchase Agreement dated January 24, 2005  between HiEnergy Technologies, Inc. and Bull
                      Bear Capital Partners, LLC

    10.82 (23)        Employment letter dated November 22, 2004 between Roger Spillmann and HiEnergy Technologies, Inc.

    10.83 (22)        Consulting Agreement dated November 22, 2004 between Don Abbe and HiEnergy Technologies, Inc.

    10.84 (25)        Proposal for Preliminary Manufacturing Facility Assessment Consulting Services dated April 13, 2004 between
                      HiEnergy Technologies, Inc. and Lockwood Greene Engineering & Construction (filed in its entirety)

    10.85 (25)        Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.86 (25)        Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.87 (25)        Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.88 (25)        Promissory Note dated March 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.89 (25)        Promissory Note dated April 5, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.90 (25)        Promissory Note dated April 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.91 (25)        Promissory Note dated April 29, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.92 (25)        Promissory Note dated August 3, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.93 (25)        Promissory Note dated August 4, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.94 (25)        Promissory Note dated August 10, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.95 (25)        Promissory Note dated August 18, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.96 (25)        Promissory Note dated August 25, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.97 (25)        Promissory Note dated August 30, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

    10.98 (25)        Proposal for Detailed Concept Design Services between HiEnergy Technologies, Inc. and Lockwood Greene
                      Engineering & Construction dated June 7, 2004

    10.99 (25)        Consulting Agreement between HiEnergy Technologies, Inc. and Greg Henkel dated July 22, 2004

    10.100 (25)       Consulting Agreement between HiEnergy Technologies, Inc. and Jim Hertzog dated July 26, 2004

    10.101 (25)       Engagement letter between HiEnergy Technologies, Inc. and Pacific Summit Securities dated July 27, 2004

    10.102 (25)       Employment letter dated April 12, 2004 between Sean Moore and HiEnergy Technologies, Inc.

    10.103 (25)       Teaming Agreement between HiEnergy Technologies, Inc. and Siemens Maintenance Services, LLC dated August 4,
                      2004

    10.104 (25)       Retention Agreement between HiEnergy Technologies, Inc. and Pellettieri, Rabstein and Altman dated November
                      11, 2004

    10.105 (25)       Retention Agreement between HiEnergy Technologies, Inc. and Feldhake Roquemore LLP dated January 12, 2005

    10.106 (26)       Form of Stock Purchase Agreement dated March 22, 2005 and issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.

    10.107 (26)       Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated March 22, 2005 and issued in connection with the sale of restricted shares to various accredited investors

    10.108 (26)       Form of Stock Purchase Agreement dated April 2005 and issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.

    10.109 (26)       Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated April 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.110 (26)       Form of Stock Purchase Agreement for the period from May 16, 2005 through July 12, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.111 (26)       Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. for the period from May 16,
                      2005 through July 12, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.112 (26)       Form of Debt Conversion Agreement between Nicholas J. Yocca and HiEnergy Technologies, Inc., dated
                      May 13, 2005.

    10.113 (26)       Debt Conversion Agreement between David R. Baker and HiEnergy Technologies, Inc., dated July 15, 2005, and form of detachable warrant.

    10.114 (26)       Debt Conversion Agreement between Baker, Johnston & Wilson LLP and HiEnergy Technologies, Inc., dated July 15,
                      2005, and form of detachable warrant.

    10.115 (26)       Agreement between Mason, Griffin & Pierson and HiEnergy Technologies, Inc., dated April 29, 2005.

    10.116 (26)       Subcontract Agreement between Siemens Maintenance Services LLC and HiEnergy Technologies, Inc., dated April
                      15, 2005

    10.117 (26)       Agreement between Vintage Filings, LLC and HiEnergy Technologies, Inc., dated May 1, 2005.

    10.118 (26)       Engagement Letter between Henry S. Sprintz and HiEnergy Technologies, dated June 20, 2005.

    10.119 (26)       Employment Agreement between Gregory C. Henkel, Controller, and HiEnergy Technologies, Inc., dated
                      March 1, 2005.

    10.120 (26)       Equipment Sales Agreement between Southeastern Pennsylvania Transportation Authority and HiEnergy
                      Technologies, Inc., dated June 6, 2005.

    10.121 (26)       Time and Material Subcontract between Integrated Concepts & Research Corporation and HiEnergy Technologies,
                      dated July 18, 2005.

    10.122 (26)       International Distribution Agreement between Electronic Equipment Marketing Company (EEMCO) and HiEnergy
                      Technologies, dated July 25, 2003

    10.123*           Form of Stock Purchase Agreement dated July 26, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.124*           Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated July 26, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.125 (27)       Cooperative Research and Development Agreement between the U.S. Transportation Security Administration and
                      HiEnergy Technologies dated September 29, 2004.

    14.1 (9)          Code of Ethics for Senior Financial Officers of HiEnergy Technologies, Inc.

    16.1 (1)          Letter of Manning Elliott

    21.1 (9)          List of Subsidiaries

    21.2 (26)         List of Subsidiaries

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

(19) Filed on May 21, 2004 as a like numbered exhibit to HiEnergy Technologies' current report on Form 8-K dated May 21, 2004 and incorporated herein by reference.

(20) Filed on September 14, 2004 as a like numbered exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and incorporated herein by reference.

(21) Filed on October 20, 2004 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended July 31, 2004, and incorporated herein by reference.

(22) Filed on November 30, 2004 as exhibit 99.1 to HiEnergy Technologies' current report on Form 8-K dated November 30, 2004 and incorporated herein by reference.

(23) Filed on December 17, 2004 as Exhibit 10.80 to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended October 31, 2004 and incorporated herein by reference.

(24) Filed on January 11, 2005 as Exhibit 99.3 to HiEnergy Technologies' current report on Form 8-K dated January 7, 2005 and incorporated herein by reference.

(25) Filed on February 2, 2005 as Exhibit 10.81 to HiEnergy Technologies' current report on Form 8-K dated January 27, 2005 and incorporated herein by reference.

(25) Filed on March 17, 2005 as a like numbered exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended January 31, 2005 and incorporated herein by reference.

(26) Filed on July 27, 2005 as a like numbered exhibit to HiEnergy Technologies' amendment to its annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and incorporated herein by reference.

(27) This agreement contains information which the Transportation Security Administration ("TSA") has requested be kept confidential. We are in the process of defining with the TSA exactly what portions of the agreement they require be kept confidential, and what may be included in our filings with the Securities and Exchange Commission. Once we arrive at an understanding with the TSA as to what it will require, we will seek confidential treatment under appropriate means from the SEC, and will then file this Agreement as an exhibit in our next SEC filing subsequent to receipt of confidential treatment.