Form 10QSB
period 2005-07-31
HIENERGY TECHNOLOGIES INC
filed 2005-09-19
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended July 31, 2005

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September __, 2005, the issuer had 50,171,581 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           HIENERGY TECHNOLOGIES, INC.

                                    Index to

                         Quarterly Report on Form 10-QSB

                       For the Period Ended July 31, 2005

                         PART I - FINANCIAL INFORMATION

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of April 30, 2005 and July 31, 2005
         (unaudited)                                                           3

         Consolidated Statements of Operations for the three months ended
         July 31, 2005 and 2004 (unaudited) and for the Period from
         August 21, 1995 (Inception) to July 31, 2005 (unaudited)              4

         Consolidated Statements of Cash Flows for the three months ended July 31, 2005 and 2004 (unaudited) and for the Period
         from August 21, 1995 (Inception) to July 31, 2005 (unaudited)         5

         Notes to the Consolidated Financial Statements (unaudited)            7

Item 2   Management's Discussion and Analysis and Plan of Operation           33

Item 3   Controls and Procedures                                              63

PART II - OTHER INFORMATION                                                   64

Item 1   Legal Proceedings                                                    64

Item 2   Changes in Securities                                                66

Item 6   Exhibits and Reports on Form 8-K                                     69

SIGNATURES                                                                    77

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                          FOR THE PERIODS ENDED JULY 31, 2005 AND APRIL 30, 2005
--------------------------------------------------------------------------------

                                                                                        July 31,            April 30,
                                                                                          2005                2005
                                                                                      ------------        ------------
                                                                                       (unaudited)
CURRENT ASSETS
          Cash and cash equivalents                                                   $    170,932        $     18,452
          Accounts receivable                                                                   --             275,957
          Inventory                                                                      1,041,319             808,650
          Other current assets                                                             458,492             381,829
                                                                                      ------------        ------------

                  Total current assets                                                   1,670,743           1,484,888
                                                                                      ------------        ------------

PROPERTY AND EQUIPMENT, net                                                              1,616,909             542,080
                                                                                      ------------        ------------

TOTAL ASSETS                                                                          $  3,287,652        $  2,026,968
                                                                                      ============        ============

CURRENT LIABILITIES
          Accounts payable                                                            $  2,591,020        $  1,287,543
          Accrued expenses                                                                 205,977              74,205
          Accrued payroll and payroll taxes                                                511,131             436,865
          Accrued interest                                                                 177,856             166,591
          Notes payable                                                                      9,253              39,164
          Notes payable - related parties                                                   85,000              99,000
          Convertible notes payable - related parties                                      673,083             673,083
          Convertible notes payable                                                        278,400             532,800
          Common stock subject to rescission rights,  68,546 and 312,012 shares             50,000             199,560
          Other current liabilities                                                        208,524             200,000
                                                                                      ------------        ------------

                  Total current liabilities                                              4,790,244           3,708,811

LONG-TERM NOTES PAYABLE                                                                      2,989               3,556
                  Total liabilities                                                      4,793,233           3,712,367
                                                                                      ------------        ------------


SHAREHOLDERS' DEFICIT
          Preferred stock,  $0.001 par value  20,000,000 shares
           authorized no shares outstanding                                           $         --        $         --
          Common stock.  $0.001 par value  100,000,000 shares
            authorized 50,103,035 and 45,817,315 shares issued and outstanding              50,103              45,817
          Additional paid-in capital                                                    31,729,112          29,521,570
          Committed common stock,  1,698,374 and 1,378,604 shares, respectively            888,670             547,375
          Subscription receivable                                                         (320,000)                 --
          Deficit accumulated during the development stage                             (33,853,466)        (31,800,161)
                                                                                      ------------        ------------

                  Total shareholders' deficit                                           (1,505,581)         (1,685,399)
                                                                                      ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                           $  3,287,652        $  2,026,968
                                                                                      ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2005
--------------------------------------------------------------------------------

                                                                                                     For the
                                                                                                    Period from
                                                                                                     August 21,
                                                                                                       1995
                                                             For the Three Months Ended             (Inception)
                                                           -------------------------------              to
                                                            July 31,              July 31,           July 31,
                                                              2005                 2004                2005
                                                           (unaudited)          (unaudited)         (unaudited)
                                                           ------------        ------------        ------------
OPERATING EXPENSES
          General and administrative                       $  1,095,739        $  1,684,873        $ 21,690,629
          Research and development                              418,016             220,002           3,615,385
                                                           ------------        ------------        ------------

TOTAL OPERATING EXPENSES                                      1,513,755           1,904,875          25,306,014

LOSS FROM OPERATIONS                                         (1,513,755)         (1,904,875)        (25,306,014)
                                                           ------------        ------------        ------------

OTHER INCOME (EXPENSE)
          Interest income                                            19                 136               9,582
          Other income                                              480                  --               2,623
          Interest expense                                      (29,848)           (755,677)         (1,505,527)
          Financing expense                                          --                  --            (223,710)
          Loss on disposal of property and equipment            (26,093)                 --             (26,093)
          Penalty expense on issuance of
           convertible promissory notes
           as a penalty for late registration                   (12,000)             (3,000)            (63,000)
          Penalty expense on issuance of
           common stock and warrants
           as a penalty for late registration                  (472,108)         (1,465,073)         (5,298,110)
                                                           ------------        ------------        ------------

Total other expense, net                                       (539,550)         (2,223,614)         (7,104,235)
                                                           ------------        ------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (2,053,305)         (4,128,489)        (32,410,249)

PROVISION FOR INCOME TAXES                                           --                  --              14,183
                                                           ------------        ------------        ------------

NET LOSS                                                   $ (2,053,305)       $ (4,128,489)       $(32,424,432)

BENEFICIAL CONVERSION FEATURE GRANTED
          ON PREFERRED STOCK                                         --                  --            (767,431)

PREFERRED STOCK DIVIDEND                                             --                  --            (661,603)
                                                           ------------        ------------        ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                  $ (2,053,305)       $ (4,128,489)       $(33,853,466)
                                                           ============        ============        ============


Net loss per share                                         $      (0.04)       $      (0.13)
                                                           ============        ============

BASIC AND DILUTED LOSS AVAILABLE TO
          COMMON SHAREHOLDERS PER SHARE                    $      (0.04)       $      (0.13)
                                                           ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE
          COMMON SHARES OUTSTANDING                          50,052,579          31,261,473
                                                           ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                         CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2005
--------------------------------------------------------------------------------

                                                                                                                       For the
                                                                                                                     Period from
                                                                                                                      August 21,
                                                                                                                         1995
                                                                                    For the Three Months Ended       (Inception)
                                                                                   -----------------------------          to
                                                                                     July 31,         July 31,         July 31,
                                                                                       2005             2004             2005
                                                                                    (unaudited)      (unaudited)      (unaudited)
                                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                                 $ (2,053,305)    $ (4,128,489)    $(32,424,432)
          Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities
                  Depreciation                                                           66,574           52,338          523,491
                  Loss on inventory impairment                                           37,000               --           37,000
                  Loss on disposal of property and equipment                             26,093               --           26,093
                  Issuance or committed issuance of common stock
                    for services rendered                                               165,011          423,951        5,428,335
                  Common stock issued for legal settlement                                   --               --           13,440
                  Issuance of common stock as compensation expense
                    for services rendered from minority shareholders                         --           18,923
                  Warrants issued or committed for services rendered                     25,373           38,573        1,001,408
                  Financing expense in connection with the
                    issuance of warrants                                                     --               --          223,710
                  Expensing of stock options for services rendered                       32,000               --        2,379,640
                  Additional compensation to officer in the form of
                    convertible note payable - related party                                 --               --           42,171
                  Amortization of deferred compensation                                      --          278,551        1,646,192
                  Amortization of debt discount on convertible
                    notes payable                                                            --          730,164        1,278,714
                  Issuance of convertible notes payable as a penalty for the
                   delayed registration of the underlying common stock                   12,000            3,000           63,000
                  Issuance or committed issuance of common stock as a penalty
                    for the delayed registration of shares of common stock              166,652          884,064        3,473,140
                  Issuance or commitment to issue warrants as a penalty for the
                    delayed registration of the underlying common stock                 305,455          581,008        1,824,483
                  (Increase) decrease in
                          Accounts receivable                                           275,957          (30,412)              (2)
                          Inventory                                                    (293,668)              --       (1,102,318)
                          Other current assets                                          (12,757)          52,906         (424,546)
                  Increase (decrease) in
                          Accounts payable                                            1,303,476           86,630        3,490,112
                          Accrued expenses                                              131,773            4,126          205,978
                          Accrued payroll and payroll taxes                              44,266          (27,478)         902,884
                          Accrued interest                                               28,030           24,491          202,030
                          Other current liabilities                                       8,524           67,183          208,524
                                                                                   ------------     ------------     ------------

Net cash provided by (used in) operating activities                                $    268,454     $   (959,394)    $(10,962,030)
                                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                       $ (1,164,746)    $   (200,534)    $ (2,152,801)
          Sales of property and equipment                                                21,250               --           21,250
                                                                                   ------------     ------------     ------------

Net cash used in investing activities                                                (1,143,496)        (200,534)      (2,131,551)
                                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of common stock in
           private placement                                                       $         --     $         --     $  3,547,406
          Offering costs on issuance of common stock in
                   private placement                                                         --               --         (196,793)
          Proceeds from issuance or committed issuance of common stock                1,040,000          475,000        5,735,424
          Offering costs on issuance of common stock                                    (12,000)         (31,750)        (151,768)
          Proceeds from the issuance of preferred stock                                      --               --          979,301
          Offering costs on issuance of preferred stock                                      --               --         (178,902)
          Proceeds from issuance of common stock subject
            to rescission rights                                                             --               --        1,355,000
          Proceeds from issuance of common stock subject to buy-back                         --               --          250,518
          Proceeds from collection of subscription receivable for net
            sales of common stock subject to buy-back                                        --               --          443,482
          Recapitalization of reverse merger                                                 --               --               14
          Proceeds from exercise of stock options in subsidiary                              --               --            7,164
          Proceeds from issuance of common stock upon exercise
            of warrants                                                                      --               --           54,004
          Proceeds from notes payable                                                        --               --           59,000
          Payment on notes payable                                                         (478)            (557)          (9,925)
          Proceeds from issuance of notes payable - related parties                          --               --          947,853
          Payments on notes payable - related parties                                        --          (42,934)        (807,265)
          Proceeds from convertible notes payable                                            --               --          100,000
          Proceeds from convertible notes payable - related parties                          --               --           55,400
          Payments on convertible notes payable - related parties                            --               --          (35,400)
          Proceeds from convertible notes payable
            subject to rescission rights                                                     --          300,000          685,000
          Proceeds from collection of subscription receivable for
            sale of convertible note payable sold subject to rescission rights               --          425,000          425,000
                                                                                   ------------     ------------     ------------

Net cash provided by financing activities                                             1,027,522        1,124,759       13,264,513
                                                                                   ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                                    152,480          (35,169)         170,932

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           18,452           42,857               --
                                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    170,932     $      7,688     $    170,932
                                                                                   ============     ============     ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Interest paid                                                           $      1,516     $        176     $     19,480
                                                                                   ============     ============     ============

           Income taxes paid                                                       $         --     $         --     $     14,983
                                                                                   ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue 313,359, 306,455, and 14,072,341 shares of common stock, respectively, for services rendered or to be rendered. The shares of common stock were valued at $220,391, $423,951, and $5,483,715, respectively.

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue warrants to purchase 127,179, 100,000, and 1,405,408 shares of common stock, respectively, for services rendered or to be rendered. The warrants were valued at $33,900, $38,573, and $1,069,479, respectively.

Of the, 313,359 shares and warrants for 127,179 shares, either issued or committed during the current period, 154,359 shares and warrants for 77,179 shares related to prior period services off-setting accounts payable in the amount of $70,820.

Of the $220,391 for shares issued or committed for services during the current period, $55,380 remained capitalized as prepaid filing fees as of July 31, 2005. Of the $33,900 for warrants issued for services during the current period, $8,527 remained capitalized as prepaid filing fees as of July 31, 2005.

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to the legal counsel of the Company of $0, $25,648, and $773,083, respectively.

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company expensed $166,652, $884,064, and $3,473,139 for the issuance or committed issuance of 236,946, 661,640, 3,134,703 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, the Company issued convertible notes payable of $12,000, $3,000, and $63,00 as a penalty for the late registration of common stock to be issued upon conversion of convertible notes payable.

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company expensed $305,455, $581,008, and $1,824,483 for the issuance or committed issuance of warrants to purchase 1,067,838, 499,602 and 3,723,916 shares of common stock, respectively, as a penalty for the late registration of the common shares underlying investor warrants.

During the three months ended July 31, 2005, the Company issued 22,463 shares of common stock on the cashless exercise of warrants to purchase 64,583 shares of common stock.

During the three months ended July 31, 2005, the Company issued 627,544 shares of common stock to investors, upon the conversion of $282,395 of convertible notes payable plus accrued interest.

During the three months ended July 31, 2005, the Company issued 32,820 shares of common stock to an investor, upon the conversion of a $14,769 promissory note payable plus accrued interest.

During the three months ended July 31, 2005, the Company removed $149,560 of current liabilities recorded from the sale of 243,466 common shares sold deemed subject to rescission rights. The $149,560 of current liabilities was reclassified to common stock and paid-in-capital.

During the three months ended July 31, 2005, the Company reclassified $278,400 of convertible notes payable deemed subject to rescission rights to convertible notes payable.

During the three months ended July 31, 2005, the Company issued or committed to issue 106,667 shares of common stock and warrants to purchase 324,444 additional shares as offering costs.

During the three months ended July 31, 2005, the Company issued 452,029 shares of common stock, committed in the prior period, to acquire the remaining outstanding stock of Microdevices.

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

The Company continues to focus on the research and development of additional applications of its technologies and their further exploitation, both internally and through collaboration with third parties. The Company is currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of its core technology. Recently, the Company entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates its SuperSenzor(TM) technology into a baggage screening system. The Company's "stoichiometric" technology, or "Stoitech(TM)" has been incorporated into additional prototype applications which, if it is able to raise the funds necessary to commercialize them, will be the next products the Company attempts to launch: (i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (iii) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (iv) a device we call a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has four wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International, Inc, and HiEnergy Europe, Ltd. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of the Company's technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing the Company's technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of the Company's products. HiEnergy International, Inc. was incorporated under the laws of the State of Delaware in July 2005, and was formed for the purpose of creating a separate entity for the sales and servicing of its products overseas, excluding Europe, and primarily the Middle East and Africa. Lastly, HiEnergy Leasing Co. was incorporated under the laws of the State of Delaware in August 2005 and formed for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

Prior to January 2005, HiEnergy also had one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which Stoitech(TM) was initially developed by its Chairman and CEO, Dr. Bogdan Maglich ("Microdevices", and together with HiEnergy Europe, Ltd., HiEnergy Defense, HiEnergy Mfg Company, and HiEnergy International, Inc., the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

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


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company incurred net losses available to common shareholders of approximately $2,053,305, $4,128,489, and $33,853,466, respectively, and has had negative cash flows from operations of approximately $10,962,030 for the period from August 21, 1995 (inception) to July 31, 2005. In addition, the Company had an accumulated deficit of $33,853,466 and was in the development stage as of July 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support its cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or of amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of July 31, 2005 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Representation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for The United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes its disclosures are adequate so that the information presented is not misleading. These consolidated financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2005, and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and operations of the Company have been included in the accompanying consolidated financial statements.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period, and actual results could differ from those estimates. Results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2006, or for any other period.

                           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HiEnergy and its wholly-owned subsidiaries, HiEnergy Defense, HiEnergy Europe, HiEnergy Mfg, and HiEnergy International, and its former majority-owned subsidiary, Microdevices. All significant inter-company accounts and transactions have been eliminated.

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

                               Accounts Receivable

Accounts receivable consists of amounts due under a governmental grant. Contract amounts are billed as monthly reports and are submitted detailing work performed under the contract and are generally due in 30 to 60 days.

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

                           Prototype Equipment                5 years
                           Laboratory Equipment               5 years
                           Furniture and Fixtures             5 years
                           Website Development                5 years
                           Leasehold Improvements             20 months

                                Long-Lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. For the three months ended July 31, 2005, the Company recorded no impairment charges.


                                     Patents

The Company has filed several patent applications within and outside the United States. The outcome is indeterminable. Patent costs consisting mainly of legal expenses are expensed as incurred.

                            Valuation of Inventories

During the three months ended July 31, 2005, the Company acquired components in anticipation of future assembly and sale. The components have been recorded at cost. The Company values its inventory at the lower of cost (first-in, first-out method) or market. Total inventory as of July 31, 2005 was $1,041,319. The Company performs quality control reviews of inventory components and records inventory reserves based on specific identification of potentially defective units.


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

           Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 12, 17, and 18, and the commitment to issue such penalty securities is described in Notes 16 to this Report.

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

The weighted average fair value of stock options granted during the three months ended July 31, 2005 was $0.47 Fair value was determined using the Black-Scholes option-pricing model. For stock options granted during the three months ended July 31, 2005, the weighted average assumptions for grants were a risk free interest rate of 3.65% an expected life of 2 years, an expected volatility of 140% and an expected dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share for the three month periods ended July 31, 2005 and July 31, 2004, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123:

                                                               Three months ended     Three months ended
                                                                 July 31, 2005           July 31, 2004
                                                             ----------------------- ----------------------
     Net loss attributable to common stockholders                       (2,053,305)            (4,128,489)
     Stock-based employee compensation included in
              reported net income, net of related tax effects               32,000                 39,573
        Total stock-based employee compensation expense
              determined under fair value based methods
              for all awards, net of related tax effects                  (465,313)              (156,115)
                                                             ----------------------- ----------------------
     Pro forma net loss attributable to common stockholders             (2,486,618)            (4,245,031)

     Basic loss per share:
              As reported                                                    (0.04)                 (0.13)
                    Pro forma                                                (0.05)                 (0.14)
     Diluted loss per share:
              As reported                                                    (0.04)                 (0.13)
                    Pro forma                                                (0.05)                 (0.14)

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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                        As of July 31, 2005    As of July 31, 2004
                                                                      -----------------------------------------------
        Stock Options                                                               8,600,655              6,768,675
        Warrants                                                                   28,557,982             11,200,829
        Convertible notes payable and accrued interest - related
           parties                                                                    802,060                728,862
        Convertible notes payable and accrued interest                                649,512                      -
        Convertible notes payable and accrued interest - deemed
          subject to rescission rights                                                      -              1,213,981
        Shares of common stock deemed subject to rescission rights                     68,546              2,066,320
        Shares of common stock deemed subject to buy-back rights                            -              2,000,000
        Microdevices minority shareholders                                                  -                452,029
        Shares held by Company to be issued upon
           payment of outstanding promissory notes                                    704,190                704,190
                                                                      -----------------------------------------------
                                                                                   39,382,945             25,134,886
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

NOTE 4 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this quarterly report for the period ended July 31, 2005 as filed on Form 10-QSB (the "Report"), and the Company's Annual Report filed on Form 10-KSB for the year ended April 30, 2005, including the information under the heading entitled "Risk Factors", as well as review the disclosures contained in the Forward-Looking Statements at the front of this Report.

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

      o an inability to defend against and resolve pending or future litigation including any civil lawsuits, including the class action suits, and certain disputes involving former consultants and employees;

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

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                   July 31, 2005       April 30, 2005
                               -----------------------------------------

           Prepaid professional
            services                    $    102,070       $     44,553

           Prepaid insurance                 161,690             10,060

           Equipment deposits                178,558            311,042

           Other                              16,174             16,174
                               -----------------------------------------

              Total                     $    458,492       $    381,829
                               =========================================

NOTE 6 - INVENTORY

During the three months ended July 31, 2005, the Company continued to acquire components in anticipation of future assembly and sale. Total net inventory as of July 31, 2005 was $1,041,319. The Company values its inventory at the lower of cost or market. We perform quality control reviews of our components. The Company records inventory reserves based upon specific identification of potentially defective units. The Company generally does not maintain inventory reserves based on obsolescence or risk of competition because the shelf life of its products is long. However, if The Company's current assumptions about demand or obsolescence were to change, The Company's additional inventory reserves may be needed, which could negatively impact its product gross margins. The Company's inventory reserves were $37,000 and $0 as of the three month periods ended July 31, 2005 and 2004, respectively.

SFAS 2, Accounting for Research and Development Costs, allows an enterprise to draw from its normal inventory and convert the inventory for research and development purposes. During the three months ended July 31, 2005, the Company converted $24,000 of normal inventory to research and development equipment.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                  July 31, 2005     April 30, 2005
                                ----------------   ----------------
Prototype equipment            $         848,074   $        327,747
Laboratory equipment                     422,718            535,110
Furniture and fixtures                   731,903             70,587
Leasehold improvements                    51,150             51,150
Web site development                      14,400             14,400
                                ----------------   ----------------
                                       2,068,245            998,994


Less accumulated depreciation            451,336            456,914
                                ----------------   ----------------

                 Total          $      1,616,909   $        542,080
                                ================   ================


Depreciation and amortization expense for the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, was $66,574, $52,338, and $523,491, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

The Company's former majority-owned subsidiary, Microdevices, which as of January 25, 2005 was merged with the Company, is in the process of filing or amending certain of its IRS Forms W-2 and 1099, and certain payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered to officers, employees, directors, legal advisors and consultants. As of July 31, 2005, the Company has accrued $439,385 for payroll tax liability, penalties and interest related to these returns. The Company intends to have filed, or amended as necessary, all outstanding 1099's, W-2's and payroll tax returns and pay any amounts due as soon as possible.

Excluding the payroll tax liability mentioned above, the Company has accrued payroll and payroll tax of $71,746 as of July 31, 2005, which includes deferred salaries for certain employees.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                                                     July 31, 2005      April 30, 2005
                                                                                    ----------------   ----------------
Note payable to an equipment supplier, secured by equipment, bearing interest at
 17.205% per annum due in October 2007, and payable in monthly installments of
 $237                                                                               $          5,117   $          5,595

Notes payable to employees for deferred compensation,  unsecured
 bearing interest at 5% per annum                                                              7,125             37,125
                                                                                    ----------------   ----------------
                                                                                              12,242             42,720

Less current portion                                                                $          9,253   $         39,164
                                                                                    ----------------   ----------------
Long-term portion                                                                   $          2,989   $          3,556
                                                                                    ================   ================


NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                                                    July 31, 2005      April 30, 2005
                                                                                   ----------------   ----------------
Notes payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, or 15% per annum
  upon default, and due on demand                                                  $         40,000   $         40,000

Note payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, and due on demand                                     45,000             45,000

 Note payable to legal counsel of the Company, unsecured, bearing interest at 5%
  per annum and due on demand
  The note was subsequently converted into equity in June 2005
                                                                                                 --             14,000
                                                                                   ----------------   ----------------
                                                                                             85,000             99,000


Less current portion                                                                         85,000             99,000
                                                                                   ----------------   ----------------

 Long-term portion                                                                 $             --   $             --
                                                                                   ================   ================

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                                    July 31, 2005      April 30, 2005
                                                                                   ----------------   ----------------
 Convertible notes payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the notes has the option to convert the principal and interest into shares of common stock of the company at $1.00 per
   share at any time                                                              $        596,790   $        596,790


 Convertible note payable to legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the note has the option to convert the principal and interest into shares of common stock of
   the company at $0.85 per share at any time                                               38,232             38,232

 Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $1.00 per
   share at any time                                                                        38,061             38,061
                                                                                  ----------------   ----------------
                                                                                           673,083            673,083

Less current portion                                                                       673,083            673,083
                                                                                  ----------------   ----------------

 Long-term portion                                                                $             --   $             --
                                                                                  ================   ================


NOTE 12 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of the periods ended:


                                                                                    July 31, 2005      April 30, 2005
                                                                                   ----------------   ----------------
Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in June 2006. The holder has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The CNP have detachable warrants to purchase shares of common stock with a three and one-half year term as follows: 1,066,666 at
 $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at $1.25 per share. The holder also has registration rights on the underlying shares, and has received as penalties for the failure to register them: (i) additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants; and (ii) additional CNP equal to 2% of the original face amount, or principal balance, for each subsequent month until a registration statement is filed and maintained effective by the Company, or until such penalties become impermissible as a matter of law as prescribed in the instrument, or the relevant securities can be sold without registration under Rule 144. Additionally, the CNP provide the holder with ratchet rights, whereby the conversion price of the CNP will be reduced to equal the price of any new shares sold in unrelated transactions at a price per share below $0.45
 If shares are offered for sale at a price per share under $0.45, the holder
 also has a first right of refusal to purchase the shares offered                  $        240,000   $             --

Convertible note payable, unsecured, bearing interest at 5% per annum due in
 June 2006, issued as a penalty to holders as a result of the Company's inability to file a registration statement within certain specified deadlines, covering and reflecting the same terms as, the convertible notes payable referenced above, with the exception of
 penalties                                                                                   38,400                 --
                                                                                   ----------------   ----------------
                                                                                            278,400                 --

                                                                                   ----------------   ----------------

Less current portion                                                               $        278,400   $             --
                                                                                   ----------------   ----------------

 Long-term portion                                                                 $             --   $             --
                                                                                   ================   ================

In accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of the $240,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $209,956 being allocated to warrants and $30,044 to debt. Since the convertible note payable were deemed subject to possible rescission rights, both the value attributed to the warrants and the debt were immediately expensed, resulting in a combined expense of $240,000 in June 2004.

NOTE 13 - CONVERTIBLE NOTES PAYABLE DEEMED SUBJECT TO RESCISSION RIGHTS

Convertible notes payable deemed subject to rescission rights consisted of the following as of the periods ended:


                                                                                    July 31, 2005      April 30, 2005
                                                                                   ----------------   ----------------
Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable
 warrants, an estimated effective annual interest rate of 49%, due in
 June 2006 (excluding $10,000 due in January 2006).  In June 2005, the holders converted $70,000 of the CNP into shares of common stock. As of
 July 31, 2005, the remaining $240,000 of CNP was reclassified as convertible notes payable. The outstanding CNP is more fully described
 in Note 12                                                                        $             --   $        310,000

Convertible note payable, unsecured, bearing interest at 5% per annum due in
 June 2006, issued as a penalty to holders as a result of the Company's inability to file a registration statement within certain specified deadlines
 As of July 31, 2005, the CNP was reclassified as
 convertible notes payable and is more fully described in Note 12                                --             37,800

Convertible note payable ("CNP"), unsecured, bearing interest at 5% per annum, and, coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%. The CNP are due January 2006 and may be converted at $0.45 per share at any time before maturity. The CNP included detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share. Said detachable warrants issued in the first closing have since expired
 In June 2005, the holder converted all principle and accrued interest into common shares. The holder has registration rights on the shares issued upon conversion, as well as rights to a second closing for up to $400,000 of CNP prior to filing a registration statement with similar terms. The shares issued upon conversion have been deemed no longer
 subject to rescission                                                                           --            185,000
                                                                                   ----------------   ----------------
                                                                                                 --            532,800

                                                                                   ----------------   ----------------
Less current portion                                                               $             --   $        532,800
                                                                                   ----------------   ----------------

 Long-term portion                                                                 $             --   $             --
                                                                                   ================   ================

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

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice it has received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified all convertible notes payable deemed subject to rescission rights to convertible notes payable as of July 31, 2005.

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

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified 4,063,462 of 4,132,008 shares of common stock deemed subject to rescission rights to common stock and additional paid in capital, and eliminated the related current liability. For the three month period ended July 31, 2005, the Company reclassified 243,466 of the 312,012 shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, further reducing the recorded current liability for shares deemed subject to rescission rights from $199,560 to $50,000. Based upon the advice received, the Company anticipates reclassifying the remaining 68,546 shares deemed subject to rescission rights and eliminating the remaining current liability of $50,000 in the current fiscal year.

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

Since inception, the Company has been able to obtain various governmental grants and development contracts. During the years ended April 30, 2005 and 2004, the Company worked on different phases of two separate development contracts with the DoD.

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of July 31, 2005, the Company earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7(TM), once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress. The Company recognizes the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. As of July 31, 2005, the Company had collected all receivables due it in completion of Phase II.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with the Company. As of July 31, 2005, the Company earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognizes the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of July 31, 2005, the Company had collected all receivables due it in completion of Stage 1.

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

Below is a summary of research and development costs for the following periods:

                                                                                 Period from
                                                                                 August 21,
                                                                                    1995
                                                                               (Inception) to
                                               Three Months ended July 31,         July 31,
                                           --------------------------------    --------------
                                                2005              2004              2005
                                           --------------    --------------    --------------
      Research and development costs       $      479,122    $      311,238    $    5,129,265
                                           --------------    --------------    --------------
      Grant proceeds earned                       (61,106)          (91,236)       (1,513,880)
                                           --------------    --------------    --------------

      Net research and development costs   $      418,016    $      220,002    $    3,615,385
                                           ==============    ==============    ==============

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

In May 2005, the Company entered into a contract with a consultant for Edgar filing services in which it prepays one year of services with 104,000 restricted shares of its common stock of the Company. Pursuant to the agreement, the Company issued the service provider a three year warrant to purchase 50,000 shares of its common stock with an exercise price of $0.75 per share, as the shares had not been filed for registration on or before June 30, 2005.

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

      o The Company will grant the consultant a warrant to purchase 30,000 shares of HiEnergy common stock with a five year term and exercisable at a price no greater than the average trading price for the thirty-days prior to the engagement. The warrant shall vest, provided the consultant is then still a service provider on September 20, 2005.

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

                              Employment Agreements

In January 2005, the Company entered into an employment agreement for the employment of its current Vice President. Major commitments in the agreement are as follows:

      o The Company must pay its Vice President an annual base salary of $200,000, of which $140,000 will be payable in cash, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 30, 2005, one due August 31, 2005, and one due November 30, 2005

      o The Company must pay the fee required under the Vice President's contract with his then current employer for his conversion from consultant employee, which should not exceed $12,000.

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

In March 2005, the Company entered into an employment agreement with its Controller. Major commitments included in the agreement are as follows:

      o The Company must pay its Controller an annual base salary of $200,000, of which $125,000 will be payable in cash and/or stock, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 6, 2005, one due August 6, 2005 and one due January 6, 2006.

      o The Company has the option to prepay services of its Controller with S-8 stock having a value equivalent to six (6) months of the above stated salary.

      o The Company granted its Controller a stock option to purchase 500,000 shares of common stock with an exercise price of $0.72 per share. The option vested 60% on April 6, 2005 and fully vest on July 6, 2005.

      o If the employment agreement is terminated by the Company without cause, the Company must pay its Controller on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.

      o The Company will provide its Controller with comprehensive family medical and dental healthcare benefits.

                          Purchase and Sales Agreements

In April and May 2004, the Company executed a lease agreement for neutron generators at a total cost of approximately (euro) 867,000, or an estimated $1,049,070. The generators are scheduled to be delivered approximately one per month, which started in August 2004. The delivery schedule for the above-mentioned neutron generator order was protracted due to delays by the manufacturer. As of July 31, 2005, the Company has received only 4 neutron generators on order with this vendor. The Company has the option to lease these units from the vendor for up to 12 months. Under the terms of the lease, the Company is required to pay approximately $12,500 per generator prior to or upon receipt, with the remaining balance due in twelve monthly lease payments of approximately $5,800 each. Anytime during the lease term, or at the end of the lease, the Company has the option to convert the lease to a purchase and apply 80% of the monthly payments towards the purchase price of approximately $95,000 per unit.

In May 2004, the Company ordered gamma radiation detectors for a total cost of $1,368,000. The Company began receiving the detectors in May and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company. As of July 31, 2005, the Company received gamma radiation detectors in the aggregate sum of $590,000. Due to its decision to better balance inventory, the Company had delivery halted for the remaining gamma radiation detectors until such time it receives orders sufficient to justify adding to the inventory of the detectors.

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

                                 Lease Agreement

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. The lease provides for monthly rent of $9,200 for the first 18 months and $13,893 for months 19 through 36. In January 2004, the Company executed an addendum to the lease agreement to lease an additional 4,570 square feet of space within the same building in which the Company's offices are located. The new space is being used for production and testing of the Company's products. The addendum began in February 2004 and expires in September 2005 with the master lease. The additional monthly rent is $4,493. Rent expense for the three months ended July 31 was $41,679. The lease expires October 2005 and future minimum payments under these lease agreements are $27,786. As of the date of this Report, the Company is negotiating a renewal to the lease and addendum lease for up to an additional three years.

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

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company, its Chairman, among other named defendants on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defend itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order, as anticipated. Company counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

In April 2005, a claim was filed against the Company with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc., ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection on behalf of the partnership of $107,300 allegedly owed to it for services purported to have been fully-provided to the Company. The Company engaged local counsel and filed, on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting the Company's Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against the Company related to the subject matter of its current claim. In August 2005, DDI filed a new lawsuit on behalf of the partnership which is expected to go before the Court following an appropriate period for discovery. The costs of defending against the Complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

                              Minority Shareholders

On January 25, 2005, Microdevices was effectively merged into the Company through a short form merger effected by the Company and certified by the Secretary of the State of Delaware, whereupon the Company assumed all assets and liabilities of Microdevices. Under the terms of the merger, the Company issued 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

                            Convertible Notes Payable

As of July 31, 2005, the Company has outstanding $278,400 of convertible notes payable ("CNP") issued to investors, which together with accrued interest of $13,860 are convertible into 649,512 shares of common stock. As of July 31, 2005, all of the CNP were in-the-money. The CNP have two-year maturities in which the holders of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the CNP provide for full-ratchet anti-dilution protection, subject to standard exceptions. Most of the CNP also have detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. All CNP and detachable warrants have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional CNP equal to 2% of the original face amount, or principal balance, and/or (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or when the penalties become impermissible as a matter of law as prescribed in the instrument, or can be sold without registration under Rule 144. Additionally, the CNP provide the holders with rights of first refusal if shares are sold at a price per share less than $0.45.

In July 2005, a note holder converted $70,000 of convertible notes, originally purchased in January 2004 and $11,400 worth of convertible notes accrued as penalties for the Company's failure to timely file a registration statement, plus $3,739 of accrued interest into 189,917 shares.

                   Convertible Notes Payable - Related Parties

As of July 31, 2005, the Company has outstanding $673,083 of convertible notes payable - related parties to its former legal counsel for conversion of accounts payable which are unsecured, bearing interest at 10% per annum and became due on demand in April 2005. The convertible notes payable - related parties, together with accrued interest of $121,244, may be converted into 802,060 shares of common parties at a conversion price of $0.85 and $1.00 per share at any time. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events and the convertible notes provide for full-ratchet anti-dilution protection, subject to standard exceptions, with respect to the issuance of the Company's common stock. In June 2005, a related party converted $185,000 of convertible notes related parties originally purchased in January 2004, plus $11,932 of accrued interest into 437,627 shares. The holder maintains an option to purchase an additional $400,000 worth of CNP, which have detachable warrants to purchase a number of shares of common stock.

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

As of July 31, 2005, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements. The warrants issued as penalties whose underlying shares are estimated below are exercisable at prices ranging from $0.45 to $1.75.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through April 30, 2006, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                  Shares of      Number of Shares   Convertible Notes
                    Common            Underlying          Payable
                    Stock             Warrants              CNP
               ----------------   ----------------   ----------------
      Aug-05             78,982            364,483                 --
      Sep-05            130,667            502,085                 --
      Oct-05            116,303            507,777                 --
      Nov-05             98,780            510,620                 --
      Dec-05             90,795            514,227                 --
      Jan-06             75,684            543,920                 --
      Feb-06             75,684            510,501                 --
      Mar-06             67,684            516,193                 --
      Apr-06             61,684            518,885                 --
               ----------------   ----------------   ----------------
      Total    $        796,263          4,488,691                 --
               ================   ================   ================

The above estimates reflect monthly amounts to be issued or committed and may not correspond to amounts appearing elsewhere in this report due to accruals for expense purposes.

                         Government Contract Commitments

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of July 31, 2005, the Company earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7(TM), once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress. The Company recognizes the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. As of July 31, 2005, the Company had collected all receivables due it in completion of Phase II.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with the Company. As of July 31, 2005, the Company earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognizes the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of July 31, 2005, the Company had collected all receivables due it in completion of Stage 1.

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle and delivered for field testing by the U.S. Army and D.C. Capitol Hill Police. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company intends to recognize the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, the Company will receive payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

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


NOTE 17 - COMMON STOCK

                    Common Stock Issued or Committed for Cash

During the three months ended July 31, 2005 and 2004, and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue 3,022,225, 347,355 and 16,774,099 shares of common stock, respectively, in exchange for cash of $1,040,000 $475,000, and $7,784,424, respectively. Included in both the current period amount and the inception-to-date amount are 68,546 shares sold deemed subject to rescission rights for $50,000. Of the 3,022,225 shares sold during the three months ended July 31, 2005, 1,200,001shares remained committed. Of the 1,200,001 shares still committed as of July 31, 2005, 711,112 were committed towards a $320,000 subscription receivable which was collected during the first week of August 2005.

               Offering Costs on Issuance of Common Stock for Cash

During the three months ended July 31, 2005 and 2004, and the period from August 21, 1995 (inception) to July 31, 2005, the Company paid offering costs of $12,000, $31,750 and $151,768, respectively. During the three months ended July 31, 2005 the Company issued 80,000 shares and committed to issue 26,667 shares of common stock as offering costs.

    Common Stock Issued or Committed for Services Rendered or to be Rendered

During the three months ended July 31, 2005 and 2004, and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue 313,359, 306,455 and 14,072,341 shares of common stock, respectively, in exchange for services rendered, valued at the fair market of the common stock issued of $220,391, $423,951, and $5,483,715, respectively.

Details of the services performed, in consideration for the common stock, during the three months ended July 31, 2005, are as follows:

      o During the three months ended July 31, 2005, 30,000 restricted shares of common stock valued at $21,000 were issued to a manufacturing consultant as compensation for services.

      o During the three months ended July 31, 2005, 104,000 restricted shares of common stock valued at $73,840 were issued for prepaid EDGAR filing services. $18,460 was expensed in the current period with the remaining balance of $55,380 to be applied to future filing services.

      o During the three months ended July 31, 2005, 154,359 restricted shares valued at $108,051 were issued or committed to settle accounts payable of $70,820 for prior legal services. The difference between the GAAP value of the shares and the accounts payable balance of $37,231 was expense in the current period.

      o During the three months ended July 31, 2005, the Company issued a total of 25,000 restricted shares of common stock valued at $17,500, which was expensed, to members of its Board of Directors for their attendance at scheduled meetings. Each member of the Company's board received 5,000 restricted shares of common stock for each meeting attended.

       Common Stock Issued on the Conversion of Convertible Notes Payable

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue, 627,544, 0 and 2,525,881, respectively, of common stock for the outstanding principal and accrued interest on convertible notes payable balances of $282,395, 0, and $1,115,108, respectively. The inception-to-date shares include 944,444 shares committed at the end of fiscal-year 2004 for a subscription receivable collected at the beginning of fiscal-year 2005 in the amount of $425,000.

            Common Stock Issued on the Conversion of Promissory Notes

During the three months ended July 31, 2005, the Company issued 32,820 shares of common stock for settlement of outstanding promissory notes and accrued interest in the aggregate amount of $14,769.

            Common Stock Issued on the Cashless Exercise of Warrants

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued 22,463, 0 and 1,895,294 shares, respectively, of common stock following the cashless exercise of warrants.

       Common Stock Issued or Committed as a Penalty for Late Registration

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue 236,946, 661,640, and 3,134,703 shares of common stock as penalty expenses in the amount of $166,652, $884,064, and $3,473,139, respectively, for the late registration of common stock. See "Note 16 - Commitments and Contingencies, Penalty Securities".


NOTE 18 - STOCK OPTIONS AND WARRANTS

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

The following summarizes the stock option and warrant transactions:

                                                     Stock
                                    Weighted         Options           Weighted                           Weighted
                                    Average          and               Average          Total             Average
                  Stock             Exercise         Warrants          Exercise         Options           Exercise
                  Options           Price            Non-              Price            And               Price
                  Employee          per Share        Employee          per Share        Warrants          per Share
                  --------------    --------------   --------------    --------------   --------------    --------------
Outstanding,
August 21, 1995
(inception) to
April 30, 2001         2,482,011    $         0.13            1,051    $         0.28        2,483,062    $         0.13

Granted                  287,653    $         0.20          346,373    $         0.28          634,026    $         0.24
                  --------------    --------------   --------------    --------------   --------------    --------------
Outstanding,
April 30, 2002         2,769,664    $         0.14          347,424    $         0.28        3,117,088    $         0.16
                  --------------    --------------   --------------    --------------   --------------    --------------

 Granted               3,461,755    $         1.24        2,002,726    $         2.02        5,464,481    $         1.43

 Canceled             (2,264,208)   $         1.33           (1,051)   $         0.28       (2,265,259)   $         1.33

Outstanding,
April 30, 2003         3,967,211    $         0.42        2,349,099    $         1.76        6,316,310    $         0.84
                  --------------    --------------   --------------    --------------   --------------    --------------

Granted                1,738,221    $         1.03        1,029,000    $         1.11        2,767,221    $         1.01

Canceled              (1,058,483)   $         1.42         (119,705)   $         0.36       (1,178,188)   $         1.31

Outstanding
April 30, 2004         4,646,949    $         0.42        3,258,394    $         1.61        7,905,343    $         0.83
                  --------------    --------------   --------------    --------------   --------------    --------------
                       2,956,980    $         0.76          100,000    $         0.99        3,056,980    $         0.77
Granted

Canceled                (910,000)   $         1.08         (876,668)   $         2.79       (1,786,668)   $         1.92
                  --------------    --------------   --------------    --------------   --------------    --------------

Outstanding
April 30, 2005         6,693,929    $         0.70        2,481,726    $         1.17        9,175,655    $         0.82

                  --------------    --------------   --------------    --------------   --------------    --------------
                         155,000    $         0.68          157,179    $         0.69          312,179    $         0.68
Granted

Canceled                      --    $           --               --    $           --               --    $           --

Outstanding
July 31, 2005          6,848,929    $         0.70         2,638,905   $         1.14        9,487,834    $         0.82

Exercisable
July 31, 2005          5,858,096    $         0.67         2,108,905   $         1.18        7,967,001    $         0.80
                  --------------    --------------   --------------    --------------   --------------    --------------

The weighted-average remaining contractual life of the options and warrants outstanding at July 31, 2005 was 4.00 years. The exercise prices of the options and warrants outstanding at July 31, 2005 ranged from $0.01 to $2.95, and information relating to these options and warrants is as follows:

                                                                     Weighted-        Weighted-
                                                     Weighted-        Average         Average
                                                     Average         Exercise         Exercise
                   Stock            Stock           Remaining        Price of         Price of
 Range of         Options &        Options &        Contractual      Options &       Options &
 Exercise          Warrants         Warrants           Life          Warrants         Warrants
  Prices         Outstanding      Exercisable         (years)       Outstanding      Exercisable
-------------   --------------   --------------     ------------   --------------   --------------
$0.01 - $0.99        6,369,391        5,666,058             4.32   $         0.47   $         0.44
$1.00 - $1.99        2,184,454        1,391,954             3.70   $         1.09   $         1.13
$2.00 - $2.99          933,989          908,989             2.48   $         2.54   $         2.55
                --------------   --------------
                     9,487,834        7,967,001
                ==============   ==============

             Stock Options Issued or Committed for Services Rendered

During the three months ended July 31, 2005, the Company committed to issue an option to purchase 30,000 shares to a consultant which was not vested as of July 31, 2005.

     Warrants Issued to Investors and Placement Agents in Private Placements

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, the Company issued warrants to purchase 7,902,241, 2,088,788 and 27,260,306 shares of common stock to investors and placement agents in private placements.

               Warrants Issued or Committed for Services Rendered

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue warrants to purchase 127,179, 100,000 and 1,405,408 shares of common stock, respectively, for services rendered. The warrants were valued at $33,900, $38,573, and $1,069,479, respectively, which is the fair value as determined by the Black-Scholes option pricing model. Warrants issued in the current period to purchased 77,179 common shares were issued in conjunction with common stock to settle accounts payable for prior legal services. As the GAAP valuation of the common stock more than offset the accounts payable balance, the $22,531 value of the warrants was expensed in the current period. The remaining $11,369 of warrants issued in the current period was for prepaid filing services, of which $2,842 was expense during the current period and $8,527 remained for future filing services.

Details of the warrants issued for services performed or to be performed during the three months ended July 31, 2005 are as follows:

No. of Warrants      50,000           77,179
                    ----------     ----------
Grant Date          June 2005        June 2005
Term                Three Years      Five Years
Compensation
  value              $ 11,369         $ 22,531
Stock price on
 commitment date     $ 0.65           $ 0.70
Exercise price       $ 0.75           $ 0.65
Expected life        1.0 years        1.0 years
Risk-free rate
  of return         3.51%            3.61%
Expected annual
  volatility        100%             100%
Annual rate of
  dividends             0%               0%
Services provided   Edgar Filing    Prior Legal
                    Services           Fees


                Warrants Issued as Penalty for Late Registration

During the three months ended July 31, 2005 and 2004 and the period from August 21, 1995 (inception) to July 31, 2005, the Company issued or committed to issue 1,067,838, 499,602, and 3,723,916 respectively, warrants to purchase common stock as penalty warrants with a fair value of $305,455, $581,008, and $1,824,483, respectively, related to the delayed registration of the Company's common stock. The fair values of the stock options grants were determined using the Black-Scholes model.


NOTE 19 - SUBSEQUENT EVENTS

                    Recent Sales and Issuances of Securities

In August 2005, the Company issued 111,111 Shares and warrants to purchase 111,111 Shares at an exercise price of $0.45 to an investor in exchange for $50,000 in cash.

In September 2005, the Company issued 1,200,001 Shares and warrants to purchase 1,200,001 Shares at $0.45 previously committed for $540,000, of which $320,000 was received and $220,000 was a subscription receivable.

In September 2005, the Company issued 190,000 Shares and warrants to purchase 95,000 Shares at an exercise price of $0.75 to investors in exchange for $95,000 in cash.

                               Penalty Securities

In August 2005, the Company committed to issue 78,982 Shares and warrants to purchase 364,483 Shares, of which 50% was expensed as of July 31, 2005, at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In September 2005, the Company issued 196,576 Shares, previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

In September 2005, the Company committed to issue warrants to purchase 502,085 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

                      Consultancy Agreements and Contracts

In September 2005, the Company executed an engagement letter with an independent contractor to provide software development for the Company for a three-month period. Major terms of the agreement are as follows:

      o The Company will pay the consultant cash remuneration of $125 for each hour invoiced during the engagement.

      o The Company will grant the consultant warrants to purchase shares of HiEnergy common stock with a five year term and exercisable at a price no greater than the average trading price for the thirty-days prior to the engagement subject to the completion of milestones.

      o The Company will reimburse consultant for any pre-approved expenses, not to exceed $1,500 per week.

      o In the event the Company files a registration statement on S-8, the Company has the option to prepay the consultant's services, or settle any outstanding invoices, with S-8 stock.

In September 2005, the Company entered into a contract with a consultant to provide engineering services and production planning for a three-month period. Major terms of the agreement are as follows:

      o The Company will pay the consultant cash remuneration of $3,500 and issue him restricted shares in the amount of $15,000 for each month of services performed under the engagement.

      o The Company will reimburse consultant for any pre-approved expenses during the engagement.

      o In the event the Company files a registration statement on S-8, the Company will include restricted shares issued to the consultant for resale and the Company has the option to prepay the consultant's services with S-8 stock.

In September 2005, the Company entered into a contract with a consultant to provide investor relations. Under the contract, the Company agrees to pay the consultant $2,000 per month and make timely reimbursements for any approved expenses incurred.

                                  Subsidiaries

In August 2005, the Company formed a wholly-owned subsidiary, HiEnergy Leasing, Inc., for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

                                SEC Investigation

As reported in our annual report on Form 10-KSB for the fiscal year ended April 30, 2005, we were under SEC investigation for alleged violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in its public documents. On September 2, 2005, the Company was notified by the staff of the Securities and Exchange Commission that the formal investigation of HiEnergy has been terminated with a staff recommendation that no enforcement action be taken against the Company.

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

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect our business, operations, financial condition and future prospects, which is found under the heading Risk Factors at the end of this Item 2 and in "Note 4
- Risks and Uncertainties" to our unaudited Consolidated Financial Statements.

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

GENERAL

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying Notes and the other financial information appearing elsewhere herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Item 2. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading Risk Factors at the end of this Item 2 and in "Note 4 - Risks and Uncertainties" to our unaudited Consolidated Financial Statements.

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

We have prepared our accompanying unaudited Consolidated Financial Statements on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. This going-concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described in Risk Factors:
Risks Related to Our Business at the end of this Item 2, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. We believe our disclosures are adequate so that the information presented is not misleading. These accompanying unaudited Consolidated Financial Statements should be read with our annual audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2005, and other reports filed with the SEC. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the accompanying unaudited Consolidated Financial Statements. Results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year ending April 30, 2006.

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

Three Months ended July 31, 2005 Compared To Three Months Ended July 31, 2004

For the three months ended July 31, 2005, we incurred a net loss of $2,053,000, as compared to a net loss of $4,128,000 for the three months ended July 31, 2004. Included in the losses are equity based expenses of $624,000 and $2,931,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses were $1,096,000 for the three months ended July 31, 2005, a decrease of $589,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                                       Three Months Ended July 31, 2005            Three Months Ended July 31, 2004
                                     -------------------------------------     --------------------------------------
                                      Cash &        Equity                       Cash &        Equity
                                      Accrued       Based                        Accrued       Based                     Increase/
                                     Expenses    Compensation      Total        Expenses    Compensation      Total      (Decrease)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Salaries and benefits                $  277,000    $   32,000    $  309,000    $  154,000    $   39,000    $  193,000    $  116,000
Consulting                               35,000        18,000        53,000        85,000       246,000       331,000      (278,000)
Legal fees                              157,000        60,000       217,000       194,000       396,000       590,000      (373,000)
Accounting fees                         121,000            --       121,000       140,000            --       140,000       (19,000)
Investor & public relations              65,000            --        65,000        62,000            --        62,000         3,000
Insurance                                47,000            --        47,000        43,000            --        43,000         4,000
Travel                                   96,000            --        96,000       129,000            --       129,000       (33,000)
Other                                   167,000        21,000       188,000       137,000        60,000       197,000        (9,000)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
                    Total            $  965,000    $  131,000    $1,096,000    $  944,000    $  741,000    $1,685,000    $ (589,000)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

For the three months ended July 31, 2005, as compared to the prior year period, salary and benefits expense increased $116,000. This increase was primarily due to normal pay increases and incentives as well as the hiring over the last year of two additional personnel, including our vice president in January 2005 and our controller in March 2005. Both had served as consultants from July 2004 until their conversion to employees, filling vacancies left by employees who received comparable lower wages. This increase in employee wages for both new hires has a corresponding decrease in consultancy expense due to their conversion as related below. We expect salaries and benefits expense to increase into fiscal 2006 with the hiring of additional production personnel to focus on product design and manufacturing and administrative personnel to fulfill our public reporting requirements, internal financial controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives. For the remainder of fiscal 2006, we expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registered securities to employees in lieu of cash bonuses and wage increases, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Consulting expenses for the three months ended July 31, 2005 decreased $278,000 from the prior year period. This decrease was primarily attributable to a decrease of $228,000 in equity-based compensation from $246,000 to $18,000 for the three months ended July 31, 2005. Also included is a $50,000 decrease in cash compensation expense resulting from the conversion of two consultants to employees in January 2005 and March 2005 as related above. Consulting expenses for the prior year period charge of $331,000 was primarily comprised of equity-based compensation expense in aggregate at $246,000 related to the issuance of common stock, options and warrants for consulting services. Since the prior year period, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity. For the remainder of fiscal year 2006, we expect cash compensation consulting expenses to decrease with the hiring of employees and a lower reliance on consultants, however , we do expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registrable securities to consultants and other service providers, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Legal fees decreased $373,000 for the three months ended July 31, 2005 as compared to the prior year period. The decrease was primarily due to cost savings accomplished with our internalizing many legal and regulatory functions in order to improve internal controls and reduce our reliance on outside legal services. Cash compensation decreased $37,000 for the three months ended July 31, 2005 as compared to the prior year period. Additionally, during the three months ended July 31, 2005, equity-based compensation expense for legal services decreased $336,000 as compared to the prior year period. Since the prior year period, we have reduced our reliance on paying for legal services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity. The equity-based compensation expense incurred for the three months ended July 31, 2005 in the amount of $60,000, represents the excess cost of having settled certain outstanding accounts payable to a related party for legal services. We expect overall legal expense to remain comparatively high through the first half of fiscal year 2006, as we attempt to settle a class action law suit and other pending legal matters disclosed in this Report, as well as file registration statements on behalf of employees and selling shareholders, and the Company. We also expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registrable securities to legal advisors, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Accounting fees decreased $19,000 for the three months ended July 31, 2005 as compared to the prior year period. This decrease was due to a reduction in accounting activity. As with legal fees, accounting fees decreased significantly in the second half of fiscal year 2005, most notably decreasing in excess of 50% in the second half of fiscal year 2005 as compared to the second half of fiscal 2004, as a result of normalized accounting activity and improvements to, and efficiencies achieved, in our financial controls. We expect accounting fees to decrease slightly but remain higher than the norm as we complete the filing of our restated annual and quarterly financial results as well as file registration statements on behalf of employees and selling shareholders, and the Company. For the remainder of fiscal 2006, we expect to continue to make improvements to and generate efficiencies in our financial controls and plan to increase accounting staff, which should reduce external accounting costs.

Investor and public relations expense increased nominally by $3,000 for the three months ended July 31, 2005 as compared to the prior year period. During the fiscal year 2005, we had redirected resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters, and had internalized many investor relations and shareholder services. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and most recently engaged an outside consultant to provide investor relations services. Going forward we intend to increase our public relations and investor relations activities as we seek to develop increased awareness among the investor community and, accordingly, we anticipate a moderate increase in investor and public relations fees throughout the remainder of fiscal year 2006.

Insurance expense increased $4,000 for the three months ended July 31, 2005 over the prior year period. This increase was primarily attributable to an increase for health insurance associated with new hires. In May 2005, we renewed our Directors and Officers liability policy for an additional year. Without a substantial cost increase, we were able to increase our coverage from $2,000,000 to $3,000,000. We expect insurance expense to increase throughout the remainder fiscal year 2006 as a result of increasing health insurance coverage as we expand operations.

Travel expenses decreased $33,000 for the three months ended July 31, 2005 over the prior year period. The decrease was attributed primarily to our better administration of costs for offsite demonstrations and a decrease in activity during the period. During the prior year period, we incurred significant costs with regards to a demonstration of our CarBomb Finder prototype in Istanbul, Turkey, which was attended by a team of scientific personnel and required expedited shipments of heavy equipment and materials utilized in the demonstration. We have since reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system. Lastly, we have placed significant emphasis on the domestic market and have limited demonstrations overseas. We expect that travel expenses for fiscal year 2006 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, such as in Spain and the Middle East, and general business activity increases in connection with our commercialization objectives.

Other expenses for the three months ended July 31, 2005 decreased $9,000 to $188,000 as compared to the prior year period. Other equity-based compensation expense consisted of $21,000 for common stock and a warrant issued in May 2005 and June 2005 for prepaid Edgar filing services. For the prior year period, other equity-based compensation expense consisted of $60,000 for Edgar filing fees. The issuance of equity for services has been costly to us for the reasons discussed above. Excluding the equity-based compensation fees, other expenses for the three months ended July 31, 2005 increased $30,000 as compared to the prior year period. The increase was due in part to an inventory reserve of $37,000 and business development expense of $30,000. Other expenses include sponsor/participant fees and contributions to industry symposiums and related events of $10,350 and marketing and material expense of $9,400. Postage and delivery expense decreased from $63,000 from the prior year period to $13,000 for the three months ended July 31, 2005, due to significant reduction in equipment transportation costs resulting from the better administration of demonstration costs and a decrease in activity during the period as discussed in travel expenses above. The remaining fees are associated with stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits, due to our expanding operations. For the remainder of fiscal 2006, we expect other expenses to remain high as general business activity increases in connection with our commercialization objectives and our growing emphasis on marketing and business development.

Research and Development

Net research and development expenses for the three month period ended July 31, 2005 increased $198,000 from the prior year period. Excluding grant income, which decreased $30,000, from the prior fiscal year, research and development expenses increased $168,000 During the three month period ended July 31, 2005, we have issued equity-based compensation to service providers in lieu of cash. The major components of research and development expenses are as follows:

                                                Three Months Ended
                                    ------------------------------------------        Increase/
                                        July 31, 2005        July 31, 2004           (Decrease)
                                    ------------------------------------------    ------------------
          Salaries and benefits                    201,000       $    165,000           $    36,000

          Consultants                               62,000             13,000                49,000

          Supplies                                  25,000             17,000                 8,000

          Travel                                         -             10,000               (10,000)

          Depreciation                              55,000             43,000                12,000

          Other                                    136,000             63,000                73,000

          Grant income                             (61,000)           (91,000)               30,000
                                    ------------------------------------------   -------------------
                          Net                      418,000       $    220,000           $   198,000
                                    ------------------------------------------   -------------------

Salaries and benefits related to research and development activities increased $36,000 for the three months ended July 31, 2005 as compared to the prior year period. This increase was due to normal increases and increased bonuses as well as the hiring of one research scientist in February 2005 to fill one of two research and development positions vacated in July 2004. Consulting expenses for the three months ended July 31, 2005 increased $49,000 from $13,000 to $ 62,000 over the prior year period with cash fees of $41,000 and equity based compensation of $21,000 to consultants for product engineering and research support. We expect salaries and benefits to increase throughout fiscal year 2006 with the addition of new scientific personnel to fill in current vacancies in our scientific team and to advance the development of our technology and devices. We also estimate an increase in equity-based compensation as we attempt to better conserve cash by issuing registered securities to research and development employees in lieu of cash bonuses and wage increases and consultants, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Supply expense increased $8,000 respectively, for the three months ended July 31, 2005 as compared to the prior year period due to increased activity under our cooperative and research development agreements and the testing of new configurations of our prototypes. In light of an increase in our grant application activity and anticipated cooperative and research development agreement, we expect that expenses related to supplies will increase for the remainder of fiscal 2006. However, we intend to continue focusing on the completion of final product design for commercialization and will direct most resources toward that objective.

Travel expenses decreased $10,000 for the three months ended July 31, 2005 as compared to the prior year period as our scientists were more involved in onsite research and development during the current year period than the prior year period. We expect travel expenses to increase throughout fiscal year 2006, with increased grant application activity, anticipated co-development programs and offsite testing.

For the three months ended July 31, 2005, depreciation expense increased by $12,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. In light of our expected increase in research and development activities and we advance and/or develop prototypes and make technology improvements, we expect further research and development purchases. Accordingly, depreciation expense should increase as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the three months ended July 31, 2005 increased $73,000 compared to the prior year period. The primary increase was due to key research equipment acquired under an operating lease. Total lease payments were $83,000. Other expenses, including, telephone, furniture and fixture rentals increased consistent with our expanded development efforts during the current period.

We have completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, we are to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of July 31, 2005, we have earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector 7AT7(TM), once we have completed the development activities. Under the terms of the contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress. We recognize the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, we usually receives payment in about 30 to 45 days. As of July 31, 2005, we collected all receivables due us in completion of Phase II.

In September 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, we are to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with us. As of July 31, 2005, we have earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of our products once we have completed the development activities. The TSA will pay the our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of July 31, 2005, we collected all receivables due it in completion of Stage 1.

On July 18, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we are to deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle and delivered for field testing by the U.S. Army and D.C. Capitol Hill Police. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay our time and material costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress under the subcontract. We intend to recognize the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, we will receive payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

Depreciation

Total depreciation expense for the three months ended July 31, 2005 and 2004 was $67,000 and $52,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Interest expense for the three months ended July 31, 2005 decreased to $30,000 from $756,000 for the prior year period. During the prior year period, interest expense in the amount of $730,000 was recorded with the issuance of $730,000 of CNP. Under GAAP accounting rules the combined value of the beneficial conversion feature and the fair value of the detachable warrants, to the extent of the proceeds received, is amortized over the terms of the notes. Since the investors' notes were deemed subject to rescission rights (as discussed elsewhere in this report), and immediately convertible, the full amount was immediately expensed. The fair value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The value of the warrants was determined using the Black-Scholes model. Interest expense for the three months ended July 31, 2005 was comprised of interest generated on outstanding CNP in the amount of $673,000 issued to our former legal counsel for services and CNP issued to an investor. The CNP to our former legal counsel carry a 10% interest and the CNP to investors carry a 5% interest rate. All but $278,400 of the CNP was converted into shares of our common stock during the three months ended July 31, 2005.

Interest income for the three-month periods ended July 31, 2005 and 2004 was minimal.

Other Expenses

During the three months ended July 31, 2005, we disposed of property, plant and equipment with a book value of $47,000 for $21,000. According we recorded a loss on the disposal of $26,000.

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

For the three months ended July 31, 2005, we recorded $12,000 as a penalty expense upon issuance of CNP with a face value of $12,000 as penalties for our delayed registration statement.

During the three months ended July 31, 2005, the Company issued or committed to issue 236,946 shares of common stock as penalty expenses in the amount of $166,660 for the late registration of common stock. Certain holders of unregistered common stock received will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased.

The purchasers of the CNP and shares of common stock discussed above also received detachable warrants with their purchases. These investors received and will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant. For the purchasers of the CNP, the increase is 2% of the number of shares underlying the original warrants. For the purchasers of common stock, the increase is a percentage of the number of shares underlying the original warrants. For the three months ended July 31, 2005, we recorded $305,500 as a penalty expense upon amending warrants to provide for the purchase of an additional 1,067,838 common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended July 31, 2004, we recorded penalty expenses in the amount of $884,064, $581,008, and $3,000, against the issuance of 661,640 common shares, warrants to purchase 499,602 common shares and $3,000 of CNP as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, we had cash and cash equivalents of $171,000.

Other current assets, as of July 31, 2005 increased to $458,000 from $382,000 as of prior year end and consisted primarily of $162,000 of prepaid insurance, a $179,000 in deposits for an advanced generator and other equipment, $60,000 of prepaid edgar filing services paid with equity, and $38,000 of prepaid legal services.

During the three months ended July 31, 2005, our sources of cash were as follows:

                                                               Amount
                                                           ----------------
         Sales or commitments of common stock                  $ 1,040,000

         Offering costs                                            (12,000)
                                                          -----------------
                                                               $ 1,028,000
                                                          -----------------

As of July 31, 2005, accounts payable increased $1,303,000 from that of the prior year period to $2,591,000. A great part of this increase was due to the receipt of robots ordered for the development of a new deployment platform for our devices. Because we continue to operate under a tightened cash position, which has resulted in delays to our making payments to some service providers and vendors, we have adopted a policy to mitigate against the risks of high stock inventories and growing accounts payable, especially in the event of any unexpected delays or difficulties introducing our products into the marketplace. For the remainder of fiscal year 2006, we foresee accounts payable remaining high requiring significant cash conservation measures.

Accrued expenses of $206,000 as of July 31, 2005 consisted of $94,000 for financed insurance premiums, a $14,000 draw on our line of credit and a fee payable to an investment bank as discussed in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

For the three months ended July 31, 2005, we have accrued $8,000 for an estimated payroll tax liability for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. Accrued interest on the estimated balance of $393,000 through the previous year end brings the total estimated liability to $439,000. See "Note 8 - Accrued Payroll and Payroll Taxes" to our unaudited Consolidated Financial Statements. Excluding the payroll tax liability mentioned above, as of July 31, 2005, we have accrued payroll and payroll tax of $72,000, which includes deferred salaries for certain employees.

As of July 31, 2005, we were delinquent on notes payable totaling $95,000 with a shareholder and related party. The notes payable have been due on demand since November 1997, however, no demand has been received.

As of July 31, 2005, we have outstanding unsecured convertible promissory notes totaling $673,000 to our former legal counsel. The legal fees were expensed as a general and administration expense in the periods incurred. The notes bear 10% interest. $635,000 of the note became due on demand in April 2005, and the remaining $38,000 became due on demand in May 2005. As of July 31, 2005, no demand has been received on these notes.

In June 2004, we sold $300,000 of CNP deemed subject to rescission rights to Richard Melnick and Sherbrooke Partners LLC in connection with the exercise of an option to a second closing obtained in January 2004. As of July 31, 2005, $240,000 of the CNP held by Richard Melnick remains currently outstanding and based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, we reclassified the $240,000 of CNP deemed subject to rescission rights to convertible notes payable. The notes when combined with $38,400 of CNP issued as penalties for late registration and interest of $13,860 accrued as of July 31, 2005 are convertible into 649,512 shares of our common stock. The CNP have a two year term and bear interest at 5%, and when coupled with the proceeds allocated to the detachable warrants have an estimated effective annual interest rate of 49%. They are convertible into common stock at $0.45 per share. The outstanding CNP also contain warrants to purchase common stock with a three and one-half year term as follows: 1,066,666 at $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at $1.25 per share.

The CNP holder also has registration rights on the underlying shares and since the securities were not registered by us before October 30, 2004, the investors have received as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month through June 2005, when the securities became saleable under Rule 144. The CNP and warrants also provide the investor with ratchet rights, whereby the conversion price of the CNP and the exercise price of the warrants will be reduced to equal the price of any new shares sold below $0.45 in unrelated transactions at a price per share below $0.45. If CNP are offered for sale at a price per share under $0.45, the investor also has a first right of refusal to purchase the CNP offered as well. See "Note 12 - Convertible Notes Payable" to our unaudited Consolidated Financial Statements.

Pursuant to the terms of a note purchase agreement as described in "Note 11 - Convertible Notes Payable - Related Parties" to our unaudited Consolidated Financial Statements, Nicholas J. Yocca has the option to purchase an additional $400,000 worth of CNP prior to the filing of a registration statement, which have detachable warrants to purchase a number of shares of common stock as follows: (i) a warrant to purchase common stock at $0.45 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; (ii) a warrant to purchase common stock at $0.75 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; (iii) a warrant to purchase common stock at $1.25 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; and (iv) a warrant to purchase common stock at $1.50 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP. The warrants expire between 120 days and three and one-half years after issuance. In June 2005, the holder converted all principle and accrued interest into common shares. The holder also has registration rights on the underlying shares but is not entitled to receive penalties for delays or failure to register the underlying shares. In order to preserve his registration rights, the investor must make additional purchases before the filing of the registration statement incorporating the underlying shares. In June 2005, Mr. Yocca elected to convert $185,000 of CNP originally purchased in January 2004, plus $11,932 of accrued interest, into 437,627 shares of our common stock. The detachable warrants issued in the first closing to Mr. Yocca have since expired..

For the three month period ended July 31, 2005, we reclassified 243,466 of the remaining 312,012 shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, further reducing the recorded current liability for shares deemed subject to rescission rights from $199,560 to $50,000. As of July 31, 2005, a total of 68,546 shares remained deemed subject to rescission rights. Based upon legal advice received, we anticipate reclassifying the remaining 68,546 shares deemed subject to rescission rights and eliminating the remaining current liability of $50,000 in the current fiscal year.

As of July 31, 2005, we had total current liabilities of approximately $4.8 million and our liabilities continue to significantly exceed our cash on hand. While we anticipate cash inflows from purchases from SEPTA, ICRC and Spain, we currently do not have any significant revenue. Unless and until revenues reach a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered neutron generators at a cost of approximately $1,033,000 through vendor financing. We received our first unit from this order in October 2004. We may lease these units from the vendor for up to 12 months, with a buy-out option at the termination of the lease, for estimated monthly payments of $5,800, and with 80% of the lease payments allocated toward the purchase price. In May 2004, we ordered gamma ray detectors for $1,368,000. We have received 27 of the 60 gamma radiation directors and included these as inventory to be assembled for sale as of July 31, 2005. Payment terms for these detectors require 50% down payment upon order with the balance due following our receipt and acceptance of the goods.

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

As to the status of efforts to raise $8 to $10 million, representing our revised financial requirements, we have raised through private placements to accredited investors and institutional investors a total of $7 million in net proceeds from financing activities from May 2004 to present. Additionally, we have earned $610,000 from grants and other governmental funding for the fiscal year ended April 2005, with additional grant proceeds in the amount of $334,000 anticipated from August 2005 to the expected delivery date of one CarBomb Finder system in connection with the U.S. Army SmarTruck program with ICRC. Further, we received payment in the amount of $375,000 against an order of two SIEGMA(TM) 3E3 systems from Southeastern Pennsylvania Transportation Authority (SEPTA) in the amount of $603,000, with the balance of $228,000 due upon delivery, and we expect to collect $227,000 representing the balance due upon delivery of one SIEGMA(TM) 3E3 ordered by Compania de Aprovisionamiento Especifico S.L. of Tenerife, Spain. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment for the additional capital necessary as of the date of this Report.

As to strategic partnerships, we entered into a non-binding Memorandum of Understanding on January 28, 2005 to form a joint venture company to be located in Tenerife, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets. We expect to finalize the negotiation and execution of the joint venture agreement before October 2005, which provides up to $3 million in paid-in capital to the joint venture by the investors. Although the transaction described in the press release dated December 9, 2003 did not transpire as contemplated at that time, our efforts and relationships made in Spain are expected beneficially to serve the development, funding and growth of the joint venture. We intend to explore and pursue other joint ventures such as the one in Spain, which provide for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from us for the assembly, sale, and marketing of our products in certain markets. Such arrangements can also reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America.

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

During the first quarter fiscal year 2006, we continue to see an increase in significant positive feedback as to the potential demand for our explosives identification and detection products and have correspondingly increased, and directed greater resources toward, the direct and indirect sales and marketing of our products both domestically and overseas. As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals.

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

During fiscal year 2006, we will continue to direct a greater portion of our production budget to our SIEGMA(TM) system, which management has prioritized in response to the positive reception from the industry, specifically airport and transit system operators. In January 2005, we received our first order for one SIEGMA(TM) 3E3, followed by a purchase order for two additional units from a major U.S. multi-modal transit authority. The system deliverables against these orders are being assembled in our Irvine, CA facility and is expected to be delivered during our next fiscal quarter. As for our vehicle-borne CarBomb Finder(TM) 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. Following delays in the release of appropriated funds, our commercialization activities for CarBomb Finder(TM) 3C4 continue and we expect a launch of CarBomb Finder(TM) 3C4 by end of fiscal year 2006. On July 15, 2005, we executed a subcontract with a defense contractor to deliver one CarBomb Finder(TM) to the U.S. Army, which is expected to be delivered by February 2006.

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

In March 2005, we formed a wholly-owned subsidiary, HiEnergy Mfg Company, in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of the SIEGMA(TM) 3E3 and CarBomb Finder(TM) 3C4. In June 2005, we also hired a consultant experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. During fiscal year 2006, we aim to incorporate the business practices, management philosophies and technology tools necessary to optimize product design and engineering and allow for the easiest production, fastest assembly, best quality, highest reliability, and the shortest time to market of our systems. Further, in September 2005, we engaged an experienced engineering and production consultant to build the internal mechanisms necessary to engineer and package our core technologies in the most cost effective manner, as well as develop a product test plan and quality control procedures.

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

We believe that general and administrative costs will show improvement in fiscal year 2006, as we reduce legal and accounting expenses associated with certain pending litigation. While there can be no assurance, we are hopeful that many of the open legal matters will be resolved during this period. Materials and production costs for our explosive identification units will be significant in fiscal year 2006. Working capital requirements and inventories are also expected to grow for fiscal year 2006, as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve significantly with the elimination of non-recurring engineering costs, the realization of economies of scale attendant to the opening of our production facility or the outlay of the assembly function to a manufacturing partner, and the increased demand anticipated with the introduction of our products into the marketplace.

We anticipate significant increases in personnel requirements throughout our organization. An off-site production facility, when operational, will require the hiring or contracting of approximately 20 new personnel. As we proceed with our commercialization phase of our products and expand our operating structures, significant enhancements to corporate management will also be necessary. We anticipate the need to hire individuals to manage the product engineering, manufacturing and distribution functions, and to fill and upgrade key executive positions in fiscal year 2006, including, among others, a Chief Financial Officer. Other areas that may require additional personnel include sales and marketing, customer service and human resources. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that can operate and manage projects with minimal supervision, additional scientists, and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as initial assembly and distribution.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. The estimated total costs to commercialize our current product line, excluding contributions received through research and development grants, is approximately $2 million. This amount includes personnel and consultant expenses, property and materials, and ancillary costs related to concept development, market assessment and verification, prototype development and production of field testing units. We are currently seeking a larger capital infusion in the range of $2 to $3 million, and we estimate that our total financial requirements for calendar year 2005 will be between $8 and $10 million. The total requirement includes commercialization costs, manufacturing facility build out, inventory procurement, as well as general administrative and operational costs. In an attempt to control dilution, we intend to secure financing on a quarterly or rolling basis to take advantage of any favorable pricing that our stock may experience as we progress through the implementation of our business plan. We also seek to limit our dependency on the sale of our securities in funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have a firm institutional commitment to raise the additional capital necessary as of the date of this Report.


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

Risks Related To Our Business

General Business Risks

We have a history of losses and an accumulated shareholders' deficit of $33,853,466 as of July 31, 2005, and we may never achieve profitability.

We have not generated any significant revenue from operations during the past two fiscal years, and we have incurred net losses available to common shareholders every year since our inception, including $2,053,305 for the three months ended July 31, 2005, as compared to $4,128,489 for the prior year period, and $33,853,466 for the period from August 21, 1995 (inception) through July 31 2005. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype devices: the CarBomb Finder(TM) and SIEGMA(TM). To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

For the last two fiscal years, we have experienced average monthly operating expenses of approximately $360,000, and no revenues from operations to offset that amount. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) is poorly received or fails altogether.

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

While we have developed prototypes of our CarBomb Finder(TM) and SIEGMA(TM) systems, and are introducing our first commercial products, which include the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, except for the orders placed by our exclusive distributor in the Middle East, EEMCO, which is owned by one of our Directors, Compania de Aprovisionamiento Especifico S.L. of Spain, and Southeastern Pennsylvania Transportation Authority (SEPTA), we have received few orders. Because of the few orders and the fact that the markets of the CarBomb Finder(TM) and SIEGMA(TM) remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history.

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

We have introduced our systems, the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3 only recently, and all other applications of our technology are still in the early stages of development. These include, at present, our CarBomb Finder(TM) 3C5, Anti-Tank Landmine Detector 7AT7, Unexploded Ordnance Sensor 3UXO3, Bomb BombSquad Detector, and our Refractorymeter. For the three months ended July 31, 2005, we spent $418,016 or 28% of total operating expenses on research and development, and we spent $1,095,739 or 72% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder(TM) and SIEGMA(TM) systems will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

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

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the three months ended July 31, 2005, and all subsequent periods, to include an explanatory paragraph related to our ability to continue as a going concern, stating that "the Company had negative cash flows from operations of approximately $10,962,030 for the period from August 21, 1995 (inception) to July 31, 2005,. In addition, the Company had an accumulated deficit of $33,853,466 and was in the development stage as of July 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

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

In order to be successful, we must be able to manufacture, or contract for the manufacture of CarBomb Finder(TM) and SIEGMA(TM) systems in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finders(TM) or SIEGMAs(TM) for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, in August 2004, we retained engineering and construction consultants to develop a detailed conceptual plan for a manufacturing facility, and in March 2005, we formed HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate any manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finders(TM) and/or SIEGMAs(TM) at our facilities in Irvine and to continue this effort during fiscal year 2006, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

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

We have incurred net losses since our inception. For the three months ended July 31, 2005, we reported net losses available to common shareholders of $2,053,305 as compared to a net loss available to common shareholders of approximately $4,128,489 for the three months ended July 31, 2004. Our accumulated deficit through July 31, 2005 is $33,853,466. We expect that our losses will continue into fiscal year 2006. We estimate that our aggregate financial requirements will be between $8,000,000 and $10,000,000 for the fiscal year, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

If investors rely on projections or estimates we may make, they could assert in a legal proceeding that we issued false or misleading statements about our company. If they were able to prevail successfully in any such proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities.

The Company may from time to time make projections as to the sale of its units or the growth of its business. These are considered forward looking statements and the Company advises investors to not rely on these projections in making any determination whether or not to invest in, or maintain an investment in our stock. However, to the extent that any investor has so relied, and if the investor can prove that any misstatements we have made were intentional or reckless, that such investor's reliance on these misstatements was reasonable, and that the investor has suffered actual damages as a result of such reliance, than such investor may have a cause of action against us. If any investor were to prevail in making such assertions in any legal proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities.

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

Facts related to Mr. Gregory Gilbert and a separate investigation by the SEC involving persons suspected of stock manipulation were not known to us and were not disclosed in sales materials or filings with the SEC until February 2003. We do not believe that the information was material to the value of our company, and we believe that we have valid defenses against liability under the Securities Act of 1933, the Securities Exchange Act of 1934 and other state and federal securities laws. However, if a court decides to the contrary, we could be subject to liability under the Securities Act and/or under the Securities Exchange Act. Additionally, we may have liability under certain U.S. state securities laws, which laws may apply similar or different standards as the federal laws. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable. We have disclosed these matters to our stockholders and the public and, therefore, purchasers of shares of our common stock subsequent to our making such disclosure in February 2003 would have no cause of action for our previously having failed to ascertain and disclose such facts.

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

For the three months ended July 31, 2005, our management identified material weakness in our internal controls and a lack of segregation of duties which resulted from, among other things, a lack of capital and human resources. We have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. If we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

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

The amount of the penalties paid or accrued as a result of the defaults described above for the three months ended July 31, 2005 is 239,946 shares of common stock, $12,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 1,067,838 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

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

As of July 31, 2005, we have accrued and recorded a payroll tax liability of $439,385 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock, which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protection and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the $439,385 payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we plan to settle this liability as soon as we have the resources to do so.

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

We issued options to purchase 313,221 shares of our common stock to Dr. Bogdan Maglich in fiscal year 2004 and options to purchase 421,980 shares in fiscal year 2005 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. We also issued or committed to issue options to purchase 2,535,000 shares and options to purchase 1,425,000 in fiscal years 2005 and 2004, respectively, to employees and directors. As to consultants, we issued or committed to issue 402,455 shares and a warrant to purchase 100,000 shares to our former controller in fiscal year 2005, as compared to 558,500 shares, options to purchase 649,000 shares, and warrants to purchase 380,000 shares issued to consultants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 802,060 shares of common stock as of July 31, 2005. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We plan to issue a significant number of additional equity securities in the future and that will dilute the percentage ownership of the present holders or purchasers of our common stock.

There are 50,171,581 shares of our common stock outstanding as of July 31, 2005 (including 68,546 shares deemed subject to rescission rights), which does not include 38,610,209 new shares we have committed to issue upon exercise of options and warrants and convertible notes. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. If we issue all of the shares underlying currently outstanding warrants and options currently in-the money and convertible notes, this will result in approximately 15% dilution of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive approximately $28,651,456 in cash and approximately $1,072,727 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

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

                  ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-KSB, Dr. Bogdan C. Maglich, serving in his capacity as our CEO and Treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon this evaluation, Dr. Maglich concluded that our disclosure controls and procedures as of the three months ended July 31, 2005 were effective in meeting our requirements as to the disclosure of material information in our reports filed under the Securities Exchange Act. Notwithstanding, we are cognizant that certain deficiencies still remain to be addressed including: (i) a lack of segregation of duties due to understaffing and (ii) a the lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These deficiencies, which we continue to experience, are primarily the result of a general lack of resources dedicated to make the improvements necessary for more timely reporting and diclosure with less reliance on internal auditing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there were no further significant changes in our controls that in management's estimates have materially affected, or are likely to materially affect, our disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

FILED COMPLAINTS

As reported in our annual report on Form 10-KSB for the fiscal year ended April 30, 2005, we were under SEC investigation for alleged violations of several sections of the Securities Exchange Act, and the rules promulgated under that act, involving the making of false and misleading statements in its public documents. On September 2, 2005, the Company was notified by the staff of the Securities and Exchange Commission that the formal investigation of HiEnergy has been terminated with a staff recommendation that no enforcement action be taken against the Company.

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

In April 2005, a claim was filed against us with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc. ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection of $107,300 allegedly owed to the partnership for services purported to have been fully-provided to us. We engaged local counsel and filed on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting our Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against us related to the matters within its claim. In August 2005, DDI filed a new lawsuit on behalf of the partnership which is expected to go before the Court following an appropriate period for discovery. Our counsel will respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

                          ITEM 2. CHANGES IN SECURITIES

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES SINCE OUR FISCAL YEAR ENDED APRIL 30, 2005

o In September 2005, we issued 190,000 shares of our common stock, par value $0.001 ("Shares") and warrants to purchase 95,000 Shares at $0.75 previously committed during the prior period to various investors in a private placement in exchange for $95,000. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In September 2005, we committed to issue warrants to purchase 502,085 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines.

o In September 2005, we issued 196,576 Shares previously committed in the prior period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section Regulation D and/or Section 4(2) of the Securities Act.

o In September 2005, we issued 1,200,001 Shares and warrants to purchase 1,200,001 Shares at $0.45 previously committed during the prior period to various investors in a private placement in exchange for $320,000 in subscription receivable and $220,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2005, we committed to issue 111,111 Shares and warrants to purchase 111,111 Shares at $0.45 to an investors in a private placement in exchange for $50,000 in subscription receivable. We believe the issuances of these securities are exempt under Regulation D and/or
       Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 1,200,001 Shares and warrants to purchase 1,200,001 Shares at $0.45 to various investors in a private placement in exchange for $540,000 in subscription receivable. We believe the issuances of these securities are exempt under Regulation D and/or
       Section 4(2) of the Securities Act.

o In July 2005, we issued 78,982 Shares and committed to issue warrants to purchase 358,792 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or
       Section 4(2) of the Securities Act.

o In July 2005, we issued 189,197 Shares to Sherbrooke Partners LLC, which converted convertible notes payable for $81,400, deemed subject to rescission rights, plus accrued interest of $3,739 with a conversion price of $0.45 per Share. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

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

o In July 2005, we issued or committed to issue 129,174 Shares and warrants to purchase 64,586 Shares at $0.65 per Share to David R. Baker, a member of our Board, in connection with the conversion of accounts payable for legal services rendered prior to his directorship in the amount of $59,420 at a price of $0.46 per Share. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.


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

o In July 2005, we issued 25,000 Shares to the independent members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 shares per meeting. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

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

  (A). EXHIBIT INDEX

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

    4.3 (1)      Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002 Private
                 Placement Common Stock Investor

    4.4 (3)      Warrant  Certificate issued to Rheal Cote by HiEnergy  Technologies,  Inc. dated June 3, 2002

    4.4.1 (5)    Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock investor. See also Exhibit 10.24 Form of Subscription Agreement between the Registrant and each June 2002
                 Private Placement Common Stock investor.

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

    10.119 (26)  Employment Agreement between Gregory C. Henkel, Controller, and HiEnergy Technologies, Inc., dated March 1, 2005.

    10.120 (26)  Equipment Sales Agreement between Southeastern Pennsylvania Transportation Authority and HiEnergy Technologies,
                 Inc., dated June 6, 2005.

    10.121 (26)  Time and Material Subcontract between Integrated Concepts & Research Corporation and HiEnergy Technologies, dated
                 July 18, 2005.

    10.122 (26)  International Distribution Agreement between Electronic Equipment Marketing Company (EEMCO) and HiEnergy
                 Technologies, dated July 25, 2003

    10.123 (27)  Form of Stock Purchase Agreement dated July 26, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.124 (27)  Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated July 26, 2005 and issued in connection with the sale of restricted shares to various accredited investors.

    10.125*      Engagement Letter between Vladimir Stanich and HiEnergy Technologies, dated September 9, 2005.

    10.126*      Independent Contractor Agreement between Metaskill, Inc. and HiEnergy Technologies, dated September 15, 2005.

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

    21.1 (9)     List of Subsidiaries

    21.2 (26)    List of Subsidiaries

    31.1*        Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1*        Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.1 (28)    Press release dated September 2, 2005 announcing the termination of the formal investigation of HiEnergy
                 Technologies by the Securities and Exchange Commission.

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


(27) Filed on August 15, 2005 as a like numbered exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2005 and incorporated herein by reference.

(28) Filed on September 6, 2005 as an exhibit to HiEnergy Technologies' report on Form 8-K dated September 2, 2005 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K


o On September 6, 2005, we filed a report on Form 8-K dated September 2, 2005. The report disclosed under Item 8.01 the termination by the staff of the Securities and Exchange Commission of a formal investigation of us with recommendation of no enforcement action. The filing includes a copy of a press release regarding the same as issued.

o On September 1, 2005, we filed a report on Form 8-K dated August 31, 2005. The report disclosed under Item 8.01 that we received payment in the amount of $375,581 from the Commonwealth of Pennsylvania - PEMA against a purchase order.

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

                                         HIENERGY TECHNOLOGIES, INC.



Date: September 19, 2005                 By: /s/ Bogdan C. Maglich
      --------------------------             ----------------------------------
                                         Bogdan C. Maglich,
                                         Chief Executive Officer, President,
                                         Treasurer and Chief Scientific Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)