Form 10QSB
period 2005-10-31
HIENERGY TECHNOLOGIES INC
filed 2005-12-16
CIK 1112424

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                  ACT OF 1934

                 For the quarterly period ended October 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

             For the transition period from__________ to __________

                        Commission file number: 0 - 32093


                           HIENERGY TECHNOLOGIES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      91-2022980
------------------------------                ------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 2005, the issuer had 52,237,258 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO

                         QUARTERLY REPORT ON FORM 10-QSB

                      FOR THE PERIOD ENDED OCTOBER 31, 2005

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets as of April 30, 2005 and
        October 31, 2005 (unaudited)                                           5

        Consolidated Statements of Operations for the Six Months
        Ended October 31, 2005 and 2004 (unaudited) and for the
        Period from August 21, 1995 (Inception) to October 31,
        2005 (unaudited)                                                       6

        Consolidated Statements of Shareholders' Equity
        (deficit) for the Period from August 21, 1995
        (Inception) to October 31, 2005 (unaudited)

        Consolidated Statements of Cash Flows for the Six Months
        Ended October 31, 2005 and 2004 (unaudited) and for the
        Period from August 21, 1995 (Inception) to October 31,
        2005 (unaudited)                                                       7

        Notes to the Consolidated Financial Statements
        (unaudited)                                                            9

Item 2  Management's Discussion and Analysis and Plan of Operation            38

Item 3  Controls and Procedures                                               73

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     74

Item 2  Changes in Securities                                                 76

Item 3  Default Upon Senior Securities

Item 4  Submission of Matters to a Vote to Security Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K                                      80

SIGNATURES                                                                    88


                                                              HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                             (DEVELOPMENT STAGE COMPANIES)
                                                                                CONSOLIDATED BALANCE SHEET
                                                 FOR THE PERIODS ENDED OCTOBER 31, 2005 AND APRIL 30, 2005
----------------------------------------------------------------------------------------------------------

                                                                              October 31,       April 30,
                                                                                  2005            2005
                                                                              ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                               $         --    $     18,452
      Accounts receivable                                                           33,597         275,957
      Inventory, net                                                               943,891         808,650
      Other current assets                                                         396,994         381,829
                                                                              ------------    ------------
           Total current assets                                                  1,374,482       1,484,888
                                                                              ------------    ------------
PROPERTY AND EQUIPMENT, net                                                      1,080,714         542,080
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $  2,455,196    $  2,026,968
                                                                              ============    ============

CURRENT LIABILITIES
      Bank overdraft                                                          $      3,793    $         --
      Accounts payable                                                           2,139,885       1,287,543
      Accrued expenses                                                             128,019          74,205
      Accrued payroll and payroll taxes                                            489,682         436,865
      Accrued interest                                                             156,328         166,591
      Capital lease obligations                                                     10,061           2,039
      Notes payable                                                                  7,125          37,125
      Notes payable - related parties                                               85,000          99,000
      Convertible notes payable                                                    498,530              --
      Convertible notes payable - related parties                                  448,722         673,083
      Convertible notes payable subject to rescission rights                            --         532,800
      Common stock subject to rescission rights,  68,546 and 312,012 shares         50,000         199,560
      Other current liabilities                                                    508,851         200,000
                                                                              ------------    ------------
           Total current liabilities                                             4,525,996       3,708,811

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 10,971           3,556

           Total liabilities                                                     4,536,967       3,712,367
                                                                              ------------    ------------
SHAREHOLDERS' DEFICIT
      Preferred stock,  $0.001 par value  20,000,000 shares
       authorized no shares outstanding                                       $         --    $         --
      Common stock.  $0.001 par value  100,000,000 shares
        authorized 51,705,999 and 45,817,315 shares issued and outstanding          51,706          45,817
      Additional paid-in capital                                                32,951,818      29,521,570
      Committed common stock,  1,460,612 and 1,378,604 shares, respectively        927,534         547,375
      Deficit accumulated during the development stage                         (36,012,829)    (31,800,161)
                                                                              ------------    ------------
           Total shareholders' deficit                                          (2,081,771)     (1,685,399)
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $  2,455,196    $  2,026,968
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements

                                                                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 AND
                                                            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2005
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      For the
                                                                                                                   Period from
                                                                                                                    August 21,
                                                    For the Three Months Ended       For the Six Months Ended          1995
                                                   ----------------------------    ----------------------------   (Inception) to
                                                   October 31,      October 31,    October 31,      October 31,     October 31,
                                                       2005            2004            2005            2004            2005
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                   ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
      General and administrative                   $    972,065    $  1,190,747    $  2,067,804    $  2,875,620    $ 22,662,694
      Research and development                          436,826         214,642         854,842         434,644       4,052,211
                                                   ------------    ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                              1,408,891       1,405,389       2,922,646       3,310,264      26,714,905

LOSS FROM OPERATIONS                                 (1,408,891)     (1,405,389)     (2,922,646)     (3,310,264)    (26,714,905)
                                                   ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
      Interest income                                        32              19              51             155           9,614
      Other income                                           --              --             480              --           2,623
      Interest expense                                 (141,915)        (90,391)       (171,763)       (846,068)     (1,647,442)
      Financing expense                                      --              --              --              --        (223,710)
      Loss on disposal of property and equipment        (75,288)             --        (101,381)             --        (101,381)
      Penalty expense on issuance of
       convertible promissory notes
       as a penalty for late registration                    --          (3,000)        (12,000)         (6,000)        (63,000)
      Penalty expense on issuance of
       common stock and warrants
       as a penalty for late registration              (533,301)       (936,154)     (1,005,409)     (2,401,227)     (5,831,411)
                                                   ------------    ------------    ------------    ------------    ------------
Total other expense, net                               (750,472)     (1,029,526)     (1,290,022)     (3,253,140)     (7,854,707)
                                                   ------------    ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES               (2,159,363)     (2,434,915)     (4,212,668)     (6,563,404)    (34,569,612)

PROVISION FOR INCOME TAXES                                   --              --              --              --          14,183
                                                   ------------    ------------    ------------    ------------    ------------
NET LOSS                                           $ (2,159,363)   $ (2,434,915)   $ (4,212,668)   $ (6,563,404)   $(34,583,795)

BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK                                     --              --              --              --        (767,431)

PREFERRED STOCK DIVIDEND                                     --              --              --              --        (661,603)
                                                   ------------    ------------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $ (2,159,363)   $ (2,434,915)   $ (4,212,668)   $ (6,563,404)   $(36,012,829)
                                                   ============    ============    ============    ============    ============

Net loss per share                                 $      (0.04)   $      (0.07)   $      (0.08)   $      (0.20)
                                                   ============    ============    ============    ============
BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON SHAREHOLDERS PER SHARE                $      (0.04)   $      (0.07)   $      (0.08)   $      (0.20)
                                                   ============    ============    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                      52,142,680      32,890,869      50,224,137      32,097,797
                                                   ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements

                                                                             HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                            (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 AND
                                                      FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2005
-------------------------------------------------------------------------------------------------------------------------

                                                                                                               For the
                                                                                                             Period from
                                                                                                              August 21,
                                                                               For the Six Months Ended          1995
                                                                             ----------------------------   (Inception) to
                                                                             October 31,      October 31,     October 31,
                                                                                 2005            2004            2005
                                                                              (unaudited)     (unaudited)     (unaudited)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $ (4,212,668)   $ (6,563,404)   $(34,583,795)
      Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities
           Depreciation                                                           165,875         102,617         622,792
           Loss on inventory impairment                                            37,000              --          37,000
           Loss on disposal of property and equipment                             101,381              --         101,381
           Issuance or committed issuance of common stock
             for services rendered                                                196,471         452,815       5,459,795
           Issuance or committed issuance of common stock
             for contribution                                                      16,250              --          16,250
           Common stock issued for legal settlement                                    --              --          13,440
           Issuance of common stock as compensation expense
             for services rendered from minority shareholders                          --              --          18,923
           Warrants issued or committed for services rendered                      36,678          38,573       1,012,713
           Financing expense in connection with the
             issuance of warrants                                                 106,904              --         330,614
           Expensing of stock options for services rendered                        32,000              --       2,379,640
           Additional compensation to officer in the form of
             convertible note payable - related party                                  --              --          42,171
           Amortization of deferred compensation                                       --         338,804       1,646,192
           Amortization of debt discount on convertible
             notes payable                                                          4,168         785,934       1,282,882
           Issuance of convertible notes payable as a penalty for the
            delayed registration of the underlying common stock                    12,000           6,000          63,000
           Issuance or committed issuance of common stock as a penalty
             for the delayed registration of shares of common stock               372,706       1,559,844       3,679,194
           Issuance or commitment to issue warrants as a penalty for the
             delayed registration of the underlying common stock                  632,703         841,383       2,151,731
           (Increase) decrease in
                Accounts receivable                                               242,360         (30,412)        (33,599)
                Inventory                                                        (330,077)       (178,235)     (1,138,727)
                Other current assets                                               27,438          63,664        (384,351)
           Increase (decrease) in
                Accounts payable                                                  852,340         411,648       3,038,976
                Accrued expenses                                                   53,815          35,949         128,020
                Accrued payroll and payroll taxes                                  52,817           6,917         911,435
                Accrued interest                                                   53,358          56,336         227,358
                Other current liabilities                                         308,851          51,873         508,851
                                                                             ------------    ------------    ------------
Net cash used in operating activities                                        $ (1,237,630)   $ (2,019,694)   $(12,468,114)
                                                                             ------------    ------------    ------------

The accompanying notes are an integral part of these financial statements

                                                                             HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                            (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 AND
                                                      FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2005
-------------------------------------------------------------------------------------------------------------------------

                                                                                                               For the
                                                                                                             Period from
                                                                                                              August 21,
                                                                               For the Six Months Ended          1995
                                                                             ----------------------------   (Inception) to
                                                                             October 31,      October 31,     October 31,
                                                                                 2005            2004            2005
                                                                              (unaudited)     (unaudited)     (unaudited)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     $   (652,889)   $   (237,737)   $ (1,640,944)
      Sales of property and equipment                                              21,250              --          21,250
                                                                             ------------    ------------    ------------
Net cash used in investing activities                                            (631,639)       (237,737)     (1,619,694)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock in
       private placement                                                     $         --    $         --    $  3,547,406
      Offering costs on issuance of common stock in
            private placement                                                          --              --        (196,793)
      Proceeds from issuance or committed issuance of common stock              1,620,000       1,145,756       6,315,424
      Offering costs on issuance of common stock                                  (42,000)        (31,750)       (181,768)
      Proceeds from the issuance of preferred stock                                    --              --         979,301
      Offering costs on issuance of preferred stock                                    --              --        (178,902)
      Proceeds from issuance of common stock subject
        to rescission rights                                                           --              --       1,355,000
      Proceeds from issuance of common stock subject to buy-back                       --              --         250,518
      Proceeds from collection of subscription receivable for net
        sales of common stock subject to buy-back                                      --              --         443,482
      Recapitalization of reverse merger                                               --              --              14
      Proceeds from exercise of stock options in subsidiary                            --              --           7,164
      Proceeds from bank overdraft                                                  3,793              --           3,793
      Proceeds from issuance of common stock upon exercise
        of warrants                                                                    --              --          54,004
      Proceeds from notes payable                                                      --          59,000          59,000
      Payment on capital lease obligations                                           (976)             --            (976)
      Payment on notes payable                                                    (30,000)         (5,132)        (39,447)
      Proceeds from issuance of notes payable - related parties                        --         476,000         947,853
      Payments on notes payable - related parties                                      --         (42,934)       (807,265)
      Proceeds from convertible notes payable                                     300,000         100,000         400,000
      Proceeds from convertible notes payable - related parties                        --              --          55,400
      Payments on convertible notes payable - related parties                          --              --         (35,400)
      Proceeds from convertible notes payable
        subject to rescission rights                                                   --         300,000         685,000
      Proceeds from collection of subscription receivable for
        sale of convertible note payable sold subject to rescission rights             --         425,000         425,000
                                                                             ------------    ------------    ------------
Net cash provided by financing activities                                       1,850,817       2,425,940      14,087,808
                                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                              (18,452)        168,509              --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     18,452          42,857              --
                                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $         --    $    211,366    $         --
                                                                             ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                         $      4,641    $        352    $     22,605
                                                                             ============    ============    ============
       Income taxes paid                                                     $         --    $         --    $     14,183
                                                                             ============    ============

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue 333,359, 342,455, and 14,092,341 of common stock, respectively, for services rendered or to be rendered. The shares of common stock were valued at $233,391, $452,815, and $5,496,715, respectively.

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue warrants to purchase 157,179, 100,000, and 1,435,408 shares of common stock, respectively, for services rendered or to be rendered. The warrants were valued at $42,362, $38,573, and $1,018,397, respectively.

Of the 333,359 shares and warrants for 157,179 shares either issued or committed during the current period, 154,359 shares and warrants for 77,179 shares related to prior period services off-setting accounts payable in the amount of $70,820.

Of the $233,391 for shares issued or committed for services during the current period, $36,920 remained capitalized as prepaid fees for Edgar filing services as of October 31, 2005. Of the $42,362 for warrants issued for services during the current period, $5,684 remained capitalized as prepaid fees for Edgar filing services as of October 31, 2005.

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to the legal counsel of the Company of $0, $25,648, and $773,083, respectively.

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company expensed $372,706, $1,559,844, and $3,679,194, respectively, for the issuance or committed issuance of 562,898, 1,423,025 and 3,460,655 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, the Company issued convertible notes payable of $12,000, $6,000, and $63,000, respectively, as a penalty for the late registration of common stock to be issued upon conversion of convertible notes payable.

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company expensed $632,703, $841,383, and $2,151,731, respectively, for the issuance or committed issuance of warrants to purchase 2,424,057, 1,050,664, and 5,080,135 shares of common stock, respectively, as a penalty for the late registration of the common shares underlying investor warrants.

During the six months ended October 31, 2005, the Company issued 22,463 shares of common stock on the cashless exercise of warrants to purchase 64,583 shares of common stock.

During the six months ended October 31, 2005, the Company issued or committed to issue 1,079,572 shares of common stock to investors, upon the conversion of $553,612 of convertible notes payable plus accrued interest. Included in the 1,079,572 shares are 273,855 shares committed upon conversion of $271,217 of convertible notes payable plus accrued interest and 178,173 shares committed and valued at $106,904 for the induced conversion of the convertible note.

During the six months ended October 31, 2005, the Company issued 32,820 shares of common stock to an investor, upon the conversion of a promissory note payable plus accrued interest in the amount of $14,769.

During the six months ended October 31, 2005, the Company removed $149,560 of current liabilities recorded from the sale of 243,466 common shares sold deemed subject to rescission rights. The $149,560 of current liabilities was reclassified to common stock and paid-in-capital.

During the six months ended October 31, 2005, the Company reclassified $278,400 of convertible notes payable deemed subject to rescission rights to convertible notes payable.

During the six months ended October 31, 2005, the Company issued or committed to issue 106,667 shares of common stock and warrants to purchase 324,444 additional shares as offering costs.

During the six months ended October 31, 2005, the Company issued 452,029 shares of common stock, committed in the prior year, to acquire the remaining outstanding stock of Microdevices.

During the six month ended October 31, 2005, the Company committed to issue 25,000 shares as a contribution to a non-profit organization.

During the six months ended October 31, 2005, the Company recorded debt discounts totaling $84,039 upon issuance of convertible notes payable in the face amount of $300,000 with detachable warrants to purchase 240,000 common shares.

During the six months ended October 31, 2005, the Company entered into a two-year capital lease for office equipment valued at $16,413 with lease payments totaling $17,994 during the term.

The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

GENERAL

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb FinderTM 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMATM 3E3 a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. The Company is marketing its devices to governmental and private entities and is negotiating licenses for distribution of its devices with various industry partners. To date, the Company has devoted the bulk of the Company's efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and has yet to generate meaningful revenues from the sale of any products using its technologies.

The Company continues to focus on the research and development of additional applications of its technologies and their further exploitation, both internally and through collaboration with third parties. The Company is currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of its core technology. The Company entered into a cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates its SuperSenzor TM technology into a baggage screening system. The Company's "stoichiometric" technology, or "Stoitech TM" has been incorporated into additional prototype applications which, if it is able to raise the funds necessary to commercialize them, will be the next products the Company attempts to launch: (i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (iii) the STARRAY(TM), an all-terrain robot-borne IED detector; (iv) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (v) a device the Company calls a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, HiEnergy has five wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co., HiEnergy Europe, Ltd. and HiEnergy Leasing Co. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of the Company's technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing the Company's technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of the Company's products. HiEnergy International Co. was incorporated under the laws of the State of Delaware in July 2005, and was formed for the purpose of creating a separate entity for the sales and servicing of its products overseas, excluding Europe, and primarily the Middle East and Africa. Lastly, HiEnergy Leasing Co. was incorporated under the laws of the State of Delaware in August 2005 and formed for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

Prior to January 2005, HiEnergy also had one majority owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which StoitechTM was initially developed by its Chairman and CEO, Dr. Bogdan Maglich ("Microdevices", and together with HiEnergy Europe, Ltd., HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co., and HiEnergy Leasing Co., the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's present Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary, and was later merged with the Company in January 2005 in a short-form merger through which the Company committed to issue 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of the Company's common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company incurred net losses available to common shareholders of approximately $4,212,668, $6,563,404 and $36,012,829, respectively, and has had negative cash flows from operations of approximately $12,468,114 for the period from August 21, 1995 (inception) to October 31, 2005. In addition, the Company had an accumulated deficit of $36,012,829 and was in the development stage as of October 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of October 31, 2005 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.

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

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period, and actual results could differ from those estimates. Results of operations for the six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2006, or for any other period.

                           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of HiEnergy and its wholly-owned subsidiaries, HiEnergy Defense Inc., HiEnergy Europe Ltd., HiEnergy Mfg Company, and HiEnergy International Co., HiEnergy Leasing Co., and its former majority-owned subsidiary, HiEnergy Microdevices, Inc. All significant inter-company accounts and transactions have been eliminated.

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

                               ACCOUNTS RECEIVABLE

Current period accounts receivable consists of the amount due under an agreement with the U.S. Army for reimbursement of expenses related to a demonstration and evaluation of the Company's vehicle borne system, due 30 days from submission for reimbursement. Prior year accounts receivable consists of amounts due under governmental grants billed as monthly reports and submitted detailing work performed under the contracts and generally due in 30 to 60 days.

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

                            VALUATION OF INVENTORIES

During the six months ended October 31, 2005, the Company acquired components in anticipation of future assembly and sale. The components have been recorded at cost. The Company values its inventory at the lower of cost (first-in, first-out method) or market. Total inventory as of October 31, 2005 was $943,891.

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

           PENALTIES ASSOCIATED WITH LATE REGISTRATION OF COMMON STOCK

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 13, 18 and 19, and the commitment to issue such penalty securities is described in Notes 17 and 20 to this Report.

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

The weighted average fair value of stock options granted during the six months ended October 31, 2005 was $0.46. Fair value was determined using the Black-Scholes option-pricing model. For stock options granted during the six months ended October 31, 2005, the weighted average assumptions for grants were a risk free interest rate of 3.87% an expected life of 2 years, an expected volatility of 140% and an expected dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share for the six months periods ended October 31, 2005 and October 31, 2004, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123. The presentation for the six months ended October 31, 2004 has been adjusted to reflect a warrant issued to the Company's then Controller which was expensed in the period.

                                                          Six months      Six months
                                                             ended           ended
                                                          October 31,     October 31,
                                                             2005            2004
                                                         ------------    ------------
Net loss attributable to common stockholders               (4,212,668)     (6,563,404)

Stock-based employee compensation included in
  reported net income, net of related tax effects              32,000          39,573
Total stock-based employee compensation expense
  determined under fair value based methods for
  all awards, net of related tax effects                     (614,076)       (312,229)
                                                         ------------    ------------
Pro forma net loss attributable to common stockholders     (4,794,744)     (6,836,060)

Basic loss per share:
  As reported                                                   (0.08)          (0.20)
  Pro forma                                                     (0.10)          (0.21)
Diluted loss per share:
  As reported                                                   (0.08)          (0.20)
  Pro forma                                                     (0.10)          (0.21)


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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive. The presentation as of October 31, 2004 has been adjusted to properly reflect 704,190 shares held by the Company to be issued upon payment of outstanding promissory notes rather than 324,020 Microdevices options and warrants.

                                                               As of         As of
                                                             October 31,  October 31,
                                                                2005          2004
                                                             ----------   ----------
Stock Options                                                 8,715,655    6,768,675
Warrants                                                     30,342,006   11,209,536
Convertible notes payable and accrued interest - related
   parties                                                      547,714
                                                                             745,997
Convertible notes payable and accrued interest                1,164,918           --
Convertible notes payable and accrued interest - deemed
  subject to rescission rights                                       --
                                                                           1,236,746
Shares of common stock deemed subject to rescission rights       68,546    2,066,320
Shares of common stock deemed subject to buy-back rights             --    2,000,000
Microdevices minority shareholders                                   --      459,222
Shares held by Company to be issued upon
   payment of outstanding promissory notes                      704,190      704,190
                                                             ----------   ----------
                                                             41,543,029   25,190,686
                                                             ----------   ----------

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

NOTE 4 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this quarterly report for the period ended October 31, 2005 as filed on Form 10-QSB (the "Report"), and the Company's Annual Report filed on Form 10-KSB for the year ended April 30, 2005, including the information under the heading entitled "Risk Factors", as well as review the disclosures contained in the Forward-Looking Statements at the front of this Report.

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

If any of the events described below were to occur, the Company's business, prospects, sales efforts, financial condition, results of operations and/or cash flow could be materially adversely affected:

      o an inability to raise capital from the sale of equity or debt to private investors or from government grants or development contracts, in order to fund the Company's operations at current levels;
      o an inability to obtain, as and when needed, additional financing on commercially reasonable terms;
      o     an inability to achieve profitability or positive cash flows;
      o an inability to shift resources toward the implementation of the Company's plan to commercialize, manufacture and market the Company's initial prototype devices;
      o an inability to transition the Company's prototypes into commercial products meeting certain specifications which satisfy the demands of prospective customers;
      o     an inability to develop and market viable products;
      o an inability to control the damage done to the ability to sell products and/or raise funds if product demonstrations conducted by the Company are unsuccessful;
      o an inability to reallocate resources successfully if initial product lines prove unsuccessful;
      o an inability to predict and control international risk that could materially harm our business, including the threat of terrorism;
      o an inability to continue as a going concern as previously noted by the Company's independent auditors;
      o an inability to manufacture, or contract for the manufacture of, the Company's products in a scalable and cost-effective manner, producing sufficient quantities on a timely basis under strict quality guidelines and in compliance with regulatory requirements;
      o an inability to defend against and resolve pending or future litigation including any civil lawsuits, including the class action suits, and certain disputes involving former consultants and employees;
      o an inability to reconcile any potential payroll tax and use tax liabilities;
      o an inability to maintain directors and officers insurance coverage and other protections against legal claims;
      o an inability to properly record and protect the Company's intellectual property rights, and the inability to bring or defend against claims of intellectual property infringement;
      o an inability to recruit and maintain quality management, improve internal controls of operations and attain optimal distribution of executive powers within the Company;
      o an inability to obtain approvals from the U.S. Nuclear Regulatory Commission, U.S. Department of Commerce, U.S. Department of the State, and any other state or federal regulatory agency if and as applicable;
      o changes in the regulatory and legislative environment affecting governmental laws and licensing requirements, including without limitation export restrictions and controls, which may affect the ability of the Company to sell and support its products;
      o risks associated with the budget processes of governmental agencies and departments affecting the availability of future government funding for future product development and procurement;
      o risks associated with international sales including, but not limited to, changes in domestic and foreign regulatory requirements, political instability in targeted foreign markets, differences in technology standards, possible foreign currency controls, longer payment cycles and inadequate collection systems, fluctuations in currency exchange rates, inconsistent intellectual property protections among foreign jurisdictions, export restrictions, tariffs, embargoes or other sales barriers, prejudicial employment laws and business practices, difficulties in obtaining and managing distributors, and potentially negative tax consequences;
      o changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in the average selling prices of the CarBomb Finder(TM) and SIEGMA(TM), caused by promotional offerings, contracted discounts, customer volume orders, and competitive pricing pressures;
      o an inability to adapt to rapid technological change or shifts in market needs;
      o current or future dependence upon a limited number of suppliers for certain component parts;
      o an inability to anticipate and resolve problems with, or customer service issues related to, unqualified variables in product performance, dependability and usage, as well as maintenance requirements that could affect market acceptance and perceptions about the Company's products and after market service capabilities;
      o product liability and related claims if products were to malfunction or fail to detect substances such as explosives accurately, or at all;
      o a limited number of customers and an inability to identify and address additional markets or applications for the Company's technologies;

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

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                 October 31,    April 30,
                                    2005          2005
                                 -----------   ----------

 Prepaid professional services   $   102,128   $   44,553
 Prepaid insurance                   111,422       10,060
 Equipment deposits                  166,382      311,042
 Other                                17,062       16,174
                                 -----------   ----------
TOTAL                            $   396,994   $  381,829
                                 ===========   ==========

NOTE 6 - INVENTORY

During the six months ended October 31, 2005, the Company continued to acquire components in anticipation of future assembly and sale. Total net inventory as of October 31, 2005 was $943,891. The Company values its inventory at the lower of cost or market. The Company performs quality control reviews of its components and records inventory reserves based upon specific identification of potentially defective units. The Company generally does not maintain inventory reserves based on obsolescence or risk of competition because the shelf life of its products is long. However, if the Company's current assumptions about demand or obsolescence were to change, additional inventory reserves may be needed, which could negatively impact the Company's product gross margins. The Company's inventory reserves were $37,000 and $0 as of the six months periods ended October 31, 2005 and 2004, respectively.

SFAS 2, Accounting for Research and Development Costs, allows an enterprise to draw from its normal inventory and convert the inventory for research and development purposes. During the six months ended October 31, 2005, the Company converted $157,837of normal inventory to research and development equipment.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                 October 31,   April 30,
                                    2005          2005
                                 -----------   ----------

 Prototype equipment             $ 1,093,326   $  327,747
 Laboratory equipment                376,585      535,110
 Furniture and fixtures               88,781       70,587
 Leasehold improvements               51,150       51,150
 Web site development                 14,400       14,400
                                 -----------   ----------
                                   1,624,242      998,994

 Less accumulated depreciation       543,528      456,914
                                 -----------   ----------
              TOTAL              $ 1,080,714   $  542,080
                                 ===========   ==========

Depreciation and amortization expense for the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, was $165,875, $102,617, and $622,792, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

The Company's former majority-owned subsidiary, Microdevices, which as of January 25, 2005 was merged with the Company, is in the process of filing or amending certain of its IRS Forms W-2 and 1099, and certain payroll tax returns for the tax years ended December 31, 1997 through 2002, with respect to the issuance of shares of Microdevices common stock for services rendered to officers, employees, directors, legal advisors and consultants. As of October 31, 2005, the Company has an accrual of $438,311 for payroll tax, penalties and interest related to these returns. The Company has filed returns for years 1998, 1999 and 2000 and intends to file, or amend as necessary, all remaining outstanding 1099's, W-2's and payroll tax returns as soon as possible. In November 2005, the Company received notice of the filing of a Federal Tax Lien in the amount of $52,652 for the tax, penalties, and interest on the returns filed for years 1998, 1999 and 2000 and is currently negotiating a payment plan.

Excluding the payroll tax liability mentioned above, the Company has accrued payroll and payroll tax of $51,371 as of October 31, 2005, which includes deferred salaries for certain employees.


NOTE 9 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following as of the periods ended:

                                 October 31,   April 30,
                                    2005          2005
                                 -----------   ----------

 Capital lease for equipment,
  secured by the equipment,
  with an effective interest rate
  of 17.205% per annum through
  October 2007, with monthly
  payments in the amount of $237.$     4,619   $    5,595

 Capital lease for equipment,
  secured by the equipment, with
  an effective interest rate of
  8.99% per annum through October
  2007, with monthly payment in
  the amount of $749.74.              16,413           --
                                 -----------   ----------
                                      21,032        5,595

 Less current portion            $    10,061   $    5,595
                                 -----------   ----------
 LONG-TERM PORTION               $    10,971   $       --
                                 ===========   ==========


NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                 October 31,   April 30,
                                    2005          2005
                                 -----------   ----------

 Notes payable to employees for
  deferred compensation,
  unsecured and bearing interest
  at 5% per annum.                     7,125       37,125
                                 -----------   ----------
                                       7,125       37,125

 Less current portion            $     7,125   $   37,125
                                 -----------   ----------
 LONG-TERM PORTION               $        --   $       --
                                 ===========   ==========

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                 October 31,   April 30,
                                    2005          2005
                                 -----------   ----------

 Notes payable to a shareholder
  of the Company, unsecured,
  bearing interest at 10.5% per
  annum, or 15% per annum upon
  default, and due on demand.    $    40,000   $   40,000

 Note payable to a shareholder of
  the Company, unsecured, bearing
  interest at 10.5% per annum,
  and due on demand                   45,000       45,000

 Note payable to legal counsel of
  the Company, unsecured, bearing
  interest at 5% per annum and
  due on demand. The note was
  subsequently converted into
  equity in June 2005.                    --       14,000
                                 -----------   ----------
                                      85,000       99,000

 Less current portion                 85,000       99,000
                                 -----------   ----------
 LONG-TERM PORTION               $        --   $       --
                                 ===========   ==========


NOTE 12 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                                   October 31,   April 30,
                                                                                      2005         2005
                                                                                   -----------   ---------
 Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand
   The holders of the notes have the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any time. In October 2005, the Company induced conversion of $198,930 of the notes, plus accrued interest, by reducing the conversion price
   to $0.60 per share.                                                             $   397,860   $ 596,790

 Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holders of the notes have the option to convert the principal and interest into shares of common stock of the company at $0.85 per share at any time. In October
   2005, the Company induced conversion of $12,744 of the notes, plus accrued
   interest, by reducing the conversion price to $0.60 per share                        25,488      38,232

 Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand The holders of the notes have the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any time. In October 2005, the
   Company induced conversion of $12,687 of the notes, plus accrued interest, by
   reducing the conversion price to $0.60 per share.                                    25,374      38,061
                                                                                   -----------   ---------
                                                                                       448,722     673,083

 Less current portion                                                                  448,722     673,083
                                                                                   -----------   ---------
 LONG-TERM PORTION                                                                 $       --    $      --
                                                                                   ===========   =========

NOTE 13 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of the periods ended:

                                                                                   October 31,   April 30,
                                                                                      2005         2005
                                                                                   -----------   ---------
Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in June 2006. The holder has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The CNP were issued with detachable warrants to purchase shares of common stock with a three and one-half year term as follows:
 1,066,666 at $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at
 $1.25 per share. The holder also has registration rights on the underlying shares, and has received as penalties for the failure to register them (i)
 additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants and (ii) additional CNP equal to 2% of the original face amount, or principal balance, each month until the securities
 became eligible for sale without registration under Rule 144.                     $   240,000   $      --

Convertible note payable, unsecured, bearing interest at 5% per annum due in
 June 2006, issued as a penalty to holders as a result of the Company's inability to file a registration statement within certain specified deadlines, covering and reflecting the same terms as, the convertible notes payable referenced above, with the exception of
 penalties.                                                                             38,400          --

Convertible notes payable ("CNP") to various investors, unsecured, bearing interest of 10% per annum, and coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 31% to 50%, due in October 2006. The CNP were issued with detachable warrants to purchase 240,000 shares of common stock with a three year term at $0.80 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. Additionally, the CNP are subject to mandatory conversion into equity securities if the Company enters into any sale of equity or equity-based securities which yields gross proceeds to the Company of at least $2,500,000.
 The CNP are reduced by the unamortized debt discount of $79,870 for the
 relative values of the beneficial conversion feature and detachable warrants.         220,130          --
                                                                                   -----------   ---------
                                                                                       498,530          --
                                                                                   -----------   ---------
Less current portion                                                               $   498,530   $      --
                                                                                   -----------   ---------
LONG-TERM PORTION                                                                  $        --   $      --
                                                                                   ===========   =========

In accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of the $240,000 convertible note payable with detachable warrants for the beneficial conversion feature. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values. This resulted in $209,956 being allocated to warrants and $30,044 to debt. Since the convertible note payable was deemed subject to possible rescission rights, the debt discount was immediately expensed, resulting in a combined expense of $240,000 in June 2004.

NOTE 14 - CONVERTIBLE NOTES PAYABLE DEEMED SUBJECT TO RESCISSION RIGHTS

Convertible notes payable deemed subject to rescission rights consisted of the following as of the periods ended:

                                                                                   October 31,   April 30,
                                                                                      2005         2005
                                                                                   -----------   ---------

Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable
 warrants, an estimated effective annual interest rate of 49%, due in
 June 2006 (excluding $10,000 due in January 2006).  In June 2005, the holders converted $70,000 of the CNP into shares of common stock. As of
 October 31, 2005, the remaining $240,000 of CNP was reclassified as convertible notes payable. The outstanding CNP is more fully described
 in Note 13.                                                                       $        --   $ 310,000

Convertible note payable, unsecured, bearing interest at 5% per annum due in
 June 2006, issued as a penalty to holders as a result of the Company's inability to file a registration statement within certain specified deadlines.
 As of October 31, 2005, the CNP was reclassified
 as convertible notes payable and is more fully described in Note 13.                       --      37,800

Convertible note payable ("CNP"), unsecured, bearing interest at 5% per annum, and, coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%. The CNP are due January 2006 and may be converted at $0.45 per share at any time before maturity. The CNP included detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share. Said detachable warrants issued in the first closing have since expired.
 In June 2005, the holder converted all principle and accrued interest into common shares. The holder has registration rights on the shares issued upon conversion, as well as rights to a second closing for up to $400,000 of CNP prior to filing a registration statement with similar terms. The shares issued upon conversion have been deemed no longer
 subject to rescission.                                                                     --     185,000
                                                                                   -----------   ---------
                                                                                            --     532,800
                                                                                   -----------   ---------
Less current portion                                                               $        --   $ 532,800
                                                                                   -----------   ---------
LONG-TERM PORTION                                                                  $        --   $      --
                                                                                   ===========   =========

Some of the above convertible notes payable effected during the period when the referenced registration statement was on file may be subject to integration with previous sales of convertible notes payable to some holders. Earlier, the Company sold securities to the investors in a private offering, at the same time the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws concerning the contemporaneous sale of securities by the Company at different terms, where the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. If this is the case, the purchasers of convertible notes payable may have similar rescission rights available to certain of the shareholders as described in Note
15. (See Note 15 for a full description of the circumstances surrounding the rescission rights of the shareholders). Accordingly, the Company may be required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate, and the securities would be cancelled.

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice it has received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified all convertible notes payable deemed subject to rescission rights to convertible notes payable as of October 31, 2005.

NOTE 15 - SALES OF COMMON STOCK DEEMED SUBJECT TO RESCISSION RIGHTS

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

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified 4,063,462 of 4,132,008 shares of common stock deemed subject to rescission rights to common stock and additional paid in capital, and eliminated the related current liability. For the six months period ended October 31, 2005, the Company reclassified 243,466 of the 312,012 shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, further reducing the recorded current liability for shares deemed subject to rescission rights from $199,560 to $50,000. Based upon the advice received, the Company anticipates reclassifying the remaining 68,546 shares deemed subject to rescission rights and eliminating the remaining current liability of $50,000 in the current fiscal year.

NOTE 16 -RESEARCH AND DEVELOPMENT COSTS

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

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elected to continue with the Company. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. As of October 31, 2005, the Company earned and collected $367,141 in cooperative financing from the TSA to complete Stage 1.

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army early 2006. As of date, the Company has received payment in the amount of $222,716 for its performance to date.

Below is a summary of research and development costs for the following periods:

                                                                  Period from
                                           Six months ended      August 21, 1995
                                              October 31,         (Inception) to
                                     --------------------------    October 31,
                                         2005           2004          2005
                                     -----------    -----------    -----------
Research and development costs       $ 1,138,664    $   617,116    $ 5,788,807
Grant proceeds earned                   (283,822)      (182,472)    (1,736,596)
                                     -----------    -----------    -----------
Net research and development costs   $   854,842    $   434,644    $ 4,052,211
                                     -----------    -----------    -----------

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

In November 2004, as amended in July 2005, the Company entered into a consultancy agreement with an independent contractor to provide product engineering management, which provides for services to be rendered for a period of one year, subject to a review on June 1, 2005. Under the agreement, the Company is obligated to pay the contractor $1,924 per week, which may be paid in a combination of cash, stock and/or options. In November 2005, the Company did not renew the consultancy agreement and ceased to receive the specified services.

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

In June 2005, the Company executed an engagement letter agreement with an independent contractor to provide production and manufacturing consulting for the Company for a three-month period. Major terms of the agreement are as follows:

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

In October 2005, the Company terminated the engagement agreement and ceased to receive the specified services.

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

In September 2005, the Company entered into a subcontract with a defense technology organization with regard the assessment of the Company's technologies and a demonstration of its robot-borne explosive detection equipment, under which the Company will receive a performance payment in an amount not to exceed $33,600.

                           PLACEMENT AGENCY AGREEMENTS

In September 2005, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

      o The term of the agreement will be for one year, however, the Company may cancel after 30 days, with 5 days written notice, in the event the placement agent is not successful in completing at least $2 million of financing.
      o The Company will pay a retainer in the amount of $10,000, which shall be deducted from any fees due under the agreement.
      o The Company will pay a success fee equal to 10% of any of the gross proceeds received by the Company derived from the efforts of the placement agent for any amounts up to $3 million and 7% for that amount in excess of $3 million, plus reimbursable expenses not to exceed $10,000 without written approval of Company.
      o In connection with advisory services related to strategic transactions, the Company shall pay the placement agent a cash fee of 3% of the aggregate value/consideration received.

      o The Company will issue the placement agent warrants to purchase 8% of the amounts of securities placed with investors through the efforts of the placement agent. The exercise price of the warrants will be equal to the price at which the securities were placed. The warrants vest immediately, expire four years from the date of grant, and include "piggyback" registration rights.
      o As part of the agreement, the Company executed a separate letter indemnifying the placement agent and its related parties for services provided under the engagement letter.

                              EMPLOYMENT AGREEMENTS

In January 2005, the Company entered into an employment agreement for the employment of its current Senior Vice President. Major commitments in the agreement are as follows:

      o The Company must pay its Senior Vice President an annual base salary of $200,000, of which $140,000 will be payable in cash in cash, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 30, 2005, one due August 31, 2005, and one due November 30, 2005
      o The Company must pay the fee required under the Senior Vice President's contract with his then current employer for his conversion from consultant employee, which should not exceed $12,000.
      o The Company granted its Senior Vice President a stock option to purchase 500,000 shares of common stock which shall be exercisable at a price no greater than the average trading price for the last thirty (30) day. The option shall be 33% vested on May 1, 2005, 66% vested on September 1, 2005, and 100% vested on December 31, 2005.
      o If the employment agreement is terminated by the Company without cause, the Company must pay its Senior Vice President on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.
      o The Company will provide its Senior Vice President with comprehensive family medical and dental healthcare benefits.

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

In March 2005, the Company entered into an employment agreement with its Controller. Major commitments included in the agreement are as follows:

      o The Company must pay its Controller an annual base salary of $200,000, of which $125,000 will be payable in cash in cash and/or stock, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 6, 2005, one due August 6, 2005 and one due January 6, 2006.
      o The Company has the option to prepay services of its Controller with common shares having a value equivalent to six (6) months of the above stated salary in the event the Company files a registration statement on S-8.
      o The Company granted its Controller a stock option to purchase 500,000 shares of common stock with an exercise price of $0.72 per share. The option will vest 60% on April 6, 2005 and fully vest on July 6, 2005.
      o If the employment agreement is terminated by the Company without cause, the Company must pay its Controller on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.
      o The Company will provide its Controller with comprehensive family medical and dental healthcare benefits.

Effective October 2005, the Company entered into an employment agreement with an executive assistant in which the Company committed to pay the executive assistant an annual base salary of $42,000 in cash. Pursuant to the employment agreement, the executive assistant may participate in the Company's stock option plan, receive standard medical and dental healthcare benefits and tuition reimbursement.

Effective October 2005, the Company entered into an employment agreement with a junior research scientist in which the Company committed to pay the scientist an annual base salary of $52,000 in cash and $24,000 in shares of common stock in equal quarterly installments if the Company files a registration statement on Form S-8. Pursuant to the employment agreement, the scientist may participate in the Company's stock option plan and will receive standard medical and dental healthcare benefits.

                          PURCHASE AND SALES AGREEMENTS

In April and May 2004, the Company issued a purchase order for neutron generators at a total cost of approximately 678,000 euros, or approximately $813,260. The generators were scheduled to be delivered approximately one per month, starting in August 2004. The delivery schedule for the above-mentioned neutron generator order was protracted due to delays by the manufacturer. As of October 31, 2005, the Company has received only 4 neutron generators on order with this vendor. The Company has the option to lease these units from the vendor for up to 12 months. Under the terms of the lease, the Company is required to pay $10,200 (euros), approximately $12,235 per generator prior to or upon receipt, with the remaining balance due in twelve monthly lease payments of $4,800 (euros), approximately $5,760 each. Anytime during the lease term, or at the end of the lease, the Company has the option to convert the lease to a purchase and apply 80% of the monthly payments towards the purchase price of approximately $95,000 per unit.

In May 2004, the Company ordered gamma radiation detectors for a total cost of $1,368,000. The Company began receiving the detectors in May and will continue to receive these units at varying intervals. Payment terms for the detectors are 50% due upon order and the balance due 30 days following receipt and acceptance by the Company. As of October 31, 2005, the Company received gamma radiation detectors in the aggregate sum of $590,000. Due to its decision to better balance inventory, the Company had delivery halted for the remaining gamma radiation detectors until such time it receives orders sufficient to justify adding to the inventory of the detectors.

In November 2004, the Company issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to the Company's SuperSenszorTM program and the Company's cooperative research agreement with the TSA. As of October 31, 2005, the Company has received one of the generators and has a remaining non-refundable deposit of $92,997 against the remaining unit which is to be delivered the later of fourteen weeks of acceptance, twelve weeks after progress payment or eight weeks following receipt by manufacturer of API window.

In January 2005, the Company received an order for one SIEGMATM system, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from a company located in Tenerife, Canary Islands, Spain. Payment of the balance in the amount of $227,000 is due upon testing and acceptance of the unit, which has been postponed due to delays in the securing of the purchaser of the appropriate licenses and end-used permits for local regulatory bodies.

In February 2005 and in March 2005, the Company issued purchase orders in the amount of $304,000 and $611,000, respectively, for robotic vehicles to be used to facilitate remote deployment of its explosive detection devices. Under the terms of the purchase orders, the Company is to be notified thirty-days prior to shipping with payment due thirty-days following receipt. As of July 31, 2005, the Company received all of the robotic vehicles ordered, then in October 2005 returned four of the units for a complete cancellation of the amount owed for those units.

In May 2005, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of two SIEGMATM systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, the Company received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104. In September 2005, the Company received a down payment in the amount of $375,581 and in November 2005, the Company invoiced for the balance of the purchase order following completion of Factory Acceptance Test and launch of customization and integration program. During the first six months, the Company will provide the buyer with any upgrades made to the hardware and software delivered as part of its cooperative sales program and one year of maintenance and service.

                           MEMORANDUM OF UNDERSTANDING

On January 28, 2005, the Company entered into a non-binding Memorandum of Understanding ("MOU") to form a joint venture company which will establish and maintain an assembly, testing, sales and service center in Tenerife, Spain. The parties intend that the joint venture company will provide for the construction and/or build-out of an assembly, testing, and service center the Company's Stoitech(TM) explosive detection products, including the CarBomb Finder(TM) and SIEGMA systems, as well as sell and market these products to private, governmental and military clients, including NATO, throughout Spain and the European Union on an exclusive basis, and throughout South America and Africa on a non-exclusive basis, subject to certain conditions and exclusions. The Company is currently working on completing definitive agreements related to the proposed joint venture and had proposed the formation of a commission to secure EU governmental support.

                                 LEASE AGREEMENT

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. In October 2005, the Company extended the lease for an additional year adding 2,265 square feet of space within the same building, bringing the total building space to 13,262. The new space is being used additional offices, inventory storage, with space set aside for some product assembly. The Company also has an option for additional space if needed for expanded assembly or manufacturing. The addendum for one additional year provides for monthly rent of $17,591. The Company also leases 2,400 feet of outdoor testing space which is included in the monthly rent under the terms of the addendum. Rent expense for the six months ended October 31 was $87,662. The addendum to the lease expires October 2006 and the aggregate future minimum payment under the lease agreements is $202,291.

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

In October 2003, the Company notified YSCI that it was terminating its contract. In February 2004, YSCI filed a Demand for Arbitration, alleging that the Company breached the consulting agreement and seeking to recover $450,000 in unpaid consulting fees. In April 2004, YSCI amended its Demand for Arbitration to include a claim for commissions that YSCI claims it is owed in connection with investments made by individuals who purchased shares of the Company's stock. The Amended Demand for Arbitration also seeks a determination as to whether Mr. Yeffet is entitled to exercise options to purchase 500,000 shares of common stock issued to him under the Company's Stock Option Agreement. In June 2004, the Company filed an answer generally denying YSCI's allegations set forth in the original and amended Demands for Arbitration. The Company also filed a cross Demand for Arbitration seeking disgorgement of all monies paid to YCSI and rescission of the consulting agreement and stock option agreement. Depositions in this matter began in New Jersey on December 15, 2004 for the Company and in January 2005 for YSCI. At present, the parties are exchanging discovery and awaiting arbitration hearings to commence within the next 30 to 60 days.. The Company intends to defend itself vigorously in the arbitration. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the arbitration.

Prior to its termination, YSCI was granted options to purchase 1,000,000 shares of common stock with an exercise price of $1 per share and exercisable for six years from the date of grant. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after the achievement of certain milestones. The vested 500,000 stock options were valued at $761,000.

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company, its Chairman, among other named defendants on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defend itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part Motions to Dismiss filed by the Company, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that the Company filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed the Company that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Company counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

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

In October 2005, a claim was filed against the Company with the Supreme Court of the County of New York, New York by HWH Enterprises ("HWH") (Index No. 603438/05). HWH is seeking collection of $101,621.18 allegedly owed to it for its public relations services purported to have been provided to the Company during the prior fiscal year. The Company engaged local counsel and intends to defend itself and counsel will respond with appropriate challenges. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

                              MINORITY SHAREHOLDERS

On January 25, 2005, Microdevices was effectively merged into the Company through a short form merger effected by the Company and certified by the Secretary of the State of Delaware, whereupon the Company assumed all assets and liabilities of Microdevices. Under the terms of the merger, the Company issued 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of HiEnergy Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of the Company's common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

                            CONVERTIBLE NOTES PAYABLE

As of October 31, 2005, the Company has outstanding $578,400 of convertible notes payable ("CNP") issued to investors, which together with accrued interest are convertible into 1,164,918 shares of common stock. The $578,400 of CNP includes $300,000 of convertible notes issued by the Company to various investors in September and October 2005, which bear interest at 10% per annum (except if an event of default in which case they bear interest at the default rate of 12% per annum from the default date until such default is cured or waived) and are due in October 2006. The CNP were issued with detachable warrants to purchase 240,000 shares of common stock with a three year term at an exercise price of $0.80 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. If the Company enters into any sale of equity or equity-based securities which yields gross proceeds to the Company of at least $2,500,000, the holders must exercise this conversion option. The Notes are senior to all of the Company's existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000. The CNP has been recorded net a remaining unamortized debt discount of $79,870 for the relative values of the beneficial conversion feature and detachable warrants.

In June 2004, we issued $240,000 of CNP and together with $38,400 of CNP issued as a penalty due to the Company's inability to file an effective registration statement , and with accrued interest of $19,729 are convertible into 662,509 common shares. The notes have two-year maturities in which the holders of the notes have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events. The CNP also had detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. The CNP and detachable warrants have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional CNP equal to 2% of the original face amount, or principal balance, and/or (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or when the penalties become impermissible as a matter of law as prescribed in the instrument, or can be sold without registration under Rule 144.

In June 2005, a note holder converted $185,000 of convertible notes originally purchased in January 2004, plus $11,932 of accrued interest into 437,627 shares. The holder maintains an option to purchase an additional $400,000 worth of CNP, which have detachable warrants to purchase a number of shares of common stock which terminates prior to the filing of the Company's next registration statement.

In July 2005, a note holder converted $70,000 of convertible notes, originally purchased in January 2004 and $11,400 worth of convertible notes accrued as penalties for the Company's failure to timely file a registration statement, plus $3,739 of accrued interest into 189,917 shares.

                   CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

As of October 31, 2005, the Company has outstanding $448,722 of convertible notes payable - related parties to its former legal counsel for conversion of accounts payable which are unsecured, bearing interest at 10% per annum and became due on demand in April 2005. The convertible notes payable - related parties, together with accrued interest may be converted into 547,714 shares of common parties at a conversion prices between $0.85 and $1.00 per share at any time. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events with respect to the issuance of the Company's common stock. In October 2005, the related party converted $224,361 of the convertible notes, plus $46,856 of accrued interest into 452,028 committed shares, subsequently issued in November 2005.

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

As of October 31, 2005, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements. The warrants issued as penalties whose underlying shares are estimated below are exercisable at prices ranging from $0.45 to $1.75.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through April 30, 2006, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                                                        Number of Shares
                                Shares of Common            Underlying
                                    Stock                   Warrants
                                ----------------        ----------------
   Nov-05                                 98,780                 506,176
   Dec-05                                 90,795                 509,783
   Jan-06                                 78,439                 540,009
   Feb-06                                 79,550                 514,367
   Mar-06                                 74,750                 523,259
   Apr-06                                 68,750                 525,951
                                ----------------        ----------------
   Total                                 491,064               3,119,545
                                ----------------        ----------------

The above estimates reflect monthly amounts to be issued or committed and may not correspond to amounts appearing elsewhere in this report due to accruals for expense purposes.

For illustrative purposes only, the table below estimates the number of shares underlying warrants that will be exercisable under cashless provisions. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant by a cashless exercise. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised. These common shares would be issued to the holder with no proceeds to the Company.


                                Number of Shares
                                   Underlying
                                    Warrants
                                ----------------
                  Nov-05                 826,524
                  Dec-05                 426,414
                  Jan-06               1,504,445
                  Feb-06                      --
                  Mar-06                      --
                  Apr-06                      --
                                ----------------
                  Total                2,757,383
                                ----------------


                         GOVERNMENT CONTRACT COMMITMENTS

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7TM over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of October 31, 2005, the Company earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7TM, once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress. The Company recognizes the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. As of October 31, 2005, the Company had collected all receivables due it in completion of Phase II.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elected to continue with the Company. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognized the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of October 31, 2005, the Company had collected all receivables due it in completion of Stage 1.

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army early 2006. As of date, the Company has received payment in the amount of $222,716 for its performance. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, the Company receives payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

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

                                  SUBSIDIARIES

In August 2005, the Company formed a wholly-owned subsidiary, HiEnergy Leasing Co., for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

NOTE 18 - COMMON STOCK

                    COMMON STOCK ISSUED OR COMMITTED FOR CASH

During the six months ended October 31, 2005 and 2004, and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue 3,564,447, 1,805,058 and 17,316,321 shares of common stock, respectively, in exchange for cash of $1,620,000, $1,145,756 and $8,364,424, respectively. Included in both the current period amount and the inception-to-date amount are 68,546 shares sold deemed subject to rescission rights for $50,000. Of the 3,564,447 shares sold during the six months ended October 31, 2005, 191,111 shares remained committed.

               OFFERING COSTS ON ISSUANCE OF COMMON STOCK FOR CASH

During the six months ended October 31, 2005 and 2004, and the period from August 21, 1995 (inception) to October 31, 2005, the Company incurred offering costs of $42,000, $31,750 and $181,768, respectively. During the six months ended October 31, 2005 the Company issued 106,667 shares of common stock as offering costs.

    COMMON STOCK ISSUED OR COMMITTED FOR SERVICES RENDERED OR TO BE RENDERED

During the six months ended October 31, 2005 and 2004, and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue 333,359, 342,455 and 14,092,341 shares of common stock, respectively, in exchange for services rendered or to be rendered, valued at the fair market of the common stock issued of $233,391, $452,815 and $5,496,715, respectively. Included in the current period and inception-to-date amount remains $36,920 for prepaid services which will be expensed in future periods.

Details of the services performed, in consideration for the common stock, during the six months ended October 31, 2005, are as follows:

      o During the six months ended October 31, 2005, 30,000 restricted shares of common stock valued at $21,000 were issued to a design/manufacturing consultant as compensation for services.
      o During the six months ended October 31, 2005, 104,000 restricted shares of common stock valued at $73,840 were issued for prepaid Edgar filing services, of which $36,920 was expensed in the current period with the remaining balance of $36,920 a deposit to be applied against future filing services.
      o During the six months ended October 31, 2005, 154,359 restricted shares valued at $108,051 were issued or committed to settle accounts payable of $70,820 for prior legal services. The difference between the GAAP value of the shares and the accounts payable balance of $37,231 was expense in the current period.
      o During the six months ended October 31, 2005, the Company issued or committed to issue a total of 45,000 restricted shares of common stock valued at $30,500 to members of its Board of Directors for their attendance at scheduled meetings. Each member of the Company's board received 5,000 restricted shares of common stock for each meeting attended.

 COMMON STOCK ISSUED OR COMMITTED ON THE CONVERSION OF CONVERTIBLE NOTES PAYABLE

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue 1,079,572, 192,308 and 2,977,909 shares of common stock, respectively, for the outstanding principal and accrued interest on convertible notes payable balances of $553,612, $100,000 and $1,386,325, respectively. Included in both the current period and inception-to-date conversions are 452,028 shares still committed as of October 31, 2005. These 452,028 shares represent 273,855 shares committed upon conversion of $271,217 of convertible notes payable plus accrued interest, and 178,173 shares committed valued at $106,904 for the induced conversion of the convertible note. The inception-to-date shares also include 944,444 shares committed at the end of fiscal-year 2004 for a subscription receivable collected at the beginning of fiscal-year 2005 in the amount of $425,000.

            COMMON STOCK ISSUED ON THE CONVERSION OF PROMISSORY NOTES

During the six months ended October 31, 2005, the Company issued 32,820 shares of common stock for the settlement of outstanding promissory notes and accrued interest in the aggregate amount of $14,769.

            COMMON STOCK ISSUED ON THE CASHLESS EXERCISE OF WARRANTS

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued 22,463, 1,046,687 and 1,895,294 shares of common stock, respectively, on the cashless exercise of warrants.

       COMMON STOCK ISSUED OR COMMITTED AS A PENALTY FOR LATE REGISTRATION

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue 562,898, 1,423,025, and 3,460,655 shares of common stock, respectively, as penalty expenses in the amount of $372,706, $1,559,844 and $3,679,194, respectively, for the late registration of the Company's common stock. See "Note 17 - Commitments and Contingencies, Penalty Securities".

NOTE 19 - STOCK OPTIONS AND WARRANTS

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

The following summarizes the stock option and warrant transactions for employees and other service providers:

                                                   Stock
                                     Weighted      Options      Weighted                      Weighted
                                     Average       and          Average       Total           Average
                     Stock           Exercise      Warrants     Exercise      Options         Exercise
                     Options         Price         Non-         Price         And             Price
                     Employee        Per Share     Employee     per Share     Warrants        per Share
                     -------------   ----------    ----------   -----------   -------------   ----------
 Outstanding,
August 21, 1995
 (inception) to
April 30, 2001           2,482,011   $     0.13         1,051   $      0.28       2,483,062   $     0.13

 Granted                   287,653   $     0.20       346,373   $      0.28         634,026   $     0.24
                     -------------   ----------    ----------   -----------   -------------   ----------
 Outstanding,
April 30, 2002           2,769,664   $     0.14       347,424   $      0.28       3,117,088   $     0.16
                     =============   ==========    ==========   ===========   =============   ==========

 Granted                 3,461,755   $     1.24     2,002,726   $      2.02       5,464,481   $     1.43

 Canceled              (2,264,208)   $     1.33       (1,051)   $      0.28     (2,265,259)   $     1.33

 Outstanding,
April 30, 2003           3,967,211   $     0.42     2,349,099   $      1.76       6,316,310   $     0.84
                     =============   ==========    ==========   ===========   =============   ==========

Granted                  1,738,221   $     1.03     1,029,000   $      1.11       2,767,221   $     1.01

Canceled               (1,058,483)   $     1.42     (119,705)   $      0.36     (1,178,188)   $     1.31

Outstanding
April 30, 2004           4,646,949   $     0.42     3,258,394   $      1.61       7,905,343   $     0.83
                     -------------   ----------    ----------   -----------   -------------   ----------
Granted                  2,956,980   $     0.76       100,000   $      0.99       3,056,980   $     0.77

Canceled                  (910,000)  $     1.08      (876,668)  $      2.79      (1,786,668)  $     1.92
                     -------------   ----------    ----------   -----------   -------------   ----------
Outstanding
April 30, 2005           6,693,929   $     0.70     2,481,726   $      1.17       9,175,655   $     0.82
                     -------------   ----------    ----------   -----------   -------------   ----------
Granted                    520,000   $     0.68       157,179   $      0.69         677,179   $     0.68

Canceled                 (220,000)   $     0.73            --   $        --        (220,000)  $     0.73

Outstanding
October 31, 2005         6,993,929   $     0.69     2,638,905   $      1.14       9,632,834   $     0.82

Exercisable
October 31, 2005         5,940,596   $     0.68     2,138,905   $      1.17       8,079,501   $     0.81
                     -------------   ----------    ----------   -----------   -------------   ----------

The weighted-average remaining contractual life of the options and warrants outstanding at October 31, 2005 was 4.05 years. The exercise prices of the options and warrants outstanding at October 31, 2005 ranged from $0.01 to $2.95, and information relating to these options and warrants is as follows:

                                                                        Weighted-       Weighted-
                                                       Weighted-         Average         Average
                                                        Average          Exercise        Exercise
                          Stock           Stock        Remaining         Price of        Price of
        Range of        Options &       Options &     Contractual       Options &       Options &
        Exercise        Warrants         Warrants         Life           Warrants        Warrants
         Prices        Outstanding     Exercisable      (years)        Outstanding     Exercisable
      -------------    -----------     -----------    -----------      -----------     -----------
      $0.01 - $0.99      6,514,391       5,653,558           4.39      $      0.48     $      0.44
      $1.00 - $1.99      2,184,454       1,491,954           3.70      $      1.09     $      1.13
      $2.00 - $2.99        933,989         933,989           2.48      $      2.54     $      2.54
                       -----------     -----------
                         9,632,834       8,079,501
                       ===========     ===========


         WARRANTS ISSUED OR COMMITTED TO INVESTORS AND PLACEMENT AGENTS

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, the Company issued or committed to issue warrants to purchase 8,580,018, 2,840,316, and 28,623,314 shares of common stock to investors and placement agents in private placements.

               WARRANTS ISSUED OR COMMITTED FOR SERVICES RENDERED

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue warrants to purchase 157,179, 100,000, and 1,435,408 shares of common stock, respectively, for services rendered. The warrants were valued at $42,362, $38,573 and $1,018,397, respectively, which is the fair value as determined by the Black-Scholes option pricing model. Warrants issued in the current period to purchased 77,179 common shares were issued in conjunction with common stock to settle accounts payable for prior legal services. As the GAAP valuation of the common stock more than offset the accounts payable balance, the $22,531 value of the warrants was expensed in the current period. A warrant was issued in the current period to purchase 50,000 common shares valued $11,369 for prepaid Edgar filing services, of which $5,685 of the amount was expensed during the current period and $5,684 remained as a deposit to be applied against future filing services.

Details of the warrants issued for services performed or to be performed during the six months ended October 31, 2005 are as follows:


No. of Warrants      50,000           77,179           30,000
                    ----------     ----------        -----------
Grant               June 2005        June 2005        June 2005
Term                Three Years      Five Years       Three Years
Compensation
   value             $ 11,369         $ 22,531         $8,463
Stock price on
 commitment date     $ 0.65           $ 0.70           $0.70
Exercise price       $ 0.75           $ 0.65           $0.68
Expected life        1.0 years        1.0 years        1.0 years
Risk-free rate
  of return          3.51%            3.61%            3.61%
Expected annual
  volatility         100%             100%             100%
Annual rate of
  dividends          0%               0%               0%
Services provided   Edgar Filing     Prior Legal       Manufact.
                     Services          Fees             Planning

          WARRANTS ISSUED OR COMMITTED AS PENALTY FOR LATE REGISTRATION

During the six months ended October 31, 2005 and 2004 and the period from August 21, 1995 (inception) to October 31, 2005, the Company issued or committed to issue warrants to purchase 2,424,057, 1,050,664, and 5,080,135 shares of common stock, respectively, as a penalty with a fair value of $632,703 , $841,383 and $2,151,731, respectively, for the late registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model. See "Note 17 - Commitments and Contingencies, Penalty Securities".

           WARRANTS BECOMING CASHLESS AS PENALTY FOR LATE REGISTRATION

In October 2005, warrants to purchase 2,151,022 common shares became cashless due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant by a cashless exercise. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised. These common shares would be issued to the holder with no proceeds to the Company. See "Note 17- Commitments and Contingencies, Penalty Securities".

                                CASHLESS WARRANTS

As of October 2005, of the total 30,342,006 total warrants outstanding, 6,465,636 warrants have cashless exercise rights. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant by a cashless exercise. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised. These common shares would be issued to the holder with no proceeds to the Company.

NOTE 20 - SUBSEQUENT EVENTS

                    RECENT SALES AND ISSUANCES OF SECURITIES

In November 2005, the Company issued a convertible promissory note in exchange for $100,000 in cash. The note bears interest at 10% per annum and is due January 18, 2006. In connection with the financing, the Company assigned as security to the holder receivables in the amount of $ $227,524. The holder has the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.50 per share at any time until the later of the prepayment date or the maturity date. As additional consideration, the holder received a detachable warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share and expiring in three years.

In November 2005, the Company issued $200,000 of convertible promissory notes ("CNP") to various investors for $200,000 in cash. The CNP bear interest at 10% per annum (except if an event of default in which case they bear interest at the default rate of 12% per annum from the default date until such default is cured or waived) and are due in November 2006. The CNP were issued with detachable warrants to purchase 160,000 shares of common stock with a three year term at an exercise price of $0.80 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. If the Company enters into any sale of equity or equity-based securities which yields gross proceeds to the Company of at least $2,500,000, the holders must exercise this conversion option. The Notes are senior to all of the Company's existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000.

                               PENALTY SECURITIES

In December 2005, the Company issued 150,741 Shares, previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In November 2005, the Company committed to issue 98,780 Shares and warrants to purchase 366,714 Shares, of which a portion of the warrant values was accrued in October 2005, at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In November 2005, the Company issued 10,685 Shares, previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

                      CONSULTANCY AGREEMENTS AND CONTRACTS

In November 2005, the Company entered into an engagement letter with an attorney to act as special counsel to the Company on discovery and litigation matters related to the arbitration between HWH Enterprises and the Company. Pursuant to the agreement, the Company will pay the attorney $200 per hour and agrees to reimburse the attorney for any pre-approved expenses.

In November 2005, the Company engaged a research physicist as a scientific advisor and consultant to the Company. Pursuant to the letter agreement, the Company will pay the consultant an annual consultancy fee 10,000 euros, approximately $11,750 in cash and/or stock of the Company payable in quarterly installments. Either party may terminate the agreement at any time.

In November 2005, the Company entered into a reseller agreement with a leading governmental sales organization related to non-exclusive rights to market and resell the Company's products and services to federal, state and local customers. The reseller agreement expires in six months but may be extended at the sole option of the reseller.

In November 2005, the Company entered into a Memorandum of Understanding (MOU) with a service disabled veteran owned sales organization to negotiate and enter into an exclusive teaming and reseller agreement, under which the Company will work with no other qualified service disabled veteran-owned sales organization in the sales and marketing of its products and services. The MOU terminates in one year or upon 30 days' written notice from one party to the other.

In November 2005, the Company entered into a letter agreement with technology management consultant in which the consultant will provide the Company with advisory services to the Company as to business strategy, technology management and new product/innovation development. The Company will pay the consultant a retainer of $25,000, payable in restricted common stock of the Company. The agreement may be terminated by any party with 60 days' written notice to the other.

                                   LITIGATION

In November 2005, a claim was filed against the Company with the District Court of Orange County, California by SBI-USA ("SBI"). SBI is seeking collection of a fee in the amount $50,000 allegedly owed to it for financial advisory services purported to have been provided to the Company during the fiscal year ended 2003. The Company is in the process of engaging local counsel and intends to defend itself and counsel will respond with appropriate challenges. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

In December 2005, a claim was filed against the Company with the County Court of Dallas County by Lockwood Greene Engineers Inc. ("LGE") (Cause No. cc-05-12059-b). LGE is seeking collection of a fee in the amount of $35,039 allegedly owed to it for engineering and construction services purported to have been provided to the Company during the fiscal year ended 2005. The Company is in the process of engaging local counsel and intends to defend itself and counsel will respond with appropriate challenges. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

In December 2005, the Company was served with regard to a Complaint filed against it by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $20,000. A hearing before the California Labor Commissioner is expected will be held in January 2006. As of this date, the Company has made no other determination as to the merits of, possible defenses to, or any other aspect of such claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co.., HiEnergy Europe, Ltd., HiEnergy Leasing Co., and its former majority-owned subsidiary, HiEnergy Microdevices, Inc.

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

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb FinderTM 3C4, a vehicle-borne system, for the detection and identification of car bombs, and (ii) the SIEGMATM 3E3, a portable suitcase-borne system for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs. We are marketing our devices to governmental and private entities and are negotiating licenses for distribution of our devices with various industry partners. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of proprietary "stoichiometric" sensor devices and underlying technologies, and have yet to generate meaningful revenues from the sale of any products using its technologies.

We also continue to focus on the research and development of additional applications of our technologies and their further exploitation, both internally and through collaboration with third parties. We are currently developing prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of our core technology. We entered into a funded cooperative development agreement with the U.S. Transportation Security Administration (TSA) to produce a proof of concept which incorporates our SuperSenzor TM technology into a baggage screening system. Our "stoichiometric" technology, or "StoitechTM" has been incorporated into additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch: (i) an in-ground explosive screening system, the CarBomb Finder(TM) 3C5, (ii) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (iii) the STARRAY(TM), an all-terrain robot-borne IED detector; (iv) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (v) a device we call a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, we have five wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co., HiEnergy Europe, Ltd. and HiEnergy Leasing Co. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of our technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing our technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of our products. HiEnergy International Co. was incorporated under the laws of the State of Delaware in July 2005 and was formed for the purpose of creating a separate entity for the sales and servicing of our products overseas, excluding Europe, and primarily the Middle East and Africa. Lastly, HiEnergy Leasing Co. was incorporated under the laws of the State of Delaware in August 2005 and formed for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

Prior to January 2005, we also had one majority-owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which StoitechTM was initially developed by our Chairman and CEO, Dr. Bogdan Maglich ("Microdevices", and together with HiEnergy Europe, Ltd., HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co. and HiEnergy Leasing Co., the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, we assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. We believe our disclosures are adequate so that the information presented is not misleading. These accompanying unaudited Consolidated Financial Statements should be read with our annual audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2005, and other reports filed with the SEC. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the accompanying unaudited Consolidated Financial Statements. Results of operations for the six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year ending April 30, 2006.

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

THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2004

For the three months ended October 31, 2005, we incurred a net loss of $ $2,159,000, as compared to a net loss of $2,435,000 for the three months ended October 31, 2004. Included in the losses are equity based expenses of $703,000 and $1,086,000, respectively.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $972,000 for the three months ended October 31, 2005, a decrease of $219,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar filing services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                        Three Months Ended October 31, 2005        Three Months Ended October 31, 2004
                    ------------------------------------------  ----------------------------------------
                        Cash &         Equity                      Cash &       Equity
                       Accrued         Based                      Accrued        Based                       Increase/
                       Expenses     Compensation     Total        Expenses    Compensation     Total         (Decrease)
                    ------------------------------------------  ----------------------------------------    -----------
 Salaries &         $      264,000  $          --   $  264,000  $    185,000  $         --   $   185,000    $    79,000
 benefits
 Consulting                     --         13,000       13,000       121,000        35,000       156,000       (143,000)
 Legal fees                154,000             --      154,000       220,000            --       220,000        (66,000)
 Accounting fees            71,000             --       71,000       258,000            --       258,000       (187,000)
 Investor & public
  relations                 42,000             --       42,000        67,000            --        67,000        (25,000)
 Insurance                  48,000             --       48,000        43,000            --        43,000          5,000
 Travel                    122,000             --      122,000        87,000            --        87,000         35,000
 Other                     220,000         38,000      258,000       115,000        60,000       175,000         83,000
                    ------------------------------------------  ----------------------------------------    -----------
           Total    $      921,000  $      51,000   $  972,000  $  1,096,000  $     95,000   $ 1,191,000    $  (219,000)
                    ------------------------------------------  ----------------------------------------    -----------

For the three months ended October 31, 2005, as compared to the prior year period, salary and benefits expense increased $79,000. This increase was primarily due to normal pay increases and incentives as well as the hiring over the last year of two additional personnel, including our senior vice president in January 2005 and our controller in March 2005. Both had served as consultants from July 2004 until their conversion to employees, filling vacancies left by employees who received comparable lower wages. This increase in employee wages for both new hires has a corresponding decrease in consultancy expense due to their conversion as related below. We expect salaries and benefits expense to increase during the second half of fiscal 2006 with the hiring of additional administrative personnel to fulfill our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives. For the remainder of fiscal 2006, we expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registered securities to employees in lieu of cash bonuses and wage increases, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Consulting expenses for the three months ended October 31, 2005 decreased $143,000 from the prior year period. This decrease was attributable to a decrease of $22,000 in equity-based compensation from $35,000 to $13,000 for the three months ended October 31, 2005. The equity-based compensation was due to the issuance of common shares for director fees with an additional Board meeting in the prior year period. Excluding the equity-based compensation, consulting expenses decreased $121,000 and was primarily attributable to the conversion of consultants to employees, as discussed above, and is off-set by the $79,000 increase to salary and benefits. For the remainder of fiscal year 2006, we expect little cash compensation consulting expenses with the hiring of employees and a lower reliance on consultants.

Legal fees decreased $66,000 for the three months ended October 31, 2005 as compared to the prior year period. The decrease was primarily due to being able to accomplish savings by internalizing many legal and regulatory functions reducing our reliance on outside legal services. We expect overall legal expense to remain comparatively high through the remainder of fiscal year 2006, as we attempt to settle a class action law suit and other pending legal matters disclosed in this Report, as well as file registration statements on behalf of employees and selling shareholders, and the Company. We also expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registrable securities to legal advisors, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Accounting fees decreased $187,000 for the three months ended October 31, 2005 as compared to the prior year period. This decrease was due to a reduction in accounting activity. As with legal fees, accounting fees began decreasing significantly in the second half of fiscal year 2005 compared to prior year periods, and continued the savings trend in the first half of fiscal year 2006. The savings is the result of normalized accounting activity and improvements to, and efficiencies achieved, in our internal reviews. We expect accounting fees to decrease slightly but remain higher than the norm as we complete the filing of our restated annual and quarterly financial results as well as file registration statements on behalf of employees and selling shareholders, and the Company. For the remainder of fiscal 2006, we expect to continue to make improvements to and generate efficiencies in our financial controls by increasing accounting staff, which should reduce external accounting costs.

Investor and public relations expense decreased $25,000 for the three months ended October 31, 2005 as compared to the prior year period. During the fiscal year 2005, we had redirected resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters, and had internalized many investor relations and shareholder services. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and most recently engaged an outside consultant to provide investor relations services. Going forward we intend to increase our public relations and investor relations activities as we seek to develop increased awareness among the investor community and, accordingly, we anticipate a moderate increase in investor and public relations fees throughout the remainder of fiscal year 2006.

Insurance expense increased nominally by $5,000 for the three months ended October 31, 2005 over the prior year period. This increase was primarily attributable to an increase for health insurance associated with new hires. In May 2005, we renewed our Directors and Officers liability policy for an additional year. Without a substantial cost increase, we were able to increase our coverage from $2,000,000 to $3,000,000. We expect insurance expense to increase throughout the remainder of fiscal year 2006 as a result of increasing health insurance coverage as we expand operations.

Travel expenses increased by $35,000 for the three months ended October 31, 2005 over the prior year period. The increase was attributed primarily to increased travel to demonstrate our prototype product. We have improved our administration of costs for offsite demonstrations and have reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system. Lastly, we have placed significant emphasis on the domestic market and have limited demonstrations overseas. We expect that travel expenses for fiscal year 2006 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, such as in Spain and the Middle East, and general business activity increases in connection with our commercialization objectives.

Other expenses for the three months ended October 31, 2005 increased $83,000 to $258,000 as compared to the prior year period amount of $175,000. Excluding equity-based compensation expenses for filing services, other expenses increased $105,000 and was primarily due to business development expenses of $45,000, marketing expenses of $13,000, and payments to outside sales representatives of $40,000 upon receipt of a $375,000 deposits towards two of our SIGMA units. Savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events, postage and delivery expense, stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits. For the remainder of fiscal 2006, we expect other expenses to remain high as general business activity increases in connection with our commercialization objectives and our growing emphasis on marketing and business development.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the three month period ended October 31, 2005 increased $223,000 from the prior year period. Excluding grant income, which increased $132,000, from the prior fiscal year, research and development expenses increased $356,000. The major components of research and development expenses are as follows:

                         Three Months Ended October 31, 2005      Three Months Ended October 31, 2004
                    ------------------------------------------  ----------------------------------------
                        Cash &         Equity                       Cash &        Equity
                       Accrued         Based                       Accrued        Based                     Increase/
                       Expenses     Compensation      Total        Expenses   Compensation     Total        (Decrease)
                    ------------------------------------------  ----------------------------------------    -----------
 Salaries &         $      180,000  $          --   $  180,000  $    144,000  $         --   $   144,000    $    36,000
 benefits
 Consultants               177,000          8,000      185,000        71,000            --        71,000        114,000
 Supplies                   43,000             --       43,000        24,000            --        24,000         19,000
 Travel                         --             --           --         3,000            --         3,000         (3,000)
 Depreciation               90,000             --       90,000        39,000            --        39,000         51,000
 Other                     162,000             --      162,000        24,000            --        24,000        138,000
Grant Income              (223,000)            --     (223,000)      (91,000)           --       (91,000)      (132,000)
                    ------------------------------------------  ----------------------------------------    -----------
           Total    $      429,000  $       8,000   $  437,000  $    214,000  $         --   $   214,000    $   223,000
                    ------------------------------------------  ----------------------------------------    -----------

Salaries and benefits related to research and development activities increased $36,000 for the three months ended October 31, 2005 as compared to the prior year period. This increase was due to normal increases as well as the hiring of one research scientist in February 2005 to fill one of two research and development positions vacated in July 2004. Consulting expenses for the three months ended October 31, 2005 increased $114,000 from $71,000 to $185,000. Part of the $114,000 increase in consulting expense was due to issuance of a warrant valued at $8,000 to a consultant. Excluding the equity-based compensation, consulting expenses increased $106,000 over the prior year period. The increase was primarily due to increased development activity in efforts to bring our product to market. We expect salaries and benefits to increase throughout fiscal year 2006 with the addition of new scientific personnel to fill in current vacancies in our scientific team and to advance the development of our technology and devices. We also estimate an increase in equity-based compensation as we attempt to better conserve cash by issuing registered securities to research and development employees in lieu of cash bonuses and wage increases and consultants, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Supply expense increased $19,000 for the three months ended October 31, 2005 as compared to the prior year period due to increased activity under our cooperative and research development agreements and the testing of new configurations of our prototypes. In light of an increase in our grant application activity and anticipated cooperative and research development agreement, we expect that expenses related to supplies will increase for the remainder of fiscal 2006. However, we intend to continue focusing on the completion of final product design for commercialization and will direct most resources toward that objective.

Travel expenses decreased $3,000 for the three months ended October 31, 2005 as compared to the prior year period as our scientists were more involved in onsite research and development during the current year period than the prior year period. We expect travel expenses to increase throughout fiscal year 2006, with increased activity, anticipated co-development programs and offsite testing.

For the three months ended October 31, 2005, depreciation expense increased by $51,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. Also included in the current year period is $13,000 extra depreciation expense from the transfer of $134,000 of equipment during the period that was originally recorded as inventory. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development purchases. Accordingly, depreciation expense should increase as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the three months ended October 31, 2005 increased $138,000 compared to the prior year period. The primary increase was due to $83,000 of expenses for key research equipment acquired under an operating lease. We intend to return the equipment at the end of its twelve-month lease or sooner, as we have been successful in making other arrangements. The remaining increase was primarily due to an increase for health insurance and building lease expense. In October, we extended our facility lease for an additional year with both an increase in square footage as well as cost per square foot.

We have completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, we are to develop and test its Anti-Tank Landmine Detector 7AT7TM over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of October 31, 2005, we have earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector 7AT7TM, once we have completed the development activities. Under the terms of the contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress. We recognize the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, we usually receive payment in about 30 to 45 days. As of October 31, 2005, we collected all receivables due us in completion of Phase II.

In September 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, we are to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with us. As of October 31, 2005, we have earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of our products once we have completed the development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of October 31, 2005, we collected all receivables due it in completion of Stage 1.

On July 18, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck Multi-Mission Vehicle platform. The finished prototype is expected to be field tested by the U.S. Army early 2006. As of date, we have received payment in the amount of $222,716 for performance to date. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, we receive payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

DEPRECIATION

Total depreciation expense for the three months ended October 31, 2005 and 2004 was $99,000 and $50,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period. Also included in the current year period is $13,000 extra depreciation expense from the transfer of $134,000 of equipment during the period that was originally recorded as inventory.

INTEREST EXPENSE AND INCOME

Interest expense for the three months ended October 31, 2005 increased to $142,000 from $90,000 for the prior year period. $107,000 of the current period interest expense was due to inducement of $271,000 of convertible notes payable which included accrued interest. The inducement allowed the note holder to receive 178,173 additional shares than under the original conversion terms. $56,000 of the prior period interest expense was due to expensing of the debt discount recorded upon issuance of a $100,000 convertible note payable with a beneficial conversion feature upon conversion. The current year period included $4,000 for the amortization of the debt discount recorded upon issuance of $300,000 of convertible notes payable with both beneficial conversion features and detachable warrants. Under GAAP accounting rules the debt discount associated with a convertible note payable is amortized over the term of the note. During the prior year period, the note was converted in the same month issued so the debt discount was immediately expensed. The fair value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The value of detachable warrants was determined using the Black-Scholes pricing model. Other interest expense for the three months ended October 31, 2005 was comprised of interest generated on outstanding CNP in the amount of $673,000 issued to our former legal counsel for services and a CNP issued to an investor. The CNP to our former legal counsel carry a 10% interest and the CNP to the investor carry a 5% interest rate. $224,000 of the CNP were converted and together with $47,000 of accrued interest account for the $107,000 inducement charge.

Interest income for the three-month periods ended October 31, 2005 and 2004 was minimal.

OTHER EXPENSES

During the three months ended October 31, 2005, we wrote-off property, plant and equipment with a book value of $88,000 and recorded a loss on the disposal of $75,000.

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

During the three months ended October 31, 2005, the Company issued or committed to issue 325,952 shares of common stock as penalty expenses valued in the amount of $206,000 for the late registration of common stock. Certain holders of unregistered common stock received will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased.

The purchasers of the CNP and shares of common stock also received detachable warrants with their purchases. These investors received and will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant. For the purchasers of the CNP, the increase is 2% of the number of shares underlying the original warrants. For the purchasers of common stock, the increase is a percentage of the number of shares underlying the original warrants. For the three months ended October 31, 2005, we recorded $327,000 as a penalty expense upon amending warrants to provide for the purchase of an additional 1,356,219 common shares as penalties to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the three months ended October 31, 2004, we recorded penalty expenses in the amount of $676,000, $260,000, and $3,000, against the issuance of 761,385 common shares, amendment warrants to purchase 551,062 common shares and $3,000 of CNP as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model.

SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2004

For the six months ended October 31, 2005, we incurred a net loss of $ $4,213,000, as compared to a net loss of $6,563,000 for the six months ended October 31, 2004. Included in the losses are equity based expenses of $1,327,000 and $4,017,000, respectively.

OPERATING EXPENSES

GENERAL AND ADMINISTRATION

General and administration expenses were $2,068,000 for the six months ended October 31, 2005, a decrease of $808,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                        Six Months Ended October 31, 2005           Six Months Ended October 31, 2004
                    ------------------------------------------  ----------------------------------------
                        Cash &         Equity                      Cash &        Equity
                       Accrued         Based                      Accrued         Based                      Increase/
                       Expenses     Compensation       Total      Expenses    Compensation      Total        (Decrease)
                    ------------------------------------------  ----------------------------------------    -----------
 Salaries and       $      541,000  $      32,000   $  573,000  $    339,000  $     39,000   $   378,000    $   195,000
 benefits
 Consulting                 22,000         31,000       53,000       206,000       281,000       487,000       (434,000)
 Legal fees                311,000         60,000      371,000       420,000       390,000       810,000       (439,000)
 Accounting fees           192,000             --      192,000       398,000            --       398,000       (206,000)
 Investor  & public
  relations                107,000             --      107,000       129,000            --       129,000        (22,000)
 Insurance                  95,000             --       95,000        86,000            --        86,000          9,000
 Travel                    218,000             --      218,000       216,000            --       216,000          2,000
 Other                     400,000         59,000      459,000       252,000       120,000       372,000         87,000
                    ------------------------------------------  ----------------------------------------    -----------
           Total    $    1,886,000  $     182,000   $2,068,000  $  2,046,000  $    830,000   $ 2,876,000    $  (808,000)
                    ------------------------------------------  ----------------------------------------    -----------

For the six months ended October 31, 2005, as compared to the prior year period, salary and benefits expense increased $195,000. This increase was primarily due to normal pay increases and incentives as well as the hiring over the last year of two additional personnel, including our senior vice president in January 2005 and our controller in March 2005. Both had served as consultants from July 2004 until their conversion to employees, filling vacancies left by employees who received comparable lower wages. This increase in employee wages for both new hires has a corresponding decrease in consultancy expense due to their conversion as related below. We expect salaries and benefits expense to increase during the second half of fiscal 2006 with the hiring of additional administrative personnel to fulfill our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives. For the remainder of fiscal 2006, we expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registered securities to employees in lieu of cash bonuses and wage increases, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Consulting expenses for the six months ended October 31, 2005 decreased $434,000 from the prior year period. This decrease was attributable to a decrease of $250,000 in equity-based compensation from $281,000 to $31,000 for the six months ended October 31, 2005. The prior year equity-based compensation was due to the issuance of common shares for various consulting services, as well as for director fees. The current year period only includes shares issued for director's fees. Excluding the equity-based compensation, consulting expenses decreased $184,000 and was primarily attributable to the conversion of consultants to employees, as discussed above, and is off-set by the $195,000 increase to salary and benefits. Since the prior year period, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity. For the remainder of fiscal year 2006, we expect cash compensation consulting expenses to decrease with the hiring of employees and a lower reliance on consultants; however, we do expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registrable securities to consultants and other service providers, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Legal fees decreased $439,000 for the six months ended October 31, 2005 as compared to the prior year period. The decrease was primarily due to our being less reliant upon the issuance of equity-based compensation as discussed above. The prior year period included $390,000 of equity based compared to $60,000 for the current year, a decrease of $330,000. The $60,000 of equity-based compensation expense incurred for the six months ended October 31, 2005 represents the excess cost of having settled certain outstanding accounts payable to a related party for legal services. Excluding equity-based compensation, legal fees decreased $109,000 as we have been able to accomplish savings by internalizing many legal and regulatory functions reducing our reliance on outside legal services. We expect overall legal expense to remain comparatively high through the remainder of fiscal year 2006, as we attempt to settle a class action law suit and other pending legal matters disclosed in this Report, as well as file registration statements on behalf of employees and selling shareholders, and the Company. We also expect an increase in equity-based compensation as we attempt to better conserve cash by issuing registrable securities to legal advisors, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Accounting fees decreased $206,000 for the six months ended October 31, 2005 as compared to the prior year period. This decrease was due to a reduction in accounting activity. As with legal fees, accounting fees began decreasing significantly in the second half of fiscal year 2005 compared to prior year periods, and continued the savings trend in the first half of fiscal year 2006. The savings is the result of normalized accounting activity and improvements to, and efficiencies achieved, in our internal reviews. We expect accounting fees to decrease slightly but remain higher than the norm as we complete the filing of our restated annual and quarterly financial results as well as file registration statements on behalf of employees and selling shareholders, and the Company. For the remainder of fiscal 2006, we expect to continue to make improvements to and generate efficiencies in our financial controls by increasing accounting staff, which should reduce external accounting costs.

Investor and public relations expense decreased $22,000 for the six months ended October 31, 2005 as compared to the prior year period. During the fiscal year 2005, we had redirected resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters, and had internalized many investor relations and shareholder services. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and most recently engaged an outside consultant to provide investor relations services. Going forward we intend to increase our public relations and investor relations activities as we seek to develop increased awareness among the investor community and, accordingly, we anticipate a moderate increase in investor and public relations fees throughout the remainder of fiscal year 2006.

Insurance expense increased nominally by $9,000 for the six months ended October 31, 2005 over the prior year period. This increase was primarily attributable to an increase in health insurance associated with new hires. In May 2005, we renewed our Directors and Officers liability policy for an additional year. Without a substantial cost increase, we were able to increase our coverage from $2,000,000 to $3,000,000. We expect insurance expense to increase throughout the remainder of fiscal year 2006 as a result of increasing health insurance coverage as we expand operations.

Travel expenses increased nominally by $2,000 for the six months ended October 31, 2005 over the prior year period. The slight increase, in spite of expanding operations and increased outside sales activity, was attributed primarily to our better administration of costs for offsite demonstrations. During the prior year period, we incurred significant costs with regards to a demonstration of our CarBomb FinderTM prototype in Istanbul, Turkey, which was attended by a team of scientific personnel and required expedited shipments of heavy equipment and materials utilized in the demonstration. We have since reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system. Lastly, we have placed significant emphasis on the domestic market and have limited demonstrations overseas. We expect that travel expenses for fiscal year 2006 will remain high as our sales and marketing personnel continue to pursue offsite sales demonstrations and attend numerous key industry conferences and trade shows, as management continues to meet with investors, consultants and potential strategic partners, such as in Spain and the Middle East, and as general business activity increases in connection with our commercialization objectives.

Other expenses for the six months ended October 31, 2005 increased $87,000 to $459,000 as compared to the prior year period amount of $372,000. Excluding equity-based compensation expenses for filing services and 25,000 shares contributed to a non-profit organization valued at $16,000, other expenses increased $148,000. The increase was attributed to an inventory reserve of $37,000, business development expenses of $75,000, marketing expenses of $20,000, and payments to outside sales representatives of $40,000 upon receipt of a $375,000 deposit towards the purchase of two of our SIGMA units. Savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events, postage and delivery expense, stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits. For the remainder of fiscal 2006, we expect other expenses to remain high as general business activity increases in connection with our commercialization objectives and our growing emphasis on marketing and business development.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the six month period ended October 31, 2005 increased $421,000 from the prior year period. Excluding grant income, which increased $102,000, from the prior fiscal year, research and development expenses increased $523,000. During the six month period ended October 31, 2005, we have issued equity-based compensation to service providers in lieu of cash. The major components of research and development expenses are as follows:

                         Six Months Ended October 31, 2005         Six Months Ended October 31, 2004
                    ------------------------------------------  ----------------------------------------
                        Cash &         Equity                       Cash &       Equity
                       Accrued         Based                       Accrued       Based                       Increase/
                       Expenses     Compensation      Total       Expenses    Compensation      Total        (Decrease)
                    ------------------------------------------  ----------------------------------------    -----------
 Salaries &         $      381,000  $          --   $  381,000  $    309,000  $         --   $   309,000    $    72,000
 benefits
 Consultants               218,000         29,000      247,000        84,000            --        84,000        163,000
 Supplies                   68,000             --       68,000        41,000            --        41,000         27,000
 Travel                         --             --           --        13,000            --        13,000        (13,000)
 Depreciation              145,000             --      145,000        82,000            --        82,000         63,000
 Other                     298,000             --      298,000        87,000            --        87,000        211,000
Grant Income              (284,000)            --     (284,000)     (182,000)           --      (182,000)      (102,000)
                    ------------------------------------------  ----------------------------------------    -----------
           Total    $      826,000  $      29,000   $  855,000  $    434,000  $         --   $   434,000    $   421,000
                    ------------------------------------------  ----------------------------------------    -----------

Salaries and benefits related to research and development activities increased $72,000 for the six months ended October 31, 2005 as compared to the prior year period. This increase was due to normal increases and increased bonuses as well as the hiring of one research scientist in February 2005 to fill one of two research and development positions vacated in July 2004. Consulting expenses for the six months ended October 31, 2005 increased $163,000 from $84,000 to $247,000. Part of the $163,000 increase in consulting expense was due to issuance of common stock valued at $21,000 and a warrant valued at $8,000 to consultants. Excluding the equity-based compensation, consulting expenses increased $134,000 over the prior year period. The increase was primarily due to increased development activity in efforts to bring our product to market. We expect salaries and benefits to increase throughout fiscal year 2006 with the addition of new scientific personnel to fill in current vacancies in our scientific team and to advance the development of our technology and devices. We also estimate an increase in equity-based compensation as we attempt to better conserve cash by issuing registered securities to research and development employees in lieu of cash bonuses and wage increases and consultants, but at lesser or no discount and pursuant to more favorable terms than in prior periods.

Supply expense increased $27,000 for the six months ended October 31, 2005 as compared to the prior year period due to increased activity under our cooperative and research development agreements and the testing of new configurations of our prototypes. In light of an increase in our grant application activity and anticipated cooperative and research development agreement, we expect that expenses related to supplies will increase for the remainder of fiscal 2006. However, we intend to continue focusing on the completion of final product design for commercialization and will direct most resources toward that objective.

Travel expenses decreased $13,000 for the six months ended October 31, 2005 as compared to the prior year period as our scientists were more involved in onsite research and development during the current year period than the prior year period. We expect travel expenses to increase throughout fiscal year 2006, with increased activity, anticipated co-development programs and offsite testing.

For the six months ended October 31, 2005, depreciation expense increased by $63,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. Also included in the current year period is $17,000 extra depreciation expense from the transfer of $158,000 of equipment during the period that was originally recorded as inventory. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development purchases. Accordingly, depreciation expense should increase as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the six months ended October 31, 2005 increased $211,000 compared to the prior year period. The primary increase was due to $166,000 of expenses for key research equipment acquired under an operating lease. We intends to return the equipment at the end of its twelve-month lease or sooner, as we have been successful in making other arrangements. The remaining increase was primarily due to an increase for health insurance and building lease expense. In October, we extended our facility lease for an additional year with both an increase in square footage as well as cost per square foot.

We have completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, we are to develop and test its Anti-Tank Landmine Detector 7AT7TM over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of October 31, 2005, we have earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector 7AT7TM, once we have completed the development activities. Under the terms of the contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress. We recognize the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, we usually receive payment in about 30 to 45 days. As of October 31, 2005, we collected all receivables due us in completion of Phase II.

In September 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, we are to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with us. As of October 31, 2005, we have earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of our products once we have completed the development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of October 31, 2005, we collected all receivables due it in completion of Stage 1.

On July 18, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck Multi-Mission Vehicle platform. The finished prototype is expected to be field tested by the U.S. Army early 2006. As of date, we have received payment in the amount of $222,716 for performance to date. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, we receive the remaining payments in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

DEPRECIATION

Total depreciation expense for the six months ended October 31, 2005 and 2004 was $166,000 and $103,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period. Also included in the current year period is $17,000 extra depreciation expense from the transfer of $158,000 of equipment during the period that was originally recorded as inventory.

INTEREST EXPENSE AND INCOME

Interest expense for the six months ended October 31, 2005 decreased to $172,000 from $846,000 for the prior year period. Most of the expense for the prior year period was due to immediate expensing of the debt discount from the beneficial conversion feature of the notes and the detachable warrants issued in conjunction with the notes payable. The full amount of the debt discount was expensed in the period as the notes were deemed subject to rescission rights, as discussed elsewhere in this report, or converted. Of the $846,000 total interest expense, $124,000 was attributed to expensing the debt discount for the beneficial conversion feature and $662,000 was attributed to expensing the debt discount for the detachable warrants. The debt discount was proportionately allocated based on the intrinsic value of the convertible note and the fair value of the detachable warrants capped by the proceeds received. The intrinsic value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The fair value of the warrants was determined using the Black-Scholes model. Interest expense for the six months ended October 31, 2005 was comprised of interest generated primarily on outstanding CNP in the amount of $673,000 previously issued to our former legal counsel for services, of which $224,400 was converted October 31, 2005, $240,000 of CNP issued in June 2004 to an investor, $38,400 of CNP earned as a penalty to the investor, and $300,000 of new CNP issued during the current six month period. The notes bear interest rates per annum of 10%, 5%, and 10%, respectively.

Interest income for the six-month periods ended October 31, 2005 and 2004 was minimal.

OTHER EXPENSES

During the six months ended October 31, 2005, we disposed of property, plant and equipment either by sale or write-off with book value of $202,000. We received $21,000 of proceeds and recorded a loss on the disposal of $101,000.

PENALTIES ON DEBT AND EQUITY ISSUANCES

We have issued as penalties, CNP, common stock, and warrants to certain holders of CNP, common stock and warrants with registration rights, as a result of our inability to file and maintain an effective a registration statement within certain specified deadlines. The penalties will stop accruing on all of the instruments once a registration statement covering the instruments is filed and maintained effective, or when the penalties become impermissible as a matter of law as prescribed in the instrument, or when the securities became saleable under Rule 144.

For the six months ended October 31, 2005, we recorded $12,000 as a penalty expense upon issuance of CNP with a face value of $12,000 as penalties for our delayed registration statement.

During the six months ended October 31, 2005, the Company issued or committed to issue 562,898 shares of common stock as penalty expenses in the amount of $373,000 for the late registration of common stock. Certain holders of unregistered common stock received and will continue to receive each month, as applicable, additional shares calculated as a percentage of the original number of shares they purchased.

The purchasers of the CNP and shares of common stock discussed above also received detachable warrants with their purchases. The Company has and will continue to accrue each month, increases to the number of shares underlying each original warrant as a penalty. For the purchasers of the CNP, the increase is 2% of the number of shares underlying the original warrants. For the purchasers of common stock, the increase is a percentage of the number of shares underlying the original warrants. For the six months ended October 31, 2005, we recorded $633,000 as a penalty expense with the accrual of increases to shares underlying warrants as penalties, which provide for the purchase of an additional 2,424,057 common shares to these investors. The fair value of these warrants was determined using the Black-Scholes model.

For the six months ended October 31, 2004, we recorded penalty expenses in the amount of $1,560,000, $841,000, and $6,000, against the issuance of 1,423,025 common shares, warrants to purchase 1,050,664 common shares and $6,000 of CNP as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, we had neither cash nor cash equivalents and had drawn $4,000 from our line of credit. We recorded a $34,000 receivable from the U.S. Army to reimburse for expenses occurred as part of a demonstration and evaluation of our vehicle borne unit.

Other current assets, as of October 31, 2005 increased to $397,000 from $382,000 as of prior year end and consisted primarily of $111,000 of prepaid insurance, $105,000 in deposits for an advanced generator and other equipment, $42,000 of equity compensation for prepaid Edgar filing services, and $30,000 of prepaid legal services.

During the six months ended October 31, 2005, our sources of cash were as follows:

                                                                    Amount
                                                                --------------
         Sales or commitments of common stock                   $    1,620,000
         Sales of convertible notes payable                            300,000
         Offering costs                                                (42,000)
                                                                --------------
                                                                $    1,878,000
                                                                --------------

As of October 31, 2005, accounts payable increased to $2,140,000, an increase of $852,000 from April 30, 2005. A great part of this increase, 381,000, was due to the receipt of robots ordered for the development of a new deployment platform for our devices. Because we continue to operate under a tightened cash position, which has resulted in delays to our making payments to some service providers and vendors, we have adopted a policy to mitigate the risks of high stock inventories and growing accounts payable, especially in the event of any unexpected delays or difficulties introducing our products into the marketplace. For the remainder of fiscal year 2006, we foresee accounts payable remaining high as we will require significant cash conservation measures.

Accrued expenses of $128,000 as of October 31, 2005 consisted of $32,000 for an equipment operating lease, $34,000 for accrued use tax and a fee payable to an investment bank as discussed in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

As of October 31, 2005, we continue to carry an estimated payroll tax liability of $438,000 for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. See "Note 8
- Accrued Payroll and Payroll Taxes" to our unaudited Consolidated Financial Statements. Excluding the payroll tax liability mentioned above, as of October 31, 2005, we have accrued payroll and payroll tax of $52,000, which includes deferred salaries for certain employees.

As of October 31, 2005, we were delinquent on notes payable totaling $85,000 with a shareholder and related party. The notes payable have been due on demand since November 1997; however, no demand has been received.

As of October 31, 2005, we have outstanding unsecured convertible promissory notes totaling $449,000 to our former legal counsel. During the six months ended October 31, 2005, $224,000 of the original $673,000 of convertible notes was converted. The legal fees were expensed as a general and administration expense in the periods incurred. The remaining notes bear 10% interest and are due on demand. As of October 31, 2005, no demand has been received on these notes.

In September and October, 2005, we sold $300,000 of CNP to various investors. The CNP bear interest at 10% per annum (except if an event of default in which case they bear interest at the default rate of 12% per annum from the default date until such default is cured or waived) and are due in October 2006. The CNP were issued with detachable warrants to purchase 240,000 shares of common stock with a three year term at an exercise price of $0.80 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. If the Company enters into any sale of equity or equity-based securities which yields gross proceeds to the Company of at least $2,500,000, the holders must exercise this conversion option. The Notes are senior to all of the Company's existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000.

In June 2004, we sold $300,000 of CNP deemed subject to rescission rights to Richard Melnick and Sherbrooke Partners LLC in connection with the exercise of an option to a second closing obtained in January 2004. As of October 31, 2005, $240,000 of the CNP held by Richard Melnick remains currently outstanding and based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, we reclassified the $240,000 of CNP deemed subject to rescission rights to convertible notes payable. The notes when combined with $38,400 of CNP issued as penalties for late registration and interest of $13,860 accrued as of October 31, 2005 are convertible into 649,512 shares of our common stock. The CNP have a two year term and bear interest at 5%, and when coupled with the proceeds allocated to the detachable warrants have an estimated effective annual interest rate of 49%. They are convertible into common stock at $0.45 per share. The outstanding CNP also contain warrants to purchase common stock with a six and one-half year term as follows: 1,066,666 at $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at $1.25 per share.

The CNP holder also has registration rights on the underlying shares and since the securities were not registered by us before October 30, 2004, the investors have received as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month through June 2005, when the securities became saleable under Rule 144. See "Note 13 - Convertible Notes Payable" to our unaudited Consolidated Financial Statements.

Pursuant to the terms of a note purchase agreement as described in "Note 12 - Convertible Notes Payable - Related Parties" to our unaudited Consolidated Financial Statements, Nicholas J. Yocca has the option to purchase an additional $400,000 worth of CNP prior to the filing of a registration statement, which have detachable warrants to purchase a number of shares of common stock as follows: (i) a warrant to purchase common stock at $0.45 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; (ii) a warrant to purchase common stock at $0.75 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; (iii) a warrant to purchase common stock at $1.25 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP; and (iv) a warrant to purchase common stock at $1.50 per share, for the number of shares of common stock that could be purchased at that price with an amount in cash equal to the face amount or principal balance of the CNP. The warrants expire between 120 days and three and one-half years after issuance. The holder also has registration rights on the underlying shares but is not entitled to receive penalties for delays or failure to register the underlying shares. In order to preserve his registration rights, the investor must make additional purchases before the filing of the registration statement incorporating the underlying shares. In June 2005, Mr. Yocca elected to convert $185,000 of CNP originally purchased in January 2004, plus $11,932 of accrued interest, into 437,627 shares of our common stock. The detachable warrants issued in the first closing to Mr. Yocca have since expired.

For the six month period ended October 31, 2005, we reclassified 243,466 of the remaining 312,012 shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, further reducing the recorded current liability for shares deemed subject to rescission rights from $199,560 to $50,000. As of October 31, 2005, a total of 68,546 shares remained deemed subject to rescission rights. Based upon legal advice received, we anticipate reclassifying the remaining 68,546 shares deemed subject to rescission rights and eliminating the remaining current liability of $50,000 in the current fiscal year.

As of October 31, 2005, we had total current liabilities of approximately $4.5 million and our liabilities continue to significantly exceed our cash on hand. While we anticipate cash inflows from purchases from SEPTA, ICRC and Spain, we currently do not have any significant revenue. Unless and until revenues reach a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In April and May 2004, we issued purchase orders for $2.4 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered neutron generators at a cost of approximately $1,033,000 through vendor financing. We received our first unit from this order in October 2004. We may lease these units from the vendor for up to 12 months, with a buy-out option at the termination of the lease, for estimated monthly payments of $5,800, and with 80% of the lease payments allocated toward the purchase price. In May 2004, we ordered gamma ray detectors for $1,368,000. We have received 27 of the 60 gamma radiation directors and included these as inventory to be assembled for sale as of October 31, 2005. Payment terms for these detectors require 50% down payment upon order with the balance due following our receipt and acceptance of the goods. In order to meet our payment requirements under these purchase orders, we have been, and must continue, raising capital through the sale of securities. Our reliance on new equity capital for the financing of these component purchases, as with the funding of our operating deficit, will continue until we successfully commercialize a product, generate sales revenues, and achieve a sufficient level of positive operating cash flow or qualify to borrow funds against purchase orders to acquire components for fulfillment.

In November 2004, the Company issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to our SuperSenszorTM program and the Company's cooperative research agreement with the TSA. As of October 31, 2005, the Company has received one of the generators and has made a non-refundable deposit of $92,997 against the remaining unit which is to be delivered the later of fourteen weeks of acceptance, twelve weeks after progress payment or eight weeks following receipt by manufacturer of API window.

In February 2005 and in March 2005, we issued purchase orders in the amount of $304,000 and $611,000, respectively, for the purchase of remotely controlled robotic vehicles to be used to facilitate the transportation of our explosive detecting technology to suspicious targets. The orders were issued based on indications from potential buyers in the U.S. Military and Middle East that they would require a remote robotic deployment capability if they were to purchase our devices. Under the terms of the purchase orders, we are to be notified 30 days prior to shipping with payment due 30 days following receipt. As of July 31, 2005, we had received all of the robotic vehicles ordered, then in October returned four of the units for a complete cancellation of the amount owed for those units.

In April 2005, we revised our financial requirements for calendar 2005 from a range of $5 to $10 million to a range of $8 to $10 million. The need to revise our estimates was prompted by delays in our product launch of the CarBomb FinderTM system, a shift in our priorities and resources toward accelerating the commercialization of the SIEGMATM 3E3, and the inability to eliminate the high costs associated with regulatory and legal issues facing us. Aside from diverting a tremendous amount of resources that otherwise would have gone toward product development and other working capital purposes, the regulatory and legal issues disclosed in our filings have been a major barrier to our raising more substantial cost-effective capital. Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 million to $4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2006.

As to the status of efforts to raise $8 to $10 million, representing our revised financial requirements, we have raised through private placements to accredited investors and institutional investors a total of nearly $7 million in proceeds from financing activities from May 2004 to present. Additionally, we earned $610,000 from grants and other governmental funding for the fiscal year ended April 2005. In October 2005, we received grant proceeds in the amount of $222,000 for performance under a subcontract with ICRC, which provides for an additional $112,000 in grant proceeds upon the delivery of one CarBomb FinderTM head unit to the U.S. Army. Further, we received payment in the amount of $375,000 against an order of two SIEGMATM 3E3 systems from Southeastern Pennsylvania Transportation Authority (SEPTA) in the amount of $603,000, and expect an additional $228,000, representing the balance of the order, to be paid 30 days following completion of the Factory Acceptance Test and launch of the customization and integration program. In September 2005, the Company entered into a subcontract with a defense technology organization which entitles it to receive a performance payment of $33,600. Lastly, we currently maintain a deposit against an order by Compania de Aprovisionamiento Especifico S.L. of Tenerife, Spain for one SIEGMATM 3E3 system and expect to collect the balance of $227,000 upon delivery. In September 2005, we engaged a placement agent to provide certain advisory and placement services in connection with securing financing. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment for the additional capital necessary as of the date of this Report.

As to strategic partnerships, we entered into a non-binding Memorandum of Understanding on January 28, 2005 to form a joint venture company to be located in Tenerife, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets. We expect to finalize the negotiation and execution of the joint venture agreement before end of end of the current fiscal year, which may provide up to $3 million in paid-in capital to the joint venture by investors. Although the transaction described in the press release dated December 9, 2003 did not transpire as contemplated at that time, our efforts and relationships made in Spain are expected beneficially to serve the development, funding and growth of the joint venture. We intend to explore and pursue other joint ventures such as the one in Spain, which provide for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from us for the assembly, sale, and marketing of our products in certain markets. Such arrangements can also reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America.

PLAN OF OPERATION

Our continuing corporate objective for the remainder of fiscal year 2006 is to commercialize and bring to market the CarBomb FinderTM 3C4 and SIEGMATM system, as well as new prototypes incorporating our proprietary "stoichiometric" technologies, including the STARRAY(TM), an all-terrain robot-borne IED detector, and our in-ground explosives detection and identification device, the CarBomb FinderTM 3C5. Additionally, we expect to continue with research and development activities focused on the design, testing and development of sensor systems incorporating our core technologies for other governmental and commercial applications and markets.

During the first half of fiscal year 2006, we continue to see an increase in significant positive feedback as to the potential demand for our explosives identification and detection products and have correspondingly increased, and directed greater resources toward, the direct and indirect sales and marketing of our products both domestically and overseas. As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals. In November 2005, we executed a strategic reseller agreement with GTSI Corp. to offer our products and services to federal, state and local governmental organizations through their purchasing vehicles and are in the process of expanding our reseller program.

We have also entered into a memorandum of understanding to form a joint venture which is intended to serve as a complementary platform for sales and distribution into the European and other markets, as well as reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America. The joint venture, as contemplated, provides for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from HiEnergy for the assembly, sale, and marketing of our products in certain markets. We are currently working through a E.U. commission comprised of local Spanish officials and industry sponsors to secure local and regional governmental support and to resolve other considerations required for the joint venture, or similar business formation, to move forward.

For the remainder of fiscal year 2006, we intend to continue to accelerate and enhance our pre-market and aftermarket efforts, which address the warranty, service, maintenance, certification, licensing, export policy, product liability and customer service elements of our commercialization strategy. We have entered into a teaming agreement with a global maintenance company, submitted our technology for coverage under the Safety Act to address product liability issues, and have engaged outside specialists involved in certification, inspection, and risk management. In November 2005 we also established a new program to provide comprehensive licensing and operator training support as part of our aftermarket servicing, which includes equipment training, in field support and radiation licensing and safety certification programs. We intend to negotiate and enter into additional outsourcing servicing with the overall objective of providing a uniform and uncompromising package of product and customer support.

In order to be able to complete the commercialization cycle, we have determined it necessary to field test the first class of our products which commenced as indicated in our last report in the current quarter., during which we launched our strategic customization and integration program which is being first implemented with our first deliveries to Southeastern Pennsylvania Transportation Authority (SEPTA). The cooperative initiative will be limited to the introduction of the first 5 to 10 units of the SIEGMATM system and is intended to accelerate our in-field assessment of the SIEGMATM system and software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. The program is expected also to stimulate sales by allowing us to bring our first commercial product to market more effectively and efficiently and will provide us with an opportunity to test our aftermarket service capabilities. During the remainder of fiscal year 2006, this program will be offered to early adopters in the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of federal, state, municipal and local agencies around the United States.

During the remainder of fiscal year 2006, we will continue to direct a greater portion of our production budget to our SIEGMATM system, which management has prioritized in response to the positive reception from the industry, specifically airport and transit system operators. In January 2005, we received our first order for one SIEGMATM 3E3, followed by the order of two systems from SEPTA in June 2005. The systems have been assembled in our Irvine, CA facility, completed factory acceptance testing and are being field tested by the customer this quarter. As for our vehicle-borne CarBomb FinderTM 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. In October 2005, we announced the order of one CarBomb FinderTM to the U.S. Army under a subcontract providing for the integration of our system in the Army's SmarTruck Multi-Mission Vehicle platform, which is expected to be delivered before end of next quarter.

Initial assembly of orders is being performed at our research and development facility located in Irvine, California. Assembly at this facility will be limited, and we may be required to outsource certain functions and/or hire additional technicians as needed. Based on preliminary marketing data suggesting a strong demand for commercial versions of our explosion detection prototypes, we anticipate the need to scale production to meet that demand. Previously, we have studied locations to serve as our principal assembly facility in various states and have met with both local and state officials as part of this assessment. We have estimated that the construction and/or build-out costs related to a manufacturing facility fall between $1 million and $2.5 million, which costs are expected to be supplemented by local municipalities and state agencies in the form of monetary incentives offered to locate a facility to their respective areas. As of the date of this report, we have not selected a site to locate a facility and are unsure whether or not we will be able to meet the criteria necessary to attract local municipalities and state suitors.

In March 2005, we formed a wholly-owned subsidiary, HiEnergy Mfg Company, in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of the SIEGMA(TM) 3E3 and CarBomb Finder(TM) 3C4. In June 2005, we also hired a consultant for three months experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. During the remainder of fiscal year 2006 and into 2007, we will continue to incorporate the business practices, management philosophies and technology tools necessary to optimize product design and engineering to allow for the easiest production, fastest assembly, best quality/reliability, and shortest time to market of our systems. Further, in September 2005, we engaged an experienced engineering and production consultant to build the internal mechanisms necessary to engineer and package our core technologies in the most cost effective manner, as well as develop a product test plan and quality control procedures.

In line with our commercialization activities, we will continue to increase inventory during fiscal year 2006 of those core components and parts that have greater delivery lead-times from vendors to prevent potentially harmful delays in our product delivery cycle. Although we remain adverse to building inventories, in light of the lead-times and the perceived demand for our products, we have estimated that in order to meet, and properly manage the sales cycle of, anticipated orders, we will require at any one time sufficient components to deliver at least 5 to 10 units of our explosive detection systems to buyers. In order to control inventory risk, we will continue to identify and seek to engage additional sources of components in order to reduce, limit or eliminate our exposure to single-source suppliers and protracted delivery schedules. We have entered discussions with various vendors and are in the process of securing commitments for volume discounting and to shorten production times in anticipation of an increase in sales volume.

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

We believe that general and administrative costs will show improvement in the remainder of fiscal year 2006, as we reduce legal and accounting expenses associated with certain pending litigation. While there can be no assurance, we are hopeful that many of the open legal matters will be resolved during this period. Materials and production costs for our explosive identification units will be significant in remainder of fiscal year 2006 and fiscal year 2007. Working capital requirements and inventories are also expected to grow in remainder of fiscal year 2006 and fiscal year 2007, as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve significantly with the elimination of non-recurring engineering costs, the realization of economies of scale attendant to the opening of our production facility or the outlay of the assembly function to a manufacturing partner, and the increased demand anticipated with the introduction of our products into the marketplace.

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

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. The estimated total costs to commercialize our current product line, excluding contributions received through research and development grants, is approximately $2 million. This amount includes personnel and consultant expenses, property and materials, and ancillary costs related to concept development, market assessment and verification, prototype development and production of field testing units. We are currently seeking a larger capital infusion in the range of $2 to $3 million, and we estimate that our total financial requirements for calendar year 2006 will be between $8 and $10 million. The total requirement includes commercialization costs, manufacturing facility build out, inventory procurement, as well as general administrative and operational costs. In an attempt to control dilution, we intend to secure financing on a quarterly or rolling basis to take advantage of any favorable pricing that our stock may experience as we progress through the implementation of our business plan. We also seek to limit our dependency on the sale of our securities in funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, the formation of joint ventures, and from more traditional funding, such as working lines of credit, receivables financing and purchase order/asset based lending. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have a firm institutional commitment to raise the additional capital necessary as of the date of this Report.

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

RISKS RELATED TO OUR BUSINESS

GENERAL BUSINESS RISKS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED SHAREHOLDERS' DEFICIT OF $36,012,829 AS OF OCTOBER 31, 2005, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have not generated any significant revenue from operations during the past two fiscal years, and we have incurred net losses available to common shareholders every year since our inception, including $4,212,668 for the six months ended October 31, 2005, as compared to $6,563,404 for the prior year period, and $36,012,829 for the period from August 21, 1995 (inception) through October 31 2005. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype devices: the CarBomb Finder(TM) and SIEGMA(TM). To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

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

We have introduced our systems, the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3 only recently, and all other applicaTIOns of our technology are still in the early stages of development. These include, at present, our CarBomb Finder(TM) 3C5, STARRAY(TM), Anti-Tank Landmine Detector 7AT7, Unexploded Ordnance Sensor 3UXO3, Bomb BombSquad Detector, and our Refractorymeter. For the six months ended October 31, 2005, we spent $854,842 or 29% of total operating expenses on research and development, and we spent $2,067,804 or 71% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder(TM) and SIEGMA(TM) systems will be required in order to obtain approvals from regulatory authorITIes or gain better market acceptance by industry partners or governmental officials.

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

DUE TO OUR LOSSES AND ACCUMULATED DEFICIT, OUR AUDITORS HAVE RAISED CONCERNS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the six months ended October 31, 2005, and all subsequent periods, to include an explanatory paragraph related to our ability to continue as a going concern, stating that "the Company had negative cash flows from operations of approximately $12,468,114 for the period from August 21, 1995 (inception) to October 31, 2005,. In addition, the Company had an accumulated deficit of $36,012,829 and was in the development stage as of October 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

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

MANUFACTURING RISKS

WE HAVE NO MANUFACTURING EXPERIENCE AND OUR ABILITY TO BE ABLE TO SUCCESSFULLY EXECUTE A MANUFACTURING PLAN IS UNTESTED.

In order to be successful, we must be able to manufacture, or contract for the manufacture of CarBomb Finder(TM) aND SIEGMA(TM) systems in a scalable and cost effective manner, producing sufficient quantities on a timely basis, undER strict quality guidelines and in compliance with regulatory requirements. To date, we have not manufactured any CarBomb Finder(TM) or SIEGMA(TM) systems for commercial sale, nor have we contracted with any third parties to manufacture the product for us. In order to move toward commercial production, in August 2004, we retained engineering and construction consultants to develop a detailed conceptual plan for a manufacturing facility, and in March 2005, we formed HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate any manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 CarBomb Finder(TM) and/or SIEGMA(TM) systems at our facilities in IrvINE and to continue this effort during fiscal year 2006, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

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

We anticipate that at least the first 10 units of our CarBomb Finder(TM) and/or SIEGMA(TM) systems which we may be ABle to sell will have to be manufactured in-house, one at a time, with limited staff and resources, and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot convert our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

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

We currently rely on third-party suppliers for various parts of the CarBomb Finder(TM) and SIEGMA(TM) devices, including neutron generators with custom modifications and certain sub-assemblies. We have placed orders for these key components for the first 10 CarBomb Finder(TM) and/or SIEGMA(TM) systems from a small number of sources. For example, we obtain the standard sealed tube neutron generators we use from limited sources, EADS-Sodern and Thermo MF Physics, on a purchase order basis.

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

We have incurred net losses since our inception. For the six months ended October 31, 2005, we reported net losses available to common shareholders of $4,212,668 as compared to a net loss available to common shareholders of approximately $6,563,404 for the six months ended October 31, 2004. Our accumulated deficit through October 31, 2005 is $36,012,829. We expect that our losses will continue into fiscal year 2006. We estimate that our aggregate financial requirements will be between $8,000,000 and $10,000,000 for the fiscal year, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

WE MAY GRANT THIRD PARTIES SUBSTANTIAL MARKETING RIGHTS TO THE CARBOMB FINDER(TM) AND SIEGMA(TM) DEVICES IN AN IMPORTANT MARKET. IF THE THIRD PARTIES ARE UNSUCCESSFUL IN MARKETING THE CARBOMB FINDER(TM) AND SIEGMA(TM), OUR MARKETING PLAN IN THE RELEVANT TERRITORY COULD BE JEOPARDIZED OR INTERRUPTED.

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

CORPORATE RISKS

ONE OF OUR STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER OF OUR STOCKHOLDERS, HAS SUBSTANTIAL INFLUENCE OVER THE DIRECTION OF THE COMPANY.

As of October 31, 2005, Dr. Bogdan C. Maglich, our Chief Executive Officer, Chairman, Chief Scientific Officer, Treasurer and President, would own approximately 18% of our common shares currently outstanding upon exercise of all warrants and options held by him. Accordingly, he has a substantial influence in determining the outcome of certain corporate transactions or other matters submitted to stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. He also has the power to prevent or cause a change in control. It is assumed that in certain instances the interests of Dr. Maglich may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

WE HAVE IDENTIFIED WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES WHICH MAY AFFECT OUR ABILITY TO COMPLY WITH OUR PUBLIC COMPANY REPORTING OBLIGATIONS.,

Although our management has concluded that our system of disclosure controls and procedures were effective in meeting our disclosure obligations under the federal securities laws, two weaknesses exist: (i) a lack of segregation of duties and (ii) a lack of a more systemic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses result primarily from a lack of capital and human resources. Although we plan to hire additional personnel, we can offer no assurances that we will be successful. If we are unsuccessful in strengthening our system of disclosure controls and procedures, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

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

RISKS RELATED TO OUR STOCK

WE WILL PAY ACCRUING PENALTIES TO CERTAIN HOLDERS OF OUR SECURITIES BASED ON OUR FAILURE TO REGISTER THEIR SECURITIES.

After August 2003, we entered into certain agreements for the purchase of certain shares of stock, convertible notes and warrants in private transactions. The terms of these securities purchase agreements require us to register the shares of common stock, and the underlying shares of common stock issuable upon exercise of the warrants and/or conversion of the convertible notes, with the SEC for public trading as of certain dates which are specified in each purchase agreement. If the subject securities are not registered within the dates specified in the applicable agreement, we must pay (or accrue, as the case may be) a penalty through the issuance of like securities. In accordance with the relevant provisions in these securities purchase agreements, we have paid or accrued penalties due purchasers in these offerings because we failed to meet the specified deadlines for having a Registration Statement on Form SB-2 declared and maintained effective. Some of these penalties began to accrue as of October 15, 2003, and we are obligated to continue to issue and pay these securities as penalties until all of our obligations under the applicable registration rights provisions in our agreements are satisfied in full, or the penalties become impermissible or unenforceable as a matter of law or when the securities can be sold pursuant to Rule 144.

The amount of the penalties paid or accrued as a result of the defaults described above for the six months ended October 31, 2005 is 562,898 shares of common stock, $12,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 2,424,057 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

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

WE MAY NOT BE ABLE TO PAY AN ACCRUED PAYROLL TAX LIABILITY.

As of October 31, 2005, we have accrued and recorded a payroll tax liability of $438,311 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock, which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protection and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we are working toward reconciling this liability.

If we are unable to obtain the capital resources necessary to resolve this liability quickly, the penalties and interest associated with it will continue to accrue and we may be subject to liens and encumbrances until any obligation remains outstanding. Many of our research and development funds are the result of federal grants, and to the extent we are delinquent in the payment of accrued federal taxes, we may be precluded from receiving such grants in the future. Either of these results could have a materially adverse effect upon our business, operations and financial condition.

THERE IS A RISK OF DILUTION RESULTING FROM CONTINUED ISSUANCES OF SECURITIES TO MANAGEMENT, EMPLOYEES, CONSULTANTS, AND RELATED PARTIES WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK, AND MAY ALSO LEAD TO DIFFICULTY IN OBTAINING ADDITIONAL EQUITY CAPITAL.

We issued options to purchase 313,221 shares of our common stock to Dr. Bogdan Maglich in fiscal year 2004 and options to purchase 421,980 shares in fiscal year 2005 for services rendered as our Chief Executive Officer, President, Treasurer, Chief Scientific Officer and Chairman, pursuant to his employment contract. Also, pursuant to the terms of various other agreements entered into by the Company, we also issued or committed to issue options to purchase 2,535,000 shares and options to purchase 1,425,000 in fiscal years 2005 and 2004, respectively, to employees and directors. As to consultants, we issued or committed to issue 402,455 shares and a warrant to purchase 100,000 shares to our former controller in fiscal year 2005, as compared to 558,500 shares, options to purchase 649,000 shares, and warrants to purchase 380,000 shares issued to consultants in fiscal year 2004. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 547,714 shares of common stock as of October 31, 2005. Under the terms of Dr. Maglich's employment agreement, we are obligated to issue options to Dr. Maglich annually for the term of the agreement. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

WE PLAN TO ISSUE A SIGNIFICANT NUMBER OF ADDITIONAL EQUITY SECURITIES IN THE FUTURE AND THAT WILL DILUTE THE PERCENTAGE OWNERSHIP OF THE PRESENT HOLDERS OR PURCHASERS OF OUR COMMON STOCK.

There were 51,774,545 shares of our common stock outstanding as of October 31, 2005 (including 68,546 shares deemed subject to rescission rights), which does not include 40,770,293 new shares we have committed to issue upon exercise of options and warrants and convertible notes. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. If we issue all of the shares underlying currently outstanding warrants and options currently in-the money and convertible notes, this will result in approximately 11% dilution, based on the October 31 stock price, of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive approximately $24,610,327 in cash and approximately $1,142,008 in forgiveness of indebtedness. While this amount exceeds the current market value of the stock that would be issued, exercise and conversion might take place when the total value received by us is much less than the market value of the stock that would be issued. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock. Further, we have sold through private placements, warrants that have cashless exercise provisions, in which the holder shall receive a net number of shares based upon the share price on the trading day preceding the exercise date of the warrant if the underlying shares of warrants with cashless exercise provisions are not registered under an effective registration statement by a certain date. At present we have outstanding warrants to purchase a total 2,168,792 shares which may be exercised by means of a cashless exercise. Accordingly, in the event there is a large spread between the exercise price and the share price on the trading day of our common stock, a cashless exercise of warrants could result in a significant amount of additional shares.

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

                         ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out by Dr. Bogdan C. Maglich in his capacity as our Chief Executive Officer and Treasurer. Based upon that evaluation, Dr. Maglich concluded that our disclosure controls and procedures were effective in meeting our requirements as to the disclosure of material information in our reports filed under the Exchange Act. However, two areas of weakness were identified in the evaluation: (i) a lack of segregation of duties due to understaffing and (ii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which we continue to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing. Currently, Dr. Maglich serves simultaneously as our Chairman of the Board, Chief Executive Officer, President, Treasurer and Chief Scientific Officer. In order to further segregate the duties of our officer positions, we are attempting to recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting. However, we can offer no assurance that we will successfully recruit such employees, as our ability to do so is limited by our available capital resources..

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with Dr. Maglich's evaluation of our disclosure controls and procedures as of October 31, 2005, as described above, Dr Maglich also determined that during our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FILED COMPLAINTS

In January 2005, we were served with a Summons and Class Action Complaint for Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named HiEnergy, its Chairman, among other named defendants on behalf of a class of persons who acquired our stock during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re:
HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and our purported failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. We engaged two legal firms to vigorously defend us in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, we timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of HiEnergy or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of HiEnergy to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part our Motions to Dismiss, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that we filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed us that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Our counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

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

In October 2005, a claim was filed against us with the Supreme Court of the County of New York, New York by HWH Enterprises ("HWH") (Civil Action No. (Index No. 603438/05). HWH is seeking collection of $101,621.18 allegedly owed to it for public relations services purported to have been provided to us during the prior fiscal year. We have engaged local counsel and intend to defend ourselves and our counsel will respond with appropriate challenges. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

In November 2005, a claim was filed against the Company with the District Court of Orange County, California by SBI-USA ("SBI"). SBI is seeking collection of a fee in the amount $50,000 allegedly owed to it for financial advisory services purported to have been provided to the Company during the fiscal year ended 2003. The Company is in the process of engaging local counsel and intends to defend itself and will respond with appropriate challenges. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

In December 2005, a claim was filed against the Company with the County Court of Dallas County by Lockwood Greene Engineers Inc. ("LGE") (Cause No. cc-05-12059-b). LGE is seeking collection of a fee in the amount of $35,039 allegedly owed to it for engineering and construction services purported to have been provided to the Company during the fiscal year ended 2005. The Company is in the process of engaging local counsel and intends to defend itself and counsel will respond with appropriate challenges. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

In December 2005, we were served with regard to a Complaint filed against it by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $20,000. A hearing before the California Labor Commissioner is expected will be held in January 2006. As of this date, we have not made any determination as to the merits of, possible defenses to, or any other aspect of such claim.

                          ITEM 2. CHANGES IN SECURITIES

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES SINCE OUR FISCAL YEAR ENDED APRIL 30, 2005

o In December 2005, we issued 150,741 Shares previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section Regulation D and/or
      Section 4(2) of the Securities Act.

o In November 2005, we committed to issue 98,780 shares of our common stock, par value $0.001 ("Shares") and warrants to purchase 506,176 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2005, we issued 10,685 Shares previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section Regulation D and/or
      Section 4(2) of the Securities Act.

o In October 2005, we committed to issue 452,028 Shares to Ryan Patch upon conversion of $224,361 of convertible notes payable related party, plus $46,856 of accrued interest, issued to our former legal counsel, Yocca, Patch and Yocca, for legal services. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In October 2005, we committed to issue 30,000 Shares and warrants to purchase 15,000 Shares at $0.75 to Mark Collins in a private placement in exchange for $15,000. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In October 2005, we committed to issue 116,303 Shares and warrants to purchase 561,954 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In October 2005, we issued $250,000 of convertible notes payable and warrants to purchase 200,000 Shares at $0.80 per shares in exchange for $250,000 in cash to various accredited investors. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In October, 2005, we committed to issue 25,000 Shares to the Soldiers', Sailors', Marines' and Airmen's Club, a not for profit organization. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In October, 2005 we committed to issue 20,000 Shares to the independent members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 shares per meeting. We believe the issuances of these securities are exempt under Section 4(2) of the Securities Act.

o In September 2005, we committed to issue 161,111 Shares and warrants to purchase 191,666 Shares between $0.45 and $0.75 per share in exchange for $75,000 to accredited investors. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In September 2005, we issued $50,000 in convertible notes payable and warrants to purchase 40,000 Shares at $0.80 per share in exchange for $50,000 in cash to various accredited investors. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In September 2005, we issued a warrant to purchase 30,000 Shares at $0.68 to Hank Sprintz for services rendered pursuant to his consultancy agreement. We believe the issuances of these securities are exempt under
      Section 4(2) of the Securities Act.

o In September 2005, we issued 240,000 Shares and warrants to purchase 120,000 Shares at $0.75 to various accredited investors in a private placement in exchange for $120,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In September 2005, we committed to issue 130,667 Shares and warrants to purchase 497,641 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2005, we committed to issue 78,982 Shares and warrants to purchase 360,039 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In August 2005, we issued 111,111 Shares and warrants to purchase 111,111 Shares at $0.45 to accredited investors in a private placement in exchange for $50,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we issued 26,667 Shares and a warrant to purchase 26,667 shares at $0.45 per share in a private placement to Richard Melnick in exchange for the cash equivalent of $12,000 in finders' fees due him. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we issued 1,200,001 Shares and warrants to purchase 1,200,001 Shares at $0.45 to various accredited investors in a private placement in exchange for $540,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we committed to issue 78,982 Shares and warrants to purchase 358,792 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In July 2005, we issued 189,917 Shares to Sherbrooke Partners LLC, which converted convertible notes payable for $81,400, deemed subject to rescission rights, plus accrued interest of $4,063 with a conversion price of $0.45 per Share. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

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

o In July 2005, we issued 129,174 Shares and warrants to purchase 64,586 Shares at $0.65 per Share to David R. Baker, a member of our Board, in connection with the conversion of accounts payable for legal services rendered prior to his directorship in the amount of $59,420 at a price of $0.46 per Share. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

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

o In July 2005, we issued a warrant to purchase 50,000 Shares at $0.75 per share. We believe the issuances of these securities were exempt under
      Section 4(2) of the Securities Act.

o In June 2005, we issued 62,222 Shares and warrants to purchase 217,777 Shares at various exercise prices between $0.45 and $1.50 to Brian C. Corday, in exchange for the cash equivalent of $28,000 in finders' fees due him. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2005, we issued 677,778 Shares and warrants to purchase 2,372,232 Shares at various exercise prices between $0.45 and $1.50 to various accredited investors in a private placement in exchange for $305,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2005, we issued 437,627 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,933 of accrued interest. We believe the issuances of these securities were exempt under Section 3(a)(9) and/or Section 4(2) of the Securities Act.

o In June 2005, we issued 32,820 Shares to Nicholas J. Yocca upon the conversion of a promissory note evidencing loans made to us in the aggregate amount of $14,000, plus $769 of accrued interest. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In June 2005, we committed to issue 78,982 Shares and warrants to purchase 353,101 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In June 2005, we issued 300,000 Shares and warrants to purchase 150,000 Shares at an exercise price of $0.65, which were previously committed in the prior year period, to Jackson Asset Management in exchange for $150,000 in cash. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

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

o In May 2005, we committed to issue 78,982 Shares and warrants to purchase 292,530 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 1,144,446 Shares and warrants to purchase 4,005,564 Shares various exercise prices between $0.45 and $1.25 to various accredited investors in a private placement in exchange in exchange for $515,000 in cash. Said warrants are to expire three and one half years following the date of effectiveness of our next filed registration statement. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we committed to issue $6,000 in convertible notes as penalties to certain note holders with registration rights as a result of our inability to file and maintain effective a registration statement within specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In May 2005, we issued 104,000 Shares for one year of prepaid Edgar filing services to Vintage Filings, LLC. We believe the issuance of these securities was exempt under Section 4(2) of the Securities Act.

o In May 2005, we issued 2,000 Shares, which were previously committed in the prior year period, to William Lacey, a member of the board of directors of HiEnergy Defense, Inc. as compensation for prior meeting attendance. We believe the issuance of these securities was exempt under
      Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

 EXHIBIT INDEX

  EXHIBIT         DESCRIPTION
  NUMBER

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

  10.53 (10)      Form of Warrant Certificate dated August 8-29, 2003 between HiEnergy  Technologies,  Inc.
                  and the purchasers of common stock and warrants

  10.53.1 (13)    Form of Amendment of Warrant dated December 15, 2003 between HiEnergy Technologies,  Inc.
                  and the purchasers of common stock and warrants

  10.54 (10)      International  Distribution  Agreement  between the Registrant  and Electronic  Equipment
                  Marketing Company (EEMCO) dated July 25, 2003

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

  10.125 (29)     Engagement Letter between Vladimir Stanich and HiEnergy Technologies, dated September 9,
                  2005.

  10.126 (29)     Independent Contractor Agreement between Metaskill, Inc. and HiEnergy Technologies, dated
                  September 15, 2005.

  10.127(32)      Form of Senior Convertible Bridge Note and Warrant issued in connection with the sale of restricted shares to various accredited investors.

  10.128*         Secured Convertible Promissory Note issued to First Regional Bank, CFBO Bruce Steinberg Roth
                  IRA dated November 18, 2005.

  10.129*         Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated November 18,
                  2005 issued to Bruce Steinberg Roth IRA.

  10.130*         Assignment of Accounts Receivable issued by HiEnergy Technologies, Inc. to First Regional
                  Bank, CFBO Bruce Steinberg Roth IRA dated November 18, 2005.

  10.131*         Memorandum of Understanding between Williams-Sterling, Inc. and HiEnergy Technologies dated
                  November 16, 2005.

  10.132*         Reseller Agreement between GTSI Corp. and HiEnergy Technologies, Inc. dated November 18,
                  2005.

  10.133*+        Cooperative Agreement between Transportation Security Administration and HiEnergy
                  Technologies, Inc. dated September 27, 2004

  10.134*         Addendum No. 4 to Original Lease Agreement dated August 15, 2002, between the Registrant and
                  Del Mar Avionics dated October 14, 2005

  10.135*         Placement Agent Agreement between Burnham Hill Partners and HiEnergy Technologies, Inc.
                  dated September 26, 2005.

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

 99.1 (31)        Press Release dated October 19, 2005 announcing the resignation of Col. William J. Lacey,
                  Jr. from our Board of Directors and the appointment of Mr. Ivan Obolensky to our Board of
                  Directors and the Compensation Committee of our Board.

 99.1 (30)        Press  Release  announcing  notification  from  the  U.S.  Army  as to the selection of our white paper for submittal of a full proposal.

 99.2 (30)        Copy of letter of notification from U.S. Army.

 99.2 (33)        Press release dated November 30, 2005 announcing the entry of an agreement with GTSI Corp.

+ Portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to the Rules of the Exchange Act.

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

(21) Filed on October 20, 2004 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended October 31, 2004, and incorporated herein by reference.

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

(29) Filed on September 19, 2005 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended July 31, 2005 and incorporated herein by reference.

(30) Filed on October 11, 2005 as an exhibit to HiEnergy Technologies' report on Form 8-K dated October 11, 2005 and incorporated herein by reference.

(31) Filed on October 24, 2005 as an exhibit to HiEnergy Technologies' report on Form 8-K dated October 20, 2005 and incorporated herein by reference.

(32) Filed on November 17, 2005 as an exhibit to HiEnergy Technologies' report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

(33) Filed on November 30, 2005 as an exhibit to HiEnergy Technologies' report on Form 8-K dated November 30, 2005 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HIENERGY TECHNOLOGIES, INC.



Date: December 15, 2005                By:  /s/ Bogdan  C. Maglich
      -----------------                   --------------------------------------
                                          Bogdan C. Maglich,
                                          Chief Executive Officer, President,
                                          Treasurer and Chief Scientific Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)