Form 10QSB
period 2006-01-31
HIENERGY TECHNOLOGIES INC
filed 2006-03-22
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                 For the quarterly period ended January 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2006, the issuer had 64,019,328 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes /  / No /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    Index to
                         Quarterly Report on Form 10-QSB
                      For the Period Ended January 31, 2006

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of April 30, 2005 and
         January 31, 2006 (unaudited)                                          3

         Consolidated Statements of Operations for the Nine Months
         Ended January 31, 2006 and 2004 (unaudited) and for the
         Period from August 21, 1995 (Inception) to January 31, 2006
         (unaudited)                                                           4

         Consolidated Statements of Shareholders' Equity (deficit)
         for the Period from August 21, 1995 (Inception) to January
         31, 2006 (unaudited)                                                  4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended January 31, 2006 and 2004 (unaudited) and for the
         Period from August 21, 1995 (Inception) to January 31, 2006
         (unaudited)                                                           5

         Notes to the Consolidated Financial Statements (unaudited)            8

Item 2   Management's Discussion and Analysis and Plan of Operation           38

Item 3   Controls and Procedures                                              74

PART II - OTHER INFORMATION                                                   75

Item 1   Legal Proceedings                                                    75

Item 2   Changes in Securities                                                77

Item 3   Defaults Upon Senior Securities

Item 4   Submission of Matters to a Vote to Securities Holders                78

Item 5   Other Information                                                    78

Item 6   Exhibits and Reports on Form 8-K                                     79

SIGNATURES

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                       FOR THE PERIODS ENDED JANUARY 31, 2006 AND APRIL 30, 2005
--------------------------------------------------------------------------------


                                                                              January 31,      April 30,
                                                                                 2006            2005
                                                                             ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                              $    372,897    $     18,452
      Accounts receivable                                                              --         275,957
      Inventory, net                                                              934,668         808,650
      Other current assets                                                        241,163         381,829
                                                                             ------------    ------------

           Total current assets                                                 1,548,728       1,484,888
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, net                                                       907,170         542,080
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $  2,455,898    $  2,026,968
                                                                             ============    ============

CURRENT LIABILITIES
      Accounts payable                                                          1,921,215       1,287,543
      Accrued expenses                                                            211,700          74,205
      Accrued payroll and payroll taxes                                           530,835         436,865
      Accrued interest                                                            186,251         166,591
      Capital lease obligations                                                    11,127           2,039
      Notes payable                                                                 7,125          37,125
      Notes payable - related parties                                              85,000          99,000
      Convertible notes payable                                                   577,129              --
      Convertible notes payable - related parties                                 448,722         673,083
      Convertible notes payable subject to rescission rights                           --         532,800
      Common stock subject to rescission rights, 0 and 312,012 shares                  --         199,560
      Other current liabilities                                                   707,445         200,000
                                                                             ------------    ------------

           Total current liabilities                                            4,686,549       3,708,811

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 8,106           3,556

           Total liabilities                                                    4,694,655       3,712,367
                                                                             ------------    ------------
SHAREHOLDERS' DEFICIT
      Preferred stock,  $0.001 par value  20,000,000 shares
       authorized no shares outstanding                                      $         --    $         --
      Common stock.  $0.001 par value  100,000,000 shares
        authorized 64,019,328 and 45,817,315 shares issued and outstanding         64,019          45,817
      Additional paid-in capital                                               35,571,670      29,521,570
      Committed common stock,  330,094 and 1,378,604 shares, respectively         179,102         547,375
      Deficit accumulated during the development stage                        (38,053,548)    (31,800,161)
                                                                             ------------    ------------

           Total shareholders' deficit                                         (2,238,757)     (1,685,399)
                                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $  2,455,898    $  2,026,968
                                                                             ============    ============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005 AND
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2006
--------------------------------------------------------------------------------


                                                                                                                     For the
                                                                                                                   Period from
                                                    For the Three Months Ended      For the Nine Months Ended    August 21, 1995
                                                   ----------------------------    ----------------------------  (Inception) to
                                                     January 31,    January 31,     January 31,    January 31,     January 31,
                                                       2006            2005            2006           2005            2006
                                                    (unaudited)     (unaudited)     (unaudited)    (unaudited)     (unaudited)
                                                   ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
      General and administrative                   $  1,084,349    $    829,124    $  3,152,153    $  3,704,744    $ 23,747,043
      Research and development                          665,563         167,720       1,520,405         602,364       4,717,774
                                                   ------------    ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                              1,749,912         996,844       4,672,558       4,307,108      28,464,817

LOSS FROM OPERATIONS                                 (1,749,912)       (996,844)     (4,672,558)     (4,307,108)    (28,464,817)
                                                   ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Interest income                                       198             304             249             459           9,812
      Other income                                           --              --             480              --           2,623
      Interest expense                                 (123,786)        (24,510)       (295,549)       (870,578)     (1,771,228)
      Financing expense                                      --              --              --              --        (223,710)
      Loss on disposal of property and equipment        (13,583)             --        (114,964)             --        (114,964)
      Loss on foreign currency transaction               (1,403)             --          (1,403)             --          (1,403)
      Penalty expense on issuance of
       convertible promissory notes
       as a penalty for late registration                    --         (20,000)        (12,000)        (26,000)        (63,000)
      Penalty expense on issuance of
       common stock and warrants
       as a penalty for late registration              (152,233)       (602,076)     (1,157,642)     (3,003,303)     (5,983,644)
                                                   ------------    ------------    ------------    ------------    ------------

Total other expense, net                               (290,807)       (646,282)     (1,580,829)     (3,899,422)     (8,145,514)
                                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (2,040,719)     (1,643,126)     (6,253,387)     (8,206,530)    (36,610,331)

PROVISION FOR INCOME TAXES                                   --           1,686              --           1,686          14,183
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                                           $ (2,040,719)   $ (1,644,812)   $ (6,253,387)   $ (8,208,216)   $(36,624,514)

BENEFICIAL CONVERSION FEATURE GRANTED
      ON PREFERRED STOCK                                     --              --              --              --        (767,431)

PREFERRED STOCK DIVIDEND                                     --              --              --              --        (661,603)
                                                   ------------    ------------    ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $ (2,040,719)   $ (1,644,812)   $ (6,253,387)   $ (8,208,216)   $(38,053,548)
                                                   ============    ============    ============    ============    ============


Net loss per share                                 $      (0.04)   $      (0.04)   $      (0.12)   $      (0.24)
                                                   ============    ============    ============    ============

BASIC AND DILUTED LOSS AVAILABLE TO
      COMMON SHAREHOLDERS PER SHARE                $      (0.04)   $      (0.04)   $      (0.12)   $      (0.24)
                                                   ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                      57,168,707      38,018,739      52,545,085      34,072,909
                                                   ============    ============    ============    ============


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005 AND
             FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JANUARY 31, 2006
--------------------------------------------------------------------------------


                                                                                                                For the
                                                                                                              Period from
                                                                              For the Nine Months Ended     August 21, 1995
                                                                             ----------------------------   (Inception) to
                                                                              January 31,    January 31,      January 31,
                                                                                 2006           2005             2006
                                                                              (unaudited)    (unaudited)      (unaudited)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $ (6,253,387)   $ (8,208,216)   $(36,624,514)
      Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities
           Depreciation                                                           243,319         157,816         700,236
           Loss on inventory impairment                                            63,898              --          63,898
           Loss on disposal of property and equipment                             114,964              --         114,964
           Issuance or committed issuance of common stock
             for services rendered                                                271,931         493,465       5,535,255
           Issuance or committed issuance of common stock
             for contribution                                                      16,250              --          16,250
           Common stock issued for legal settlement                                    --              --          13,440
           Issuance of common stock as compensation expense
             for services rendered from minority shareholders                          --              --          18,923
           Warrants issued or committed for services rendered                      39,520          38,573       1,015,555
           Financing expense in connection with the
             issuance of warrants                                                 106,904              --         330,614
           Expensing of stock options for services rendered                        32,000              --       2,379,640
           Additional compensation to officer in the form of
             convertible note payable - related party                                  --              --          42,171
           Amortization of deferred compensation                                       --         399,055       1,646,192
           Amortization of debt discount on convertible
             notes payable                                                         95,627         785,934       1,374,341
           Issuance of convertible notes payable as a penalty for the
            delayed registration of the underlying common stock                    12,000          26,000          63,000
           Issuance or committed issuance of common stock as a penalty
             for the delayed registration of shares of common stock               449,448       1,844,614       3,755,936
           Issuance or commitment to issue warrants as a penalty for the
             delayed registration of the underlying common stock                  708,194       1,158,690       2,227,222
           (Increase) decrease in
                Accounts receivable                                               275,957        (122,079)             (2)
                Inventory                                                        (333,285)       (589,713)     (1,141,935)
                Other current assets                                              161,967        (237,528)       (249,822)
           Increase (decrease) in
                Accounts payable                                                  602,597         437,109       2,789,233
                Accrued expenses                                                  137,495         (28,548)        211,700
                Accrued payroll and payroll taxes                                  93,970          31,778         952,588
                Accrued interest                                                   83,281          70,954         257,281
                Other current liabilities                                         507,445         100,000         707,445
                                                                             ------------    ------------    ------------

Net cash used in operating activities                                        $ (2,569,905)   $ (3,642,096)   $(13,800,389)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     $   (552,452)   $   (144,154)   $ (1,540,507)
      Sales of property and equipment                                              21,250              --          21,250
                                                                             ------------    ------------    ------------

Net cash used in investing activities                                            (531,202)       (144,154)     (1,519,257)
                                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock in
       private placement                                                     $         --    $         --    $  3,547,406
      Offering costs on issuance of common stock in
            private placement                                                          --              --        (196,793)
      Proceeds from issuance or committed issuance of common stock              1,620,000       2,352,156       6,315,424
      Offering costs on issuance of common stock                                 (117,485)        (31,750)       (257,253)
      Proceeds from the issuance of preferred stock                                    --              --         979,301
      Offering costs on issuance of preferred stock                                    --              --        (178,902)
      Proceeds from issuance of common stock subject
        to rescission rights                                                           --         880,000       1,355,000
      Proceeds from issuance of common stock subject to buy-back                       --              --         250,518
      Proceeds from collection of subscription receivable for net
        sales of common stock subject to buy-back                                      --              --         443,482
      Recapitalization of reverse merger                                               --              --              14
      Proceeds from exercise of stock options in subsidiary                            --              --           7,164
      Proceeds from bank overdraft                                                     --              --              --
      Proceeds from issuance of common stock upon exercise
        of warrants                                                             1,487,127              --       1,541,131
      Proceeds from notes payable                                                      --          59,000          59,000
      Payment on capital lease obligations                                         (4,090)             --          (4,090)
      Payment on notes payable                                                    (30,000)         (8,482)        (39,447)
      Proceeds from issuance of notes payable - related parties                        --         476,000         947,853
      Payments on notes payable - related parties                                      --        (260,934)       (807,265)
      Proceeds from convertible notes payable                                     600,000         100,000         700,000
      Payments on convertible notes                                              (100,000)             --        (100,000)
      Proceeds from convertible notes payable - related parties                        --              --          55,400
      Payments on convertible notes payable - related parties                          --              --         (35,400)
      Proceeds from convertible notes payable
        subject to rescission rights                                                   --         300,000         685,000
      Proceeds from collection of subscription receivable for
        sale of convertible note payable sold subject to rescission rights             --         425,000         425,000
                                                                             ------------    ------------    ------------

Net cash provided by financing activities                                       3,455,552       4,290,990      15,692,543
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                              354,445         504,740         372,897

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     18,452          42,857              --
                                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    372,897    $    547,597    $    372,897
                                                                             ============    ============    ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                         $      8,944    $     13,771    $     26,908
                                                                             ============    ============    ============

       Income taxes paid                                                     $         --    $        800    $     14,983
                                                                             ============    ============    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue 458,359, 387,455, and 14,217,341 shares of common stock, respectively, for services rendered or to be rendered. The shares of common stock were valued at $290,391, $493,465, and $5,553,715, respectively.

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue warrants to purchase 157,179, 100,000, and 1,435,408 shares of common stock, respectively, for services rendered or to be rendered. The warrants were valued at $42,362, $38,573, and $1,018,397, respectively.

Of the 458,359 common shares and warrants to purchase 157,179 common shares either issued or committed during the nine months ended January 31, 2006, 154,359 common shares and warrants for 77,179 common shares related to prior period services off-setting accounts payable in the amount of $70,820.

Of the $290,391 for shares issued or committed for services during the nine months ended January 31, 2006, $18,460 remained capitalized as prepaid filing fees as of January 31, 2006. Of the $42,362 for warrants issued for services during the nine months ended January 31, 2006, $2,842 remained capitalized as prepaid Edgar filing fees as of January 31, 2006.

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to former legal counsel of the Company of $0, $25,648, and $773,083, respectively.

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company expensed $449,448, $1,844,614, and $3,755,936, respectively, for the issuance or committed issuance of 709,942, 1,732,945 and 3,607,699 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued convertible notes payable of $12,000, $26,000, and $63,000, respectively, as a penalty for the late registration of common stock to be issued upon conversion of convertible notes payable.

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company expensed $708,194, $1,158,690, and $2,227,222, respectively, for the issuance or committed issuance of warrants to purchase 3,158,222, 1,701,204, and 5,814,300 shares of common stock, respectively, as a penalty for the late registration of the common shares underlying investor warrants.

During the nine months ended January 31, 2006, the Company issued 22,463 shares of common stock upon the cashless exercise of warrants to purchase 64,583 shares of common stock.

During the nine months ended January 31, 2006, the Company issued or committed to issue 1,079,572 shares of common stock to investors, upon the conversion of $553,612 of convertible notes payable plus accrued interest. Included in the 1,079,572 shares are 273,855 shares committed upon conversion of $271,217 of convertible notes payable plus accrued interest and 178,173 shares committed and valued at $106,904 for the induced conversion of the convertible note.

During the nine months ended January 31, 2006, the Company issued 32,820 shares of common stock to an investor, upon the conversion of a promissory note payable plus accrued interest in the amount of $14,769.

During the nine months ended January 31, 2006, the Company removed $199,560 of current liabilities recorded from the sale of 312,012 common shares sold deemed subject to rescission rights. The $199,560 of current liabilities was reclassified to common stock and paid-in-capital.

During the nine months ended January 31, 2006, the Company reclassified $278,400 of convertible notes payable deemed subject to rescission rights to convertible notes payable.

During the nine months ended January 31, 2006, the Company issued or committed to issue 106,667 shares of common stock and warrants to purchase 324,444 additional shares as offering costs.

During the nine months ended January 31, 2006, the Company issued 452,029 shares of common stock, committed in the prior year, to acquire the remaining outstanding stock of Microdevices.

During the nine month ended January 31, 2006, the Company committed to issue 25,000 shares as a contribution to a non-profit organization.

During the nine months ended January 31, 2006, the Company recorded debt discounts totaling $296,897 upon issuance of convertible notes payable in the face amount of $600,000 with detachable warrants to purchase 450,000 common shares.

During the nine months ended January 31, 2006, the Company entered into a two-year operating lease for office equipment valued at $16,413. The lease was amended in January 2006 with the addition of equipment increasing the monthly payment to $817.64 from $749.49. Total remaining payments under the lease as of January 31, 2006 are $16,353.

The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) the CarBomb Finder(TM) 3C4, a vehicle-borne system, for the detection and identification of car bombs, (ii) the SIEGMA(TM) 3E3 and SIEGMA(TM) 3M3, portable suitcase-borne systems for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs, (iii) the CarBomb Finder(TM) 3C5, an in-ground screening system for the detection and identification of car bombs and (iv) the STARRAY(TM), an all-terrain robot-borne IED detector. The Company is marketing its devices to governmental and private entities and is negotiating licenses for distribution of its devices with various industry partners in the United States and abroad. To date, the Company has devoted the bulk of the Company's efforts and resources to the research, design, testing and development of proprietary "stoichiometric" or Atometer(TM) sensor devices and underlying technologies, and has yet to generate meaningful revenues from the sale of any products using its technologies.

The Company continues to focus on the research and development of additional applications of its technologies and their further exploitation, both internally and through collaboration with third parties. The Company is currently developing prototypes in programs with the U.S. Department of Defense and the U.S. Department of Homeland Security for other related uses of its core technology. The Company entered into a cooperative development agreement with the U.S. Transportation Security Administration to produce a proof of concept which incorporates its SuperSenzor (TM) technology into a baggage screening system. The Company's "stoichiometric" technology, or "Atometry" has been incorporated into additional prototype applications which, if it is able to raise the funds necessary to commercialize them, will be the next products the Company attempts to launch: (i) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (ii) a palletized cargo explosive and contraband screening system; (iv) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (v) a device the Company calls a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

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

Prior to January 2005, HiEnergy also had one majority-owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which "Atometry" or Stoitech(TM) was initially developed by the Company's Chairman, Dr. Bogdan Maglich ("Microdevices"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's Chairman, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary, and was later merged with the Company in January 2005 in a short-form merger through which the Company committed to issue 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of the Company's common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company incurred net losses available to common shareholders of approximately $6,253,387, $8,208,216 and $38,053,548, respectively, and has had negative cash flows from operations of approximately $13,800,389 for the period from August 21, 1995 (inception) to January 31, 2006. In addition, the Company had an accumulated deficit of $38,053,548 and was in the development stage as of January 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support its cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of January 31, 2006 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses. Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.

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

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period, and actual results could differ from those estimates. Results of operations for the nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006, or for any other period.

                           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HiEnergy and its wholly-owned subsidiaries, HiEnergy Defense Inc., HiEnergy Europe Ltd., HiEnergy Mfg Company, HiEnergy International Co., HiEnergy Leasing Co., and its former majority-owned subsidiary, HiEnergy Microdevices, Inc. All significant inter-company accounts and transactions have been eliminated.

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

                              Other Current Assets

Other current assets consist primarily of capitalized insurance premiums, prepaid consulting and services, and equipment deposits. Insurance premiums and prepaid consulting and services are capitalized and amortized over the estimated period for which such services are provided.

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

                                     Patents

The Company has filed several patent applications within and outside the United States. The outcome is indeterminable. Patent costs, consisting mainly of legal expenses, are expensed as incurred.

                            Valuation of Inventories

During the nine months ended January 31, 2006, the Company acquired components in anticipation of future assembly and sale. The components have been recorded at cost. The Company values its inventory at the lower of cost (first-in, first-out method) or market. Total net inventory as of January 31, 2006 was $934,668.

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

           Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 13, 19 and 20, and the commitment to issue such penalty securities is described in Notes 18 and 21 to this Report.

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

                         Research and Development Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's grants and development agreements with the U.S. Department of Defense and U.S. Department of Homeland Security have been offset against research and development costs, in accordance with the provisions of that section.

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

The weighted average fair value of stock options granted during the nine months ended January 31, 2006 was $0.30. Fair value was determined using the Black-Scholes option-pricing model. For stock options granted during the nine months ended January 31, 2006, the weighted average assumptions for grants were a risk free interest rate of 4.04% an expected life of 2 years, volatility of 98% and dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share for the nine months periods ended January 31, 2006 and January 31, 2005, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123. The presentation for the nine months ended January 31, 2005 has been adjusted to reflect a warrant issued to the Company's then Controller which was expensed in the period.

                                                       Nine months ended    Nine months ended
                                                       January 31, 2006     January 31, 2005
                                                       ----------------     ----------------
Net loss attributable to common stockholders               (6,253,387)         (8,208,216)

Stock-based employee compensation included in
   reported net income, net of related tax effects             32,000              39,573
Total stock-based employee compensation expense
  determined under fair value based methods for
  all awards, net of related tax effects                     (954,748)           (764,725)
                                                         ------------        ------------

Pro forma net loss attributable to common stockholders     (7,176,135)         (8,933,368)

Basic loss per share:
  As reported                                                   (0.12)              (0.24)
  Pro forma                                                     (0.14)              (0.26)
Diluted loss per share:
  As reported                                                   (0.12)              (0.24)
  Pro forma                                                     (0.14)              (0.26)

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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive. The presentation as of January 31, 2005 has been adjusted to properly reflect 704,190 shares held by the Company to be issued upon payment of outstanding promissory notes to former holders of Microdevices options and warrants.

                                                              As of                 As of
                                                         January 31, 2006      January 31, 2005
                                                         ----------------      ----------------
Stock Options                                                 9,450,165           8,070,655
Warrants                                                     14,052,844          18,676,653
Convertible notes payable and accrued interest - related
   parties                                                      560,929
                                                                                    765,137

Convertible notes payable and accrued interest                1,521,253                  --
Convertible notes payable and accrued interest - deemed
  subject to rescission rights                                       --
                                                                                  1,185,552

Shares of common stock deemed subject to rescission rights           --           4,021,875
Shares of common stock deemed subject to buy-back rights             --           2,000,000
Shares held by Company to be issued upon
   payment of outstanding promissory notes                      704,190             704,190
                                                             ----------          ----------
                                                             26,289,381          35,424,062
                                                             ----------          ----------

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

                    Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years which begin after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

NOTE 4 - RISKS AND UNCERTAINTIES

In addition to considering these risks and uncertainties, before making any determination with respect to the Company, readers should refer to the other information contained in this quarterly report for the period ended January 31, 2006 as filed on Form 10-QSB (the "Report"), and the Company's Annual Report filed on Form 10-KSB for the year ended April 30, 2005, including the information under the heading entitled "Risk Factors", as well as review the disclosures contained in the Forward-Looking Statements at the front of this Report.

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

      o an inability to control the damage done to the ability to sell products and/or raise funds if product demonstrations or field testing conducted by the Company are unsuccessful;

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

      o changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in the average selling prices of the CarBomb Finder(TM), SIEGMA(TM) systems and future products, due to promotional offerings, contracted discounts, customer volume orders, and competitive pricing pressures;

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

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                   January 31, 2006     April 30, 2005
                                   ----------------     --------------
 Prepaid professional services        $ 26,946             $ 44,553
 Insurance premiums                     62,114               10,060
 Equipment deposits                    144,103              311,042
 Other                                   8,000               16,174
                                      --------             --------

       Total                          $241,163             $381,829
                                      ========             ========

NOTE 6 - INVENTORY

During the nine months ended January 31, 2006, the Company continued to acquire components in anticipation of future assembly and sale. Total net inventory as of January 31, 2006 was $934,668 compared to $808,650 as of April 30, 2005. The Company values its inventory at the lower of cost or market. The Company performs quality control reviews of its components and records inventory impairment charges based upon specific identification of potentially defective units. The Company generally does not maintain inventory reserves based on obsolescence or risk of competition because the shelf life of its products is long. However, if the Company's current assumptions about demand or obsolescence were to change, additional charges may be needed, which could negatively impact the Company's product gross margins. The Company's inventory impairment charges were $63,898 and $0 for the nine month periods ended January 31, 2006 and 2005, respectively.

SFAS 2, Accounting for Research and Development Costs, allows an enterprise to draw from its normal inventory and convert the inventory for research and development purposes. During the nine months ended January 31, 2006 and 2005, the Company converted $143,369 and $0 of normal inventory for research and development purposes, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                                     January 31, 2006     April 30, 2005
                                                     ----------------     --------------
          Prototype equipment                           $  968,701          $  327,747

          Laboratory equipment                             348,350             535,110

          Furniture and fixtures                            90,983              70,587
          Leasehold improvements                            51,150              51,150

          Web site development                              14,400              14,400
                                                        ----------          ----------
                                                         1,473,584             998,994

          Less accumulated depreciation                    566,414             456,914
                                                        ----------          ----------

                             Total                      $  907,170          $  542,080
                                                        ==========          ==========


Depreciation and amortization expense for the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, was $243,319, $157,816, and $700,236, respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

As of January 31, 2006, the Company's former subsidiary, Microdevices, has completed its filing requirements for missing payroll tax returns for years 1998 through 2001 and is in the process of reviewing its requirements as to the amendment of certain other previously filed payroll tax returns filed, as well as related Forms W-2 and 1099, with respect to the issuance of shares of Microdevices common stock to officers, employees, directors, legal advisors and consultants for services rendered prior to April 30, 2002. In November 2005, a Federal Tax Lien in the amount of $52,652 was filed in response to the Company's filing of certain of these returns and in January 2006 a request for payment in the amount of $24,236 was received upon filing the remaining return. The combined amount of $76,888 will accrue interest until fully paid. The Company has paid $7,857 towards this liability as of January 31, 2006, an additional $20,781 thereafter, and has negotiated a payment plan for the remaining balance. As of January 31, 2006, the Company has a remaining accrual of $425,007 for the payroll tax liability, penalties and interest related to these returns.

Excluding the payroll tax liability mentioned above, the Company has accrued payroll and payroll tax of $105,828 as of January 31, 2006, which includes deferred salaries for certain employees.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following as of the periods ended:

                                                                              January 31, 2006     April 30, 2005
                                                                              ----------------     --------------
     Capital lease for equipment, secured by the equipment with an effective interest rate of 17.205% per annum through October 2007, with monthly
       payments in the amount of $237                                             $ 4,099              $ 5,595

     Capital lease for equipment, secured by the equipment, with an effective interest rate of 8.99% per annum through October 2007, with monthly
       payments in the amount of $817.64                                           15,134                   --
                                                                                  -------              -------
                                                                                   19,233                5,595

     Less current portion                                                         $11,127              $ 2,039
                                                                                  -------              -------
     Long-term portion                                                            $ 8,106              $ 3,556
                                                                                  =======              =======


NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                                              January 31, 2006     April 30, 2005
                                                                              ----------------     --------------
     Notes payable to former employees for deferred compensation,
      unsecured and bearing interest at 5% per annum                                7,125               37,125
                                                                                  -------              -------
                                                                                    7,125               37,125

     Less current portion                                                         $ 7,125              $37,125
                                                                                  -------              -------
     Long-term portion                                                            $    --              $    --
                                                                                  =======              =======


NOTE 11 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                                              January 31, 2006     April 30, 2005
                                                                              ----------------     --------------
     Notes payable to a shareholder of the Company, unsecured,
       bearing interest at 10.5% per annum, or 15% per annum
       upon default, and due on demand                                            $40,000              $40,000

     Note payable to a shareholder of the Company, unsecured,
       bearing interest at 10.5% per annum, and due on demand                      45,000               45,000

      Note payable to former legal counsel of the Company, unsecured, bearing interest at 5% per annum and due on demand
       The note was subsequently converted into equity in June 2005                    --               14,000
                                                                                  -------              -------
                                                                                   85,000               99,000

     Less current portion                                                          85,000               99,000
                                                                                  -------              -------

     Long-term portion                                                            $    --              $    --
                                                                                  =======              =======

NOTE 12 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                              January 31, 2006     April 30, 2005
                                                                              ----------------     --------------
     Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the notes has the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any time. In October 2005, the Company induced conversion of $198,930 of the notes, plus accrued interest, by reducing the conversion price to $0.60
       per share                                                                  $397,860             $596,790

     Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $0.85 per share at any time. In October 2005, the Company induced conversion of $12,744 of the notes, plus accrued interest, by reducing the conversion price to $0.60
       per share                                                                    25,488               38,232

     Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any time. In October 2005, the Company induced conversion of $12,687 of the notes, plus accrued interest, by reducing the conversion price to $0.60
       per share                                                                    25,374               38,061
                                                                                  --------             --------
                                                                                   448,722              673,083
                                                                                  --------             --------
     Less current portion                                                          448,722              673,083
                                                                                  --------             --------

     Long-term portion                                                            $     --             $     --
                                                                                  ========             ========

NOTE 13 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of the periods ended:

                                                                              January 31, 2006     April 30, 2005
                                                                              ----------------     --------------
     Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in
       June 2006. The holder has the option to convert the principal and accrued interest into shares of common stock at $0.45 per share at any time until the later of the prepayment date or the maturity date. The
       CNP were issued with detachable warrants to purchase shares of common stock with a three and one-half year term as follows: 1,066,666 at $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at $1.25 per share. The holder also has registration rights on the underlying shares, and has received as penalties for the failure to register them (i)
       additional detachable warrants to purchase up to 2% of the amount of shares exercisable under the original warrants and (ii) additional CNP equal to 2% of the original face amount, or principal balance, each month until the securities became eligible for sale without registration
       under Rule 144                                                             $240,000             $        --

     Convertible note payable, unsecured, bearing interest at 5% per annum due in June 2006, issued as a penalty to holders as a result of the
       Company's inability to file a registration statement within certain specified deadlines, covering and reflecting the same terms as, the convertible notes payable referenced above, with the exception of
       penalties                                                                    38,400                      --

     Convertible notes payable ("CNP") to various investors, unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 31%
       to 74%, due in October and November 2006. The CNP were issued with detachable warrants to purchase 400,000 shares of common stock at $0.80 per share with a three year term. The face value of the CNP is $500,000, the recording of which reflects an unamortized debt discount of $201,271 for the relative values of the beneficial conversion feature and detachable warrants. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. Any outstanding balance of the CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by the
       Company in the amount of $2,500,000 or above, at a 10% discount. During the Company's special warrant offer, 360,000 shares of common stock were purchased upon exercise of the detachable warrants at a reduced exercise
       price of $0.20 per share, with the remaining warrants forfeited             298,729                      --
                                                                                  --------             -----------
                                                                                   577,129                      --
                                                                                  --------             -----------
      Less current portion                                                        $577,129             $        --
                                                                                  --------             -----------

      Long-term portion                                                           $     --             $        --
                                                                                  ========             ===========


In accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has evaluated its sale of the above convertible notes payable with detachable warrants for the beneficial conversion features. The Company has allocated the proceeds from the placement of the debt to the warrants and the debt based on their relative pro-rated values.

NOTE 14 - CONVERTIBLE NOTES PAYABLE DEEMED SUBJECT TO RESCISSION RIGHTS

Convertible notes payable deemed subject to rescission rights consisted of the following as of the periods ended:

                                                                              January 31, 2006     April 30, 2005
                                                                              ----------------     --------------
     Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 49%, due in
       June 2006 (excluding $10,000 due in January 2006). In June 2005, the holders converted $70,000 of the CNP into shares of common stock. As of
       January 31, 2006, the remaining $240,000 of CNP was reclassified as convertible notes payable. The outstanding CNP is more fully described
       in Note 13.                                                                $     --             $   310,000

     Convertible note payable, unsecured, bearing interest at 5% per annum due in June 2006, issued as a penalty to holders as a result of the
       Company's inability to file a registration statement within certain specified deadlines. As of January 31, 2006, the CNP was reclassified as
       convertible notes payable and is more fully described in Note 13.                --                  37,800

     Convertible note payable ("CNP"), unsecured, bearing interest at 5% per annum, and, coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%. The CNP was due January 2006, convertible at $0.45 per share at any time before maturity. The CNP included detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at
       $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share. Said detachable warrants issued in the first closing have since expired. In June 2005, the holder converted all principle and accrued interest into common shares. The holder has registration rights on the shares issued upon conversion, as well as rights to a second closing for up to $400,000 of CNP prior to filing a registration statement with similar terms. The shares issued
       upon conversion have been deemed no longer subject to rescission.                --                 185,000
                                                                                  --------             -----------
                                                                                        --                 532,800
                                                                                  --------             -----------
     Less current portion                                                         $     --             $   532,800
                                                                                  --------             -----------
     Long-term portion                                                            $     --             $        --
                                                                                  ========             ===========


The above convertible notes payable had been previously deemed subject to integration having been sold during a period when the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws concerning the contemporaneous sale of securities by the Company at different terms, where the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. If this is the case, the purchasers of convertible notes payable may have had similar rescission rights available to certain of the shareholders as described in Note 15 (See Note 15 for a full description of the circumstances surrounding rescission rights of the shareholders). Accordingly, the Company would have been required to pay each rescinding holder of convertible notes payable the amount it received as consideration, plus any interest with respect to such amount at the applicable rate, and the securities would have been cancelled.

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice it has received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified all convertible notes payable deemed subject to rescission rights to convertible notes payable as of January 31, 2006.

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

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified all of 4,132,008 shares of common stock sold deemed subject to rescission rights to common stock and additional paid in capital, and eliminated the related current liability. During the nine months period ended January 31, 2006, the Company reclassified the 312,012 remaining shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, eliminating the recorded current liability for shares deemed subject to rescission rights of $199,560, reported at fiscal year ended April 30, 2005.

NOTE 16 - RESEARCH AND DEVELOPMENT COSTS

To date, the Company has devoted the bulk of its efforts and resources to the research, design, testing and development of sensor systems incorporating its proprietary "stoichiometric" technologies for numerous governmental and commercial applications and markets. The Company's technologies have the ability to determine automatically, in a matter of tens of seconds and with a high degree of accuracy, whether an object or container carries dangerous substances, such as explosives, illicit drugs or biological agents, by deciphering the chemical composition of select substances. Aside from its current applications, management believes that its technologies have numerous other applications.

The Company's research and development expenses consist primarily of salaries and benefits, facilities, depreciation, consulting services, supplies and travel. The Company accounts for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section
3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under the Company's grants and development agreements with the U.S. Department of Defense ("DoD") and U.S. Department of Homeland Security (DHS) have been offset against research and development costs, in accordance with the provisions of that section, in all periods presented.

Since inception, the Company has been able to obtain various governmental grants and development contracts. During the fiscal years ended April 30, 2005 and 2004, the Company worked on different phases of two separate development contracts with the DoD and the first stage of a cooperative research and development agreement with the U.S. Transportation Security Administration (TSA) agency of the DHS.

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of July 31, 2005, the Company earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7(TM), once the Company has completed development activities. As of January 31, 2006, the Company had collected all receivables due it in completion of Phase II.

In September 2004, the Company entered into a Cooperative Agreement with the TSA. Under the agreement, the Company provided proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with the Company. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond Stage 1 or to purchase any of the Company's products once it has completed development activities. As of January 31, 2006, the Company earned and collected $367,141 in cooperative financing from the TSA to complete Stage 1.

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army in mid 2006. As of date, the Company has received payment in the amount of $222,716 for its performance to date.

Below is a summary of research and development costs for the following periods:

                                                                        Period from
                                                                      August 21, 1995
                                                                       (Inception) to
                                       Nine months ended January 31,     January 31,
                                       ----------------------------      -----------
                                          2006             2005             2006
                                       -----------      -----------      -----------
Research and development costs         $ 1,804,227      $   998,582      $ 6,454,370
Grant proceeds earned                     (283,822)        (396,218)      (1,736,596)
                                       -----------      -----------      -----------
Net research and development costs     $ 1,520,405      $   602,364      $ 4,717,774
                                       -----------      -----------      -----------

NOTE 17 - RETIREMENT PLAN

In July 2005, the Company's Board of Directors approved a SIMPLE IRA Plan (the "Plan"). Participation in the Plan is automatic for those employees who meet eligibility requirements unless they decline participation. Under the Plan, the Company provides matching contributions of up to 3% of each participating employee's annual eligible compensation. The maximum employee contribution is subject to regulatory limitations. The Plan expense included in loss from continuing operations for the nine months ended January 31, 2006 was $26,439.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

                      Consultancy Agreements and Contracts

In August 2004, the Company entered into an agreement with an engineering and construction firm, which agreed to provide design and construction management services to the Company in connection with a proposed manufacturing plant capable of producing commercial quantities of the CarBomb Finder(TM). Under the terms of the proposal, the engineering and management firm is responsible for designing and implementing a facility which is suitable for its intended purposes, including creating a flow process recommendation, designing the optimum configuration for the facility, providing construction management, assisting with supplier relationships, and reviewing transportation, laboratory testing and other logistical issues. As of the date of the Report, the agreement is no longer in effect and the Company has an accounts payable of $35,039.

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

In April 2005, the Company entered into a retention agreement with a law firm to act as special counsel to the Company on discovery and litigation matters related to the arbitration between Isaac Yeffet of Yeffet Security Consultants and the Company. Pursuant to the agreement, the Company paid the law firm a retainer of $20,000 against which legal fees and costs associated with the matter would be offset

In May 2005, the Company entered into a contract with a consultant for Edgar filing services in which it prepays one year of services with 104,000 restricted shares of its common stock. Pursuant to the agreement, the Company issued the service provider a three year warrant to purchase 50,000 shares of its common stock with an exercise price of $0.75 per share, as the shares had not been filed for registration on or before June 30, 2005.

In June 2005, the Company entered into a contract with a consultant to provide public media relations on a guaranteed placement basis. Under the contract, the Company agrees to pay the consultant pursuant to a fixed fee schedule for successful placements and media coverage incorporating the Company's products and technologies.

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

In November 2005, the Company engaged a research physicist as a scientific advisor and consultant to the Company. Pursuant to the letter agreement, the Company will pay the consultant an annual consultancy fee of approximately
(euro) $11,750 in cash and/or common stock of the Company payable in quarterly installments. Either party may terminate the agreement at any time.

In November 2005, the Company entered into a reseller agreement with a leading governmental sales organization related to non-exclusive rights to market and resell the Company's products and services to federal, state and local customers. The reseller agreement expires in six months but may be extended at the sole option of the reseller.

In November 2005, the Company entered into a letter agreement with technology management consultant in which the consultant will provide the Company with advisory services as to business strategy, technology management and new product/innovation development. The Company will pay the consultant a retainer of $25,000, payable in restricted common stock of the Company. The agreement may be terminated by any party with 60 days' written notice to the other.

In December 2005, the Company engaged a research physicist to serve as scientific advisor and consultant to the Company. Pursuant to the letter agreement, the consultant shall join the Scientific Advisory Board and provide guidance as to the effectiveness and applicability of the Company's counter-terror technologies in Israel, and the Company will issue the consultant options to purchase 60,000 shares of common stock of the Company at $0.36 per share, which shall vest on an annual basis. Either party may terminate the agreement at any time.

In January 2006, the Company entered into a new contract with a consultant to provide engineering services and production planning for a six month-month period. Major terms of the agreement are as follows:

      o The Company will pay the consultant cash remuneration of $4,000 and issue him restricted shares in the amount of $15,000 for each month of services performed under the engagement.

      o The Company will reimburse consultant for any pre-approved expenses during the engagement.

      o In the event the Company files a registration statement on S-8, the Company will include restricted shares issued to the consultant for resale and the Company has the option to prepay the consultant's services with S-8 stock.

In January 2006, the Company entered into a Teaming Agreement with a service-disabled veteran-owned (SDVO) sales organization under which both parties would jointly bid on business relating to the integration and sale of the Company's products and services to select federal agencies. The term of the agreement is one year, unless extended by mutual agreements and may be terminated at any time upon mutual written consent.

In January 2006, the Company entered into a reseller agreement with a service-disabled veteran-owned (SDVO) related to the rights to market and resell the Company's products and services to federal agencies and customers. The Company agrees to work with no other qualified SDVO in the sales and marketing of its products and services. The reseller agreement and related pricing expires in one year unless extended by mutual agreements.

In January 2006, the Company entered into a joint marketing agreement with a Swedish manufacturer of security products in which the parties agree to offer a combination of their products and technologies for sale to prospective customers in the United States and in Sweden. Pursuant to the agreement, the parties agree to provide exclusive license for resale of their products and the Company agrees to provide support as to advertising, media and press relations, dealer and distributor support; training, technical data and product documentation; and after-sale support, including maintenance, upgrades, and product enhancements.

                           Placement Agency Agreements

In September 2005, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

      o The term of the agreement will be for one year or in the event the placement agent has not completed financing of at least $2 million in the first 30 days, the Company may cancel at any time with 5 days' written notice of cancellation.

      o The Company will pay a retainer in the amount of $10,000 to be deducted from any fees due under the agreement.

      o The Company will pay a success fee equal to 10% of any of the gross proceeds received by the Company derived from the efforts of the placement agent for any amounts up to $3 million and 7% for that amount in excess of $3 million, plus reimbursable expenses not to exceed $10,000 without written approval of the Company.

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

      o As part of the agreement, the Company executed a separate letter indemnifying BHP and its related parties for services provided under the engagement letter.

                              Employment Agreements

In January 2005, the Company entered into an employment agreement for the employment of Roger W.A. Spillmann as Secretary and Vice President. This agreement is still in effect; however, Mr. Spillmann now serves as the Company's President and CEO. Major commitments in the agreement are as follows:

      o The Company must pay its him an annual base salary of $200,000, of which $140,000 will be payable in cash, and the remainder in deferred compensation in the form of three notes, bearing interest at 5% per annum, one due April 30, 2005, one due August 31, 2005, and one due November 30, 2005

      o The Company granted him a stock option to purchase 500,000 shares of common stock which shall be exercisable at a price no greater than the average trading price for the last thirty (30) days from the issuance date. The option will be fully vested over a year period on December 31, 2005.

      o If the employment agreement is terminated by the Company without cause, the Company must pay him on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.

      o The Company will provide him with comprehensive family medical and dental healthcare benefits.

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

      o The Company granted its Controller a stock option to purchase 500,000 shares of common stock with an exercise price of $0.72 per share. The option became fully vested on July 6, 2005.

      o If the employment agreement is terminated by the Company without cause, the Company must pay its Controller on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.

      o The Company will provide its Controller with comprehensive family medical and dental healthcare benefits.

Effective October 2005 and revised December 2005, the Company entered into an employment agreement with an executive assistant in which the Company committed to pay the employee an annual base salary of $46,607 in cash. Pursuant to the employment agreement, the employee will receive standard medical and dental healthcare benefits and 50% tuition reimbursement, and upon six months of continuous service may participate in the Company's stock option plan.

In October 2005, the Company entered into an employment agreement with a junior research scientist in which the Company committed to pay the scientist an annual base salary of $52,000 in cash and $24,000 in shares of common stock in equal quarterly installments if the Company files a registration statement on Form S-8. Pursuant to the employment agreement, the scientist may participate in the Company's stock option plan and will receive standard medical and dental healthcare benefits.

In December 2005, the Company entered into an employment agreement with a CAD draftsman in which the Company committed to pay the employee an annual base salary of $44,860 in cash. Pursuant to the employment agreement, upon sixty days of employment the scientist will receive standard medical and dental healthcare benefits and upon ninety days qualify for enrollment in the Company's IRA plan.

In December 2005, the Company entered into an employment agreement with a Senior Projects Manager in which the Company committed to pay the employee an annual base salary of $55,000 in cash and, after six months of continuous employment, employee stock options to purchase 40,000 shares of common stock per year at the market price on the issuance date, with equal vesting on a bi-annual basis. Pursuant to the employment agreement, upon sixty days of employment the scientist will receive standard medical and dental healthcare benefits and upon ninety days qualify for enrollment in the Company's IRA plan.

In January 2006, the Company entered into an employment agreement with a senior scientist in which the Company committed to pay the scientist an annual base salary of $120,000 and, after six months of continuous employment, employee stock options to purchase 35,000 shares of common stock per year at the market price on the issuance date, with equal vesting on a bi-annual basis. Pursuant to the employment agreement, upon sixty days of employment the scientist will receive standard medical and dental healthcare benefits.

In December 2005, the Company entered into an employment agreement with a software engineer in which the Company committed to pay the employee an annual base salary of $75,000 and, after six months of continuous employment, employee stock options to purchase 37,500 shares of common stock per year at the market price on the issuance date, with equal vesting on a bi-annual basis. Pursuant to the employment agreement, upon sixty days of employment the scientist will receive standard medical and dental healthcare benefits and upon ninety days qualify for enrollment in the Company's IRA plan.

                          Purchase and Sales Agreements

In April and May 2004, the Company issued a purchase order for neutron generators at a total cost of approximately (euros) 678,000, approximately $813,600. The Company had the option to lease these units from the vendor for up to 12 months but has returned all units prior to the 12 month period due to performance issues under the lease.

In May 2004, the Company ordered gamma radiation detectors and other components for a total cost of $1,368,000. The Company began receiving the detectors and components in May 2004 and continued to receive units at varying intervals. Due to its decision to better balance inventory, the Company has halted delivery for the remaining gamma radiation detectors until such time it receives orders sufficient to justify adding detectors.

In November 2004, the Company issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to the Company's SuperSenszor(TM) program and the Company's cooperative research agreement with the TSA. As of January 31, 2006, the Company has paid for and received one of the generators and has made a non-refundable deposit of $92,997 against the remaining unit with the balance due upon acceptance following delivery.

In January 2005, the Company received an order for one SIEGMA(TM) system, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from a company located in Tenerife, Canary Islands, Spain. Payment of the balance in the amount of $227,000 is due upon testing and acceptance of the unit, which has been postponed due to delays in the securing by the purchaser of the appropriate licenses and end-used permits for local regulatory bodies.

In February 2005 and in March 2005, the Company issued purchase orders in the amount of $304,000 and $611,000, respectively, for robotic vehicles to be used to facilitate remote deployment of its explosive detection devices. As of July 31, 2005, the Company received all of the robotic vehicles ordered. In October and November 2005 the Company returned five of the units for a complete cancellation of the amount owed for those units.

In May 2005, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of two SIEGMA(TM) systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, the Company received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104. In September 2005, the Company received a down payment in the amount of $375,581 and in January 2006, the Company received the balance of the purchase order following completion of Factory Acceptance Test and launch of customization and integration program. During the first six months, the Company will provide the buyer with any upgrades made to the hardware and software delivered as part of its cooperative sales program and one year of maintenance and service.

                               Material Agreements

In January 2005, the Company entered into a non-binding Memorandum of Understanding ("MOU") to form a joint venture company which will establish and maintain an assembly, testing, sales and service center in Tenerife, Spain. The parties intend that the joint venture company will provide for the construction and/or build-out of an assembly, testing, and service center for the Company's Stoitech(TM) explosive detection products, including the CarBomb Finder(TM) and SIEGMA systems, as well as sell and market these products to private, governmental and military clients, including NATO, throughout Spain and the European Union on an exclusive basis, and throughout South America and Africa on a non-exclusive basis, subject to certain conditions and exclusions. The Company is currently working on completing definitive agreements related to the proposed joint venture and had proposed the formation of a local commission to secure EU governmental support.

                                 Lease Agreement

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. In October 2005, the Company extended the lease for an additional year adding 2,265 square feet of space within the same building, bringing the total building space to 13,262. The new space is being used for additional offices, inventory storage, with space set aside for some product assembly. The Company also has an option for additional space if needed for expanded assembly or manufacturing. The addendum for one additional year provides for monthly rent of $17,591. The Company also leases 2,400 feet of outdoor testing space which is included in the monthly rent under the terms of the addendum. Rent expense for the nine months ended January 31, 2006 was $140,433. The addendum to the lease expires in October 2006 and the aggregate future minimum payment under the lease agreements is $149,524.

                                   Litigation

In May 2003, Barry Alter brought a lawsuit against the Company in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses in the amount of $24,000 he allegedly incurred in response to an SEC investigation which mirrored the Company's investigation by the SEC, and for which Mr. Alter obtained separate legal counsel to represent him. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified the Company that this action had been voluntarily dismissed without prejudice. However, to date, there has been no settlement with Mr. Alter, and there can be no assurance that the claims he asserted against the Company will not be resuscitated at some time in the future.

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

In October 2003, the Company notified YSCI that it was terminating its contract. In February 2004, YSCI filed a Demand for Arbitration, alleging that the Company breached the consulting agreement and seeking to recover $450,000 in unpaid consulting fees. In April 2004, YSCI amended its Demand for Arbitration to include a claim for commissions that YSCI claims it is owed in connection with investments made by individuals who purchased shares of the Company's stock. The Amended Demand for Arbitration also seeks a determination as to whether Mr. Yeffet is entitled to exercise options to purchase 500,000 shares of common stock issued to him under the Company's Stock Option Agreement. In June 2004, the Company filed an answer generally denying YSCI's allegations set forth in the original and amended Demands for Arbitration. The Company also filed a cross Demand for Arbitration seeking disgorgement of all monies paid to YCSI and rescission of the consulting agreement and stock option agreement. Depositions in this matter began in New Jersey on December 15, 2004 for the Company and in January 2005 for YSCI. At present, the parties are exchanging discovery and awaiting arbitration hearings to commence within the next 30 to 60 days. The Company intends to defend itself vigorously in the arbitration. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the arbitration.

Prior to its termination, YSCI was granted options to purchase 1,000,000 shares of common stock with an exercise price of $1 per share and exercisable for six years from the date of grant. Of these options, 500,000 vested immediately, and the remaining 500,000 were to vest one year after the achievement of certain milestones. The vested 500,000 stock options were valued at $761,000.

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company and its Chairman, among other named defendants, on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the Federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defend itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part Motions to Dismiss filed by the Company, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that the Company filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed the Company that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Company counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

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

                             Potential Legal Actions

In December 2005, the Company received a letter from EADS North America, Inc. ("EADS") alleging breaches by the Company of a lease agreement between the Company and EADS, dated April 29, 2004 (the "Lease"). Pursuant to the terms of the Lease, EADS was to deliver ten neutron generators on a fixed schedule agreed upon by both parties. The Company received four of the ten neutron generators with significant delays due to production and support issues and ceased payments pending resolution. Prior to the end of the Lease, the Company returned the four generators it had received due to non-performance by EADS and sought termination of the contract. The letter from EADS alleges that the Company failed to meet its payment obligations, demands early termination payments, cancellation of discounts and other charges unrecognized by the Company, and threatens litigation in the event the Company fails to cure immediately. The Company has fully reserved $239,017 for lease payments in accordance with terms of the lease while it attempts to resolve the matter. As of this date, no legal action has been filed by either party and the Company intends to defend itself against any legal proceeding that may be brought by EADS on the basis indicated in this letter. The Company is unable to predict a meaningful estimate of the costs of defending itself against any possible legal action, should one be filed in the future. The Company currently sources neutron generators from other trusted vendors and its ability to manufacture its products has not been materially impacted by this dispute.

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

                            Convertible Notes Payable

As of January 31, 2006, the Company has outstanding $778,400 of convertible notes payable ("CNP") issued to investors, which together with accrued interest are convertible into 1,521,253 shares of common stock. The $778,400 of CNP includes $500,000 of convertible notes issued by the Company to various investors between September and November 2005, which bear interest at 10% per annum (except if an event of default in which case they bear interest at the default rate of 12% per annum from the default date until such default is cured or waived) and are due in October and November 2006. The CNP were issued with detachable warrants to purchase 400,000 shares of common stock with a three year term at an exercise price of $0.80 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. The Notes are senior to all of the Company's existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000. The CNP have been recorded net a remaining unamortized debt discount of $201,271 for the relative values of the beneficial conversion feature and detachable warrants.

The remainder of the $778,400 CNP consists of a $240,000 CNP issued in June 2004 and $38,400 of CNP issued as a penalty due to the Company's inability to file an effective registration statement. The notes have two-year maturities in which the holder of the notes has the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.45 per share at any time until the later of the prepayment date or the maturity date. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events. The CNP also had detachable warrants to purchase shares of common stock with a three and one-half year term following the registration date for prices between $0.45 and $1.25. The CNP and detachable warrants have registration rights on the underlying shares, and in certain cases, if the shares of common stock issuable upon conversion of the CNP or exercise of the detachable warrants are not registered within certain specified deadlines, the holders are due penalties in the form of (i) additional CNP equal to 2% of the original face amount, or principal balance, and/or (ii) additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants, for each subsequent month until a registration statement is filed and maintained effective by the Company, or when the penalties become impermissible as a matter of law as prescribed in the instrument, or can be sold without registration under Rule 144.

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

                   Convertible Notes Payable - Related Parties

As of January 31, 2006, the Company has outstanding $448,722 of convertible notes payable - related parties to its former legal counsel for conversion of accounts payable which are unsecured, bearing interest at 10% per annum that became due on demand in April 2005. The convertible notes payable - related parties, together with accrued interest may be converted into 560,929 shares of common parties at a conversion prices between $0.85 and $1.00 per share at any time. The conversion price is subject to adjustment for stock splits, stock dividends, combinations, and other similar structural events with respect to the issuance of the Company's common stock. In October 2005, the related party converted $224,361 of the convertible notes, plus $46,856 of accrued interest into 452,028 common shares.

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

In December 2005 the Company's Board approved a special warrant offer allowing investors to exercise their existing warrants at greatly reduced exercise prices. In conjunction with this offer each participating investor forfeited any right to receive penalties after November 2005. However, for investors who did not participate in the special warrant offer, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registrable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements. The warrants to be issued as penalties whose underlying shares are estimated below are exercisable at prices ranging from $0.45 to $1.75.

For illustration purposes only, the table below estimates the approximate amounts of penalty securities to be issued by the Company through April 30, 2006, on a monthly basis, in accordance with current agreements under which the Company is, or may be, delinquent in satisfying its registration requirements:

                                             Number of Shares
                         Shares of Common      Underlying
                               Stock            Warrants
                         ----------------      ----------
     Feb-06                   12,132             174,790
     Mar-06                   12,132             177,602
     Apr-06                   12,132             180,414
                              ------             -------
     Total                    36,396             532,806
                              ------             -------

The above estimates reflect monthly amounts to be issued or committed and may not correspond to amounts appearing elsewhere in this report due to accruals for expense purposes.

                         Government Contract Commitments

The Company completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to it in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, the Company is to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of January 31, 2006, the Company earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, the Company has the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon the Company's progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of the Company's products, including the Anti-Tank Landmine Detector 7AT7(TM), once the Company has completed development activities. Under the terms of the contract, the U.S. Army pays a portion of the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress. The Company recognizes the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, the Company usually receives payment in about 30 to 45 days. As of January 31, 2006, the Company had collected all receivables due it in completion of Phase II.

In September 2004, the Company entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, the Company is to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elected to continue with the Company. There is no obligation for the TSA to fund the Company's development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of the Company's products once it has completed development activities. The TSA will pay the Company's research and development costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the contract. When the written report is accepted by the TSA, the Company receives payment in about 30 to 45 days. Payments commenced in November 2004 and the Company recognized the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of January 31, 2006, the Company had collected all receivables due it in completion of Stage 1.

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle. The finished prototype is expected to be field tested by the U.S. Army in early 2006. As of date, the Company has received payment in the amount of $222,716 for its performance. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, the Company receives payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

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

                                  Subsidiaries

In July 2005, the Company formed a wholly-owned subsidiary HiEnergy International Co. In August 2005, the Company formed a wholly-owned subsidiary, HiEnergy Leasing Co., for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

NOTE 19 - COMMON STOCK

                    Common Stock Issued or Committed for Cash

During the nine months ended January 31, 2006 and 2005, and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue 3,564,447, 6,383,227 and 17,316,321 shares of common stock, respectively, in exchange for cash of $1,620,000, $3,232,156 and $8,364,424, respectively.

                  Common Stock Issued upon Exercise of Warrants

During the nine months ended January 31, 2006 the Company issued or committed to issue 10,842,220 shares of common stock in exchange for cash of $1,487,127. The issuance of these common shares was the result of a special warrant offer approved by the Company's Board of directors in December 2005. Under the terms of the offer, investors who has previously received warrants in conjunction with their investments were allowed to exercise those warrants at greatly reduce exercise prices. The average exercise price for the purchase of the 10,842,220 shares was $0.14. See "Note 20 - Stock Options and Warrants".

               Offering Costs on Issuance of Common Stock for Cash

During the nine months ended January 31, 2006 and 2005, and the period from August 21, 1995 (inception) to January 31, 2006, the Company incurred offering costs of $117,485, $31,750 and $257,253, respectively. The current year period includes $55,485 of offering costs related to the special warrant offer. Also during the nine months ended January 31, 2006 the Company issued 106,667 shares of common stock as offering costs.

   Common Stock Issued or Committed for Services Rendered or to be Rendered

During the nine months ended January 31, 2006 and 2005, and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue 458,359, 387,455 and 14,217,341 shares of common stock, respectively, in exchange for services rendered or to be rendered, valued at the fair market of the common stock issued of $290,391, $493,465 and $5,553,715, respectively. Included in the current period and inception-to-date amount remains $18,460 for prepaid services which will be expensed in the final quarter of fiscal 2006.

Details of the services performed, in consideration for the common stock, during the nine months ended January 31, 2006, are as follows:

      o During the nine months ended January 31, 2006, 30,000 restricted shares of common stock valued at $21,000 were issued to a design/manufacturing consultant as compensation for services.

      o During the nine months ended January 31, 2006, 104,000 restricted shares of common stock valued at $73,840 were issued for prepaid Edgar filing services, of which $55,380 was has been expensed with the remaining balance of $18,460 a deposit to be applied against future filing services.

      o During the nine months ended January 31, 2006, 154,359 restricted shares valued at $108,051 were issued or committed to settle accounts payable of $70,820 for prior legal services. The difference between the GAAP value of the shares and the accounts payable balance of $37,231 was expensed in the current period.

      o During the nine months ended January 31, 2006, the Company issued or committed to issue a total of 170,000 restricted shares of common stock valued at $87,500 to members of its Board of Directors for their attendance at scheduled meetings. Each member of the Company's board had received 5,000 shares of un-registered common stock, then beginning in January 2006, 10,000 shares of un-registered common stock for each meeting attended.

 Common Stock Issued or Committed on the Conversion of Convertible Notes Payable

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue 1,079,572, 302,421 and 2,977,909 shares of common stock, respectively, for the outstanding principal and accrued interest on convertible notes payable balances of $553,612, $149,560 and $1,386,325, respectively. Included in both the current period and inception-to-date shares are 178,173 shares issued to induce the conversion of $271,217 of convertible notes payable plus accrued interest. The extra shares resulted in an inducement charge of $106,904. The inception-to-date shares also include 944,444 shares committed at the end of fiscal-year 2004 for a subscription receivable collected at the beginning of fiscal-year 2005 in the amount of $425,000.

            Common Stock Issued on the Conversion of Promissory Notes

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued 32,820, 1,139,130 and 1,171,950 shares of common stock, respectively, for the settlement of outstanding promissory notes and accrued interest in the aggregate amount of $14,769, $524,000 and $538,769.

            Common Stock Issued on the Cashless Exercise of Warrants

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued 22,463, 1,046,687 and 1,895,294 shares of common stock, respectively, on the cashless exercise of warrants.

      Common Stock Issued or Committed as a Penalty for Late Registration

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue 709,942, 1,732,945, and 3,607,699 shares of common stock, respectively, as penalty expenses in the amount of $449,448, $1,844,614 and $3,755,936, respectively, for the late registration of the Company's common stock. See "Note 18 - Commitments and Contingencies, Penalty Securities".

NOTE 20 - STOCK OPTIONS AND WARRANTS

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

The following summarizes the stock option and warrant transactions for employees and other service providers:

                                                  Stock
                                      Weighted    Options        Weighted                   Weighted
                                      Average     and            Average     Total          Average
                       Stock          Exercise    Warrants       Exercise    Options        Exercise
                       Options        Price       Non-           Price       And            Price
                       Employee       Per Share   Employee       per Share   Warrants       per Share
                       ---------      --------    ---------      --------    ---------      --------
Outstanding,
August 21, 1995
(inception) to
April 30, 2001         2,482,011      $   0.13        1,051      $   0.28    2,483,062      $   0.13

Granted                  287,653      $   0.20      346,373      $   0.28      634,026      $   0.24
                       ---------      --------    ---------      --------    ---------      --------
Outstanding,
April 30, 2002         2,769,664      $   0.14      347,424      $   0.28    3,117,088      $   0.16
                       ---------      --------    ---------      --------    ---------      --------

Granted                3,461,755      $   1.24    2,002,726      $   2.02    5,464,481      $   1.43

Canceled              (2,264,208)     $   1.33       (1,051)     $   0.28   (2,265,259)     $   1.33

Outstanding,
April 30, 2003         3,967,211      $   0.42    2,349,099      $   1.76    6,316,310      $   0.84
                       ---------      --------    ---------      --------    ---------      --------

Granted                1,738,221      $   1.03    1,029,000      $   1.11    2,767,221      $   1.01

Canceled              (1,058,483)     $   1.42     (119,705)     $   0.36   (1,178,188)     $   1.31

Outstanding
April 30, 2004         4,646,949      $   0.42    3,258,394      $   1.61    7,905,343      $   0.83
                       ---------      --------    ---------      --------    ---------      --------
Granted                2,956,980      $   0.76      100,000      $   0.99    3,056,980      $   0.77

Canceled                (910,000)     $   1.08     (876,668)     $   2.79   (1,786,668)     $   1.92
                       ---------      --------    ---------      --------    ---------      --------

Outstanding
April 30, 2005         6,693,929      $   0.70    2,481,726      $   1.17    9,175,655      $   0.82
                       ---------      --------    ---------      --------    ---------      --------
Granted                1,379,510      $   0.56      177,179      $   0.65    1,556,689      $   0.57


Canceled                (365,000)     $   0.79           --      $  --        (365,000)     $   0.79

Outstanding
January 31, 2006       7,708,439      $   0.67    2,658,905      $   1.13   10,367,344      $   0.79

Exercisable
January 31, 2006       6,758,439      $   0.63    2,138,905      $   1.17    8,897,344      $   0.76
                       ---------      --------    ---------      --------    ---------      --------

The weighted-average remaining contractual life of the options and warrants outstanding at January 31, 2006 was 4.23 years. The exercise prices of the options and warrants outstanding at January 31, 2006 ranged from $0.01 to $2.95, and information relating to these options and warrants is as follows:

                                                                         Weighted-        Weighted-
                                                        Weighted-         Average          Average
                                                         Average          Exercise        Exercise
                          Stock            Stock        Remaining         Price of        Price of
        Range of        Options &        Options &     Contractual       Options &        Options &
        Exercise         Warrants         Warrants         Life           Warrants        Warrants
         Prices        Outstanding      Exercisable      (years)        Outstanding      Exercisable
     --------------- ---------------- ---------------  -------------- ---------------- ---------------
     $0.01 - $0.99     7,248,901         6,278,901        4.62          $    0.47         $  0.44
     $1.00 - $1.99     2,184,454         1,684,454        3.70          $    1.09         $  1.12
     $2.00 - $2.95       933,989           933,989        2.48          $    2.54         $  2.54
                      ----------         ---------
                      10,367,344         8,897,344
                      ==========         =========

                            Option issued for service

During the nine months ended January 31, 2006 the Company issued an option to purchase 20,000 common shares to a consultant. No expense has been recorded as the option vests after 12 months.

 Details of the option issued for services performed or to be performed during the nine months ended January 31, 2006 are as follows:


No. of Shares        20,000
                     ----------
Term                 Five Years
Compensation
   value             $2,263
Stock price on
 commitment date     $ 0.38
Exercise price       $ 0.38
Expected life        1.0 years
Risk-free rate
  of return          4.38%
Expected annual
  volatility         72.26%
Annual rate of
  dividends          0%
Services provided    Consulting
Grant                December 2005
                     Services

                 Warrants Issued or Committed to Investors and
                    Placement Agents in Private Placements

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue warrants to purchase 8,790,018, 10,451,261, and 28,833,314 shares of common stock, respectively, to investors and placement agents in private placements. In conjunction with the Company's special warrant offer, these investors exercised warrants to purchase 10,842,220 common shares and forfeited warrants to purchase an additional 6,423,337 common shares as of January 31, 2006.

                  Warrants Forfeited with Special Warrant Offer

In December 2005 the Company's Board of Directors approved a special warrant offer whereby investors were allowed to exercise their existing warrants at greatly reduced prices. This offer resulted in the exercise of warrants to purchase 10,842,220 common shares at an average price of $0.14 per shares, see "Note 19 - Common Stock". The terms of the special warrant offer required participants to forfeit unexercised warrants to purchase common stock equal to the number of shares they purchased to the extent of their remaining warrant balances. In conjunction with the special warrant offer participants forfeited warrants to purchase 6,423,337 common shares of which warrants to purchase 747,036 common shares had previously been issued as a penalty due to the Company's inability to file an effective registration statement, see "Note 18 - Commitment and Contingencies".

               Warrants Issued or Committed for Services Rendered

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue warrants to purchase 157,179, 100,000, and 1,435,408 shares of common stock, respectively, for services rendered. The warrants were valued at $42,362, $38,573 and $1,018,397, respectively, which is the fair value as determined by the Black-Scholes option pricing model. Warrants issued in the current period to purchased 77,179 common shares were issued in conjunction with common stock to settle accounts payable for prior legal services. As the GAAP valuation of the common stock more than offset the accounts payable balance, the $22,531 value of the warrants was expensed in the current period. A warrant was issued in the current period to purchase 50,000 common shares valued $11,369 for prepaid Edgar filing services, of which $8,527 of the amount has been expense and the remaining $2,842 will be expensed in the final quarter of fiscal year 2006.

Details of the warrants issued for services performed or to be performed during the nine months ended January 31, 2006 are as follows:


No. of Shares       50,000           77,179           30,000
                    ----------       ----------       -----------
Grant               June 2005        June 2005        June 2005
Term                Three Years      Five Years       Three Years
Compensation
   value            $ 11,369         $ 22,531         $8,463
Stock price on
 commitment date    $ 0.65           $ 0.70           $0.70
Exercise price      $ 0.75           $ 0.65           $0.68
Expected life       1.0 years        1.0 years        1.0 years
Risk-free rate
  of return         3.51%            3.61%            3.61%
Expected annual
  volatility        100%             100%             100%
Annual rate of
  dividends         0%               0%               0%
Services provided   Edgar Filing     Prior Legal      Manufact.
                     Services          Fees            Planning

         Warrants Issued or Committed as Penalty for Late Registration

During the nine months ended January 31, 2006 and 2005 and the period from August 21, 1995 (inception) to January 31, 2006, the Company issued or committed to issue warrants to purchase 3,158,222, 1,701,204, and 5,814,300 shares of common stock, respectively, as a penalty with a fair value of $708,194 , $1,158,690 and $2,227,222, respectively, for the late registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model. See "Note 18 - Commitments and Contingencies, Penalty Securities".

           Warrants Becoming Cashless as Penalty for Late Registration

During the nine months ended January 31, 2006, of the remaining warrants to purchase 14,052,844 common shares, 1,951,244 became cashless due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines. See "Note 18- Commitments and Contingencies, Penalty Securities" and "Cashless Warrants" below.

                               Cashless Warrants

As of January 31, 2006, of the remaining warrants to purchase a total of 14,052,844 common shares, up to 5,863,466 can be purchased with cashless exercise rights. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant by a cashless exercise. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised. These common shares would be issued to the holder with no proceeds to the Company.

NOTE 21 - SUBSEQUENT EVENTS

                    Recent Sales and Issuances of Securities

In February 2006, the Company extended its special warrant offer to allow an investor to exercise his warrants to purchase 611,892 common shares of stock for $122,378.

                               Stock for Services

In February 2006, the Company committed to issue common shares to an engineering consultant valued at $90,000 for consulting services. As of January 31, 2006, $82,500 had been accrued for the consulting services.

                               Penalty Securities

In February 2006, the Company committed to issue 12,132 Shares and warrants to purchase 174,790 Shares, of which a portion of the warrant values was accrued in January 2006, at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

                      Consultancy Agreements and Contracts

In February 2006, the Company engaged a research physicist as a scientific advisor and consultant to the Company to pursue funded cooperative research and development with NATO, IAEA, EU and local governments and certain marketing activities. Pursuant to the letter agreement, the Company agrees to pay the consultant a retainer of $40,000 in the form of stock of the Company and reimburse any pre-approved expenses. Either party may terminate the agreement at any time upon 60 days written notice to the other.

In February 2006, the Company executed an engagement letter with an independent contractor to provide radiation licensing, certification, training and auditing services. Major terms of the agreement are as follows:

      o The Company agrees to pay $150 for each hour invoiced by the consultant during the engagement in cash and/or stock of the Company.

      o The Company has the option to prepay the consultant's services with stock with an obligation to file any shares issued for services on a registration statement.

      o The Company will reimburse consultant for any pre-approved expenses.

In March 2006, the Company entered into a consultancy agreement with a senior research scientist to provide software engineering, software documentation and architecture for a six month-month period. Major terms of the agreement are as follows:

      o The Company will pay $60 for each hour invoiced by the consultant during the engagement in cash and/or stock of the Company.

      o The Company has the option to prepay the consultant's services with stock with an obligation to file any shares issued for services on a registration statement.

      o The Company will reimburse consultant for any pre-approved expenses during the engagement.

                             Potential Legal Actions

On January 24, 2006, personal legal counsel for our Chairman, Dr. Bogdan Maglich, submitted a memorandum to the Company's Board of Directors alleging that, despite our payment to Dr. Maglich of salary, bonuses, expenses and other benefits, some of the provisions of his employment agreement had not been implemented, resulting in an adverse financial impact to Dr. Maglich personally. Dr. Maglich's legal counsel proposed to settle this claim for (i) cash or a demand note in the amount of $66,569, (ii) $188,271 worth of common stock registered for sale, and (iii) $232,785 of restricted common stock. On January 25, 2006, Dr. Maglich's personal legal counsel met with the Company's Board during which meeting it was agreed that Dr. Maglich and the Company would attempt to settle the claims. On February 9, 2006, Dr. Maglich's personal legal counsel sent a letter to the Board stating that the failure to accede to Dr. Maglich's demands and provide him with certain other requested benefits, could be viewed as a constructive termination and entitle Dr. Maglich to two years severance pay pursuant to his employment agreement and "result in other significant effects on the Company." On February 17, 2006, the Company's Board of Directors removed Dr. Bogdan Maglich from his position as our Chief Executive Officer and suspended him from his duties as Chairman of the Board, Treasurer and Chief Scientific Officer. The period of the suspension continues until the Board has determined the best course of action in the interest of the Company. On February 17, 2006, Dr. Maglich's legal counsel further stated to the Board that his suspension as Chairman and from his other executive duties could constitute a constructive termination.

The Company's management has completed a preliminary evaluation of Dr. Maglich's claims, and does not believe that it owes him the amount of additional compensation and benefits that he has demanded. In February 2006, the Company retained special litigation counsel expert in these matters to represent its interests and intends to vigorously contest Dr. Maglich's allegations. The costs of defending any legal action that might possibly be brought against the Company by Dr. Maglich could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

                    Change in Directors or Principal Officers

In February 2006, the Company's Board of Directors took the following actions:

      o The Board removed Dr. Bogdan Maglich from his positions as the Company's Chief Executive Officer as well as suspended him from his duties as its Chairman of the Board, Chief Scientific Officer and Treasurer.

      o The Board elected William Nitze and Peter LeBeau as Interim Chairman and Vice Chairman respectively.

      o The Board elected Roger W.A. Spillmann as the Company's new Chief Executive Officer to replace Dr. Maglich in that capacity.

      o The Board appointed Roger W.A. Spillmann and Colonel William J. Lacey, Jr. as Directors to fill vacancies on the Board.

In March 2006, the Board elected our President and CEO, Roger W.A. Spillmann, to serve as Treasurer of the Company, replacing Dr. Bogdan Maglich as Treasurer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co., HiEnergy Europe, Ltd., HiEnergy Leasing Co., and its former subsidiary, HiEnergy Microdevices, Inc.

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

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company focused on the commercialization of its initial proprietary, neutron-based, "stoichiometric" sensor devices, including (i) our CarBomb Finder(TM) 3C4, a vehicle-borne system, for the detection and identification of car bombs, (ii) our SIEGMA(TM) 3E3 and SIEGMA(TM) 3M3, portable suitcase-borne systems for the detection and identification of home-made bombs, also known as Improvised Explosive Devices or IEDs, (iii) our CarBomb Finder(TM) 3C5, an in-ground screening system for the detection and identification of car bombs and (iv) our STARRAY(TM), an all-terrain robot-borne IED detector. We are marketing our devices to governmental and private entities and are negotiating licenses for distribution of our devices with various industry partners. To date, we have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary "stoichiometric" or Atometer(TM) sensor devices and underlying technologies, and have yet to generate meaningful revenues from the sale of any products using its technologies.

We also continue to focus on the research and development of additional applications of our technologies and their further exploitation, both internally and through collaboration with third parties. We are currently developing prototypes in programs with the U.S. Department of Defense and the U.S. Department of Homeland Security for other related uses of our core technology. We entered into a funded cooperative development agreement with the U.S. Transportation Security Administration to produce a proof of concept which incorporates our SuperSenzor (TM) technology into a baggage screening system. Our "stoichiometric" technology, or "Stoitech(TM)", or "Atometry" has been incorporated into additional prototype applications which, if we are able to raise the funds necessary to commercialize them, will be the next products we attempt to launch: (i) a landmine detector, the Anti-Tank Landmine Detector 7AT7; (ii) a palletized cargo explosive and contraband screening system; (iv) an unexploded ordnance detector, Unexploded Ordnance Sensor 3UXO3, which is also useful to detect IEDs; and (v) a device the Company calls a "Refractorymeter", which can detect fissures or erosions in the ceramic lining of oil cracking tanks.

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. At present, we have five wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co., HiEnergy Europe, Ltd., and HiEnergy Leasing Co. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of our technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing our technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of our products. HiEnergy International Co. was incorporated under the laws of the State of Delaware in July 2005 and was formed for the purpose of creating a separate entity for the sales and servicing of our products overseas, excluding Europe, and primarily the Middle East and Africa. HiEnergy Leasing Co. was incorporated under the laws of the State of Delaware in August 2005 and formed for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

Prior to January 2005, we also had one majority-owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which Stoitech(TM) was initially developed by our Chairman, Dr. Bogdan Maglich ("Microdevices", and together with HiEnergy Europe, Ltd., HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co. and HiEnergy Leasing Co., the "Subsidiaries"). As a result of a short-form merger, which became effective on January 25, 2005, we assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

On April 25, 2002, SLW Enterprises, Inc., which was then a "public shell company", was taken over by the shareholders of Microdevices, including our Chairman, Dr. Bogdan Maglich, pursuant to a voluntary share exchange whereby the shareholders of Microdevices exchanged 92% of the outstanding shares of Microdevices for approximately 64% of the outstanding shares of SLW. The costs of this "reverse takeover" transaction were approximately $451,000, and were expensed as a general and administration expense in the periods incurred.

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. We believe our disclosures are adequate so that the information presented is not misleading. These accompanying unaudited Consolidated Financial Statements should be read with our annual audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2005, and other reports filed with the SEC. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the accompanying unaudited Consolidated Financial Statements. Results of operations for the nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006, or for any other period.

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

Research and Development Costs

We account for research and development costs in accordance with SFAS No. 2, "Accounting for Research and Development Costs". Research and development costs are charged to operations as incurred. As described in section 3.50 of the Government Contract Audit Guide for Fixed-Price Best-Efforts Cost Sharing Arrangements, amounts earned under our development contracts with the U.S. Department of Defense and U.S. Department of Homeland Security have been offset against research and development costs, in accordance with the provisions of that section, in all periods presented.

THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2005

For the three months ended January 31, 2006, we incurred a net loss of $ $2,041,000, as compared to a net loss of $1,645,000 for the three months ended January 31, 2005. Included in the losses are equity based expenses of $405,000 and $703,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses were $1,084,000 for the three months ended January 31, 2006, an increase of $255,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar filing services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                                Three Months Ended January 31, 2006          Three Months Ended January 31, 2005
                              ----------------------------------------     ----------------------------------------
                                Cash &         Equity                        Cash &        Equity
                                Accrued        Based                        Accrued         Based                        Increase/
                               Expenses     Compensation      Total         Expenses     Compensation      Total        (Decrease)
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------
Salaries & related            $  314,000     $       --     $  314,000     $  183,000     $       --     $  183,000     $  131,000
Consulting                        43,000         57,000        100,000        117,000         40,000        157,000        (57,000)
Legal fees                       238,000             --        238,000        107,000             --        107,000        131,000
Accounting fees                   40,000             --         40,000         30,000             --         30,000         10,000
Investor & public
 relations                        46,000             --         46,000         58,000             --         58,000        (12,000)
Insurance                         95,000             --         95,000         45,000             --         45,000         50,000
Travel                            81,000             --         81,000         65,000             --         65,000         16,000

Other                            149,000         21,000        170,000        124,000         60,000        184,000        (14,000)
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------

    Total                     $1,006,000     $   78,000     $1,084,000     $  729,000     $  100,000     $  829,000     $  255,000
                              ==========     ==========     ==========     ==========     ==========     ==========     ==========

For the three months ended January 31, 2006, as compared to the prior year period, salary and related expense increased $131,000. This increase was primarily due the hiring of additional administrative personnel, expanded benefits including the establishment of investment retirement accounts, as well as supplemental salary increases and non-recurring incentives. We also hired over the last year two senior personnel, including Roger W.A. Spillmann (who was hired as Secretary and Vice President but currently serves as our President, CEO, Treasurer and Corporate Secretary) in January 2005 and our Controller in March 2005. Both had served as consultants from July 2004 until their conversion to employees, filling vacancies left by employees who received comparable lower wages. This increase in employee wages for both new hires has had a corresponding decrease in consultancy expense with their conversion, as related below. We expect salaries and benefits expense to stay the same during the remainder of fiscal 2006, decrease in the first half of fiscal year 2007 as we execute our restructuring plan, and then increase the second half of fiscal 2007 with the hiring of additional administrative personnel to provide greater support toward our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the three months ended January 31, 2006 decreased $57,000 from the prior year period. This decrease was off-set by a $17,000 increase in equity-based compensation due to the issuance of common shares for director fees at Board meetings. Excluding equity-based compensation, consulting expenses decreased $74,000 and was primarily attributable to a reduction in the reliance on outside legal and accounting services with the conversion of legal and financial consultants to employees as discussed above. The reduction was off-set by an accrual, which may be paid with stock, for a consultant providing radiation licensing and certification, training and compliance guidance with regard to the product manufacturing, sales and operation. While we expect cash compensation consulting expenses to remain low and total consulting expenses to remain steady for the remainder of fiscal year 2006, we do anticipate an increase into fiscal year 2007 as we accelerate our efforts to bring our product to market and may have to offer equity based compensation opportunistically in an effort to conserve cash.

Legal fees increased $131,000 for the three months ended January 31, 2006 as compared to the prior year period. Although we have accomplished savings by internalizing many corporate and regulatory functions and reducing our reliance on outside corporate legal services, these savings have been outpaced by an increase in litigation expense related to our defense of a class action law suit and other pending legal matters disclosed in this Report. We aim to settle most if not all of these pending litigation matters and expect litigation expense to remain high for the remainder of fiscal year 2006 and then decrease during fiscal year 2007. Corporate legal expenses are also expected to remain high as we pursue the filing of registration statements for stock issued to employees, consultants and investors, and proxy materials associated with our next shareholders' meeting, and then decrease during fiscal year 2007.

Accounting fees increased $10,000 for the three months ended January 31, 2006 from the prior year period; however, year-to-date accounting fees have significantly decreased. As with legal fees, we accomplished savings by internalizing many accounting functions. We also established a more normalized accounting activity and made significant improvements in our internal reviews. Consequently, accounting expense decreased significantly in the second half of fiscal year 2005 compared to prior year periods, and the savings trend continued into fiscal year 2006. During the three months ended January 31, 2006, we increased accounting staff in order to further reduce external accounting costs and improve and generate efficiencies in our financial controls. For the remainder of fiscal 2006, we expect accounting fees to decrease slightly with the improvements we have accomplished, but remain higher than the norm as we pursue the filing of registration statements for stock issued to employees, consultants and investors.

Investor and public relations expense decreased $12,000 for the three months ended January 31, 2006 as compared to the prior year period. During the fiscal year 2005, we had redirected resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters, and had internalized many investor relations and shareholder services. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a guaranteed placement basis and most recently engaged an outside consultant to provide investor relations services. In August 2005, we entered into a cost-effective consultancy agreement with an investor relations firm at $2,000 per month. We anticipate investor and public relations expense to remain steady through the remainder of fiscal year 2006, but increase steadily in fiscal year 2007 as we seek to develop increased awareness among the investor community.

Insurance expense increased by $50,000 for the three months ended January 31, 2006 over the prior year period. This increase was primarily attributable to an overall increase in premiums for health insurance as well a an increase for new hires, and increased workers compensation premiums. In May 2005, we renewed our Directors and Officers liability policy for an additional year. Without a substantial cost increase, we were able to increase our coverage from $2,000,000 to $3,000,000. While we do not anticipate an increase in insurance expense for the remainder of fiscal year 2006, we do expect an increase in fiscal year 2007 as a result of expanding operations, including health insurance, product liability insurance, and the renewal of our Directors and Officers policy.

Travel expenses increased by $16,000 for the three months ended January 31, 2006 over the prior year period. The increase was attributed primarily to increased travel to demonstrate, field test and support our prototypes and products. We have improved our administration of costs for offsite demonstrations and have reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system, and have placed significant emphasis on the domestic market and have limited demonstrations overseas as part of our new capital prioritization policy. We expect that travel expenses for the remainder of fiscal year 2006 and into fiscal year 2007 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, and general business activity increases in connection with our commercialization objectives.

Other expenses for the three months ended January 31, 2006 decreased $14,000 to $170,000 as compared to the prior year period amount of $184,000. Excluding equity-based compensation expenses for filing services, other expenses increased $25,000 due primarily to business development expenses, marketing expenses, and payments to outside sales representatives upon receipt of payments towards two of our SIGMA units. Savings were achieved in other areas such as, sponsor / participant fees and contributions to industry symposiums and related events, postage and delivery expense, stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits. While we do not anticipate other expenses to increase for the remainder of fiscal 2006, we do expect an increase in fiscal year 2007 as our general business activity accelerates in connection with our commercialization objectives and heightened need for marketing and business development.

Research and Development

Net research and development expenses for the three month period ended January 31, 2006 increased $498,000 from the prior year period. Excluding grant income, which decreased $214,000, from the prior fiscal year, research and development expenses increased $284,000. Included in this increase is an accrual of $83,000 of equity based compensation for product development consultation. The major components of research and development expenses are as follows:


                                       Three Months Ended January 31, 2006      Three Months Ended January 31, 2005
                                       -----------------------------------      -----------------------------------
                                        Cash &       Equity                      Cash &       Equity
                                       Accrued       Based                      Accrued        Based                     Increase/
                                       Expenses   Compensation      Total       Expenses    Compensation     Total       (Decrease)
                                       --------   ------------      -----       --------    ------------     -----       ----------
Salaries & related                    $ 207,000     $      --     $ 207,000     $ 199,000      $    --     $ 199,000      $   8,000
Consultants                              57,000        83,000       140,000        50,000           --        50,000         90,000
Supplies                                 42,000            --        42,000        20,000           --        20,000         22,000
Travel                                    2,000            --         2,000            --           --            --          2,000
Depreciation                             72,000            --        72,000        54,000           --        54,000         18,000
Other                                   203,000            --       203,000        59,000           --        59,000        144,000
Grant Income                                 --            --            --      (214,000)          --      (214,000)       214,000
                                      ---------     ---------     ---------     ---------      -------     ---------      ---------
    Total                             $ 583,000     $  83,000     $ 666,000     $ 168,000      $    --     $ 210,000      $ 498,000
                                      =========     =========     =========     =========      =======     =========      =========

Salaries and related for research and development activities increased $8,000 for the three months ended January 31, 2006 as compared to the prior year period, primarily due to two new hires to our research and development team, expanded benefits including the establishment of investment retirement accounts, as well as supplemental salary increases and non-recurring incentives. For the remainder or fiscal year 2006 and into the first half of fiscal year 2007, we expect decreases in research and development salaries and benefits as we execute our restructuring plan. Further, we aim to focus on our core domestic market and product development, and intend to limit any non-core research activities until we have secured the grants and funding necessary to offset expenses attributed to such.

Consulting expenses for the three months ended January 31, 2006 increased $90,000. This increase reflects an accrual of $83,000 in equity based compensation for production and engineering consulting services provided by a full-time consultant under contract beginning in September 2005 and extending into July 2006. Generally, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity. While we expect consulting expenses to remain steady for the remainder of fiscal year 2006, we do anticipate an increase into fiscal year 2007 as we accelerate our efforts to bring our product to market and may have to offer equity based compensation opportunistically in an effort to conserve cash.

Supply expense increased $22,000 for the three months ended January 31, 2006 as compared to the prior year period due to increased activity to commercialize our prototype. In light of an acceleration of our commercialization efforts and an increase in our grant application and cooperative development activity, related supply expense should increase for the remainder of fiscal 2006 and into fiscal year 2007. However, we intend to continue focusing on the completion and advancement of our product commercialization and will direct most resources toward that objective.

For the three months ended January 31, 2006, depreciation expense increased by $18,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development equipment purchases. Accordingly, depreciation expense should increase going forward as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the three months ended January 31, 2006 increased $144,000 as compared to the prior year period. The increase was primarily comprised of expenses of $80,000 incurred with the acquisition of key research and development equipment under an operating lease. Due to contract performance issues, we returned the equipment prior to the end of the lease and are negotiating final payment terms. Other expenses include insurance premiums, increasing with new hires, inventory impairment charges, as well as building lease costs, increasing with an extension in October 2005 of our facility lease for an additional year with a corresponding increase in both square footage and cost per square foot. Accordingly, we expect other research and development expenses to remain steady for the remainder of fiscal year 2006, with the decrease in expense with the cancellation of the operating lease being offset by the increase for insurance and building lease costs.

We have completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, we are to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of January 31, 2006, we have earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector 7AT7(TM), once we have completed the development activities. Under the terms of the contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress. We recognize the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, we usually receive payment in about 30 to 45 days. As of January 31, 2006, we collected all receivables due us in completion of Phase II.

In September 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, we are to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with us. As of January 31, 2006, we have earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of our products once we have completed the development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of January 31, 2006, we collected all receivables due it in completion of Stage 1.

On July 18, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck Multi-Mission Vehicle platform. The finished prototype is expected to be field tested by the U.S. Army in early 2006. As of date, we have received payment in the amount of $222,716 for performance to date. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, we receive payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

Depreciation

Total depreciation expense for the three months ended January 31, 2006 and 2004 was $77,000 and $55,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Interest expense for the three months ended January 31, 2006 increased to $124,000 from $25,000 for the prior year period. Included in the current year period is $66,000 for the amortization of the debt discount recorded with the issuance of $500,000 of convertible notes payable during the current fiscal year and $25,000 of debt discount expensed when $100,000 of CNP was redeemed shortly following its issuance. The debt discount was calculated based on the beneficial conversion feature of the notes and the detachable warrants issued with the notes. Under GAAP accounting rules the debt discount associated with a convertible note payable is amortized over the term of the note. The value of detachable warrants was determined using the Black-Scholes pricing model. Other interest expense for the three months ended January 31, 2006 was generated as the remaining $449,000 of CNP issued to our former legal counsel for services in prior years, the $500,000 of CNP issued in the current year and the $278,000 of CNP issued to an investor in the prior fiscal year, bear interest rates per annum of 10%, 10% and 5%, respectively.

Interest income for the three-month periods ended January 31, 2006 and 2005 was minimal.

Other Expenses

During the three months ended January 31, 2006, we wrote-off property, plant and equipment with a book value of $68,000 and recorded a loss on the disposal of $14,000. During the three months ended January 31, 2006, we recorded a $1,400 charge due to foreign currency transaction losses.

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

In December 2005, our Board of Directors approved a special warrant re-pricing offer for investors whereby participants were allowed to exercise their existing warrants at greatly reduced prices under the condition, among others, that they forfeit any claim to the right for future penalties on all securities, resulting from our inability to file and maintain an effective registration statement or otherwise. With the participation of a significant number of warrant holders under the special warrant offer, we have significantly reduced future penalties on all securities issued to investors.

During the three months ended January 31, 2006, the Company issued or committed to issue 147,044 shares of common stock as penalty expenses valued in the amount of $77,000 for the late registration of common stock. Although greatly reduced, certain holders of unregistered common stock who did not participate in the special warrant offer still continue to receive or accrue each month, as applicable, additional shares calculated as a percentage of the original number of shares purchased.

For the three months ended January 31, 2006, we recorded $75,000 as a penalty expense upon amending warrants to provide for the purchase of an additional 734,165 common shares as penalties to these investors. Although greatly reduced, certain investors will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant. The fair value of these warrants was determined using the Black-Scholes model. Since all holders of CNP participated in the special warrant offer, the Company no longer accrues any penalties to holders of CNP.

For the three months ended January 31, 2005, we recorded penalty expenses in the amount of $285,000, $318,000, and $20,000, against the issuance of 309,920 common shares, amended warrants to purchase and additional 650,540 common shares and $20,000 of CNP as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model.

NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 2005

For the nine months ended January 31, 2006, we incurred a net loss of $ $6,253,000, as compared to a net loss of $8,208,000 for the nine months ended January 31, 2005. Included in the losses are equity based expenses of $1,732,000 and $4,720,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses were $3,152,000 for the nine months ended January 31, 2006, a decrease of $553,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:


                            Nine months Ended January 31, 2006           Nine months Ended January 31, 2005
                         ----------------------------------------     ----------------------------------------
                           Cash &        Equity                        Cash &         Equity
                           Accrued        Based                        Accrued         Based                       Increase/
                          Expenses     Compensation      Total         Expenses     Compensation       Total       (Decrease)
                         ----------     ----------     ----------     ----------     ----------     ----------     ----------
Salaries and related     $  855,000     $   32,000     $  887,000     $  522,000     $   39,000     $  561,000     $  326,000
Consulting                   65,000         88,000        153,000        323,000        321,000        644,000       (491,000)
Legal fees                  549,000         60,000        609,000        527,000        390,000        917,000       (308,000)
Accounting fees             232,000             --        232,000        428,000             --        428,000       (196,000)
Investor  & public
 relations                  153,000             --        153,000        187,000             --        187,000        (34,000)
Insurance                   190,000             --        190,000        131,000             --        131,000         59,000
Travel                      299,000             --        299,000        281,000             --        281,000         18,000
Other                       549,000         80,000        629,000        376,000        180,000        556,000         73,000
                         ----------     ----------     ----------     ----------     ----------     ----------     ----------

   Total                 $2,892,000     $  260,000     $3,152,000     $2,775,000     $  930,000     $3,705,000     $ (553,000)
                         ==========     ==========     ==========     ==========     ==========     ==========     ==========

For the nine months ended January 31, 2006, as compared to the prior year period, salary and related expense increased $326,000. This increase was primarily due the hiring of additional administrative personnel, expanded benefits including the establishment of investment retirement accounts, as well as supplemental salary increases and non-recurring incentives. We also hired over the last year two senior personnel, including our Roger W.A. Spillmann (who was hired as Secretary and Vice President but now serves as our President, CEO, Treasurer and Corporate Secretary) in January 2005 and our Controller in March 2005. Both had served as consultants from July 2004 until their conversion to employees, filling vacancies left by employees who received comparable lower wages. This increase in employee wages for both new hires has had a corresponding decrease in consultancy expense with their conversion, as related below. We expect salaries and benefits expense to stay the same during the remainder of fiscal 2006, decrease in the first half of fiscal year 2007 as we execute our restructuring plan, and then increase the second half of fiscal 2007 with the hiring of additional administrative personnel to provide greater support toward our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the nine months ended January 31, 2006 decreased $491,000 from the prior year period. This decrease was attributable to a decrease of $233,000 in equity-based compensation from $321,000 to $88,000 for the nine months ended January 31, 2006. The prior year period equity-based compensation was due to the issuance of common shares for various consulting services, as well as for director fees, while the current year period only includes shares for directors' fees. Excluding the equity-based compensation, consulting expenses decreased $256,000 and was primarily attributable to the conversion of consultants to employees, as discussed above. Generally, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity. While we expect cash compensation consulting expenses to remain low and total consulting expenses to remain steady for the remainder of fiscal year 2006, we do anticipate an increase into fiscal year 2007 as we accelerate our efforts to bring our product to market and may have to offer equity based compensation opportunistically in an effort to conserve cash.

Legal fees decreased $308,000 for the nine months ended January 31, 2006 as compared to the prior year period. The decrease was primarily due to our reduced reliance on the issuance of equity-based compensation, which was $390,000 for the prior year period as compared to $60,000 for the current year period. The $60,000 of equity-based compensation expense incurred for the nine months ended January 31, 2006 represents the excess cost of having settled certain outstanding accounts payable to a related party for legal services. Excluding equity-based compensation, legal fees increased $22,000. Although we have been able to accomplish savings by internalizing many corporate and regulatory functions and reducing our reliance on outside corporate legal services, these savings have been outpaced by an increase in litigation expense related to our defense of a class action law suit and other pending legal matters disclosed in this Report. We aim to settle most if not all of these pending litigation matters and expect litigation expense to remain high for the remainder of fiscal year 2006 and then decrease during fiscal year 2007. Corporate legal expenses are also expected to remain high as we pursue the filing of registration statements for stock issued to employees, consultants and investors, and proxy materials associated with our next shareholders' meeting, and then decrease during fiscal year 2007.

Accounting fees decreased $196,000 for the nine months ended January 31, 2006 as compared to the prior year period. This decrease was due to a reduction in accounting activity. Accounting fees began decreasing significantly in the second half of fiscal year 2005 compared to prior year periods, and continued the savings trend throughout fiscal year 2006. The savings is the result of normalized accounting activity and improvements to, and efficiencies achieved, in our internal reviews. We have increased accounting staff in order to further reduce external accounting costs and improve and generate efficiencies in our financial controls. For the remainder of fiscal 2006, we expect accounting fees to decrease slightly with the improvements we have accomplished, but remain higher than the norm as we pursue the filing of registration statements for stock issued to employees, consultants and investors.

Investor and public relations expense decreased $34,000 for the nine months ended January 31, 2006 as compared to the prior year period. During the fiscal year 2005, we had redirected resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters, and had internalized many investor relations and shareholder services. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and most recently engaged an outside consultant to provide investor relations services. In August 2005, we entered into a cost-effective consultancy agreement with an investor relations firm at $2,000 per month. We anticipate investor and public relations expense to remain steady through the remainder of fiscal year 2006, but increase steadily in fiscal year 2007 as we seek to develop increased awareness among the investor community.

Insurance expense increased by $59,000 for the nine months ended January 31, 2006 over the prior year period. This increase was primarily attributable to an overall increase for health insurance premiums as well as an increase for new hires, and increased workers compensation premiums. In May 2005, we renewed our Directors and Officers liability policy for an additional year. Without a substantial cost increase, we were able to increase our coverage from $2,000,000 to $3,000,000. While we do not anticipate an increase in insurance expense for the remainder of fiscal year 2006, we do expect an increase in fiscal year 2007 as a result of expanding operations, including health insurance, product liability insurance, and the renewal of our Directors and Officers policy.

Travel expenses increased nominally by $18,000 for the nine months ended January 31, 2006 over the prior year period. In spite of expanding operations and increased outside sales activity, we only experienced a slight increase primarily due to our better administration of costs for offsite demonstrations. During the prior year period, we incurred significant costs with regards to a demonstration of our CarBomb Finder(TM) prototype in Istanbul, Turkey, which was attended by a team of scientific personnel and required expedited shipments of heavy equipment and materials utilized in the demonstration. We have since improved our administration of costs for offsite demonstrations and have reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system, and have placed significant emphasis on the domestic market and have limited demonstrations overseas as part of our new capital prioritization policy. We expect that travel expenses for the remainder of fiscal year 2006 and into fiscal year 2007 will remain high as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, and general business activity increases in connection with our commercialization objectives.

Other expenses for the nine months ended January 31, 2006 increased $73,000 to $629,000 as compared to the prior year period amount of $556,000. Excluding equity-based compensation expenses for Edgar filing fees of $80,000 for the current year period compared to $180,000 for the prior year period, other expenses increased $173,000. The increase was attributed to business development expenses of $75,000, marketing expenses of $24,000, and payments to outside sales representatives of $80,000 upon receipt of a $603,000 deposit towards the purchase of two of our SIGMA units. Savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events, stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits. While we do not anticipate other expenses to increase for the remainder of fiscal 2006, we do expect an increase in fiscal year 2007 as our general business activity accelerates in connection with our commercialization objectives and heightened need for marketing and business development.

Research and Development

Net research and development expenses for the nine month period ended January 31, 2006 increased $918,000 from the prior year period. Excluding grant income, which decreased $112,000, from the prior fiscal year, research and development expenses increased $806,000. Excluding equity-based expenses, net research and development expenses increased $694,000. During the nine month period ended January 31, 2006, we have issued or contracted to issue, equity-based compensation to service providers in lieu of cash. The major components of research and development expenses are as follows:


                          Nine months Ended January 31, 2006            Nine months Ended January 31, 2005
                       ----------------------------------------      ----------------------------------------
                         Cash &        Equity                         Cash &         Equity
                         Accrued        Based                         Accrued         Based                       Increase/
                        Expenses     Compensation      Total          Expenses     Compensation       Total       (Decrease)
                       ----------     ----------     ----------      ----------     ----------     ----------     ----------
Salaries & related     $   588,000     $        --    $   588,000     $   508,000    $        --    $   508,000    $    80,000
Consultants                275,000         112,000        387,000         134,000             --        134,000        253,000
Supplies                   110,000              --        110,000          61,000             --         61,000         49,000
Travel                       2,000              --          2,000          13,000             --         13,000        (11,000)
Depreciation               217,000              --        217,000         136,000             --        136,000         81,000
Other                      500,000              --        500,000         146,000             --        146,000        354,000
Grant Income              (284,000)             --       (284,000)       (396,000)            --       (396,000)       112,000
                       -----------     -----------    -----------     -----------    -----------    -----------    -----------
    Total              $ 1,408,000     $   112,000    $ 1,520,000     $   602,000    $        --    $   602,000    $   918,000
                       ===========     ===========    ===========     ===========    ===========    ===========    ===========

Salaries and related for research and development activities increased $80,000 for the nine months ended January 31, 2006 as compared to the prior year period. This increase was due to normal increases as well as the hiring of one research scientist in February 2005 and two new hires to our research and development team, expanded benefits including the establishment of investment retirement accounts, as well as supplemental salary increases and non-recurring incentives. For the remainder of fiscal year 2006 and into the first half of fiscal year 2007, we expect decreases in research and development salaries and benefits as we execute our restructuring plan. Further, we aim to focus on our core domestic market and product development, and intend to limit any non-core research activities until we have secured the grants and funding necessary to offset expenses attributed to such.

Consulting expenses for the nine months ended January 31, 2006 increased $253,000 from $134,000 to $387,000. Part of the $253,000 increase in consulting expense was due to issuance of common stock valued at $21,000, a warrant valued at $8,000, and the expectation to settle an accrual of $83,000 for consulting services with common stock. Excluding the equity-based compensation, consulting expenses increased $141,000 over the prior year period. The increase was primarily due to increased research and development activity in efforts to bring our product to market. We do anticipate an increase in consulting expenses as we increase our efforts to bring our product to market and continue to offer equity based compensation for production and engineering consultants in an effort to conserve cash.

Supply expense increased $49,000 for the nine months ended January 31, 2006 as compared to the prior year period due to increased activity to commercialize our prototype. In light of an acceleration of our commercialization efforts and an increase in our grant application and cooperative development activity, related supply expense should increase for the remainder of fiscal 2006 and into fiscal year 2007. However, we intend to continue focusing on the completion and advancement of our product commercialization and will direct most resources toward that objective.

Travel expenses decreased $11,000 for the nine months ended January 31, 2006 as compared to the prior year period as our scientists were more involved in onsite research and development during the current year period than the prior year period. We expect travel expenses to reamin high for the remainder of fiscal year 2006 and into fiscal year 2007, with increased activity, anticipated co-development programs and offsite testing.

For the nine months ended January 31, 2006, depreciation expense increased by $81,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. Also included in the current year period is $17,000 of catch-up depreciation expense from the transfer of $143,000 of equipment during the period that was originally recorded as inventory. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development equipment purchases. Accordingly, depreciation expense should increase going forward as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the nine months ended January 31, 2006 increased $354,000 compared to the prior year period. The increase was primarily comprised of expenses of $233,000 incurred with the acquisition of key research and development equipment under an operating lease. Due to contract performance issues, we returned the equipment prior to the end of the lease and are negotiating final payment terms. Other expenses include insurance premiums, increasing with new hires, inventory impairment charges, as well as building lease costs, increasing with an extension in October 2005 of our facility lease for an additional year with a corresponding increase in both square footage and cost per square foot. Accordingly, we expect other research and development expenses to remain steady for the remainder of fiscal year 2006, with the decrease in expense with the cancellation of the operating lease being offset by the increase of insurance and building lease costs.

We have completed the second year of Phase II of a Small Business Innovation Research ("SBIR") contract awarded to us in August 2002 by the U.S. Army Night Vision and Electronic Sensor Directorate ("NVESD"). Under the terms of the contract, we are to develop and test its Anti-Tank Landmine Detector 7AT7(TM) over a two-year period, which was extended for one additional year at the option of the U.S. Army. As of January 31, 2006, we have earned $779,944 against the contract. If further research and development work is required upon the expiration of Phase II, we have the ability to submit a request for additional Phase II and/or Phase III funding, which the government would consider based upon our progress to date and the merits of the project. The U.S. Army is under no obligation to continue to assist in funding these research and development costs beyond Phase II or any subsequent extension, or to purchase any of our products, including the Anti-Tank Landmine Detector 7AT7(TM), once we have completed the development activities. Under the terms of the contract, the U.S. Army pays a portion of our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing its progress. We recognize the proceeds from the contract as an offset against research and development expenses following the submission of the monthly written reports. When the written report is accepted by the U.S. Army, we usually receive payment in about 30 to 45 days. As of January 31, 2006, we collected all receivables due us in completion of Phase II.

In September 2004, we entered into a Cooperative Agreement with the U.S. Transportation Security Administration (TSA). Under the agreement, we are to provide proof-of-concept for the Company's "NextGen Checked Baggage Program (STOXOR)" over a nine month period, which may be extended at the option of the TSA. The agreement provides funding in the amount of $367,141 for Stage 1, and an additional $145,381 for Stage 2, if, at the conclusion of Stage 1, the TSA elects to continue with us. As of January 31, 2006, we have earned $367,141 in cooperative financing from the TSA to complete Stage 1. There is no obligation for the TSA to fund our development efforts under this agreement beyond the Stage 1 funded amount or to purchase any of our products once we have completed the development activities. The TSA will pay our research and development costs on a periodic basis during the term of the contract, for which we are required to submit monthly written reports detailing our progress under the contract. When the written report is accepted by the TSA, we receive payment in about 30 to 45 days. Payments commenced in November 2004 and we recognize the Stage 1 funding amount as an offset against research and development expenses upon submission of the monthly written reports. As of January 31, 2006, we collected all receivables due it in completion of Stage 1.

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

Depreciation

Total depreciation expense for the nine months ended January 31, 2006 and 2005 was $243,000 and $158,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period. Also included in the current year period is $17,000 of catch-up depreciation expense from the transfer of $143,000 of equipment during the period that was originally recorded as inventory.

Interest Expense and Income

Interest expense for the nine months ended January 31, 2006 decreased to $296,000 from $871,000 for the prior year period. Most of the prior year period expense was due to immediate expensing of the debt discount from the beneficial conversion feature of the notes and the detachable warrants issued in conjunction with convertible notes payable. The full amount of the debt discount was expensed in the period as the notes were deemed subject to rescission rights, as discussed elsewhere in this report, or converted. Of the $871,000 total interest expense, $786,000 was attributed to immediate expensing of debt discounts. The debt discount was proportionately allocated based on the intrinsic value of the convertible note and the fair value of the detachable warrants capped by the proceeds received. The intrinsic value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The fair value of the warrants was determined using the Black-Scholes model.

Interest expense for the nine months ended January 31, 2006 included a charge of $107,000 for the inducement to convert $224,000 of an aggregate of $673,000 of CNP issued in a prior period to our former legal counsel for services. In addition, $71,000 of debt discount was amortized related to $500,000 of newly issued CNP to investors and $25,000 of debt discount was expensed following the subsequent redemption of $100,000 of CNP shortly following its issuance to an investor. The debt discounts for the newly issued CNP were due to the beneficial conversion feature of the notes and the detachable warrants issued with the notes. The remaining interest was generated on the CNP balances to our legal counsel, the $500,000 of CNP issued in the current year, and $278,000 of CNP issued to an investor in the prior period, which bear interest rates per annum of 10%, 10%, and 5%, respectively.

Interest income for the nine-month periods ended January 31, 2006 and 2005 was minimal.

Other Expenses

During the nine months ended January 31, 2006, we disposed of property, plant and equipment either by sale or write-off with book value of $264,000. We received $21,000 of proceeds and recorded a loss on the disposal of $115,000. During the nine months ended January 31, 2006, we recorded a charge of $1,400 due to foreign currency exchange loss.

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

In December 2005, our Board of Directors approved a special warrant re-pricing offer for investors whereby participants were allowed to exercise their existing warrants at greatly reduced prices under the condition, among others, that they forfeit any claim to the right for future penalties on all securities, resulting from our inability to file and maintain an effective registration statement or otherwise. With the participation of a significant number of warrant holders under the special warrant offer, we have significantly reduced future penalties on all securities issued to investors.

During the nine months ended January 31, 2006, the Company issued or committed to issue 709,942 shares of common stock as penalty expenses in the amount of $449,000 for the late registration of common stock. Although greatly reduced, certain holders of unregistered common stock who did not participate in the special warrant offer still continue to receive or accrue each month, as applicable, additional shares calculated as a percentage of the original number of shares purchased.

For the nine months ended January 31, 2006, we recorded $708,000 as penalty expense upon amending warrants to provide for the purchase of an additional 3,158,222 common shares as penalties for these investors. Although greatly reduced, certain investors will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant. The fair value of these warrants was determined using the Black-Scholes model. Although greatly reduced, certain investors will continue to receive each month, amendments to their warrants to increase the number of shares underlying each original warrant.

For the nine months ended January 31, 2006, we recorded $12,000 as a penalty expense upon issuance of CNP with a face value of $12,000 as penalties for our delayed registration statement. Since all holders of CNP participated in the special warrant offer, the Company no longer accrues any penalties to holders of CNP.

For the nine months ended January 31, 2005, we recorded penalty expenses in the amount of $1,845,000, $1,159,000, and $26,000, against the issuance of 1,732,945 common shares, amended warrants to purchase an additional 1,701,204 common shares and $26,000 of CNP as penalties, respectively. The fair value of the warrants was determined using the Black-Scholes model.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, we had $373,000 in cash.

Other current assets, as of January 31, 2006 decreased to $241,000 from $382,000 as of prior year end and consisted primarily of $62,000 of capitalized insurance premiums, $144,000 in deposits for an advanced neutron generator and other equipment and $21,000 of capitalized equity compensation for prepaid Edgar filing services. The decrease was due to the receipt of an advanced neutron generator for with a value of $115,000.

During the nine months ended January 31, 2006, our sources of cash were as follows:

                                              Amount
                                            -----------
Sales or commitments of common stock        $ 1,620,000
Sales of convertible notes payable, net         500,000
Exercise of warrants                          1,487,000
Offering costs                                 (117,000)
Customer deposits                               603,000
Grant proceeds                                  284,000
                                            -----------
                                            $ 4,377,000
                                            -----------

As of January 31, 2006, accounts payable increased to $1,921,000, an increase of $634,000 from April 30, 2005. This increase was primarily due to the purchase of R&D equipment as well as leased R&D equipment. Because we continue to operate under a tightened cash position, which has resulted in delays to our making payments to some service providers and vendors, we have adopted a policy to mitigate the risks of high stock inventories and growing accounts payable, especially in the event of any unexpected delays or difficulties introducing our products into the marketplace. For the remainder of fiscal year 2006, we foresee accounts payable remaining high as we will require significant cash conservation measures and until we raise sufficient capital or generate cash flow to significantly pay down balances.

Accrued expenses of $212,000 as of January 31, 2006 consisted of $43,000 for an equipment operating lease, a fee payable to an investment bank, and consulting fees accrued to be paid with common stock.

As of January 31, 2006, we continue to carry an estimated payroll tax liability of $425,000 for stock compensation (in the form of Microdevices shares) given for services rendered by officers, employees, directors, legal advisors and consultants during the period from June 1997 through February 2002. See "Note 8
- Accrued Payroll and Payroll Taxes" to our unaudited Consolidated Financial Statements. Excluding the payroll tax liability mentioned above, as of January 31, 2006, we have accrued payroll and payroll tax of $106,000, which includes deferred salaries for certain employees.

As of January 31, 2006, we were delinquent on notes payable totaling $85,000 with a shareholder and related party. The notes payable have been due on demand since November 1997; however, no demand has been received.

As of January 31, 2006, we have outstanding unsecured convertible promissory notes totaling $449,000 to our former legal counsel. During the nine months ended January 31, 2006, $224,000 of the original $673,000 of convertible notes was converted. The legal fees were expensed as a general and administration expense in the periods incurred. The remaining notes bear 10% interest and are due on demand. As of January 31, 2006, no demand has been received on these notes, but we anticipate a conversion of the notes into shares of our commons stock.

Between September and November, 2005, we sold $600,000 of CNP to various investors, of which $100,000 was subsequently repaid, with the investor using the money to purchase common shares upon exercise of warrants under the special warrant offer. The remaining CNP bear interest at 10% per annum (except if an event of default in which case they bear interest at the default rate of 12% per annum from the default date until such default is cured or waived) and are due in October and November 2006. The remaining $500,000 of CNP were issued with detachable warrants to purchase 400,000 shares of common stock with a three year term at an exercise price of $0.80 per share. During the Company's special warrant offer, 360,000 shares of common stock were purchased upon exercise of the detachable warrants at a reduced exercise price of $0.20 per share, with the remaining warrants forfeited. The redeemed note was issued with detachable warrants which were forfeited under our special warrant offer. The CNP holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. Further, the outstanding balance of the remaining CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by the Company in the amount of $2,500,000 or above, at a 10% discount. The Notes are senior to all of the Company's existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000.

In June 2004, we sold $300,000 of CNP to Richard Melnick and Sherbrooke Partners LLC in connection with the exercise of an option to a second closing obtained in January 2004. As of January 31, 2006, $240,000 of the CNP held by Richard Melnick remains currently outstanding and based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, we reclassified the $240,000 of CNP deemed subject to rescission rights to convertible notes payable. The notes when combined with $38,400 of CNP issued as penalties for late registration and accrued interest as of January 31, 2006 are convertible into 665,055 shares of our common stock. The CNP have a two year term and bear interest at 5%, and when coupled with the proceeds allocated to the detachable warrants have an estimated effective annual interest rate of 49%. They are convertible into common stock at $0.45 per share. The outstanding CNP also contain warrants to purchase common stock with a six and one-half year term as follows: 1,066,666 at $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at $1.25 per share. The CNP holders also have registration rights on the underlying shares and since the securities were not registered by us before October 30, 2004, the investors have received as penalties, additional detachable warrants to purchase 2% of the amount of shares exercisable under the original warrants and CNP equal to 2% of the principal balance of the original CNP, for each subsequent month through June 2005, when the securities became saleable under Rule 144. See "Note 13 - Convertible Notes Payable" to our unaudited Consolidated Financial Statements.

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

During the nine month period ended January 31, 2006, we reclassified the remaining 312,012 shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, eliminating the recorded current liability for shares deemed subject to rescission rights of $199,560.

As of January 31, 2006, we had total current liabilities of approximately $4.7 million, greatly exceeding our cash on hand. While we anticipate cash inflows from purchases from customers, we currently do not have any significant commitments. Unless and until orders reach a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In April and May 2004, we issued purchase orders for $2.2 million to two vendors for the purchase of components for our bomb detection units. In April 2004, we ordered neutron generators at a cost of approximately $814,000. We leased four units under this order, which have since been returned and we are currently negotiating termination of the lease, as a better source has been secured. In May 2004, we ordered gamma ray detectors and other components for $1,368,000 and received partial delivery. We are currently negotiating amendments to this purchase order.

In November 2004, the Company issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to our SuperSenzor(TM) program and the Company's cooperative research agreement with the TSA. As of January 31, 2006, the Company has paid for and received one of the generators and has made a non-refundable deposit of $92,997 against the remaining unit, with the balance due upon acceptance following delivery.

In February 2005 and in March 2005, we issued purchase orders in the amount of $304,000 and $611,000, respectively, for the purchase of remotely controlled robotic vehicles to be used to facilitate the transportation of our explosive detecting technology to suspicious targets. The orders were issued based on indications from potential buyers in the U.S. Military and Middle East that they would require a remote robotic deployment capability if they were to purchase our devices. As of July 31, 2005, we had received all of the robotic vehicles ordered, then later returned five of the units for a complete cancellation of the amount owed for those units.

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

As to the status of efforts to raise $8 to $10 million, representing our revised financial requirements, we have raised through private placements to accredited investors and institutional investors a total of approximately $8.1 million in proceeds from financing activities from May 2004 to January 31, 2006, including $1.5 million from the exercise of warrants under our special warrant re-pricing offer through January 31, 2006. Additionally, we earned $610,000 from grants and other governmental funding for the fiscal year ended April 2005. In October 2005, we received grant proceeds in the amount of $222,000 for performance under a subcontract with ICRC, which provides for an additional $112,000 in grant proceeds upon the delivery of one CarBomb Finder(TM) head unit to the U.S. Army. Further, we received full payment in the amount of $603,000 against an order of two SIEGMA(TM) 3E3 systems from Southeastern Pennsylvania Transportation Authority (SEPTA). In September 2005, the Company entered into a subcontract with a defense technology organization which entitles it to receive a performance payment of $33,600. Lastly, we currently maintain a deposit against an order by Compania de Aprovisionamiento Especifico S.L. of Tenerife, Spain for one SIEGMA(TM) 3E3 system and expect to collect the balance of $227,000 upon delivery. In September 2005, we engaged a placement agent to provide certain advisory and placement services in connection with securing financing. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment for the additional capital necessary as of the date of this Report.

Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 to 4 million through the sale of securities to cover estimated expenditures for the remainder of calendar 2006, subject to the successful implementation of our restructuring plan and the reduction of operating expenses.

As to strategic partnerships, we entered into a non-binding Memorandum of Understanding on January 28, 2005 to form a joint venture company to be located in Tenerife, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets, and provide up to $3 million in paid-in capital by investors. As part of our new capital prioritization which has increased our focus on the domestic market and limited our overseas activities, we now expect the formation of the joint venture to be carried to the end of the current calendar year. Although the transaction described in the press release dated December 9, 2003 did not transpire as contemplated at that time, our efforts and relationships made in Spain are expected to beneficially serve the development, funding and growth of the joint venture. We intend to explore and pursue other joint ventures such as the one in Spain, which provide for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from us for the assembly, sale, and marketing of our products in certain markets. Such arrangements can also reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America.

PLAN OF OPERATION

Our continuing corporate objective for the remainder of fiscal year 2006 is to commercialize and bring to market the CarBomb Finder(TM) 3C4 and SIEGMA(TM) systems, as well as new prototypes incorporating our proprietary "stoichiometric" technologies, including the STARRAY(TM), an all-terrain robot-borne IED detector, and our in-ground explosives detection and identification device, the CarBomb Finder(TM) 3C5. Additionally, we expect to continue with research and development activities focused on the design, testing and development of sensor systems incorporating our core technologies for other governmental and commercial applications and markets.

We continue to see an increase in significant positive feedback as to the potential demand for our explosives identification and detection products and have correspondingly increased, and directed greater resources toward, the direct and indirect sales and marketing of our products both domestically and overseas. As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals. In November 2005, we executed a strategic reseller agreement with GTSI Corp. to offer our products and services to federal, state and local governmental organizations through their purchasing vehicles and are in the process of expanding our reseller program. In January 2006, we executed a reseller agreement and teaming agreement with Williams-Sterling, a service-disabled veteran-owned (SDVO) sales organization and integrator to offer our products and services to federal agencies and customers under key sole source and restricted competition purchasing vehicles.

We have also entered into a memorandum of understanding to form a joint venture which is intended to serve as a complementary platform for sales and distribution into the European and other markets, as well as reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America. The joint venture, as contemplated, provides for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from HiEnergy for the assembly, sale, and marketing of our products in certain markets. We are currently working through an E.U. commission comprised of local Spanish officials and industry sponsors to secure local and regional governmental support and to resolve other considerations required for the joint venture, or similar business formation, to move forward.

For the remainder of fiscal year 2006, we intend to continue to accelerate and enhance our pre-market and aftermarket efforts, which address the warranty, service, maintenance, certification, licensing, export policy, product liability and customer service elements of our commercialization strategy. We have entered into a teaming agreement with a global maintenance company, submitted our technology for coverage under the Safety Act to address product liability issues, and have engaged outside specialists involved in certification, inspection, and risk management. In December 2005, we launched new program, the Equipment Technical Assistance Program (ETAP), an integrated suite of services available to buyers which includes hands-on equipment and operator training, local equipment support, including calibration, maintenance and servicing, and radiation safety certification and licensing. In January 2006, we formed a strategic relationship with a specialized service and consultancy organization to provide ongoing radiation licensing, certification, training and auditing services. We intend to negotiate and enter into additional outsourcing relationships with the overall objective of providing a uniform and uncompromising package of product and customer support.

In order to be able to complete the commercialization cycle, we have determined it necessary to field test the first class of our products through cooperative sales initiatives which are intended to accelerate our in-field assessment of our explosive detection systems and software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. We have commenced one such program for the introduction of the first 5 to 10 units of our SIEGMA(TM) system with our initial deliveries to Southeastern Pennsylvania Transportation Authority (SEPTA), for which we have on local assignment technical and engineering personnel to perform necessary customization and integration services. The program is expected to stimulate sales by allowing us to bring our first commercial product to market more effectively and efficiently, enhance our products to better satisfy the needs of the public transit industry, and test our aftermarket service capabilities. During the remainder of 2006, we will offer similar programs to other early adopters in the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of federal, state, municipal and local agencies around the United States.

During the remainder of fiscal year 2006, we will continue to direct the greater portion of our production budget to our SIEGMA(TM) system, which management has prioritized in response to the positive reception from the industry, specifically airport and transit system operators. In January 2005, we received our first order for one SIEGMA(TM) 3E3, followed by the order of two systems from SEPTA in June 2005. The systems have been assembled in our Irvine, CA facility, completed factory acceptance testing and are being field tested by the customer this quarter. As for our vehicle-borne CarBomb Finder(TM) 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. In October 2005, we announced the order of one CarBomb Finder(TM) by the U.S. Army under a subcontract providing for the integration of our system in the Army's SmarTruck Multi-Mission Vehicle platform, which is expected to be delivered by fiscal year end.

Initial assembly of orders is being performed at our research and development facility located in Irvine, CA. Assembly at this facility will be limited, and we may be required to outsource certain functions and/or hire additional technicians as needed. Based on preliminary marketing data suggesting a strong demand for commercial versions of our explosion detection devices, we anticipate the need to scale production to meet that demand. Previously, we have studied locations to serve as our principal assembly facility in various states and have met with both local and state officials as part of this assessment. We have estimated that the construction and/or build-out costs related to a manufacturing facility fall between $1 million and $2.5 million, which costs are expected to be supplemented by local municipalities and state agencies in the form of monetary incentives offered to locate a facility to their respective areas. As of the date of this report, we have not selected a site to locate a facility and are unsure whether or not we will be able to meet the criteria necessary to attract local municipalities and state suitors.

In March 2005, we formed a wholly-owned subsidiary, HiEnergy Mfg Company, in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of the SIEGMA(TM) and CarBomb Finder(TM) systems. . In June 2005, we also hired a consultant for three months experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. Further, in September 2005, we engaged an engineering and production consultant with substantial experience to build the internal mechanisms necessary to engineer, package and deliver our core technologies in the most cost effective manner, as well as develop a product test plan and quality control procedures. During the remainder of fiscal year 2006 and into 2007, we will continue to incorporate the business practices, management philosophies and technology tools necessary to optimize product design and engineering to allow for the easiest production, fastest assembly, best quality/reliability, and shortest time to market of our systems.

In February 2006, in a bid to accelerate our transition from a research and development company to a commercial manufacturing and sales organization, we restructured management beginning with the election by our Board of a new President/CEO who is charged with designing and implementing a new organizational model which focuses on capital prioritization, productivity and accountability with the aim of better positioning ourselves and creating an enterprise that is scalable in line with future revenue growth. We have also instituted changes in the management and direction of our R&D Department to allow for more efficient and cost effective product and technology development. We have also created a new Integrated Product Engineering and Manufacturing Department which will work in coordination with R&D faithful to the production process consisting of product inception, engineering, design, manufacture and post-deliver follow-up and support, and guided by lean manufacturing and concurrent engineering principles. As we institute these changes and advance a restructuring plan that focuses on operational efficiencies and expense controls, we believe that general and administrative costs and productivity will show improvement in the remainder of fiscal year 2006 and into 2007.

In line with our commercialization activities, we will continue to increase inventory during fiscal year 2006 and into fiscal 2007 of those core components and parts that have greater delivery lead-times from vendors to prevent potentially harmful delays in our product delivery cycle. Although we remain adverse to building inventories, in light of the lead-times and the perceived demand for our products, we have estimated that in order to meet, and properly manage the sales cycle of, anticipated orders, we will require at any one time sufficient components to deliver at least 5 to 10 units of our explosive detection systems to buyers. In order to control inventory risk, we will continue to identify and seek to engage additional sources of components in order to reduce, limit or eliminate our exposure to single-source suppliers and protracted delivery schedules. We have entered discussions with various vendors and are in the process of securing commitments for volume discounting and to shorten production times in anticipation of an increase in sales volume.

In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we plan to continue to focus on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We also intend to build upon our investments in the base units and core technologies upon which our explosives identification and detection prototypes are based, as well as introduce more sophisticated applications and configurations. We will use the proceeds of existing government grants, new grants and/or research and development contracts, together with other available funds, to accomplish these objectives. Further, we intend to continue to work on expanding the number of explosive substances that can be detected and identified by our systems, so as to provide the customer with the most effective, reliable and adaptable tools possible.

Materials and production costs for our explosive identification units will be significant in remainder of fiscal year 2006 and fiscal year 2007. Working capital requirements and inventories are also expected to grow in remainder of fiscal year 2006 and fiscal year 2007, as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve significantly with the elimination of non-recurring engineering costs, the realization of economies of scale attendant to the opening of our production facility or the outlay of the assembly function to a manufacturing partner, and the increased demand anticipated with the introduction of our products into the marketplace. As we proceed with our commercialization phase of our products and expand our operating structures, enhancements to corporate management will also be necessary and we anticipate increases in personnel requirements throughout our organization. An off-site production facility, when operational, will require the hiring or contracting of approximately 20 new personnel. We also anticipate the need to hire individuals to manage the product engineering, manufacturing and distribution functions, and to fill and upgrade key executive positions in fiscal year 2006, including, among others, a Chief Financial Officer. Other areas that may require additional personnel include sales and marketing, customer service and human resources. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that can operate and manage projects with minimal supervision, additional scientists, and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as initial assembly and distribution.

The estimated total costs to commercialize our current product line, excluding contributions received through research and development grants, is approximately $1.5 million, including inventory procurement and ancillary costs associated with concept development, market assessment and validation, prototype development and production of field testing units, but excluding the build out of a dedicated manufacturing facility. We are currently seeking a larger capital infusion in the range of $3 to $4 million which is our total estimated financial requirement for calendar year 2006 and includes the above commercialization costs, administrative and operational costs, including personnel and consultant expenses, property and materials, and accounting/reporting and legal expenses. To reduce the burden, we seek to cut overhead, including personnel, accounting/reporting, and legal costs. While there can be no assurance, we are hopeful that improvements to our internal systems and the settling of pending legal matters during this period will improve our condition as a going concern.

Historically, we have financed operations with periodic cash infusions through various financing vehicles. The uncertainties of securing financing have limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. In an attempt to control dilution, we have been securing financing on a quarterly or rolling basis to take advantage of any favorable pricing that our stock may experience as we progress through the implementation of our business plan. We aim to reduce our dependency on the sale of our securities in funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, the formation of joint ventures, and from more traditional funding, such as working lines of credit, receivables financing and purchase order/asset based lending. Although we have been able to raise capital through self-managed private placements of our equity, we currently do not have a firm institutional commitment to raise the additional capital necessary as of the date of this Report.

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

Risks Related To Our Business

General Business Risks

We have a history of losses and an accumulated shareholders' deficit of $38,053,548 as of January 31, 2006, and we may never achieve profitability.

We have not generated any revenue from operations, and we have incurred net losses available to common shareholders every year since our inception, including $6,253,387 for the nine months ended January 31, 2006, as compared to $8,208,216 for the prior year period, and $38,053,548 for the period from August 21, 1995 (inception) through January 31, 2006. We expect that our operating expenses will increase in the near term, due in part to investments that we intend to make in connection with our plans to commercialize, manufacture and market our initial prototype devices: the CarBomb Finder(TM) and SIEGMA(TM). To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

During the period from May 1, 2004 through January 31, 2006, excluding sources or uses from working capital, we have experienced average monthly negative cash flows from operations of approximately $400,000 with no revenues. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of the CarBomb Finder(TM) and SIEGMA(TM) is poorly received or fails altogether.

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

While we have developed prototypes of our CarBomb Finder(TM) and SIEGMA(TM) systems, and are introducing our first commercial products, which include the CarBomb Finder(TM) 3C4 and the SIEGMA(TM) 3E3, except for the orders placed by our exclusive distributor in the Middle East, EEMCO, which is owned by one of our Directors, Compania de Aprovisionamiento Especifico S.L. of Spain, and Southeastern Pennsylvania Transportation Authority (SEPTA), we have no sales. Because of the few orders and the fact that the markets of the CarBomb Finder(TM) and SIEGMA(TM) remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history.

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

From time to time we may demonstrate our products to potential customers and/or sources of funding, and any failures in these demonstrations could have a materially adverse impact upon our ability to sell our products, and on our business and financial condition generally.

As a defense products company, we are sometimes requested or required to demonstrate, pilot or field test our technologies and our products at varying product stages, which may be in front of potential purchasers of the products, and/or sources of grant or private equity funding. To the extent that any product or technology may not work in the manner in which it is intended, such prospective purchasers and/or funding sources may lose confidence in our products and technology, and may determine not to purchase any products or fund any developments. If a demonstration should not work successfully at any time when large numbers of people are present, the news could spread within the homeland defense industry we are working in, especially among the relatively small universe of large potential governmental agencies and other organizations who are likely purchasers of our products. If that were to happen, it could have a materially adverse effect upon our ability to make sales of our products, as well as on our overall business operations and financial condition.

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

We have introduced our systems, the CarBomb Finder(TM) 3C4 and SIEGMA(TM) 3E3 only recently, and all other applications of our technology are at prototype or earlier development stages. These include, at present, our CarBomb Finder(TM) 3C5, STARRAY(TM), Anti-Tank Landmine Detector 7AT7, Unexploded Ordnance Sensor 3UXO3, Refractorymeter and a Palletized Cargo Scanner. For the nine months ended January 31, 2006, we incurred expenses of $1,520,405 or 33% of total operating expenses on research and development, and we incurred expenses of $3,152,153 or 67% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization of the CarBomb Finder(TM) and SIEGMA(TM) systems. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of the CarBomb Finder(TM) and SIEGMA(TM) systems will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

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

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the nine months ended January 31, 2006, and all subsequent periods, to include an explanatory paragraph related to our ability to continue as a going concern, stating that "the Company had negative cash flows from operations of $13,800,389 for the period from August 21, 1995 (inception) to January 31, 2006,. In addition, the Company had an accumulated deficit of $38,053,548 and was in the development stage as of January 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

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

Our future success will be due, in part, to the continued services of our senior management team. The loss of services by one or more members of our management and scientific teams could negatively affect our business and development strategies. If we were to lose members of our scientific team and we may be harmed by the loss. In order to meet our objectives, we will need to recruit additional members for our senior management team. We also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that could be self sufficient and operate with minimal supervision. As a result, our future growth and success will depend in large part upon our need and ability to attract and retain qualified personnel.

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

Manufacturing Risks

We have no manufacturing experience and our ability to successfully execute a manufacturing plan is untested.

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

We currently rely on third-party suppliers for various parts of the CarBomb Finder(TM) and SIEGMA(TM) devices, including neutron generators with custom modifications and certain sub-assemblies. We have placed orders for these key components for the first 10 CarBomb Finder(TM) and/or SIEGMA(TM) systems from a small number of sources. For example, we obtain the standard sealed tube neutron generators we use from Thermo MF Physics, on a purchase order basis.

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

We have incurred net losses since our inception. For the nine months ended January 31, 2006, we reported net losses available to common shareholders of $6,253,387 as compared to a net loss available to common shareholders of approximately $8,208,216 for the nine months ended January 31, 2005. Our accumulated deficit through January 31, 2006 is $38,053,548. We expect that our losses will continue into fiscal year 2007. We estimate that our aggregate financial requirements will be between $3,000,000 and $4,000,000 for the fiscal year, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

Corporate Risks

We have identified weaknesses in our internal controls which may affect our ability to comply with our public company reporting obligations, and any lack of compliance with these reporting obligations could give rise to potential regulatory and/or shareholder actions that could have a material adverse effect upon our business and financial condition, and the market value of our stock,

Although our management has concluded that while our system of disclosure controls and procedures were effective in meeting our disclosure obligations under the federal securities laws, two weaknesses exist: (i) a lack of segregation of duties and (ii) a lack of a more systemic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses result primarily from a lack of capital and human resources. Although we plan to hire additional personnel, we can offer no assurances that we will be successful. If we are unsuccessful in strengthening our system of disclosure controls and procedures, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares

We may have increasing difficulty to attract and retain outside members of our board of directors.

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

The amount of the penalties paid or accrued as a result of the defaults described above for the nine months ended January 31, 2006 is 709,942 shares of common stock, $12,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 3,158,222 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

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

As of January 31, 2006, we have accrued and recorded a payroll tax liability of $425,007 for stock compensation given during the period from June 1997 through February 2002. The stock given during this period was HiEnergy Microdevices stock, which in April 2002 was exchanged, in a transaction treated as a reverse takeover. Because, at the time, HiEnergy Microdevices was a closely-held corporation with negative net worth, no marketable product, no meaningful revenue potential and no dividend paying capacity, the value originally assigned to the stock was nil.

We identified a public sale of the closely-held HiEnergy Microdevices stock where a HiEnergy Microdevices shareholder filed for chapter 7 bankruptcy protections and his stock was sold by the bankruptcy trustee in February 2002. We have calculated the payroll tax liability by treating this sale as an arms length transaction and recognizing employment taxes, withholding requirements, penalties and interest. We engaged tax advisors regarding the nature of our obligations, and we are working toward reconciling this liability.

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

We issued options to purchase 421,980 shares of our common stock to our Chairman, Dr. Bogdan Maglich in fiscal year 2005 and options to purchase 529,510 shares in fiscal year 2006 for services rendered as our Chief Executive Officer and Chief Scientific Officer, pursuant to his employment contract. Also, pursuant to the terms of various other agreements entered into by the Company, we also issued or committed to issue options to purchase 2,535,000 shares and options to purchase 850,000 shares in fiscal years 2005 and 2006, respectively, to other employees and directors. In fiscal year 2005 we issued a warrant to purchase 100,000 shares to our former controller. As to consultants, in fiscal year 2006 we issued or committed to issue options or warrants to purchase 177,179 shares. Likewise, we issued notes payable to our former legal counsel during fiscal years 2003 and 2004 that are convertible into 560,929 shares of common stock as of January 31, 2006. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We plan to issue a significant number of additional equity securities in the future and that will dilute the percentage ownership of the present holders or purchasers of our common stock.

There were 64,019,328 shares of our common stock outstanding as of January 31, 2006, which does not include 25,585,191 new shares we have committed to issue upon exercise of options and warrants and convertible notes. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. If we issue all of the shares underlying currently outstanding warrants and options currently in-the money and convertible notes, this will result in approximately 9% dilution, based on the January 31, 2006 stock price, of the ownership interest of holders of our common stock. If all currently outstanding warrants, options and convertible notes were immediately exercised and converted, we would receive approximately $689,407 in cash and approximately $1,368,518 in forgiveness of indebtedness. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock. Further, we have sold through private placements, warrants that have cashless exercise provisions, in which the holder shall receive a net number of shares based upon the share price on the trading day preceding the exercise date of the warrant if the underlying shares of warrants with cashless exercise provisions are not registered under an effective registration statement by a certain date. At present we have outstanding warrants to purchase a total of 5,863,466 shares which may be exercised by means of a cashless exercise. Accordingly, in the event there is a large spread between the exercise price and the share price on the trading day of our common stock, a cashless exercise of warrants could result in a significant amount of additional shares.

Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock has been traded under the symbol "HIET" on the OTC Bulletin Board since May 3, 2002 and previously under the symbol "SLWE" from February 22, 2002 through May 3, 2002. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange or NASDAQ, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock. Once we meet applicable listing requirements and qualifications, we intend to apply for listing of our stock on a national securities exchange.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out by Roger W.A. Spillmann in his capacity as our Chief Executive Officer and Treasurer. Based upon that evaluation, Roger Spillmann concluded that our disclosure controls and procedures were effective in meeting our requirements as to the disclosure of material information in our reports filed under the Exchange Act. However, two areas of weakness were identified in the evaluation: (i) a lack of segregation of duties due to understaffing and (ii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which we continue to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing. Currently, Roger Spillmann serves simultaneously as our Chief Executive Officer, President, Treasurer and Secretary. In order to further segregate the duties of our officer positions, we are attempting to recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting. However, we can offer no assurance that we will successfully recruit such employees, as our ability to do so is limited by our available capital resources.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with Roger Spillmann's evaluation of our disclosure controls and procedures as of January 31, 2006, as described above, Mr. Spillmann also determined that during our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FILED COMPLAINTS

In January 2005, we were served with a Summons and Class Action Complaint for Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named HiEnergy and its Chairman, Dr. Bogdan C. Maglich, among other named defendants, on behalf of a class of persons who acquired our stock during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and our purported failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. We engaged two legal firms to vigorously defend us in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, we timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of HiEnergy or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of HiEnergy to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part our Motions to Dismiss, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that we filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed us that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Our counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

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

POTENTIAL LEGAL ACTIONS

In December 2005, we received a letter from EADS North America, Inc. ("EADS") alleging that we breached a lease agreement between us and EADS, dated April 29, 2004 (the "Lease"). Pursuant to the terms of the Lease, EADS was to deliver ten neutron generators on a fixed schedule agreed upon by both parties. We received four of the ten neutron generators with significant delays due to production and support issues and ceased payments pending resolution. Prior to the end of the Lease, we returned the four generators that we had received due to non-performance by EADS and sought termination of the contract. The letter from EADS alleges that we failed to meet our payment obligations, demands early termination payments, cancellation of discounts and other charges unrecognized by us, and threatens litigation in the event we fail to cure immediately. We have fully reserved $239,017 for lease payments in accordance with terms of the lease while we attempt to resolve the matter. As of this date, no legal action has been filed by either party and we intend to defend ourselves against any legal proceeding that may be brought by EADS on the basis indicated in this letter. We are unable to predict a meaningful estimate of the costs of defending ourselves against any possible legal action, should one be filed in the future. We currently source neutron generators from other trusted vendors and our ability to manufacture our products has not been materially impacted by this dispute.

On January 24, 2006, personal legal counsel for our Chairman, Dr. Bogdan Maglich, submitted a memorandum to our Board of Directors alleging that, despite our payment to Dr. Maglich of salary, bonuses, expenses and other benefits, some of the provisions of his employment agreement had not been implemented, resulting in an adverse financial impact to Dr. Maglich personally. Dr. Maglich's legal counsel proposed to settle this claim for (i) cash or a demand note in the amount of $66,569, (ii) $188,271 worth of common stock registered for sale, and (iii) $232,785 of restricted common stock. On January 25, 2006, Dr. Maglich's personal legal counsel met with the Board during which meeting it was agreed that Dr. Maglich and the company would attempt to settle the claims. On February 9, 2006, Dr. Maglich's personal legal counsel sent a letter to the Board stating that the failure to accede to Dr. Maglich's demands and provide him with certain other requested benefits, could be viewed as a constructive termination and entitle Dr. Maglich to two years severance pay pursuant to his employment agreement and "result in other significant effects on the Company." Additionally, on February 17, 2006, Dr. Maglich's legal counsel stated to the Board that his suspension as Chairman and from his other executive duties could constitute a constructive termination.

Our management has completed a preliminary evaluation of Dr. Maglich's claims, and does not believe that we owe him the amount of additional compensation and benefits that he has demanded. We have retained a special litigation firm expert in these matters to represent our interests and intend to vigorously contest Dr. Maglich's allegations. The costs of defending any legal action that might possibly be brought against us by Dr. Maglich could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

ITEM 2. CHANGES IN SECURITIES

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES IN THE QUARTER ENDED JANUARY 31, 2006.

o In January 2006, we issued or committed to issue 12,132 shares of our common stock, par value $0.001 ("Shares") and warrants to purchase 204,381 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In January 2006, we issued or committed to issue 100,000 Shares to the independent members of our Board of Directors, as compensation for meeting attendance, each board member receiving 10,000 shares per meeting. We believe the issuances of these securities are exempt under
      Section 4(2) of the Securities Act.

o In January 2006, we issued or committed to issue 4,735,501 Shares in exchange for $670,245 upon the exercise of warrants by accredited investors. We believe the issuances of these securities are exempt from registration pursuant to Sections 4(2) and 3(a)(9) of the Securities Act of 1933, as amended, and/or Regulation D Act.

o In January 2006, we issued 35,000 Shares previously committed in the prior year period, to a holder of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Section Regulation D and/or Section 4(2) of the Securities Act.

o In December 2005, we issued or committed to issue 36,132 Shares and warrants to purchase 200,456 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In December 2005, we issued or committed to issue 25,000 Shares to the independent members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 shares per meeting. We believe the issuances of these securities are exempt under
      Section 4(2) of the Securities Act.

o In December 2005, we issued or committed to issue 6,106,719 Shares in exchange for $816,882 upon the exercise of warrants by accredited investors. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

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

o In November 2005, we issued $100,000 of convertible notes payable and warrants to purchase 50,000 Shares at $0.75 per shares in exchange for $100,000 in cash to an accredited investor, which was subsequently redeemed in December 2005. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2005, we issued $200,000 of convertible notes payable and warrants to purchase 160,000 Shares at $0.80 per shares in exchange for $200,000 in cash to various accredited investors. We believe the issuances of these securities are exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

o In November 2005, we issued or committed to issue 98,780 shares of our common stock, par value $0.001 ("Shares") and warrants to purchase 361,558 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or Section 4(2) of the Securities Act.

o In November 2005, we issued 10,685 Shares previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. We believe the issuances of these securities are exempt under Regulation D and/or
      Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS OT A VOTE OF SECURITES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A). EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
ITEM 6. EXHIBITS

  EXHIBIT INDEX

    EXHIBIT         DESCRIPTION
    NUMBER

    2.1 (1)         Voluntary Share Exchange Agreement by and between HiEnergy
                    Technologies, Inc. and HiEnergy Microdevices, Inc. dated
                    March 22, 2002
    2.2 (5)         Agreement and Plan of Merger dated October 18, 2002 by and between the Registrant and its wholly owned subsidiary,
                    HiEnergy Technologies, Inc., a Delaware corporation
    3.1 (5)         Certificate of Incorporation of HiEnergy Technologies, Inc.,
                    a Delaware corporation, filed on October 17, 2002
    3.2 (5)         Bylaws of HiEnergy Technologies, Inc., a Delaware
                    corporation, adopted on October 18, 2002
    3.3 (10)        Certificate of Elimination of Series A Convertible Preferred
                    Stock
    4.1.1 (5)       Specimen Common Stock Certificate
    4.2 (1)         Form of Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common Stock Investor.
                    See also Exhibit 10.55 Form of Subscription Agreement
                    between the Registrant and each April 2002 Private Placement
                    Common Stock investor.
    4.3 (1)         Form of Amendment No. 1 to Registration Rights Agreement
                    between the Registrant and each April 2002 Private Placement
                    Common Stock Investor
    4.4 (3)         Warrant Certificate issued to Rheal Cote by HiEnergy
                    Technologies, Inc. dated June 3, 2002
    4.4.1 (5)       Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common Stock investor.
                    See also Exhibit 10.24 Form of Subscription Agreement
                    between the Registrant and each June 2002 Private Placement
                    Common Stock investor.
    4.5 (5)         Registration Rights Agreement dated July 12, 2002 between
                    the Registrant and Isaac Yeffet
    4.6 (5)         Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.
    4.7 (5)         Registration Rights Agreement dated October 7, 2002 between the Registrant and Series A Convertible Preferred Stock
                    Investors.
    4.8 (5)         Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to each Series A Convertible Preferred Stock investor
    4.9 (5)         Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement Common Stock
                    Investor
    4.10 (5)        Form of Warrant Certificate issued by the Registrant to each
                    October 2002 Private Placement Common Stock investor
    4.11 (35)       HiEnergy Technologies, Inc. Special Warrant Offer dated
                    December 13, 2005
    10.1 (5)        Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics
    10.1.1 (10)     Addendum to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated July 1,
                    2003
    10.1.2 (16)     Addendum No. 2 to Original Lease Agreement dated August 15,
                    2002, between the Registrant and Del Mar Avionics dated
                    January 1, 2004.
    10.1.3 (16)     Addendum No. 3 to Original Lease Agreement dated August 15,
                    2002, between the Registrant and Del Mar Avionics dated
                    January 20, 2004.
    10.3 (4)        Stock Option Agreement between Isaac Yeffet and HiEnergy
                    Technologies, Inc. dated July 12, 2002
    10.4 (4)        Letter Agreement between H.C. Wainwright & Co., Inc. and
                    HiEnergy Technologies, Inc. dated August 8, 2002
    10.4.1 (3)      Award Contract between HiEnergy Microdevices, Inc. and the
                    U.S. Department of Defense dated February 12, 2002
    10.5 (3)        Employment Agreement between HiEnergy Microdevices, Inc. and
                    Dr. Bogdan C. Maglich dated March 6, 2002*
    10.6 (3)        Assignment and Assumption of Employment Agreement between
                    HiEnergy Technologies, Inc., HiEnergy Microdevices, Inc. and
                    Dr. Bogdan C. Maglich dated July 16, 2002*

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

    10.126 (29)     Independent Contractor Agreement between Metaskill, Inc. and
                    HiEnergy Technologies, dated September 15, 2005.
    10.127 (32)     Form of Senior Convertible Bridge Note and Warrant issued in connection with the sale of restricted shares to various
                    accredited investors.
    10.128 (34)     Secured Convertible Promissory Note issued to First Regional
                    Bank, CFBO Bruce Steinberg Roth IRA dated November 18, 2005.
    10.129 (34)     Warrant to Purchase Shares of Common Stock of HiEnergy
                    Technologies, Inc. dated November 18, 2005 issued to Bruce
                    Steinberg Roth IRA.
    10.130 (34)     Assignment of Accounts Receivable issued by HiEnergy
                    Technologies, Inc. to First Regional Bank, CFBO Bruce
                    Steinberg Roth IRA dated November 18, 2005.
    10.131 (34)     Memorandum of Understanding between Williams-Sterling, Inc.
                    and HiEnergy Technologies dated November 16, 2005.
    10.132 (34)     Reseller Agreement between GTSI Corp. and HiEnergy
                    Technologies, Inc. dated November 18, 2005.
    10.133 + (34)   Cooperative Agreement between Transportation Security
                    Administration and HiEnergy Technologies, Inc. dated
                    September 27, 2004
    10.134 (34)     Addendum No. 4 to Original Lease Agreement dated August 15,
                    2002, between the Registrant and Del Mar Avionics dated
                    October 14, 2005
    10.135 (34)     Placement Agent Agreement between Burnham Hill Partners and
                    HiEnergy Technologies, Inc. dated September 26, 2005.
    10.136*         International Distribution Agreement between HiEnergy
                    Technologies, Inc. and Electronic Equipment Marketing
                    Company (EEMCO) dated July 25, 2003, as amended on August
                    27, 2003.
    10.137*         Award Contract between HiEnergy Microdevices, Inc. and the
                    U.S. Department of Defense dated February 12, 2002 (filed in its entirety)
    10.138*         Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                    HiEnergy Microdevices, Inc. dated March 26, 2002 (filed in its entirety).
    10.139*         Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                    HiEnergy Technologies, Inc. dated November 17, 2003 (filed in its entirety)
    10.140*         Form of Convertible Promissory Note issued to Yocca, Patch &
                    Yocca, LLP and/or Nicholas J. Yocca
    10.141*         Form of Promissory Note issued to Maglich Family Holdings,
                    Inc.
    10.142*         Debt Conversion Agreement with form of Warrant to purchase shares of common stock of HiEnergy Technologies, Inc. dated
                    October 27, 2004 between HiEnergy Technologies, Inc. and
                    Maglich Family Holdings, Inc.
    10.143*         Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                    HiEnergy Technologies, Inc. dated November 17, 2003 (filed in its entirety)
    10.144*         Assignment of Patent Rights by Dr. Kevin Mckinny to HiEnergy
                    Technologies, Inc. dated November 17, 2003 (filed in its
                    entirety)
    10.145*         Teaming Agreement between HiEnergy Technologies, Inc. and
                    Williams-Sterling, Inc. dated effective January 30, 2006
    10.146*         Reseller Agreement between HiEnergy Technologies, Inc. and
                    Williams-Sterling, Inc. dated effective January 30, 2006
    10.147*         Joint Marketing Agreement between HiEnergy Technologies,
                    Inc. and Laseroptronix, AB dated January 15, 2006
    10.148*         Engagement Letter between HiEnergy Technologies, Inc. and
                    Dr. Vladivoj Valkovic dated February 16, 2006
    10.149*         Independent Contractor Agreement between HiEnergy
                    Technologies, Inc. and Radiation Safety Academy dated
                    February 8, 2006
    14.1 (9)        Code of Ethics for Senior Financial Officers of HiEnergy
                    Technologies, Inc.
    16.1 (1)        Letter of Manning Elliott
    21.1 (9)        List of Subsidiaries
    21.2 (26)       List of Subsidiaries
    31.1*           Certification of Chief Executive Officer and Treasurer
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1*           Certification of Chief Executive Officer and Treasurer
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(34) Filed on December 16, 2005 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended October 31, 2005 and incorporated herein by reference.

(35) Filed on January 3, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated December 23, 2005 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIENERGY TECHNOLOGIES, INC.

Date: March 22, 2006                 By:  /s/ Roger W.A. Spillmann
      --------------                     -----------------------------------
                                             Roger W.A. Spillmann,
                                             Chief Executive Officer, President,
                                             and Treasurer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)