Form 10KSB
period 2006-04-30
HIENERGY TECHNOLOGIES INC
filed 2006-09-15
CIK 1112424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)
               /X/ Annual report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2006
                                       OR
             / / Transition report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the transition Period from ________ to __________

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

As of July 31, 2006, representing the last business day of the registrant's most recently completed fiscal quarter, the registrant had 67,693,936 shares of Common Stock outstanding and 211.64 shares of Series B Convertible Preferred Stock outstanding, and the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $18.8 million (based on the closing price of $0.31 on that day). For purposes of this calculation, voting stock held by directors and executive officers of the registrant and stockholders holding 5% or more of the registrant's outstanding common stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the registrant.

On September 15, 2006, there were 68,658,751 shares of the registrant's common stock outstanding and 219.64 shares of Series B Convertible Preferred Stock outstanding.

Documents incorporated by reference: None.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES / / NO /X/

                           HIENERGY TECHNOLOGIES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2006

                                                                                                                        PAGE
PART I

Item 1              Description of Business                                                                             2
Item 2              Description of Property                                                                             34
Item 3              Legal Proceedings                                                                                   34
Item 4              Submission of Matters to a Vote of Security Holders                                                 37

PART II

Item 5              Market for Common Equity and Related Stockholder Matters                                            52
Item 6              Management's Discussion and Analysis and Plan of Operation                                          57
Item 7              Financial Statements                                                                                70
Item 8              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                111
Item 8a             Controls and Procedures                                                                             111

PART III

Item 9              Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of      112
                    the Exchange Act
Item 10             Executive Compensation                                                                              119
Item 11             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters      123
Item 12             Certain Relationships and Related Transactions                                                      126
Item 13             Exhibits and Reports of Form 8-K                                                                    128
Item 14             Principal Accountant Fees and Services                                                              137

                    SIGNATURES                                                                                          138

PART I

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, comprised of HiEnergy Defense, Inc., HiEnergy Europe, Ltd, HiEnergy Mfg Company, HiEnergy International, Inc. and HiEnergy Leasing, Inc.

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

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect our business, operations, financial condition and future prospects, which are found under the heading Risk Factors later in this Report.

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

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in customer spending patterns; changes in customer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slowdowns by unions affecting businesses which have an impact our ability to conduct our own business operations.


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

ITEM 1. BUSINESS

A Glossary of Scientific Terms has been included for the convenience of our readers, in order to help provide a better understanding of our business located at the end of Item 1 of this Report.

OVERVIEW

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company and creator of the world's first "stoichiometric" diagnostic devices that can effectively decipher chemical compositions of unknown substances, without human intervention. Traditionally, the practical determination of the chemical formula for a substance could only be accomplished invasively, through analytic chemistry, where the substance must be physically subjected to a series of complex tests involving chemicals, test tubes and a multitude of instruments.

Our AtometerTM detectors incorporate a proprietary interrogation process that activates a selected target with high energy neutrons, causing the contents to emit gamma rays of varying energies, which are then decoded, with the use of proprietary algorithms, to determine with a high level of confidence, the chemical composition of the targeted substance. To our knowledge, our AtometerTM detectors are the only commercially available devices with this "stoichiometric" capability and therefore we believe are uniquely positioned in the marketplace.

Since inception, we have primarily focused on the research, development and commercialization of AtometerTM explosives detectors for the homeland security and defense markets. Our AtometerTM explosives detectors can non-invasively and remotely detect and confirm, through metal or other barriers, the presence of explosives in an object, with a probability of detection of greater than 97% and "false positive" and "false negative" rates of 3%. Further, they have demonstrated the capability to detect hidden explosives, irrespective of shape or form, solid or liquid. In numerous studies, we have also been able to detect other select combustibles, biological agents, and illicit substances, such as narcotics.

Currently, we are focused on the commercialization and sale of the following AtometerTM detectors:

o SIEGMATM 3E3 and 3M3 - portable, suitcase-borne systems for the remote detection and confirmation of home-made bombs, also known as Improvised Explosive Devices or "IEDs" and uniquely addressing the significant problems posed by unattended or suspicious packages.

o CarBomb FinderTM 3C4 - vehicle-borne system for the detection and confirmation of car bombs, in which the sensors are deployed from the vehicle at the end of a mechanical arm and placed in proximity to the target.

o CarBomb FinderTM 3C5 - in-ground vehicle screening system for the detection and identification of car bombs at checkpoints and chokepoints, developed in response to the high demand for critical infrastructure protection and improved perimeter defense.

o STARRAYTM - all-terrain robot-borne detector for the stand-off detection of unexploded ordnance, landmines and IEDs, which can also be configured and integrated in various robotic and remote-vehicle platforms.

We have been marketing our initial AtometerTM detectors globally to governmental and private entities, including the military. We are also negotiating licenses for the distribution of our devices with various industry partners. To date, however, we have yet to generate meaningful revenues from the sale of our products or licensing of our technologies and have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary "stoichiometric" sensor devices and underlying technologies. Although a portion of this research and development has been developed through funding from the Government, most of our research related work is funded internally in order to capture full intellectual property rights from any inventions or processes that may arise.

We expect to continue the research and development of applications of our technologies and their further exploitation, both internally and through collaboration with third parties. In order to capitalize on the commercial opportunities that have been identified for our AtometerTM detectors, we will need to continue to pursue intensive research and development initiatives and advance our AtometerTM detector system designs to provide more rapid and precise detection and analytical capabilities and improve their reliability in the field. Historically, we have developed prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of our core technology, including a cooperative development agreement with the U.S. Transportation Security Administration to produce a proof of concept incorporating our SuperSenzorTM technology into a next-generation baggage screening system. While we expect to continue to pursue and receive additional research and development funds through these agencies, we also have independently funded our research, such as the use of our AtometerTM detectors for medical diagnostics and other industrial applications.

Our mailing address and executive offices are located at 1601-B Alton Parkway, Irvine, California 92606. Our telephone number is (949) 757-0855. Our corporate website is www.hienergyinc.com. Information contained on our website is not to be considered part of this Annual Report on Form 10-KSB.


BACKGROUND

HiEnergy was originally incorporated under the laws of the State of Washington on March 22, 2000 under the name SLW Enterprises Inc. ("SLW") and was redomiciled on October 22, 2002 as a Delaware corporation. SLW's operations and business which had focused on the sale of nutritional supplements ceased in 2001.

On April 25, 2002, SLW Enterprises, Inc., which was then a "public shell company", was taken over by the stockholders of HiEnergy Microdevices, Inc. ("Microdevices"), in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including its founder Dr. Bogdan C. Maglich, obtained the right to receive up to 64% of SLW Enterprises, Inc. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, and Microdevices became our majority-owned subsidiary.

Microdevices was originally formed in Delaware in 1995, and was the vehicle through which our "stoichiometric" technology, or AtometryTM, was initially developed by Dr. Maglich. Following the reverse-takeover, Microdevices and Dr. Maglich assigned all rights, titles and interests in and to our two then existing patents to us, which assignment was recorded at the USPTO on November 24, 2003. Effective April 26, 2002, the existing members of the Microdevices' board of directors became members of our Board of Directors, and the executive officers of SLW were replaced by executive officers of Microdevices, other than Barry Alter, who remained our President and CEO until September 25, 2002, and a director through March 7, 2003. On October 22, 2002, HiEnergy Technologies was redomiciled as a Delaware corporation.

On January 25, 2005, we completed a short form merger to acquire the remaining outstanding stock of Microdevices and issued 452,029 shares of common stock to Microdevices stockholders on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange). With the completion of the short-form merger, we assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date. Additionally, we may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

At present, we have five wholly-owned subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International Co., HiEnergy Europe, Ltd., and HiEnergy Leasing Co. HiEnergy Defense, Inc. was incorporated under the laws of the State of Delaware in July 2003 to focus on marketing military and defense applications of our technology within the Washington D.C. area from its office in Alexandria, Virginia. HiEnergy Europe Ltd. was incorporated under the laws of the State of Delaware in March 2004 and is presently not operating, but will focus on marketing our technology throughout the European Union. HiEnergy Mfg Company was incorporated under the laws of the State of Delaware in March 2005 and formed for the purpose of creating a separate entity for the manufacturing and assembly of our devices. HiEnergy International Co. was incorporated under the laws of the State of Delaware in July 2005 and was formed for the purpose of creating a separate entity for the sales and servicing of our devices overseas, excluding Europe, and primarily the Middle East and Africa. HiEnergy Leasing Co. was incorporated under the laws of the State of Delaware in August 2005 and formed for the purpose of creating a business entity to establish and administrate an equipment lease finance and equipment rental operations.

Our common shares currently trade on the National Association of Securities Dealers ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "HIETE". Prior to August 19, 2006, our shares were traded on the OTCBB under the symbol "HIET". Upon receipt by the NASD of notification that HiEnergy Technologies has complied with its reporting requirements, the "E" is expected to be removed and our trading symbol reverted to "HIET".

RECENT EVENTS

RESTRUCTURING AND CHANGES IN MANAGEMENT

Since February 2006, we have implemented a restructuring plan and have made significant changes to our management and operations with the objective of transforming our organization in order to make it scalable for anticipated growth.

On February 17, 2006, as reported on a Form 8-K filed by the Company on February 24, 2006, our Board of Directors took the following actions: (i) the removal or suspension of Dr. Maglich from his duties as Chief Executive Officer, Chairman, Chief Scientific Officer and Treasurer; (ii) the election of our then President and Chief Operating Officer, Roger Spillmann, as our new Chief Executive Officer; (iii) the appointment of Directors William A. Nitze and Peter Le Beau as Interim Chairman and Vice Chairman of the Board of Directors, respectively; and (iv) the appointment of Mr. Spillmann and William J. Lacey, Jr., President of HiEnergy Defense, as Directors to fill vacancies on our Board.

Subsequently, on April 18, 2006, Dr. Maglich was terminated from his positions as our Chairman and Chief Scientific Officer for cause under his employment agreement. Dr. Maglich currently continues to serve as a Director. Further, on June 21, 2006, as reported on a Form 8-K dated June 27, 2006, Harb Al-Zuhair, who had served as a member of our Board since inception, tendered his resignation as a Director. At the time of his resignation, Mr. Al-Zuhair also was serving as a member of the Board's Compensation and Finance Committees and consequently resigned these posts. Following these changes and additions to the Board of Directors, we currently have six members on the Board: David R. Baker, Peter J. Le Beau, William J. Lacey, Jr., Bogdan C. Maglich, William A. Nitze and Roger W.A. Spillmann.

In April 2006, we appointed a new Chief Scientist, Dr. Alex Vaucher, who at the direction of management, has restructured the scientific department with a view to correcting deficiencies and is putting into place new policies and procedures to better direct and incorporate all of our scientific assets. These include:
(i) implementation of standardized hardware and software development processes;
(ii) establishment of safeguards for the incorporation and protection of our intellectual property, including documentation and custody of all scientific assets; (iii) pursuit and prosecution of current patent applications and the filing of additional patents with greater relevancy to current and prospective products; (iv) creation of parallel redundancies in key programs and research to eliminate over reliance on key staff and allow for better transitioning of research programs; (v) employment of advanced project management, incident tracking and reporting between field technicians and research and engineering personnel for more effective product development and support; and (vii) creation and expansion of a better framework for future research and development, including return-on-investment modeling and technology road-mapping.

Following the changes in our management in February 2006, we have taken immediate and deliberate steps to enhance our operations, improve cost efficiencies and advance our transition from a research and development company to a commercial manufacturing and sales organization. We have instituted new fiscal planning, budgeting and auditing structures, and have significantly reduced expenses, including personnel and other operating costs. Further, we have reorganized our internal governance and improved internal controls by distributing budgetary responsibility across four departments consisting of (i) Administration, which includes accounting, human resources and legal, (ii) Sales and Marketing, (iii) Research and Development, and (iv) Integrated Product Engineering and Manufacturing.

We have also instituted new capital prioritization strategies to improve capital utilization and distribution across the entire organization. We have eliminated expenditures on non-core activities in order to maximize our ability to exploit those core industries and geographic markets which offer the most compelling market and revenue growth opportunities, and for which we believe we have differentiated technologies and expertise. We are currently focusing a majority of our assets and resources on the development, sales and marketing, and support of our devices with priority to the domestic market. Accordingly, we have limited our overseas activities and initiatives, except for marketing through select resellers, until such time as we can leverage our financial and developmental capabilities through strategic partnerships with foreign sponsors, or can generate sufficient sales revenues to fund foreign operations.

Lastly, we are implementing a new results-driven business plan that aims to build and maintain a customer base and develop multiple sources of revenue including (i) equipment sales; (ii) extended multi-year service contracts and warranties; (iii) radiation safety training, licensing and consulting; (iv) technology licensing fees and joint venture investment income; (vi) research contracts, co-development funding and grants; (vii) integration services and reseller fees from non-proprietary products licensed from third parties, and
(viii) lease financing and equipment rental income.

To further this initiative, we have created an organized and centralized lead tracking system which provides accurate and credible sales management and forecasting to allow our management to properly align expenses with revenue growth, allocate resources, and rapidly identify shifts in customer demand, market trends and other industry developments.

During the remainder of fiscal year 2007 and going forward, our new corporate strategy focuses on the following principal objectives:

o Optimize product design and engineering and allow for the easiest production, fastest assembly, best quality, highest reliability, and the shortest time to market of our systems;

o Secure strategic partners in our industry who have established product lines and distribution channels, allowing for more efficient access to our targeted markets and leveraged sales efforts;

o Maintain a leadership position in nuclear-based diagnostics and further development of competitive products incorporating our core technologies and other leading-edge technologies, which provide vale-added solutions for large and sustainable markets;

o Aggressively pursue revenue generation and fund working capital from pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures;

o Achieve efficiencies throughout the commercialization process from prototype development to commercial production and better position our technology for strategic partnerships and cooperative developments for other industry applications; and

o Continue to improve operational efficiency, maintain expense controls and implement the business practices, management philosophies and technology tools necessary to position ourselves best for revenue growth and organizational expansion.

OUR DEVICES

SIEGMATM 3E3 AND 3M3

The SIEGMATM 3E3 and 3M3 are suitcase-borne AtometerTM detectors designed primarily for the remote detection and identification of terrorist homemade bombs, or Improvised Explosive Devices (IEDs), and uniquely address the significant problems posed by unattended or suspicious packages or bags. Notably, IEDs are unconventional in delivery, often inaccessible by vehicle-borne systems, and contain non-standard mixtures that generally require accurate chemical identification not obtainable with other detectors currently in the marketplace.

The SIEGMATM 3E3 system, including self-contained and rechargeable power supply, weighs about 100 lbs and is housed completely within a single aluminum case with wheels. The mobility of the SIEGMATM 3E3 offers advantages for the detection of suspicious objects that are inaccessible by vehicle-borne systems. The system is operated remotely via a fiber optic connection to a portable or handheld computer and employs our proprietary InterrogatorTM software and analytics which has an intuitive graphical user interface (GUI) designed to be user-friendly and allow for operation without extensive training.

The SIEGMATM 3M3 system features a two-piece, modular design which provides for more efficient weight distribution as well as a lower weight per unit for greater portability and ease of handling for the operator. SIEGMATM 3M3 also features a parallel system architecture designed for improved system stability and lower routine maintenance time and servicing requirements. Like the 3E3, the SIEGMATM 3M3 is also operated remotely via a fiber optic connection to a portable or handheld computer and employs our proprietary InterrogatorTM software and analytics and intuitive GUI.

We are currently marketing the SIEGMATM systems in the United States to federal, state, and local governmental agencies and private entities and through select resellers overseas in Europe, Asia and the Middle East.

The SIEGMATM systems are ideally suited for:

o        Private & public transportation systems                              o        Bomb squads
o        Airports and customs                                                 o        Military applications
o        Private event security (sports venues and other events)              o        Gov't and high security facility protection


In May 2005, we entered into an Equipment Sales Agreement with Southeastern Pennsylvania Transportation Authority (SEPTA) in connection with the purchase of two SIEGMATM 3E3 systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, we received a purchase order from the Commonwealth of Pennsylvania in the amount of $603,104, and in September 2005, we received a down payment in the amount of $375,581, and payment of the balance in January 2006.

Both SIEGMATM systems ordered by SEPTA completed factory acceptance testing and were delivered for six-month field testing under a cooperative sales program, which was structured to allow us to work with SEPTA in making general improvements to the hardware and software necessary so that the detectors complement SEPTA's existing operational and technical capabilities. Further, the cooperative sales program with SEPTA was intended to accelerate our in-field assessment of our explosive detection systems for user operability, reliability and stability and has provided us with critical feedback and suggested design improvements based on specific operational needs which may advance the development of future AtometerTM devices. Pursuant to the terms of the Equipment Sales Agreement, as of the date of this Report, SEPTA upgraded one SIEGMATM 3E3 system to our new SIEGMATM 3M3, which completed factory acceptance testing and was shipped to SEPTA for field testing.

To date, we have provided SEPTA's designated personnel with comprehensive radiation safety training and certification. Deployment of the devices by SEPTA has been limited due to delays in licensing. We have been working closely with SEPTA to secure its operator's license, which approval is anticipated by year end.

All payments received from the Commonwealth of Pennsylvania against the SEPTA purchase order have been recorded as deposits until the later of completion of field testing or the date SEPTA is issued the appropriate operator's license by the U.S. Nuclear Regulatory Commission (NRC) and/or the appropriate regulatory State body, which is expected to occur in the current quarter.

CARBOMB FINDERTM 3C4 and 3C5

Early prototype development from 2002 to 2004 included the creation of an AtometerTM device to detect bombs in vehicles, the CarBomb FinderTM. The device was developed specifically to identify vehicles packed with nitrogen-based and chlorine-potassium-based concealed explosives with the intent of using the vehicle itself as a bomb. With many advancements made to this prototype as well as our core technologies, we are now on the fourth generation of this device and are advancing the commercialization of the CarBomb FinderTM 3C4, and CarBomb FinderTM 3C5.

The CarBomb FinderTM 3C4 is a vehicle-borne AtometerTM detector designed for the detection and identification of car bombs. The CarBomb FinderTM 3C4 is operated from a console in the command and control van which allows remote operation and system diagnostics. The system's sensors are deployed from the vehicle at the end of a mechanical arm and placed in proximity to the target.

In July 15, 2005, we executed a Time and Material Subcontract with Integrated Concepts & Research Corporation (ICRC) of Alexandria, VA. The subcontract was awarded as part of ICRC's Prime Contract with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM), under which we will deliver one CarBomb FinderTM 3C4 head unit and provide the engineering and technical support necessary for its integration with the SmarTruck II Multi-Mission Vehicle. In early 2006, ICRC requested an extension under the subcontract and at present the finished prototype is expected to be completed and field tested by the U.S. Army and D.C. Capitol Hill Police by year end, subject to additional funding. Original funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005.

The CarBomb FinderTM 3C5 is our most recent AtometerTM detector incorporating the same core technologies as the CarBomb FinderTM 3C4. The CarBomb FinderTM 3C5 is an in-ground system that inspects the compartments of a car and other vehicles from a stationary position below the level of the vehicles. The design of the CarBomb FinderTM 3C5 provides for greater range as to the type of vehicles it can scan and a higher throughput than the CarBomb FinderTM 3C4. It is designed for static operation at checkpoints and chokepoints to provide infrastructure protection and perimeter security at government installations, military bases, power plants, refineries, critical infrastructure, such as bridges and tunnels, and high traffic public areas, including airports, buildings, and parking structures.

We are currently marketing the CarBomb FinderTM systems in the United States to federal, state, and local governmental agencies and private entities, including the U.S. military, and through select resellers overseas in Europe, Asia and the Middle East. We believe that the CarBomb FinderTM devices will prove to be of particular interest in regions that experience a higher than normal incidence of car bombings. These regions include many countries in the Middle East and the Indian subcontinent, Spain, Columbia and Indonesia, as well as U.S military installations located in these and other regions.

STARRAYTM

The STARRAYTM shares the same core technology platform as the suitcase-borne SIEGMATM 3M3. Bolstered by successful prototype testing, including two weeks of extensive open-air live blind tests conducted with the U.S. Army in October 2005, and strong interest from the homeland security marketplace, in April 2006 we approved STARRAYTM to become a new product line.

The STARRAYTM is our robot-borne AtometerTM detector which has been designed to quickly cover rough terrain, climb stairs, clear obstacles and cross ditches in variable weather and temperature conditions. It provides stand-off and remote detection of unexploded ordnance, landmines and home-made bombs, or Improvised Explosive Devices (IEDs), and can be configured for and integrated in various robotic and remote-vehicle platforms. The current configuration is integrated with the Andros Mark V robotic remote vehicle, which is manufactured by Remotec (Northrop Grumman) and currently in use by many bomb squads and military personnel in the U.S. and overseas.

We intend to market the STARRAYTM to the U.S. Department of Defense, which has allocated more than $3.3 billion in the fight against IEDs, which has been the biggest killer of U.S. troops in Iraq, and to our nation's first responder community, which includes state and local police departments / bomb squads and other law enforcement entities within the United States.

In October 2005, the U.S. Army selected our white paper on the STARRAYTM robot-borne detector of IEDs and landmines for submission of a full proposal, and in December 2005, $1 million was appropriated for "stoichiometric" explosive detection systems with the U.S. Army under Program Element 0602712A. Although we expect these funds to be released for delivery of our robot-borne detector, and have confirmed the availability of these funds as of the date of this report, we can provide no assurance that these funds will be released, and if so, when.

In March 2006, the U.S. Army informed us by letter that a distinct proposal for our STARRAYTM robot-borne detector submitted under BAA W909MY-04-R-0024 had been determined "selectable" for funding. Currently, no formal award has been made and funding of the proposal per the U.S. Army is pending the availability of funds. As of the date of this report, we can provide no assurance that an award will be made, and if so, when.

EQUIPMENT TACTICAL ASSISTANCE PROGRAM (ETAP)

In December 2005, we launched a new comprehensive program, the Equipment Technical Assistance Program (ETAP) which was launched as part of our long-term commitment to provide uncompromising aftermarket servicing for our systems. ETAP is an integrated suite of services available in one-year increments to buyers of our AtometerTM detectors and includes hands-on equipment and operator training, local equipment support, including calibration, maintenance and servicing, and radiation safety certification and licensing. ETAP, which does not include extended warranties or upgrades, is expected to be our principal source of aftermarket revenues which would be generated through multi-year contracts.

Under ETAP, aftermarket equipment servicing, including the installation, repair and preventative maintenance for all current and future products to be sold and deployed by us in the United States, is provided by Siemens Maintenance Services, LLC., a subsidiary of Siemens A.G., as an exclusive service provider. Radiation licensing, certification, training and auditing services are provided through a strategic partnership with Radiation Safety Academy of Gaithersburg, Maryland, a leading radiation safety and license management consultancy.

On May 30, 2006, we received a purchase order in the amount of $200,000 from Southeastern Pennsylvania Transportation Authority (SEPTA) for a four-year extension of equipment maintenance, service and support, and radiation safety certification, certification and licensing for two SIEGMATM systems delivered to SEPTA under our ETAP program. In August 2006, we received full payment from the Commonwealth of Pennsylvania against the purchase order in the amount of $200,000, which as deferred revenue will be earned and recorded as revenue on a straight-line basis over the period of the contracts.

OUR MARKETS

We believe that AtometryTM and the other stoichiometric technologies we are developing have broad industrial applications. However, due to our limited size and availability of resources, to date we have limited our prototype development and product commercialization efforts to address the needs of two potential principal markets: (i) the security and counter-terrorism market, and (ii) the chemical and petrochemical industry control market.

Within the security and counter-terrorism market, we have focused our product development efforts primarily in the field of explosive detection with solutions for critical security applications including explosives ordnance disposal, car bomb detection, airport and transit screening, customs and border protection, facility protection and military defense. Our largest geographical market for our products is within the continental U.S., which if segmented by user, comprises more than 450 state and local police departments / bomb squads, 440 major airports and 580 mass-transit agencies, as well as U.S Customs inspection sites at more than 300 ports of entry.

Explosive detection is generally governmental in nature and the majority of these potential customers for our products in the U.S. are dependent on local, state and federal government funds as well as grants awarded by the U.S. Department of Homeland Security (DHS), the U.S. Department of Transportation
(DOT), and the U.S. Department of Defense (DoD). Since 9/11, over $170.5 billion has been provided in funds by the federal Government solely to DHS to fund security initiatives and administration. DHS funds and grants to purchase explosives detection equipment are distributed through the Transportation Security Administration, the Office of State & Local Government Coordination and Preparedness, the Office for Domestic Preparedness, and the U.S. Customs and Border Protection.

Over the same period, the DoD has spent over $69 billion on research, development, testing and evaluation to modernize and reshape the face of national security, and has allocated $3.3 Billion to the Joint IED Task Force whose sole mission is to combat the risk posed by improvised explosive devices including roadside bombs. As to the DOT, the fiscal year 2006 budget includes nearly $14 billion to build more secure infrastructure and deploy technology that increases safety of the U.S. airports through the Federal Aviation Administration.

Funding for homeland security is expected to continue to increase in the forthcoming fiscal year as new legislative measures have been recently proposed and/or enacted which provide direct appropriations in addition to departmental budgets. In May 2006, the U.S. House of Representatives passed a Port Security Bill to provide an additional $7.4 billion in funds for port security inspections, nuclear weapons screening and the development of automated cargo screening, with more than $400 million annually in grant money dedicated to port security technology development. Furthermore, in May 2006, two broad authorization bills, the Public Transportation Terrorism Prevention Act of 2006 and the Rail Security Act of 2006, were introduced to provide an additional $3.5 billion for capital security improvements to protect the public transportation and transit systems used by 14 million people in the U.S. each work day, which include subways, metros, light rail, commuter rail, buses and ferries.

The commercial courier, private transportation, and private security services sectors also have a demonstrated need for our technology. Private security contracting (security personnel) is approximately a $13 billion industry in the U.S. with 11,000 to 15,000 companies employing some 1.2 million contract security officers (guards). Private security companies are responsible for protecting 85% of the majority of the critical infrastructure within the United States. These include local, state and federal government facilities, office buildings, commercial centers, stadiums, recreational sites, and resorts, as well as high risk sites such as the more than 100 nuclear power plants and 200 petroleum refineries and liquefied natural gas facilities in the United States.

Applications in the chemical and petrochemical industry control market include detection of fissures and erosion in the ceramic liners of oil cracking tanks, as well as industrial contamination identification and control, industrial quality control (i.e., detecting impurities in oil, gas or gemstones) and food and beverage product control. Our initial marketing activities and anticipated sales to the chemical and petrochemical market will be in these sectors.


SALES AND MARKETING

In order to build market penetration and share, and achieve product branding and acceptance, we have formulated and are now executing a strategic sales and marketing plan. This plan includes the direct sale of our products through our own sales and marketing team, as well as indirect sales through independent sales representatives or through licensing arrangements and joint ventures, as well as the building of a multi-channel sales organization.

To date, we have established numerous outside sales and marketing alliances, with outside sales representatives, industry partners, and potential system integrators. We are also actively seeking strategic partners in our industry that have established product lines and distribution channels, allowing for more efficient access to our targeted markets and leveraged sales efforts. We believe that establishing and maintaining an external sales organization comprised of select value-added dealers and distributors, channel partners, system integrators, and operators will enable us to exploit target markets customers in a competitive manner and overcome certain restrictions imposed by our limited manpower and resources.

In November 2005, we entered into an agreement with GTSI Corp., a leading government technology solutions provider and integrator, to market and resell our SIEGMATM systems to federal, state, and local government customers in the U.S. and worldwide. GTSI maintains a comprehensive collection of government purchasing contracts with sales exceeding $1 billion in 2004 and is the exclusive IT solutions provider under the U.S. Communities Program. The agreement is expected to allow us to participate in existing contract vehicles held by GTSI Corp., which is expected to make it easier for participating public safety agencies to purchase our products and services and provide more flexible financing options.

In January 2006, we entered into a teaming agreement and reseller agreement with Williams-Sterling, Inc. (WSI), a leading service disabled veteran owned small business (SDVOSB), under which we will jointly introduce and implement our AtometerTM explosive detectors, including the SIEGMATM, CarBomb FinderTM and STARRAYTM systems and other future homeland security solutions to select federal agencies. WSI provides systems integration, engineering consulting, and financial services to governmental customers and industry. We expect to capitalize on WSI's special designation and draw business from the 3% set-aside for small business concerns owned and controlled by service-disabled veterans as mandated by Executive Order 13360 issued by President Bush on December 12, 2004.

In February 2006, the Board of Directors approved the formation of a Business Advisory Board to help management through the exchange of ideas related to business opportunities, current industry challenges, and best practices. We are currently assembling a team of global experts from within the homeland security industry as well as other business and legal leaders, who will help us to define new applications for our security products, advance the sale of our products, and provide valuable guidance as to domestic and international activities. Current members include Mr. Isaac Yeffet, the former Director of Global Security at El Al Israel Airlines and a leading expert in aviation and homeland security, and Mr. Freddie Bay, a veteran Asia-Pacific business consultant and senior technology executive with AT&T GIS, Andersen Consulting and Singapore Technologies.

In July 2006, the Company and Ingersoll Rand Security Technologies agreed to list our products on its Series 84 Integrated Security Schedule with the GSA, a centralized federal procurement and property management agency created by the U.S. Congress to improve government efficiency and help federal agencies better serve the public. Ingersoll Rand and the Company intend to jointly market and sell our SIEGMATM systems to governmental agencies, the military and other customers in complement to Ingersoll Rand's own security offerings. Through Ingersoll Rand we expect to make our products available on a pre-approved basis to all federal agencies, including DoD customers. Ingersoll Rand has established sales channels and customer relations with nearly every DoD installation and federal agency, as well as 98 of the nation's 103 nuclear power facilities and over 75 airports worldwide. In addition to numerous manufacturing and assembly locations, Ingersoll Rand's security unit maintains 25 service and supply centers and 45 integration centers across the country to provide customer and account support.

While the above agreements evidence the willingness and desire of the respective parties to work collaboratively on the sale and marketing of our products, and implementation generally, readers are cautioned there can be no assurance that our entry into the agreements will result in any business, revenues or other tangible benefits for us at any time.

We are also focused on supplementing direct sales through established industry associations. Through these affiliations and active participation in key policy committees, we aim to promote the understanding and use of our systems and technologies across a broad range of industries. To date, we have joined the following professional associations whose membership and audience comprise the core clientele to whom we are marketing:

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

We have further incorporated various sales subsidiaries, HiEnergy Defense, Inc., HiEnergy Europe, Ltd., and HiEnergy International, Inc., some of which are currently active in regional and industry specific sales programs, such as HiEnergy Defense, Inc., which is charged with the sales and marketing of our products and technologies to the U.S. Department of Defense, the U.S military and affiliated agencies, as well as securing of defense related appropriations and funding initiatives. Through HiEnergy Defense, we also maintain ongoing relationships with well-known and qualified Washington, D.C. based government relations firms and agents. In August 2006, we entered into an agreement with Ball, Janik LLP to manage our interface with our Government customers and Congressional funding counterparts, as well as work with us to identify federal opportunities.

To further the above initiatives and manage our multi-channel marketing and sales operation in the most effective manner, as of April 2006 we have put into operation a centralized electronic sales management and lead tracking system. The system allows management to properly organize and deploy sales personnel and collateral, allocate resources, align expenses with revenue growth, provide accurate and credible forecasting, and rapidly identify shifts in customer demand, market trends and other industry developments.

MARKETING ACTIVITIES

Although there are a broad range of potential applications and markets for our AtometerTM detectors and stoichiometric technologies, we are currently focusing the majority of our sales and marketing efforts on the promotion of our SIEGMA TM systems, designed primarily for the detection of terrorist homemade bombs, or Improvised Explosive Devices (IEDs).

To date, we have received strong interest for the SIEGMATM from the transportation industry, specifically mass-transit authorities and airport operators, due to its mobility and ability to quickly and safely interrogate unattended packages, while eliminating or substantially reducing false alarms that otherwise paralyze subway systems, train stations, airports and buildings. Because of the ability of our systems to accurately determine explosive from non-explosive packages, and significantly reduce or eliminate unnecessary interruptions to operations which can cause significant economic losses, we believe our products offer a compelling return on investment to transit and airport operators.

We are also marketing our CarBomb FinderTM systems for car bomb detection. With the advent of the increasing requirement for perimeter defense for military and high security installations, buildings and high traffic public areas, and other critical infrastructure, such as bridges, tunnels and major chokepoints, we are accelerating commercialization of our newest prototype, the CarBomb FinderTM 3C5, an in-ground system that inspects at a high throughput the compartments of a car and other vehicles from a stationary position below the level of the vehicles. If we are successful in launching these as commercial products, then our next areas of prototype and product development will most likely be in the area of baggage and cargo screening, illicit drug and biological agent detection, as well as medical diagnostics.

In May 2004, we hired a full time sales and marketing director to work with management to develop and implement a sales strategy to target and exploit the most lucrative markets, build and administer a multi-level sales organization, and advance and extend our overall position within the commercial security and defense marketplace as an industry innovator. Since 2004, we have been actively demonstrating our various prototypes and system configurations domestically and abroad, in order to effectively gain a clear understanding of the trends and needs of the law enforcement, security, and counter-terrorism industries, and acquiring valuable feedback to the technology applications which we are commercializing and bringing to market.

In February 2005, we commenced a marketing campaign with the assistance of outside sales representatives for the domestic marketing of our SIEGMATM 3E3, which has been showcased for a variety of government, military and state & local law enforcement personnel at our test facility located at our corporate offices in Irvine, California, and at numerous industry/trade security and defense exhibitions sponsored and held at various locations around the United States.

Since February 2005, we have held numerous exhibitions and demonstrations in line with our domestic sales and marketing plan including:

      o Exclusive showcase for more than 32 federal, state, and local homeland security professionals on March 30, 2005 at the U.S. Marine Corps Base at Quantico, Virginia, hosted by the FBI and the Washington, D.C. Metropolitan Police Bomb Squad (live blind tests);

      o Force Protection Equipment Demonstration V (FPED V), held from April 26-28, 2005 at the Quantico Marine Corp Base, Virginia;

      o Exclusive showcase for more than 25 counter-terrorism professionals on May 17, 2005 at the Tactical Training Facilities of the New York Police Department Bomb Squad in Rodman's Neck, New York (live blind tests);

      o Exclusive showcase for more than 30 counter-terrorism and homeland security professionals from Southern California on June 8, 2005 at the Orange County Sheriffs Office, in Santa Ana, California (live blind tests);

      o Exclusive showcase for more than 30 counter-terrorism and homeland security professionals from the greater San Francisco Bay Area on June 13, 2005 at the Alameda County Sheriffs Office - Office of Emergency Services in Dublin, California (live blind tests);

      o 33rd Annual International Association of Bomb Technicians and Investigators (IABTI), International In-Service Training Conference, "Countering Terrorism: Civilian & Military Members in Unison," from June 19-23, 2005 in Palm Desert, California (live tests);

      o Exclusive showcase for more than 15 counter-terrorism and homeland security professionals from the San Diego, California area on July 13, 2005 at the San Diego County Regional Airport (live blind tests);

      o Exclusive showcase for more than 25 counter-terrorism and homeland security professionals from the greater Houston, Texas Area at the Houston Metro Transit Police Headquarters on August 16, 2005 (live blind tests);

      o Exclusive showcase for more than 20 counter-terrorism professionals from the Greater Phoenix Area at Phoenix Sky Harbor International Airport on August 23, 2005 (live blind tests);

      o Exclusive showcase for more than 35 representatives from 15 leading homeland security and counter-terrorism agencies from the Greater Washington D.C. - Capitol area at the Arlington (Virginia) County Bomb Squad on January 9, 2006; and

      o Exclusive showcase for Amtrak officials from the Corporate Security, Assessment and Planning Division of Amtrak in Philadelphia, PA on March 2, 2006.

Our ability to participate at other similar demonstrations in the future depends upon our ability to obtain the capital and other resources to support these efforts, which entail the transport of specialized equipment and a team of approximately 4 technical and business persons to the test location.

In June 2005, in order to be able to complete the commercialization cycle, we determined it necessary to field test the first class of our products and developed a strategic customization and integration program. The cooperative initiative is intended to accelerate our in-field assessment of an initial limited introduction of 5 to 10 units of the SIEGMATM 3E3 system and our InterrogatorTM software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. During the remainder of fiscal 2007, we will continue to offer this program to early adopters within the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of federal state, municipal and local agencies, as well as airports and transit authorities around the United States. The program is expected to stimulate sales by allowing us to bring our first commercial product to market more effectively and efficiently, while providing us an opportunity to further test our aftermarket service capabilities.

In April 2006, we launched a strategic marketing initiative focused on the sale of our SIEGMATM systems to the private security services market, in which we intend to with leading regional and national private security services providers to lease and deploy our detectors and offer private security customers superior incident and threat management. Due to its ability to quickly and definitively determine the presence of explosives in unattended or suspicious packages, our products can eliminate or substantially reduce costly false alarms. In the case of high profile events managed by private security companies, such as the approximate 5,200 major league sporting events held each year, for example, this can result in fewer interruptions and evacuations, which translates into a compelling return on investment to venue operators and promoters alike. We believe by approaching the growing private security market in parallel with the homeland security market, we can achieve a positive balance between government and private sector business and improve our prospects for growth by reducing our dependence on the governmental customers, which are affected by long-sales cycles.

Due in part to the relative shortage of federal funding for security improvements in the public transportation sector, as well as to make the SIEGMA(TM) system widely available and affordable to our customers, we also created new and affordable commercial and municipal lease options. Under our leasing programs, customers and/or users can lease purchase a SIEGMA(TM) system for under $6,000 per month and benefit from special provisions including early prepayment and purchase with no penalties, cancellation for non-appropriation of funds, and a technology upgrade feature which allows the cost of future upgrades or services to be added and re-factored into a new payment under the lease.

INTERNATIONAL MARKETING

In light of the growing global need for advanced explosive detection systems, we expect international sales to play an important role in the growth and expansion of our business. We have received significant interest in our products from overseas users as well as resellers and distributors and have given priority to those regions with a high incidence of terrorism, including Europe, the Middle East and the Asia-Pacific region.

To date, we have established several international partnerships, reseller and distributor relationships and joint ventures on a regional basis and have assembled approximately three units in order to meet overseas demonstration or similar requirements, including in Spain and the Middle East; however, we have not been able to consummate any international product sales. This has been in great part due to our limited resources, which prevents us from making investments needed to serve these markets, including the building of infrastructure necessary to launch and support products in overseas markets.

As part of our announced restructuring and capital prioritization, since February 2006 we have focused the majority of our resources to the sales and marketing of our products with priority given to our domestic markets. Accordingly, we have postponed certain foreign demonstrations, potential joint ventures, and other business activities, until we can either (i) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; (ii) secure significant financing, governmental grants, cooperative funding or purchase contracts; or (iii) generate sufficient sales revenues to fund foreign operations. In spite of the reduction of our overseas activities, however, we have been successful in arranging for travel to the U.S. of representatives of various foreign governments and have hosted demonstrations for various foreign military, customs and other security officials at our facility in Irvine, CA.

Since 2003, our products and prototypes have been showcased for a variety of overseas government, military and local law enforcement personnel at both our test facility located at our corporate offices in Irvine, California as well as at numerous industry/trade security and defense exhibitions sponsored and held at various locations around the globe, including:

      o On-site demonstrations in Irvine, California for the Security Manager and Director of Equipment and Installations of the Directorate of Spanish Airports and Navigation (AENA), the national airport authority of Spain, in Irvine, California in September 2003;

      o Live tests at NATO Summit in Istanbul, Turkey for the Criminal Division of the Turkish Ministry of the Interior from June 28-29, 2004;

      o Live demonstrations at "NATO International Symposium on Countering Improvised Explosive Detection (IED)", held in Madrid, Spain and attended by approximately 300 military and civilian law and security enforcement officers from 23 NATO members and candidate states from October 18-19, 2004;

      o Live demonstration at the 7th International Defense Exhibition & Conference (IDEX) held February 12-17, 2005 in Abu Dhabi, United Arab Emirates (live blind tests);

      o Live demonstration in Riyadh, Saudi Arabia for Saudi Ministry of Interior and representatives of the Saudi military forces in June 2005;

      o Live demonstration in Tenerife, Spain for representatives of AENA, the national airport authority of Spain, and the Spanish Civil Guard and local bomb squads In September 2005, we shipped a prototype of our SIEGMA TM robot-borne system to Tenerife, Spain for a demonstration lead by our former Chief Scientist for representatives of AENA and the Spanish Civil Guard; and

      o Live demonstration at the International Conference "The Balkans as Terrorism's Western Passage and Novel Counter-Terror Technologies" held in Belgrade, Serbia & Montenegro November 25-27, 2005.

Our ability to participate at other similar demonstrations in the future will be dependent upon our ability to obtain the capital and other resources to support these efforts, which entail the transport of specialized equipment and a team of approximately 4 technical and business persons to the test location.

On July 24, 2006, our distribution agreement with Electronic Equipment Marketing Company ("EEMCO"), terminated on the expiration of the current term on July 24, 2006, following our providing EEMCO with notice that we would not be allowing for automatic renewal of the agreement for an additional year period, as provided in the agreement. This distribution agreement had given EEMCO rights to sell our CarBomb Finder TM in several Middle Eastern and Northern African countries to certain enumerated military forces and governmental agencies. As previously disclosed, EEMCO is owned by one of our former directors, Harb Al-Zuhair.

Following the expiration of the EEMCO agreement, we received a request for return of the deposit in the amount of $25,000 from EEMCO in an apparent cancellation of its order in August 2006. Because the sale of the unit was to be made at or below cost of manufacture, preventing us from generating any true economic benefit from the sale, we do not consider the cancellation of the order to have a material impact our business. Further, since no purchase of our products was ever consummated for resale by EEMCO for the assigned territories during the term of the distribution agreement, we do not expect the termination of the EEMCO relationship to have a material impact on our business or our ability to sell and market our products in the region without EEMCO's support.

As of the date of this Report, we are in active discussions with numerous resellers and distributors with interests in selling our products in the Middle East region, including another leading Saudi engineering and integration services company, and expect to announce new relationships that better meet our requirements under the defined global strategy.

In January 2005, we entered into a non-binding memorandum of understanding to form a joint venture company to be located in Tenerife, Canary Islands, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets. We also received an order in the amount of $298,000 for one SIEGMATM 3E3 unit, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from Compania de Aprovisionamiento Especifico S.L., located in Tenerife, Canary Islands, Spain. Payment of the remaining balance in the amount of $223,000 is due upon delivery and testing of the unit.

In September 2005, we shipped a demonstration unit of our SIEGMATM system to Tenerife, Spain for a demonstration lead by our former Chief Scientist for representatives of AENA, the national airport authority of Spain, and the Spanish Civil Guard and local bomb squads. Based on those tests, it was determined that certain modifications are required for our systems to meet the requirements of the buyers and expect to finish these modifications at our laboratory in our Irvine, CA facility. We had expected to hold another demonstration for potential Spanish customers and deliver the final unit by March 2006; however, it was determined in January 2006 that we could not commit a date for another test until we completed the ongoing field-testing in the U.S. As of the date of this Report, all parties to the MOU have agreed to continue negotiations as to the joint-venture and resume sales and marketing of our products in Europe as soon as we can meet certain financial requirements.

In January 2006, we entered into a non-binding memorandum of understanding and a joint marketing agreement with Laseroptronix AB, ("Laseroptronix") a leading Swedish innovator of security products and technologies. Under the memorandum of understanding, we agreed to pursue the manufacture and sale of a product offering consisting of a combination of their respective products and technologies for sales to prospective customers globally. Under the joint marketing agreement, Laseroptronix granted us an exclusive license for the resale of Laseroptronix products in the United States, and HiEnergy Technologies granted Laseroptronix an exclusive license for the resale of our explosive detection systems to established governmental and military markets in Sweden.

In February 2006, Laseroptronix alleged a breach of our agreements following the suspension of our former Chief Scientist, Dr. Bogdan Maglich, and unilaterally requested termination of our negotiations and all joint activities under the agreements without providing us with the period of cure as required under the agreements. Since that time, Dr. Maglich, who still serves as a Director on our Board, has actively pursued business opportunities and product design with Laseroptronix, executing our obligations under the agreements; however, at this time, we are unable to determine if any of the activities between Laseroptronix and Dr. Maglich are being pursued on our behalf or for the benefit of shareholders. Although we are uncertain as to the whether or not we will resume discussions or pursue business with Laseroptronix in the manner prescribed by the agreements, in the event of full cancellation of the rights to both parties under the agreements and termination of all activities between Laseroptronix and its affiliates, we would not expect any material impact to our business. Regardless, we reserve the right to enforce our rights under the agreements and prosecute any third-party that interferes with our ability to conduct business with our customers and potential partners.

In April 2006, we entered into an agreement with Byron Commerce Pte Ltd, a leading technology solutions sales and distribution company, to market and resell our AtometerTM explosive detectors, including the SIEGMATM, CarBomb FinderTM and STARRAYTM systems, to governmental customers in the Asia-Pacific markets. Byron Commerce is a business partner of CETC Information Technology Systems Co. Ltd (CITS), a directly held company of China Electronics Technology Group (CETC). CETC, formerly China's Ministry of Electronics Industry, is a Chinese central government organization. Under the terms of the Agreement, Byron Commerce will also act as an authorized reseller for our products in Singapore and China and act as our sales agent to the Beijing 2008 Summer Olympic Games.

While the above agreements evidence the willingness and desire of the respective parties to work collaboratively on the sale and marketing of our products, and implementation generally, readers are cautioned there can be no assurance that our entry into the agreements will result in any business, revenues or other tangible benefits for us at any time.


MAINTENANCE AND AFTERMARKET SERVICES

In December 2005, we launched a new comprehensive program, the Equipment Technical Assistance Program (ETAP) which was launched as part of our long-term commitment to provide uncompromising aftermarket servicing for our products. ETAP is an integrated suite of services available in one-year increments to buyers of our AtometerTM detectors and includes hands-on equipment and operator training, local equipment support, including calibration, maintenance and servicing, and radiation safety certification and licensing. ETAP, which does not include extended warranties or upgrades, is expected to be our principal source of aftermarket revenues which would be generated through multi-year contracts.

Aftermarket equipment servicing, including the installation, repair and preventative maintenance for all current and future products to be sold and deployed by us in the United States, is provided to our customers through Siemens Maintenance Services, LLC., a subsidiary of Siemens A.G. Effective August 4, 2004, we entered into a Teaming Agreement with Siemens Maintenance Services, LLC ("SMS"), a subsidiary of Siemens A.G., for maintenance of our detection devices worldwide. Under the terms of this Agreement, SMS agrees to cooperate with us in making proposals where the maintenance of our equipment is a factor, and shall be our primary sub-contractor for the provision of the services and supplies which SMS offers and that are relevant to the given project. Further, on April 15, 2005, we executed a subcontract with SMS, making it our Exclusive Service Provider for aftermarket servicing, including the installation, repair and preventative maintenance for all current and future products to be sold and deployed by us in the United States. Pursuant to the subcontract, we will pay SMS in the fulfillment of its services on an hourly basis for labor, plus travel and expenses, and are obligated to supply all necessary parts and technical support to allow SMS to perform its duties.

We are also exploring the contracting of added-value services from SMS, including procurement services, supply chain and logistics, and customer service solutions, such as call center and helpdesk functions, including incident control, business process support and performance measurement systems. Ultimately, it is our objective to develop a maintenance and service platform with SMS which has a full range of information management capabilities which can be integrated with our accounting, purchasing, engineering, manufacturing, and quality control systems.

SMS was established in October 2002 as the business unit of Siemens A.G. focused on the TSA's airport security program. Currently, SMS provides complete maintenance service management for over 445 airports across the U.S. and its territories. SMS has developed and maintains strong relationships with the TSA, the U.S. Department of Homeland Security ("DHS"), Boeing and, most notably, regional airport and airline supervisors and managers, as well as security equipment manufacturers and OEMs. Currently, SMS has a nationwide presence with a field service organization of more than 300 technicians that can respond to maintenance requests within four hours or less to any location. SMS is also the only company to have received the designation and certification of its equipment maintenance and services as an "Approved Product List for Homeland Security" under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, or "SAFETY Act." This Designation and Certification expires on February 14, 2010. Notably, our relationship with SMS is expected to allow us to better satisfy certain certification criteria required by local, state and federal agencies, such as the DHS and the TSA, as it relates to aftermarket maintenance and support (i.e. equipment calibration, quality control, etc.) and product liability.

While the Teaming Agreement and partnerships evidences the willingness and desire of SMS to work collaboratively with us on project creation and implementation generally, readers are cautioned that the agreement does not obligate SMS or any other party to any specific obligations or performance requirements, nor does it represent a formal joint venture. There can be no assurance that our entry into a Teaming Agreement with SMS will result in any business, revenues or other tangible benefits for us at any time.

Radiation licensing, certification, training and auditing services are provided for our customers through a strategic partnership formed in January 2006 with Radiation Safety Academy of Gaithersburg, Maryland, a specialized service and consultancy organization to provide ongoing radiation licensing, certification, training and auditing services. Since 1984, Radiation Safety Academy has performed over 80,000 radiation safety inspections and has provided radiation training, licensing and safety certification to a large variety of clients including the National Institutes of Health (NIH), the National Aeronautics and Space Administration (NASA), the Department of Energy (DOE), Duke Energy, Westinghouse, the University of Pennsylvania, the University of Texas, and the State University of New York.

We intend to negotiate and enter into additional outsourcing relationships with the overall objective of providing a uniform and comprehensive package of product and customer support.


OUR TECHNOLOGY

Our "stoichiometric" technology, also termed "Atometry", identifies and confirms the chemical formula or composition of objects by irradiating them with fast neutrons, which stimulate the nuclei of the object and cause it to emit gamma rays of varying energies which can then be analyzed by our sensors. The gamma rays emitted by each substance have a unique `signature' from which we are able to decipher the quantitative empirical chemical composition or formula of the substance utilizing sophisticated and proprietary algorithms. For instance, in the area of explosive identification, our stoichiometric AtometerTM detectors can identify and distinguish not only a variety of nitrogen-based explosives known to be used by terrorists, such as TNT, Semtex, RDX and those made with nitrates (fertilizers), but chlorine and potassium-based explosives as well, irrespective of shape or form, solid or liquid. We can also identify and differentiate other combustibles, such as carbon-based fuels including gasoline and diesel fuel.

Our stoichiometric technology has also successfully been used to identify, and decipher the chemical formula and composition of illicit narcotics (cocaine) and biological agents (such as an anthrax simulant made from dead spores). A significant portion of our research is currently dedicated to identifying the signatures of additional substances, including more "exotic" explosives, such as triacetonetriperoxide (TATP), a highly volatile, highly explosive compound made from widely available chemicals, including acetone, hydrogen peroxide and a mineral acid, as well as liquid explosives and special nuclear materials. Because our technology performs material identification and is not "chemically blind" like other technologies (which are unable determine the composition of the targeted object), we are also exploring the detection of binary explosives components, which are transported as separate harmless chemicals, later to be mixed into deadly explosives.

DEVELOPMENT OF STOICHIOMETRY

The concept, upon which our stoichiometric technology is based, associated particle imaging or "API", was first conceived in 1982. A U.S. Department of Energy committee reported in 1989 that the concept was scientifically valid, but impractical within the capabilities of the equipment then available, which failed to return stoichiometric results that identified the chemical formula of the target compound. Based upon his belief in the potential of the technology, our former CEO, Chairman and Chief Scientist, Dr. Bogdan C. Maglich, formed HiEnergy Microdevices, Inc. in 1995 to pursue the development and ultimate commercialization of the API technology. With the assistance and cooperation of an industry-university-governmental lab cooperative effort that included the U.S. Army's Night Vision and Electronic Sensors Directorate, the Department of Energy's Special Technologies Laboratory, the Lawrence Berkeley National Laboratory, the University of California, the Massachusetts Institute of Technology, and EG&G ORTEC (now a division of American Measurement Technology, Inc.),

HiEnergy succeeded in 1997 in reviving associated particle imaging by incorporating recent developments in microchip electronics, and called the technology "Atometry". Stoichiometry was first scientifically validated in tests conducted at the U.S. Department of Energy's Special Technologies Laboratory in Santa Barbara in 1998, and the results of these tests were publicly presented for the first time at the White House International Symposium on Drug Control Policy in 1999 and published in the symposium's proceedings: [Proc. of 1999 ONDCP Intern. Technology Symposium, the White House Executive Office of the President, p. 9-37; Gov. Dvc: NCJ-176972]. The Office of National Drug Control Policy at this time was one of the primary proponents of the use of pulsed fast neutron interrogation technology to detect illicit drugs through the non-invasive identification of chemical formulae. The various military branches of the United States soon began to explore the efficacy of fast neutron-based technologies to detect explosives; however, it is only within the last few years that technological advances have made this technology sufficiently accurate and mobile to be truly practicable in the field.

The SuperSenzor, which is the name given by Dr. Maglich to the detector based on this API technology, is a more sophisticated, advanced version of AtometryTM, by employing more sophisticated directional and spatial accuracy features allowing the interrogation device to image the location and shape of the substances being analyzed in three dimensions. Prospective benefits of the SuperSenzor include the ability to focus upon extremely small, three-dimensional objects and locations, substantially increased inspection penetration depths, and the ability to conduct inspections at a greater distance from an object. The SuperSenzor is the basis of the core sensor system used in our prototypes and designs for aviation security applications, specifically for the detection and confirmatory screening of checked baggage and cargo screening.

In the course of research on the stoichiometric API (imaging) detector, Dr. Maglich realized from the results collected by our research team in 2002 and 2003 that a stoichiometric explosive detector could be made without imaging, that is, without the use of the elaborate API technique. He named this invention "MiniSenzor", in order to distinguish it from the "SuperSenzor". Although the MiniSenzor has a shorter range and no imaging ability, it costs significantly less to manufacture and is more portable (smaller and lighter), and consequently, would have greater use for first responders, such as the detection of car bombs, unexploded ammunition, landmines, roadside bombs and other IEDs. The Minisenzor is the original basis of the core system used in all of our commercial AtometerTM devices and has been significantly advanced from inception to produce the current generation commercial products available for sale today.


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

      o On October 9, 2003, a technical inspector from the Transportation Security Agency conducted live tests at our laboratory facility in Irvine, California, and concluded that our stoichiometric technology easily differentiated explosives from benign items, such as peanut butter which confuses x-rays and other outdated techniques.

      o In March 2004, we conducted a series of in-field tests of its Anti-Tank Landmine Detector for the United States Army's Night Vision and Electronic Sensors Directorate in Fort Belvoir, Virginia, our stoichiometric technology was able to decipher chemical formulas of explosives within buried landmines.

      o In October 19, 2004, we successfully conducted live blind tests of our SIEGMATM 3E3 at the NATO International Symposium on Countering Improvised Explosive Detection (IED), on the grounds of Army Engineer Academy at Hoyo de Manzanares, near Madrid, Spain. During the demonstration, which occurred in front of approximately 300 military and civilian law and security enforcement officers from 23 NATO members and candidate states, the SIEGMATM 3E3 was able to determine whether or not the contents of various closed containers were explosives or inert substances.

      o On February 15, 2005, we successfully conducted live blind tests of our SIEGMATM 3E3 at the 7th International Defense Exhibition & Conference (IDEX) held in Abu Dhabi, United Arab Emirates in front of approximately 350 of the conference participants, which include more than 800 government officials and military representatives from over 45 countries, including the US, Canada, China, and Great Britain, and more than 920 journalists. In the blind tests, the SIEGMA(TM) 3E3 system was able to correctly discriminate explosive from non-explosive compounds, remotely and through steel, in a matter of 1 to 5 minutes, depending on the mass of explosive.

      o On March 30, 2005, we successfully conducted live blind tests of our SIEGMATM 3E3 at the U.S. Marine Corps Base at Quantico, Virginia, hosted by the FBI and the Washington, D.C. Metropolitan Police Bomb Squad for an audience of 32 federal, state, and local homeland security professionals from police departments, port authorities, bomb squads and special operations divisions from across the country, as well as representatives from Turkey and the U.S. Army and Marine Corps. In the live blind-tests, we were able to correctly discriminate in each of the tests explosives from non-explosives in a matter of 35 seconds to 5 minutes, depending on the mass of explosive.

      o On May 17, 2005, we successfully conducted live blind tests of our SIEGMATM 3E3 at the Tactical Training Facilities of the New York Police Department Bomb Squad in Rodman's Neck, New York for an audience of more than 25 counter-terrorism professionals. In each case, we were able to correctly discriminate and confirm explosives from non-explosives in a matter of 25 seconds to 5 minutes, depending on the mass of explosive."

      o On June 13, 2005, we successfully conducted live blind tests of our SIEGMATM 3E3 at the Alameda County Sheriffs Office - Office of Emergency Services in Dublin, California to an audience of more than 30 counter-terrorism and homeland security professionals from the greater San Francisco Bay Area. During the tests, we were able to correctly discriminate and confirm explosives from non-explosives in a matter of 25 seconds to 5 minutes, depending on the mass of explosive.

      o On July 13, 2005, we successfully conducted live blind tests of our SIEGMATM 3E3 at the San Diego County Regional Airport to an audience of more than 15 counter-terrorism and homeland security professionals from the greater San Diego Area. In each case, we were able to correctly discriminate and confirm explosives from non-explosives in a matter of 25 seconds to 5 minutes, depending on the mass of explosive.

While each of these tests has validated our stoichiometric technology as an accurate means for detecting explosives and contraband, we cannot provide any assurance that the agencies or organizations involved will purchase any products from us in the future other than those orders discussed previously in this Report.

EXPLOSIVE DETECTION SYSTEMS: COMPETING TECHNOLOGIES

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

Similarly, the metal detectors, radar detectors, and infrared detectors currently used to detect landmines are also anomaly detectors that can only detect suspicious objects. The objects are identified based on their metal content, density, shape or heat. Suspicious objects still have to be excavated and analyzed by human workers in order to determine whether they contain dangerous explosives. In a typical minefield, for example, independent analysts have advised us that for each real landmine found the average rate of false positive identification can range from 33% to 50%, and has been noted as high as 1,000 false alarms to one real landmine. In the context of landmines, high numbers of false alarms can be generally explained as a result of the presence of numerous metallic objects in the field, such as shrapnel, nails, wire and other anomalies which are the residue of war.

Since our AtometerTM detectors can quantitatively decipher the chemical composition of substances, they are characterized as secondary or "confirmation" detectors.

Most explosive detection products on the market today have underlying technologies that can only "infer" the presence of explosives, biological agents or illicit drugs based upon the presence or density of individual chemical elements or utilize pattern recognition techniques. Many of these existing technologies are not only prone to high "false positive" readings which can result in false alarms that trigger inappropriate and/or wasteful mobilizations of resources, but also high "false negative" readings which are more dangerous because they create a false sense of security and can lead to disastrous consequences. In the area of bomb detection, "false negatives" signify that true bombs are missed and mislabeled as non-explosives. Also known as the "missing fraction", it is the most dangerous imperfection of an explosive screening or detection device, for it leads to handling true explosives as though they were innocuous objects which, in many cases, can lead to destruction of property and loss of life.

To provide definitive results most technologies require the employment of secondary "confirmation" sensors and/or secondary examinations to determine chemical composition. Since our technology is more aptly used to decode and identify the actual chemical omposition of a target, once it has been selected for further inspection following initial examination, we anticipate that it will be used in combination with current screening, scanning and detection products on the market. We also believe that our technology will be utilized in tandem with existing confirmatory examinations, including manual inspection by humans and canine units, in order to provide more reliable confirmation and substantially eliminate the occurrence of false alarms.

DIRECT COMPETITION--SECONDARY OR "CONFIRMATION" SENSOR PRODUCTS

CAR BOMB DETECTORS

To our knowledge, there is only one other car bomb secondary or "confirmation" detection system on the market, the Vehicle Explosive and Drug Sensor ("V-EDS"), manufactured by Ancore Corporation, a division of OSI Systems. The CarBomb FinderTM 3C4 is distinguishable from the V-EDS product, in that our device can stoichiometrically determine whether a vehicle contains large enough quantities of nitrogen to be a car bomb while, based upon the information we have seen, the V-EDS system can only make a qualitative assessment that nitrogen is present in the vehicle, and its ability to determine that sufficient quantitative amounts to be a car bomb are present appears to be marginal. Since the V-EDS Thermal Neutron Analysis technology uses neutrons that are approximately ten times less penetrating than the fast neutrons employed by the CarBomb FinderTM 3C4, we believe that its penetration range should be significantly less than that of our device.

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

OTHER NEUTRON-BASED SECONDARY EXPLOSIVE DETECTION SYSTEMS

The primary use of neutron-based secondary detection systems is in screening for explosives, contraband and other items. The foundation of all of these systems is that explosives, contraband and other items contain chemical elements (for example, nitrogen, oxygen, hydrogen and carbon) in differing quantities and ratios which can be analyzed to distinguish one from the other, and from other non-harmful items. These technologies radiate neutrons upon the elements present in the object being analyzed and the resulting gamma radiation provides a unique "fingerprint" for identification of the elements contained in that object. These detection systems, of which our AtometryTM-enabled systems are examples, all detect the presence of chemical compounds, however, we believe our AtometryTM-enabled systems to be superior to the others in that it uses higher resolution gamma spectroscopy which allows a more accurate determination of the chemical composition of the substance under examination, and the relative ratios of each chemical element to the others. Technologies which compete with our AtometryTM include thermal neutron analysis ("TNA"), pulsed fast neutron analysis ("PFNA"), and Pulsed Elemental Analysis with Neutrons ("PELAN").

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

OTHER NON-NEUTRON-BASED SECONDARY DETECTORS

To our knowledge, there are two non-neutron-based secondary or confirmation detection systems for applications other than car bombs. These include a quadrupole resonance technology ("QR") developed by Quantum Magnetics with applications ranging from scanning shoes for explosives to landmine detection, and x-ray diffraction used in airport scanning products recently introduced by Yxlon. Each of these companies has been acquired by InVision Technologies. Both technologies employ pattern recognition techniques to identify certain crystalline molecules. As such, they are chemical specific as opposed to element specific; however, they are not stoichiometric insofar as we believe they cannot empirically determine the chemical formula of objects under analysis. These technologies have limited application insofar as there are only certain solid substances that respond to their techniques. Further, quadrupole resonance which uses radio frequency energy cannot penetrate certain barriers and may be subject to "clutter", and x-ray diffraction has a limited penetration range.

INDIRECT COMPETITION--PRIMARY OR "ANOMALY" DETECTION PRODUCTS

Primary or "anomaly" detection products on the market include x-ray anomaly detection systems marketed by GE/InVision Technologies; computed tomography explosive detectors marketed by L-3 Communications and Reveal Imaging Technologies, Inc.; x-ray security cargo screening devices marketed by OSI Systems, Inc.; backscatter x-ray systems marketed by American Science and Engineering; gamma ray-based radiographic imaging systems marketed by Science Applications International Corporation; millimeter and terahertz wave imaging by Brijot Imaging Systems, Inc. and TeraView. These products all differ from our stoichiometric technology insofar as they reveal the three-dimensional shape and density of the object being investigated, but cannot identify, and at most infer, the chemical composition of that object. As a consequence, further secondary or "confirmatory" investigation is necessary. Although our AtometryTM-enabled systems will be used in the same markets as these products, we believe that they will, for the most part, be complementary rather than competitive insofar as we anticipate that potential users will generally continue to use these products for their primary identification functions and use secondary or "confirmation" detection systems, such as our AtometryTM-enabled systems, to handle the inspection of suspicious items flagged by anomaly detection products.


RESEARCH AND DEVELOPMENT ACTIVITIES

During the fiscal year ended April 30, 2006, research and development costs for our existing products and prototypes, and other emerging applications increased to $2,044,323 from $785,260 in fiscal 2005. This increase was due to increased research and development activity, including additional equipment and consultant expense, focused on the advancement of our CarBomb FinderTM, SIEGMATM and STARRAYTM explosive detection systems, including upgrades to hardware and software. We also expect to continue to direct research and development toward the improvement of our core technologies, such as AtometryTM as well as expanding the number of explosive substances that can be identified. Our scientific team also continues to work on expanding the number of explosive substances that can be decoded and identified by our AtometerTM systems, so as to provide first responders with the most effective, reliable and adaptable tool possible.

In May 2005, our scientific team was successful in making improvements to our proprietary analytical software and algorithms, increasing the probability of detection of our technology from 95% to greater than 97.75% and effectively doubling the safety factor of the SIEGMA(TM) systems. Notably, this improvement in the system's performance was achieved with no material increase to the interrogation time.

In June 2005, we shipped a prototype of our STARRAYTM robot-borne system for a demonstration lead by our former Chief Scientist for the Saudi Ministry of Interior and representatives of the Saudi military forces. Based on those tests, it was determined that certain modifications would be required for our systems to operate in the extreme heat of the Middle East (+120F). To date, our scientific and engineering teams have performed numerous tests in the Mojave Desert and have identified system improvements, including system refrigeration. Currently, due to our limited resources and priority given to field-testing of our products ongoing in the U.S., we are unable to estimate a date of completion of these system modifications or our next demonstration in the Middle East.

In April 2006, our scientific and engineering staff completed development work and prototype testing required to proceed with the launch of a new line of robot-borne AtometerTM explosive detection devices, called STARRAYTM. The novel system evolved from our research and development efforts in landmine detection with the U.S. Army and its recent advancements in stand-off detection of improvised explosive devices, or IEDs. The first STARRAYTM system is configured for the Andros Mark V robotic remote vehicle, which is manufactured by Remotec, a subsidiary of Northrop Grumman, and can cover rough terrain, climb stairs, clear obstacles and cross ditches in diverse weather and heat conditions. The system is capable of non-invasively and remotely determining, in a few minutes, the presence of landmines, concealed explosives or unexploded ordnance in a specific area, and the type of munitions or explosives discovered.

In June 2006, our scientists and engineers also developed a new and improved core system, featuring improved analytical software, a parallel system architecture for better system stability, lower routine maintenance time and servicing requirements, as well as a common engineering platform for more flexible deployment options which can be configured or integrated with the operational needs of the customer in mind. This new and improved core system is expected to be integrated into current and future products, including our STARRAYTM robot-borne detector.

In July 2006, we completed prototype development of our novel SIEGMA TM 3M3 system which incorporates significant design and operational enhancements in both the hardware and software of its predecessor, SIEGMA TM 3E3, derived from more than six months of research and field testing. The SIEGMA TM 3M3 features a new modular design which provides for enhanced detection and target interrogation capabilities, and more efficient weight distribution as well as lower weight per unit, resulting in greater portability and ease of handling for the operator. The SIEGMA TM 3M3 system also incorporates a new and improved core system, improved analytical software, and our advanced Graphical User's Interface (GUI).


Our second priority is to develop additional products based upon our proprietary technologies. Our "stoichiometric" technology, or "AtometryTM, has been incorporated into additional prototype applications and prototype concepts which, if we are able to raise the funds necessary to commercialize them, or secure financial support through government grants or contracts or co-development partners, will be the next products we attempt to introduce:

      o AtometerTM SNM, an advanced core detector system which can be integrated in current and future systems for the detection of special nuclear materials and radiation dispersal devices, in addition to explosives and other illicit substances;

      o "Refractorymeter", a device for the petrochemical industry that can detect fissures or erosions in the ceramic lining of oil cracking tanks' and for industrial contamination identification and control;

      o Baggage Screening STOXOR, a device advanced through the Manhattan II program in 2004 for the detection and confirmation of explosives and other illicit substances in luggage and carry-on packages, which may be integrated in-line with current baggage screening infrastructure;

      o Palletized Cargo Screening EXOSENSOR, a portal screening system for the detection and confirmation of explosives and other illicit substances in palletized air or "break-bulk" cargo, which may be integrated in-line with current palletized cargo screening infrastructure;

      o Freight Container Screening System, a larger "car wash" style screening system for the detection and confirmation of explosives and other illicit substances in sea and rail container cargo screening, which may be integrated in-line with current freight container screening infrastructure.

      o Anti-Tank Landmine Detector 7AT7, a device for the detection and confirmation of landmines;

      o Unexploded Ordnance Sensor 3UXO3, a device for the detection of unexploded ordnance which can be utilized in weapons and arms inspection and remediation;

The development of new products require time as well as financial resources much greater than what we currently have or anticipate obtaining in the foreseeable future, and despite significant investments in research and development, may not yield commercially successful products. The development of our products for the detection of explosives, binary explosives, special nuclear materials, illicit drugs, biological agents and other contraband is highly complex. Once we have completed development work on these future devices, our ability to make commercial sales will depend, in part, on negotiating contracts with customers which can afford them, and modifying our stoichiometric technologies to meet the unique specifications of those customers. Because our targeted customers are primarily governmental agencies, we cannot predict if, or the time frame during which, they may obtain approval to enter into contracts to adopt a new generation of security technology such as ours. We also cannot predict the extent to which U.S. and/or foreign governmental agencies may require a commercial prototype of any given device specific to their desired application to be developed in advance of entering into a contract to purchase products incorporating our technology, or our ability to secure sufficient funding to finance the cost of building such prototypes in advance of sales commitments.


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

We currently only have the capacity to manufacture our CarBomb FinderTM, SIEGMATM and STARRAYTM, systems on a limited basis. Until we can afford to ramp up to commercial production, we intend to manufacture the first 10 units at our Irvine facilities. This initial production may require the outsourcing of some of the final assembly functions. We currently have only 18 full-time employees, so it is anticipated that we will need to hire additional personnel who are capable of manufacturing these initial units. While we do maintain a network of available technicians who are able to fill certain of our manpower requirements, there can be no guarantee that we will be able to access the help we need to fulfill any manufacturing requirement in the future as and when it may arise.

Manufacturing on a limited basis at our Irvine facilities is expected to be both costly and inefficient, as we cannot take advantage of any of the economies of scale which generally occur when multiple units can be produced on a standardized basis by a manufacturer following ramp-up of a particular product line. As a result, we may be required to hire additional personnel, buy components and raw materials at a premium to the prices we might otherwise be able to obtain if we could purchase in larger quantities, and we may not be able to implement the most efficient manufacturing methodologies given the size and nature of the laboratory environment in which we will manufacture the initial units. It is possible that we may not be able to sell our products at a price exceeding our cost to manufacture them, and therefore we may not generate any profit from such sales. It is also possible we may incur losses if our costs to manufacture exceed the purchase price at which we will have to sell the first few commercial models, until such time as the product is firmly established in the market. Our management has determined that these costs represent an investment in the market introduction of our first product, and the results to our business and operations, if we can launch the product and gain initial market acceptance in this manner, outweigh the costs of doing so. Of course, there can be no assurance that we will be able to successfully launch our CarBomb FinderTM, SIEGMATM and STARRAYTM systems, or bring any other prototype device to market as planned and, as discussed in the Risk Factors section of this Report, our inability to do so would have a materially adverse impact upon our business and financial condition.

In order to address these manufacturing challenges, in August 2004, we engaged Lockwood-Greene Engineering and Construction, to provide, among other things, design and construction management services to us in connection with a proposed construction of a manufacturing plant capable of producing commercial quantities of our products at a volume capacity of 1,000 units per year. Although Lockwood-Greene provided a detailed conceptual plan for a manufacturing facility and made recommendations as to optimal flow processes and other manufacturing efficiencies, we did not proceed with implementation of the plan. Instead, we opted to pursue a smaller pilot plant with a production capacity of 100 units per year in order to evaluate the manufacturability of our products and validate systems that would ensure a more quick and efficient transition toward manufacturing, as well as a lower total program/life cycle,

In March 2005, we formed a wholly-owned subsidiary, HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of our devices. In June 2005, we hired a consultant for three months experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. Further, in September 2005, we engaged an engineering and production consultant with substantial experience to build the internal mechanisms necessary to engineer, package and deliver our core technologies in the most cost effective manner, as well as develop a product test plan and quality control procedures.

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

Further, we have developed a core system comprising our AtometryTM and other proprietary technologies within a common engineering platform, on which future products can be based. The core system can be utilized for whichever product or application is specified and then configured with the needs of the customer in mind. Additionally, this advancement allows for efficiencies throughout the commercialization process from prototype development to commercial production, as well as better positioning of our technology for strategic partnerships and joint development in other industry applications.

Some of our components are the first of their kind, and we expect that they will naturally encounter initial design, performance, reliability and maintenance problems. During the last fiscal year we have been transforming our technology into commercial production, creating finished vendible units from prototypes. Final production models must take into account all relevant commercial standards for durability, usage and shielding, as well as specific customer requirements for detection, and physical unit packaging and installation. We intend to conduct this work both internally and with the assistance of outside strategic partners, consultants, or through collaborative associations.

Based on early cost analysis and pricing guidance from our component suppliers, we expect that as we shift manufacturing from one-off production to volume commercial production, and fully expense certain non-recurring engineering and design costs, we should see a significant decrease in our cost of goods sold. These estimates are subject to significant change depending upon a number of factors including, but not limited to: general economic considerations, price of component materials, terms with third-party manufacturers, changes in the labor market, and our ability to finance our own in-house manufacturing capability.

Of course, there can be no assurance that we will be able to raise the capital necessary to launch our product successfully, or that we will achieve the minimum number of orders we would need to produce our products at any given profit margin. These, and other risks, are discussed in more detail under the heading Risk Factors in this Report.

PRODUCTION STATUS

As to the status of the initial phases of production, we have produced commercial units of our SIEGMATM 3E3 and SIEGMATM 3M3 and production prototypes of our CarBomb FinderTM 3C4 and STARRAYTM, and we have already acquired, or have on order, the primary components, which include neutron generators and gamma detectors, necessary to complete up to two CarBomb FinderTM, two SIEGMATM systems and two STARRAYTM systems. Notably, these primary components are interchangeable in all of our Atometer TM detectors.

At present, we have completed our InterrogatorTM software suite, including the software architecture (device drivers and system diagnostics), decoding programs and operating interface for field testing and our early adopter program. Software development is an ongoing development effort for us, and any system fielded will be able to receive upgrades as they are developed.

During the fiscal year, we returned four neutron generators which had been acquired under a lease agreement dated April 29, 2004. Pursuant to the agreement we were to receive a total of 10 generators for production on a fixed schedule, however, due to significant delays in delivery by the manufacturer as well as other support issues we cancelled the lease. In January 2005, to compensate for delays, we issued a supplemental purchase order with another vendor for four neutron generators compatible with our systems and have received these generators, two of which have been used the assembly of systems for sale. Based on assurances from the manufacture that production lead times would be manageable based on our delivery cycle of 30 to 60 days, we do not anticipate purchasing any additional generators until we receive orders sufficient to justify adding to inventory.

In May 2004, we ordered gamma radiation detectors, electronic cooling systems and other components for a total cost of $1,368,000. As of April 30, 2006, we had 25 gamma detectors and 9 electronic cooling units in inventory. We began receiving these components in May 2004 and continued to receive units at varying intervals. Due to our decision to better balance inventory, we halted delivery for the remaining gamma radiation detectors and components until such time we receive orders sufficient to justify adding detectors. In February 2006, we returned to the vendor 13 electronic cooling units for which the warranty expired. The return was made to reduce our outstanding payable, while reducing inventory of items that otherwise could be deemed impaired.

In November 2004, we issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to our SuperSenzorTM program and our past cooperative research agreement with the TSA. As of January 31, 2006, we have paid for and received one of the generators, with the balance due upon acceptance following delivery.

In February 2005 and in March 2005, we issued purchase orders in the amount of $304,000 of $611,000, respectively, for seven Andros Robotic Vehicles from Remotec (Northrop-Grumman) which are to be used to facilitate remote deployment of our explosive detection devices. The orders were issued based on indications from potential buyers in the U.S. Military, and in the Middle East, that they would require a remote robotic deployment capability if they were to purchase our devices. As of July 31, 2005, the Company received all of the robotic vehicles ordered. In October and November 2005, due to our inability to carry the cost of inventory, we returned five of the units for a complete cancellation of the amount owed for those units.

In June 2005, we received an order for two SIEGMATM 3E3 systems from the Southeastern Pennsylvania Transportation Authority (SEPTA), which were built with components from our inventory. The SIEGMATM systems ordered by SEPTA completed factory acceptance testing and were delivered for six-month field testing under a cooperative sales program in December 2006. Based on site and needs analysis, SEPTA decided to take advantage of the upgrade option in their equipment sales agreement and elected to exchange one of the SIEGMATM 3E3 systems for the newly developed SIEGMATM 3M3. To date, SEPTA has returned one unit to our Irvine, CA facility for upgrade and in August 2006 the first replacement SIEGMATM 3M3 completed factory testing and was shipped to SEPTA.

Initial production is handled from our research and assembly facility in Irvine, CA. Production at this facility is limited and we require outsourcing for some final assembly functions. We are currently seeking a location to serve as our manufacturing facility. See the section entitled "Manufacturing Capacity". Presently we do, and we anticipate doing so for the foreseeable future, subcontract for specialized services in the assembly of our prototype devices, and management's philosophy is to outsource our manufacturing operations as much as possible to minimize our overhead expenses associated with this work, until such time as we can achieve meaningful levels of production. Our management is cognizant of the fact that the manufacture of devices on a one-off basis until achieving a level of maturity in our manufacturing process is an inefficient process, and for that reason we have been searching for various opportunities to create strategic alliances with other technology companies that can help us in this regard.

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

Since inception, we have been awarded numerous government grants and contracts, including a grant for $97,750 from the U.S. Army Night Vision and Electronic Sensors Directorate in 1996; a $25,000 grant from the U.S. Department of Energy in 1996; a $40,000 grant from the U.S. Customs Service in 1998; an $80,000 grant from the Defense Advanced Research Projects Agency/Special Operations Command in 2000; a $117,000 grant from the U.S. Defense Advanced Research Projects Agency/Special Operations Command in 2001; a $779,944 grant from the U.S. Army, Night Vision and Electronic Sensor Directorate from 2002 to 2005; and a $367,141 cooperative agreement with the U.S. Transportation Security Administration from 2004 to 2005.

On July 15, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), a subsidiary of Koniag, Inc., an Alaskan Native Corporation, located in Alexandria, VA. The Subcontract was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration with the SmarTruck II Multi-Mission Vehicle. In early 2006, ICRC requested an extension under the subcontract and at present the finished prototype is expected to be completed and field tested by the U.S. Army and D.C. Capitol Hill Police by year end. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005.

In October 2005, the U.S. Army selected our white paper on the STARRAYTM robot-borne detector of IEDs and landmines for submission of a full proposal, and in December 2005, $1 million was appropriated for "stoichiometric" explosive detection systems with the U.S. Army under Program Element 0602712A. Although we expect these funds to be released for delivery of our robot-borne detector, we can provide no assurance that these funds will be released.

In March 2006, the U.S. Army informed us by letter that a distinct proposal for our STARRAYTM robot-borne detector submitted under BAA W909MY-04-R-0024 had been determined "selectable" for funding. Currently, no formal award has been made and funding of the proposal is on hold per the U.S. Army pending the availability of funds. As of the date of this report, we can provide no assurance that an award will be made.

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


INTELLECTUAL PROPERTY


We rely primarily on a combination of patent applications, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult.

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

In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented or that any rights granted under any patents issued will provide a competitive advantage to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and therefore we could experience various obstacles and significant costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may be unable to prevent third parties from using our intellectual property. See Risk Factors: Intellectual Property Risks.


PATENT APPLICATIONS

To date, the following eight patent applications and one provisional patent application have been filed and are pending with the U.S. Patent and Trademark Office (USPTO). Certain of the patent applications have also been filed under the Patent Cooperation Treaty and/or with the World Intellectual Property Organization, and certain foreign jurisdictions, as indicated.

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

      o On February 20, 2001, we filed an application captioned "Method and Apparatus for Detecting, Locating and Analyzing Chemical Compounds Using Subatomic Particle Activation" with the USPTO. The patent was published in September 2003. The U.S. Patent and Trademark Office has since split this application into four distinct inventions and requested that we write four separate patent applications, following the most recent meetings with experts and the patent examiner at the USPTO in February 2005. On April 6, 2005, we resubmitted the application with petition that the USPTO accord it "special" status. The process of examination had been halted during the period of October 2002 to April 2003 as the result of a Secrecy Order placed on the application by the U.S. Army. This order was removed in March 2003 on the grounds that the same disclosure has been published in Europe in our other patent applications. We consider that, with exception to these delays, the patent approval process is proceeding as should be expected. This patent received a non-final rejection which has been appealed. As of the date of this report we are awaiting response to our appeal brief from USPTO.

      o On June 18, 2001, we filed a patent application captioned "Method and Apparatus for Neutron Microscopy with Stoichiometric Imaging" with the USPTO. The patent was published in September 2003. Following the most recent meetings with experts and the patent examiner at the USPTO in February 2005, we resubmitted the application on April 6, 2005 with petition that the USPTO accord it "special" status. This patent received a non-final rejection which has been appealed. As of the date of this report we are awaiting response to our appeal brief from USPTO.

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

      o On March 11, 2004, we filed a U.S. Provisional Patent application captioned "Method and Apparatus for Measuring Wall Thickness in a Conduit" with the USPTO. On March 11, 2005, we filed a patent application with the USPTO with petition that the USPTO accord it "special" status.

      o On March 11, 2005, we filed a patent application captioned Method and Apparatus for Measuring Wall Thickness in a Conduit" under the Patent Cooperation Treaty (PCT).

      o On March 21, 2005, we filed an application captioned "Binocular Method and Apparatus for Stoichiometric Analysis and Imaging Using Subatomic Particle Activation" with the USPTO with petition that the USPTO accord it "special" status.

      o On March 23, 2005, we filed an application captioned "Method and Apparatus for Analyzing Chemical Compounds Using Subatomic Particle Activation" with the USPTO with petition that the USPTO accord it "special" status.

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

The original inventor on all of our patent applications, except for the one filed in March 2005, was Dr. Bogdan Maglich, our former Chief Scientist and a current member of our Board of Directors. The patent submitted on March 2005 names Dr. Kevin McKinny, a former research employee, as the original inventor. In accordance with company policy, both individuals have fully assigned their rights in and to the technology, including any corresponding patents awarded through the USPTO, to HiEnergy Technologies. All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property solely with us. In addition, pursuant to assignment agreements entered into by him, Dr. Maglich is obligated to do everything possible to aid the company to obtain and enforce patent protection for the inventions described in the patent applications.

With reliance made on the declarations of the inventor, we have not used any third-party intellectual property or other rights in the development of our stoichiometric technology. We have not used any third-party intellectual property or other rights, and we have no licensing or use arrangements of any kind with respect to any aspect of our technology. We presently do not anticipate the need to do so in the future, although this may be subject to change.

As noted in the Section entitled Risk Factors: Intellectual Property Risks, our ability to obtain patent protection with respect to any future inventions we may create or develop could be jeopardized to the extent that some or all of the funding we used in creating or developing such invention came by way of an SBIR grant, or from other governmental sources of research and development funding, which require that certain royalty-free rights be granted to the federal or other government providing the funds. Furthermore, the federal government does not agree to protect proprietary rights developed under SBIR grants for more than four years, and other granting agencies may have similar or better terms which could result in the public release of proprietary information significantly earlier than would be the case in a purely private funding relationship. To date, none of our technologies has been impacted by this risk, but there can be no assurance that we will not rely on SBIR grants or other similar funding, if available, to develop additional technology and, if we do, our rights to exploit the intellectual property we develop could be impacted.

NON-PATENTED PROPRIETARY TECHNOLOGY

Over the last seven years, we have developed proprietary software, comprised of an advanced analytical engine, complex decoding algorithms and a special purpose operator interface. We believe this software provides us with a significant competitive advantage in the marketplace and we have taken significant steps to protect it through copyright and trade secret laws, hardware encryption and firmware, as well as through contractual restrictions on disclosure, copying and distribution. As part of our confidentiality procedures, we require each of our employees and consultants to enter into standard agreements pursuant to which the employee and consultant agrees to keep confidential all of our proprietary information and to assign to us all rights in any proprietary information or technology made or contributed by the employee or consultant during his or her employment, or made thereafter as a result of any inventions conceived or work done during such employment.

We cannot offer assurances that the steps we have taken will prevent misappropriation of our software or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions we have taken, unauthorized third parties may be able to copy or reverse engineer our software, or obtain and use processing techniques that we regard as proprietary. In addition, our competitors could independently develop technologies substantially equivalent or superior to our technologies. Any misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which litigation might result in substantial costs and diversion of resources and management attention.

To prevent our proprietary software and associated algorithms from potentially falling into the hands of terrorists or other unauthorized users, we converted our proprietary software and algorithms into firmware. This consists of a Field-Programmable Gate Array (FPGA) chip and board, containing the software and associated algorithms, which is automatically scrambled or erased if invaded. Additionally, the FPGA hardware solution, aside from providing for security protections, augments processor performance, reduces power consumption and maximizes algorithm performance. With the aid of Celoxica Ltd., a leading C-base design and synthesis tools consultant, we have completed the firmware development and successfully integrated the customized FPGA hardware in our product designs. The implementation of the FPGA hardware further eliminates the need to host our proprietary software and associated algorithms for an external host computer device, and renders it possible to have the entire complex program handled by a palm computer or tablet PC. We are currently working on making this item a serially-produced component for volume production and estimate significant cost savings as we achieve certain economies of scale.


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

Our AtometerTM detectors have several advantages from the perspective of radiation safety, which are:

      o Our devices do not require a customized neutron source or emission methodology to work with our application and use a standard neutron source, known as the `sealed tube neutron generator', the properties of which have been well established for decades. This type of neutron generator is routinely used in hospitals, general industry, oil prospecting, controlling the quality of coal, cement and mineral ores, and for medical and general academic research, among other uses.

      o Our devices are typically turned on for a period of only 100 seconds, with a maximum of 10 minutes in difficult to decipher cases. Once the inspection is over, the residual radiation from the metal components of the neutron generator is insignificant (measured in mini-Sieverts), has a range of about one foot to three feet in the air and ordinarily lasts only about 20 minutes. Accordingly, there is no known danger to persons who later handle the objects that have been exposed to neutrons through examination by our devices.

      o Between 500 and 1,000 sealed tube neutron generators are manufactured annually by over ten established companies both in the U.S. and in Europe. The primary manufacturers of these standard sealed tube generators are: ThermoMF Physics, Halliburton, Schlumberger, Baker-Hughes, EADS-SODERN and High Voltage Engineering Europa B.V.

As the manufacturer of a device involving a fast neutron generator, as stated above, we must comply with State and NRC regulations governing radiation exposure in the design and manufacturing of our products, including those relating to the shielding of workers in our facilities. The type and thickness of the material used to shield our personnel and the nature of the procedures (including how close an operator of our devices may be to the source of radiation) are defined by the NRC and other regulatory authorities. Radiation workers, who have been trained to work with radiation as part of their job functions, can be subjected to radiation levels that are 50 times greater than the exposure levels permitted for members of the general public. Accordingly, depending on the configuration and application of our devices, or whether or not trained radiation workers are only present, the shielding and operating procedures will vary based on the duration and level of radiation emissions and possible exposure to both the operator and the general public. Although the radiation exposure to the public from use of our devices is negligible, our policy is to avoid its use in public places as much as possible (although we have no control over what customers will do with the devices in the future once they pass out of our possession). Bomb Squad police have informed us during past demonstrations that in any event they routinely first clear the affected area of public bystanders to within 100 feet before turning on a radiation device.

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

On June 30, 2006, we were granted a Materials License from U.S. Nuclear Regulatory Commission (NRC) which allows us to operate our explosive detection devices in connection with our research and development activities for a period of ten years anywhere the NRC maintains jurisdiction within the 50 States, including areas of exclusive federal jurisdiction and all federal facilities. Prior to obtaining the Materials License, we have operated under a temporary license with a limited duration of 180 days per calendar year applicable to all federal jurisdictions combined. This Materials License will allow us greater freedom within NRC jurisdictions to test, demonstrate and co-develop under cooperative agreements our explosive detection systems. This license does not apply to those states which have reciprocity agreements with the State of California ("Reciprocity States"). As to Reciprocity States, HiEnergy will continue to contact the host state directly and subject to approval operate under its California License.

On August 3, 2006, we were issued by the Radiologic Health Branch of the State of California, Department of Health Services (CA-DHS), a "Certificate of Radiation Machine Registration". With the issuance of the certificate, CA-DHS has concluded that our devices are acceptable for radioactive materials licensing. Notably, regulatory authorities at both the national and state levels can rely on this registration certificate in their evaluation of requests made by purchasers and operators to amend their radioactive materials licenses to permit use of our products.

In early March 2006, we applied for a California Sealed Source and Device Registration for our SIEGMATM 3E3 and 3M3 explosives detectors, which upon approval will pave the way for the listing of our devices on the Sealed Source and Device Registry (SSDR) of the U.S. Nuclear Regulatory Commission (NRC). The NRC maintains a registry of radiation safety information on sealed sources and devices that contain radioactive material, such as our SIEGMA(TM) systems. This registry contains the results of radiological safety evaluations performed by the NRC and state agencies responsible for radiation safety in states in which the NRC has ceded this evaluation authority to those agencies.

Lastly, we have also submitted an application to amend our current Research and Development Radioactive Material License Number 7127-30 to allow for Manufacturing and Distribution. We believe that since our detectors use standard solid-sealed neutron tubes supplied by a leading manufacturer without any modifications, the design for which has been evaluated and approved by the state, we expect to receive approval by September 2006.

We believe that all of our radiation safety policies and procedures, both relating to the design and operation of our products as well as the construction and operation of our facilities, are in conformity with current, applicable U.S. federal and state law regulations. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray machines. For example, measurements we have taken with radiation survey instruments show that a three-minute, direct, unshielded exposure to our AtometerTM detectors at a distance of one meter would deliver a dose of 0.1 milli-Sieverts (mSv), which is significantly lower than that of a medical CT x-ray scan.

Further, we believe the design and incorporation of appropriate shielding in our products, and the development of appropriate operating procedures in view of their intended use, will not be difficult. Nevertheless, compliance with these rules, regulations and licensing requirements does entail additional cost, effort and time in bringing our products to market, and there can be no guarantee that we will be able to comply with future U.S. federal, state and international radiation safety requirements within our existing policies and procedures, nor that we will be able to implement compliant policies and procedures in a commercially viable manner or within our resource capabilities, as further described under the heading Risk Factors later in this Report.


EXPORT CONTROLS

We have determined that our current devices, incorporating the standard neutron generator described above, is not within the scope of the United States Munitions List, maintained by the U.S. Department of State under the International Trafficking in Arms Act, and therefore no license is required to market and sell our current devices. Future products we may develop, or future changes in the existing U.S. federal regulations governing the classification of items defined as "munitions", may require us to obtain U.S. federal licensing, and there can be no guarantee that we will be able to obtain such licenses at that time.

We believe that the sale of its AtometerTM detectors, and any future explosive detection equipment (incorporating a neutron generator) developed by us to be used by civil authorities to fight criminal and terrorist activities outside of the United States, would be subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security (BIS). The licensing program effected under the Bureau of Export Administration is designed to monitor exports of items which could adversely affect regional stability or the military balance within a given region, and to protect the national security and foreign policy interests of the United States. These regulations have been expanded to include controls on explosive detection equipment technology, and classified such equipment, including related software and technology, under Export Commodity Control Number (ECCN) 2A983 in April 2003. Although we have not submitted a formal commodity classification request to the BIS, we believe that the CarBomb Finder would most likely be classified under ECCN 2A983. The effect of this classification would be to impose a license requirement for Regional Stability reasons for the export of explosive detection equipment, software and technology to all destinations except members of the North Atlantic Treaty Organization (NATO), Australia, Japan, and New Zealand.

According to the BIS' own website
[www.bxa.doc.gov/PoliciesAndRegulations/04ForPolControls/Chap3_
RegStability.htm], "the U.S. Government will generally consider applications for such licenses favorably, on a case-by-case basis, unless the export would significantly affect regional stability." Accordingly, if sales of our currently-anticipated products are made to countries which are not restricted pursuant to the Commerce Department's listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", no special licensing will be required. Sales to restricted countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the Department of Commerce, may require us to obtain federal licensing, and there can be no guarantee that we will be able to obtain such licenses at that time. Some of our products in development may be deemed regulated military devices subject to special export restrictions under the U.S. Department of State regulations and/or subject to the U.S. International Trafficking in Arms Act. However, in the event that any of our future products are conferred "dual use" status (meaning that they can be utilized for both commercial and governmental/defense applications), such as our landmine detection equipment currently in development, their export could instead be subject to the control regulations administered by the BIS, which generally are less stringent.

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

As part of our risk management and litigation management strategies, we are seeking designation and/or certification from the DHS for our AtometerTM explosive detection devices. If the DHS approves our products as QATTs, we would enjoy some or all of the benefits described above. There can be no assurance that any application we submit for either certification or designation by the DHS will be approved or, even if it is, that we will be able to afford even the minimum amounts of liability insurance which the sellers of designated QATTs and certified Approved Products and Services generally must maintain. Furthermore, it should be noted that the SAFETY Act affords no protection against any claims or liabilities arising out of circumstances other than acts of terrorism, and that the designation or certification by DHS of any product should not be expected to assist in any way with respect to either purchases by, or the receipt of grants from, governmental agencies or other organizations with respect to such product or its manufacturer.

AUTHORIZED EQUIPMENT LIST (AEL)

In March 2006, our AtometerTM explosive detection system was included in the U.S. Department of Homeland Security's Authorized Equipment List (AEL). All equipment acquisitions under the various grant programs administrated by the DHS Office of State and Local Government Coordination and Preparedness (SLGCP) and the Office for Domestic Preparedness (ODP), including the State Homeland Security Program, the Urban Areas Security Initiative and the Law Enforcement Terrorism Prevention Program, require that all equipment meet certain guidelines in order to be AEL qualified as acceptable expenditure items. The AEL provides for equipment standardization and interoperability for state and local emergency prevention, preparedness, and response personnel and is often updated for new grant solicitations and streamlines the acquisition process for listed equipment.


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


EMPLOYEES

We have seventeen full-time employees as of the date of this Report, including four senior scientists. We believe that our employee relations are favorable. None of our employees is represented by a collective bargaining unit. To the extent we may need additional manpower support especially as our one-off manufacturing efforts commerce in earnest, we have been granted access to a fully-equipped machine shop by Del Mar Avionics, which maintains its principal place of business in our same building, and we are able to use its staff of machinists on an hourly-rate basis.

We believe that our employee relations are generally favorable with the exception of one pending issue. In approximately July and August of 2005, our former CEO and Chairman, without prior Board approval and without conferring with legal counsel, notified certain employees that subject to pricing and final terms decided by the Board, they would receive shares of our common stock to be registered for resale of Form S-8 and vesting in four equal quarterly installments on November 1, 2005, February 1, 2006, April 1, 2006 and August 1, 2006. On September 19, 2005, our Board executed a unanimous written consent authorizing the issuance of 482,143 restricted shares of Company common stock to these employees, and authorized the issuance of an additional 364,286 restricted shares of common stock as merit bonuses. To this date, the Company has not been able to make any such registration of these or any other shares and any new issuances would be subject to the restrictions of Rule 144, including a one year holding period, among other restrictions. Because of the shares' illiquidity and possible adverse tax consequences related to the receipt of such restricted securities, the employees declined to accept the stock and therefore no such issuances have been made.

Although we believe that following the refusal by these employees to accept the shares, we are no longer legally obligated to make such share issuances, our inability to provide shares to the employees registered for resale on Form S-8 has caused dissatisfaction among our employees. To the extent that this dissatisfaction results in reduced performance or causes personnel to leave the Company or reduce, our operations may be adversely impacted. We will attempt to assuage this dissatisfaction by providing additional compensation to these employees at such time and in the manner as is feasible in view of our limited resources. Such additional compensation may include, in the determination of our Board and current management, the issuance of shares from a registered stock grant plan or otherwise registered for resale. At the present time, we cannot determine the dollar amount of compensation or the number of shares that may be granted and can offer no assurances that we will ever assuage this dissatisfaction by providing additional compensation to these employees.

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

STOICHIOMETRY             The art and science of deciphering the chemical
                          formula of a given compound, generally expressed as a numerical ratio, enabling one to determine the accurate atomic proportions of oxygen, nitrogen and carbon. Prior to the advent of our Atometry, stoichiometry was possible only via the invasive method of chemical analysis using test tubes.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our facilities are located at 1601-B Alton Parkway, Irvine, California 92606 and consist of approximately 13,262 square feet of office space, inventory storage and space set aside for some product assembly, plus 2,400 feet of outdoor testing space. We rent these facilities from Del Mar Avionics, a company owned by one of our former directors under a lease agreement which provides for monthly rent payments of $17,591 and expires in October 2006. We are currently negotiating an extension to our lease.

Within this space, we have built one open-air testing facility and two enclosed testing facilities, which are equipped with two test/demonstration vehicles for car bomb detection, an airport luggage testing setup, and an open pit for landmine tests. A temporary wall provides more than adequate radiation shielding to the scientists and other observers, who analyze results and demonstrate the technology from within an on-site portable building, in accordance with the standards mandated by the State of California, which we are observing in our laboratory shielding designs are considered the strictest in the United States. Our test sites have been designed in compliance with these requirements and both the design and site were approved by the Radiation Safety Officer on July 16, 2003.

In the event we are required to relocate our offices, it is most likely that we will incur significant relocation expenses and potentially experience an interruption to certain elements of our operations, such as research and development activities involving the use of radioactive sources. Accordingly, management is committed to take any and all actions necessary to mitigate the risks of relocation, including coordinating compliance with the appropriate regulatory agencies and securing transitional space through a sublease with local research institutions, if necessary. At this time, we cannot estimate the cost or time requirements associated with relocation, the build-out of any new office space, or an approval from the Radiologic Health Branch of the State of California, Department of Health Services of any new testing facilities.


ITEM 3. LEGAL PROCEEDINGS

FILED COMPLAINTS

In January 2005, we were served with a Summons and Class Action Complaint for Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named HiEnergy and its former Chairman, Dr. Bogdan C. Maglich, among other named defendants, on behalf of a class of persons who acquired our stock during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and our purported failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. We engaged two legal firms to vigorously defend us in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, we timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of HiEnergy or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of HiEnergy to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part our Motions to Dismiss, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that we filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed us that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Our counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

In October 2005, a claim was filed against us with the Supreme Court of the County of New York, New York by HWH Enterprises ("HWH") (Civil Action No. (Index No. 603438/05). HWH is seeking collection of $101,621.18 allegedly owed to it for public relations services purported to have been provided to us during the prior fiscal year. We have engaged local counsel and intend to defend ourselves and our counsel will respond with appropriate challenges. Depositions have been scheduled in September 2006. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

On July 27, 2006, we filed a complaint for breach of contract against our former CEO, Dr. Bogdan C. Maglich with the Orange County Superior Court, Santa Ana, California, Case No. 06CC08456. The complaint alleged, among other things, that Dr. Maglich had violated his employee confidentiality agreement and sought injunctive relief, unspecified damages according to proof, interest, and attorneys' fees. On August 1, 2006, the Court granted an ex parte Temporary Restraining Order and Order to Show Cause Why Preliminary Injunction Should Not Be Issued ("TRO"). The TRO provided that, pending hearing on the Order to Show Cause, which the court set for August 22, 2006, Dr. Maglich, his agents, assigns, and all those acting in concert with him were restrained and enjoined from: (i) "violating the Confidentiality and Assignment of Inventions Agreement dated October 7, 2003;" and (ii) "violating the promise contained in your letter agreement with plaintiff dated April 12, 2006 that you `hereby agree to be bound by the Cure Statements' of your then attorney, . . .attached thereto, that `Dr. Maglich agrees to refrain from disseminating any information that the Board [of Directors of Plaintiff HiEnergy Technologies, Inc.] believes may be confidential inside information without the Board's approval, and agrees to refrain from disseminating any statements about the Company without the Board's approval." The order continued: "Notwithstanding anything to the contrary herein, defendant is not restrained from making private, bona fide complaints to regulators, police, or prosecutors about the company." As of the date of this report, due to limitations on the removal of directors by the Board under applicable corporate law, Dr. Maglich currently continues to serve as a director.

On August 22, 2006, after oral argument of counsel, the court invited our counsel to submit a proposed preliminary injunction to enjoin disclosure of specific categories of our trade secrets/confidential information. The court declined to issue a preliminary injunction on terms as broad as set forth in the TRO or based upon Dr. Maglich's letter dated April 12, 2006. The Court stated it would hold the proposed injunction for ten days after submission pending receipt of objections by Dr. Maglich's counsel.

On August 21, 2006, Dr. Maglich sent to one or more of our investors a copy of a purported complaint by Dr. Maglich against the us and our CEO, Roger Spillmann. The purported complaint claims, among other things, that the Orange County, California Superior Court had been asked by us to override federal rules, regulations, or statutes. The complaint appears to be largely a repetition of prior allegations by Dr. Maglich, excluding the new allegation, as stated above, that the state court had been asked to disregard federal law. We deny the allegations and contend that (i) the state court has been acting lawfully in restraining Dr. Maglich's improper conduct; (ii) Dr. Maglich's communications with investors were in violation of the TRO; (iii) the allegations are frivolous and are brought by a former disgruntled employee in bad faith; and (iv) Dr. Maglich is involved in a vendetta against us for his own purposes. We are committed to full compliance with all SEC and other state and federal rules, regulations, and statutes.

On January 24, 2006, personal legal counsel for our fomer Chairman, Dr. Bogdan Maglich, submitted a memorandum to our Board of Directors alleging that, despite our payment to Dr. Maglich of salary, bonuses, expenses and other benefits, some of the provisions of his employment agreement had not been implemented, resulting in an adverse financial impact to Dr. Maglich personally. Dr. Maglich's legal counsel proposed to settle this claim for (i) cash or a demand note in the amount of $66,569, (ii) $188,271 worth of common stock registered for sale, and (iii) $232,785 of restricted common stock. On January 25, 2006, Dr. Maglich's personal legal counsel met with our Board during which meeting it was agreed that Dr. Maglich and the Company would attempt to settle the claims. However, in his cross-complaint, Dr. Maglich now claims that the memorandum concluded that the Company owed him $487,000 in unpaid benefits and that the Company "orally agreed" that it owed him this amount. On February 9, 2006, Dr. Maglich's personal legal counsel sent a letter to the Board stating that the failure to accede to these demands and provide Dr. Maglich with certain other requested benefits, could be viewed as a constructive termination and entitle Dr. Maglich to two years severance pay pursuant to his employment agreement and "result in other significant effects on the Company." On February 17, 2006, the Company's Board of Directors removed Dr. Bogdan Maglich from his position as our Chief Executive Officer and suspended him from his duties as Chairman of the Board, Treasurer and Chief Scientific Officer.

Effective April 18, 2006, we terminated Dr. Maglich as its Chairman and Chief Scientist in accordance with Section 10(a) of his Employment Agreement, which stated that the Company could terminate his employment at any time upon gross negligence or willful malfeasance by Dr. Maglich in the material performance of his duties and responsibilities to the Company under the agreement. Dr. Maglich claims that his suspension and subsequent termination as an employee of the Company was the result of age discrimination and national origin discrimination. Dr. Maglich also claims that he is entitled to $416,000 plus interest in severance payments under his Employment Agreement. However, the signed original version of the Employment Agreement in our files state that Dr. Maglich is only entitled to severance pay in the event of a termination "without cause."

On August 18, 2006, we were also served with a cross-complaint by Dr. Maglich filed on July 27, 2006 Superior Court of California, County of Orange, under case number 06CC084586. The cross-complaint alleges breach by the Company of oral and written contracts, age discrimination and national origin discrimination, retaliation for age and national origin discrimination, violations the Ralph and Bane Civil Rights Act, withholding corporate records from Dr. Maglich and withholding Dr. Maglich's personal property. Dr. Maglich seeks damages in the amount of $903,000 plus interest for alleged breach of contracts, a $25,000 civil penalty for alleged civil rights violations, punitive damages, legal costs, and unspecified cash damages for lost wages and benefits and for damages resulting form emotional distress, mental anguish and pain and suffering. We believe Dr. Maglich's claims are without merit and intend to assert a vigorous defense. The costs of defending against the charges could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

In August 2006, we were served with a Summons and Complaint by Mary Ann Mashita, filed on July 3, 2006 in the Superior Court of California, County of Orange, under case number 06CC0770. The Complaint named HiEnergy Technologies, our former Chairman, Dr. Bogdan C. Maglich, who is currently a member of our Board of Directors, and Maglich Family Holdings, Inc., a company affiliated with Dr. Maglich and a shareholder of the Company, In the Claim, Ms. Mashita alleges that she worked for Maglich Family Holdings as Dr. Bogdan Maglich's assistant for both personal and business matters and in December 2005, subject to written employment agreements only between Maglich Family Holdings and Ms. Mashita. Ms. Mashita alleges that she left her employment because of health and medical problems, and that on July 25, 2005, the California Employment Development Department ("EDD") mailed Maglich Family Holdings a request for information concerning Ms. Mashita's condition in regard to her claim for benefits. Ms. Mashita alleges a written response from Dr. Maglich was made to the EDD making false and defamatory remarks about her. As a result of these statements, Ms. Mashita claims that she became depressed and began suffering from obsessive paranoia and is entitled to compensatory damages, emotional distress damages and punitive damages. Ms. Mashita is seeking recovery against Dr. Bogdan Maglich, Maglich Family Holdings, and HiEnergy Technologies, Inc. We have engaged counsel and intend to vigorously defend these allegations in any further pleading with appropriate challenges to their legal sufficiency to state a claim upon which relief may be granted. We believe the Company's involvement in this legal proceeding is primarily because Dr. Maglich incorrectly signed the written response to the EDD as an officer of the Company, rather then in his capacity as an officer of Maglich Family Holdings, Inc. The costs of defending against the Complaint could be substantial; however we are unable to predict an exact amount, or even a meaningful estimate, at this time.

From time to time, we may be subject to other routine litigation incidental to the ordinary course of business, for actual or perceived violations of our agreements, or for other civil matters.

DISMISSED OR SETTLED MATTERS

On May 27, 2003, Mr. Barry Alter, a former Director, brought a lawsuit against us in the New Castle County Court of Chancery in Delaware to recover the advancement of expenses in the amount of $20,000 he allegedly incurred and future expenses he would incur in response to an SEC investigation which mirrored our investigation by the SEC, and for which Mr. Alter obtained separate legal counsel to represent him. That action was identified as Civil Action No. 20320NC. On June 17, 2003, Mr. Alter notified us that this action had been voluntarily dismissed without prejudice. However, to the date of this Report there has been no settlement of our dispute with Mr. Alter, and there can be no assurance that the claims he asserted against us will not be resuscitated at some time in the future.

In July 2002, we entered into a consulting agreement with Yeffet Security Consultants, Inc. and its beneficial owner, Isaac Yeffet ("YSCI"). Under the terms of this agreement, YSCI was to provide consulting services to us to further our marketing and business objectives. On October 29, 2003, we notified YSCI that we were terminating its contract on the grounds of inadequate performance. YSCI alleged that we breached the consulting agreement and sought to recover $449,540.91. Although we deny these allegations, on June 9, 2006, we entered into a Confidential Settlement Agreement and Mutual Release with YSCI which provides for a mutual reconciliation of disputes. As part of the Settlement Agreement, YSCI released us from all claims to recover the $449,540.91 and forfeited its options to purchase up to 1,000,000 shares of our common stock. Pursuant to the Settlement Agreement, we are required to make cash payments to YSCI as follows: (i) $27,000, which is payable within 15 business days following the execution of the Settlement Agreement, (ii) $36,541 representing accrued and unpaid services and expenses incurred in 2003, and
(iii) $153,000. Excluding the amount of the above-mentioned cash payment of $27,000, all amounts are due 150 days following the execution of the Settlement Agreement together with simple interest of 8% per annum on any unpaid balance accruing from the execution of the Settlement Agreement until full payment, provided that we have an additional thirty-day cure period to pay this debt if needed. We are also obligated to issue 775,000 shares (the "Settlement Shares") of our common stock to Isaac Yeffet within 60 days of the execution of the Settlement Agreement. In the event we breach our obligations of the Settlement Agreement relating to the payment of money or the issuance of shares, YSCI, after providing us with written notice and five business days to cure any such breach, may have the arbitrator enter a judgment for the unpaid balance of the cash payments plus the cash value of any undelivered stock.

In April 2005, a claim was filed against us with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc. ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection on behalf of the partnership of $107,300 allegedly owed for services purported to have been fully-provided to us. We engaged local counsel and filed on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting our Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against us related to the matters within its claim. In August 2005, DDI filed a new lawsuit on behalf of the partnership which is expected to go before the Court following an appropriate period for discovery. In August 2006, we entered into settlement discussions with DDI and in September 2006 DDI caused the lawsuit to be dismissed without prejudice. There can be no assurance that the claims DDI asserted against us will not be resuscitated at some time in the future.

In November 2005, a claim was filed against us with the District Court of Orange County, California by SBI-USA ("SBI"). SBI sought collection of a fee in the amount $50,000 allegedly owed to it for financial advisory services purported to have been provided to us during the fiscal year ended 2003. In July 2006, we agreed to mediation and entered into settlement discussions to avoid further litigation costs. On September 6, 2006, we entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") with SBI. As part of the Settlement Agreement, SBI agreed to cause the lawsuit to be dismissed and both parties agreed to release each other from any and all other claims each party might have against the other. Pursuant to the terms of the Settlement Agreement, we will pay SBI an aggregate of $35,000. As of date, we made a payment of $8,750 and are required to pay SBI monthly payments of $2,000 each month with a lump sum payment due by December 29, 2006 in the amount of $20,250. In the event we fail to make an installment payment by the required date, the Company has a ten-day period to cure. Should we not make the payment within the cure period, SBI would be entitled to an entry of judgment in its favor and against us in the amount of $60,000.

In December 2005, we were served with regard to a Complaint filed against us by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $20,000. A hearing before the California Labor Commissioner was held in May 2006, during which the consultant agreed to withdraw the Complaint and release us from any and all other claims for a cash settlement payment in the amount of $15,000.

In December 2005, a claim was filed against the Company with the County Court of Dallas County by Lockwood Greene Engineers Inc. ("LGE") (Cause No. cc-05-12059-b), in which LGE sought collection of a fee in the amount of $44,707.50 allegedly owed to it for engineering and construction services purported to have been provided to us during the fiscal year ended 2005. On July 20, 2006, we entered into a Confidential Settlement Agreement (the "Settlement Agreement") with CH2M Hill Lockwood Greene as the successor to LGE. As part of the Settlement Agreement, LGE agreed to immediately cause the lawsuit to be dismissed, which confirmation notice from the Court has been received, and both parties released each other from any and all other claims each party might have against the other. Pursuant to the terms of the Settlement Agreement, we are required to pay LGE an aggregate of $40,000 in four installments of $10,000, due respectively on July 21, 2006, October 20, 2006, January 19, 2007 and April 20, 2007. In the event we fail to make an installment payment by the required date, the Company has a ten-day period to cure. Should we not make the payment within the cure period, LGE would be entitled to refile the lawsuit seeking payment for the unpaid amounts due under the Settlement Agreement plus accrued legal fees and interest as allowed by law from the date the unpaid installment was due.

On August 18, 2006, we received notice of charge from the Equal Employment Opportunity Commission ("EEOC") (Charge 488-2006-00735), in which Dr. Maglich has challenged that the termination of his employment by us was due to age and national origin discrimination. On September 1, 2006, we received copy of a dismissal from the EEOC of the charges in connection with the filing of Dr. Maglich's cross-complaint in the California Superior Court.


POTENTIAL LEGAL ACTIONS

In December 2005, we received a letter from EADS North America, Inc. ("EADS") alleging that we breached a lease agreement between us and EADS, dated April 29, 2004 (the "Lease"). Pursuant to the terms of the Lease, EADS was to deliver ten neutron generators on a fixed schedule agreed upon by both parties. We received four of the ten neutron generators with significant delays due to production and support issues and ceased payments pending resolution. Prior to the end of the Lease, we returned the four generators that we had received due to non-performance by EADS and sought termination of the contract. The letter from EADS alleges that we failed to meet our payment obligations, and demands early termination payments, cancellation of discounts and other charges unrecognized by us, and threatens litigation in the event we fail to cure immediately. We have recorded $239,017 for lease payments in accordance with terms of the lease while we attempt to resolve the matter. In June 2006, we received a supplemental letter from EADS detailing additional charges disputed by us for premature cancellation and return of equipment in an amount equal to $280,415. As of this date, no legal action has been filed by either party and we intend to defend ourselves against any legal proceeding that may be brought by EADS on the basis indicated in this letter. We are unable to predict a meaningful estimate of the costs of defending ourselves against any possible legal action, should one be filed in the future. We have other sources of neutron generators and our ability to manufacture our products has not been materially impacted by this dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Registrant during the fourth quarter of the fiscal year ended April 30, 2006.

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

Risks Related To Our Business

General Business Risks

We have a history of losses and an accumulated shareholders' deficit of $40,432,588 as of April 30, 2006, and we may never achieve profitability.

We have not generated any revenue from operations, and we have incurred net losses available to common shareholders every year since our inception, including $8,632,428 for the year ended April 30, 2006, as compared to $9,984,565 for the prior year period, and $39,003,554 for the period from August 21, 1995 (inception) through April 30, 2006. Although we reduced operating expenses during the last quarter of the fiscal year, our operating expenses remain high due in part to investments we are making in connection with the commercialization, manufacture and marketing of our initial Atometer(TM) detectors. To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

During the period from May 1, 2005 through April 30, 2006, excluding sources or uses from working capital, we have experienced average monthly negative cash flows from operations of approximately $280,000 with no revenues. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of our Atometer(TM) detectors are poorly received or fails altogether.

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

While we have developed prototypes and are introducing our first commercial products, except for the purchase by Southeastern Pennsylvania Transportation Authority (SEPTA) and orders placed by our resellers in Spain, we have had no significant sales. Because of the few orders and the fact that the markets for our Atometer(TM) detectors remain largely untested and undefined in general, we are still classified as a development stage company with a limited operating history.

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

The commercial viability of our Atometer(TM) detectors is unproven, and may never be realized.

As of the date of this Report, we have not had independent testing of the Atometer(TM) detectors to rate or certify their functionality in explosive detection, nor have we commissioned an independent market or research study to determine their market potential. Consequently, the commercial viability of our Atometer(TM) detectors is unproven at this time. We also have had limited field testing experience and are unable at this time to qualify the amount and frequency of maintenance to be required by our Atometer(TM) detectors, and we have limited experience in causing, or simulating, extensive usage. We have identified reliability issues which require us to create more "hardened" or "ruggedized" equipment and will continue to seek improvements in design and function. Our inability to resolve these issues or a significant increase in the amount of maintenance required to keep the devices operating may result in unforeseen problems or customer dissatisfaction. If this were to occur, current or prospective customers could very well perceive that there are reliability problems with our products, which could reduce the demand for our products. If commercial opportunities are not realized from the use of our Atometer(TM) detectors and we have difficulty attracting and maintaining customers, our ability to generate revenues will be adversely affected. We also have not had the ability to undertake extensive testing in real-world situations, and cannot with certainty explain how the device would be impacted by severe weather, burning or excessive heat, a wartime environment, various topographies or other circumstances which maybe of particular importance to certain prospective customers or in certain regions. Without internal data in respect of these kinds of testing, prospective customers may be reluctant to spend the funds necessary to purchase our Atometer(TM) detectors, or any of our other prototype developments, and the sales cycle may be much longer than anticipated or may not materialize at all, either of which events would have a materially adverse effect on our business, operations and financial condition.

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

We have limited resources to devote to product development and commercialization. If the commercialization of our Atometer(TM) detectors proves unsuccessful, any reallocation of resources could substantially harm our business.

Our business strategy is to develop, manufacture and market products incorporating our stoichiometric technology to address initially the security and counter-terrorism market and the chemical and petrochemical industry control market. Our current and primary objective is to commercialize our proprietary Atometer(TM) detectors. We believe that in the near term our revenue growth and profitability, if any, will substantially depend upon several factors, including the following:

      o our ability to raise additional capital to manufacture and market our current devices, the CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM) systems;

      o our ability to raise additional capital for general and administrative costs relating to our operations;

      o our ability to manufacture our Atometer(TM) detectors in commercial quantities, at a reasonable profit margin;

      o receipt of any requisite approvals from the Nuclear Regulatory Commission (NRC), the Department of State, the Department of Commerce, the Department of Defense, and similar state or foreign authorities, as applicable;

      o market acceptance of our Atometer(TM) detectors and after-market satisfaction related to performance and maintenance issues;

      o legislative or other government actions driven, in part, by the public's perception of the threats facing the population and unrelated political circumstances, which may leading to significant fluctuations in demand for our products and services;

      o the availability and cost of key components for our Atometer(TM) detectors;

      o the timing of completion of acceptance testing for our Atometer(TM) detectors; and

      o changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM), caused by promotional offerings, customer volume orders, or competitive pricing pressures.

We have introduced our CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM) systems only recently, and all other applications of our technology are prototypes or at earlier development stages. For the year ended April 30, 2006, we incurred expenses of $2,044,323 or 32% of total operating expenses on research and development, and we incurred expenses of $4,341,372 or 68% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization and marketing of Atometer(TM) detectors. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of our Atometer(TM) detectors will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

If we fail to commercialize our CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM) systems, we will have no other products to sell until we complete their development and commercialization, which will require additional capital and time. As a result, our ability to generate revenues will decrease, which could substantially harm our business. Because we have limited resources to devote to product development and commercialization, any reallocation of resources to the commercialization and marketing of our devices that proves unsuccessful may delay or jeopardize the development of other products. The development of new products require time and financial resources much greater than what we currently have or anticipate, and despite significant investments in research and development, may not yield commercially successful products. The development of our products for the detection of explosives, special nuclear materials, illicit drugs, biological agents and other contraband is highly complex.

Due to our losses and accumulated deficit, we have concerns about our ability to continue as a going concern.

Our independent certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the year ended April 30, 2006, and all subsequent periods, to include an explanatory paragraph related to our ability to continue as a going concern, stating that "the Company had negative cash flows from operations of $14,591,664 for the period from August 21, 1995 (inception) to April 30, 2006,. In addition, the Company had an accumulated deficit of $40,432,588 and was in the development stage as of April 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

Companies which possess much greater financial and other resources and have more manufacturing, marketing, sales and distribution experience than we have, may develop a technology which competes effectively with our stoichiometric technology, and we may be unable to capture or maintain market share.

Based upon our review of the industry, we believe that no other company today markets a technology which is similar to or competitive with our stoichiometric technology used in our Atometer(TM) detectors, and the other prototype devices referenced in this Report. The market for explosives and contraband detection equipment generally is dominated by a few very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a huge competitive advantage over us were they to begin to compete in our market. Our ability to market our technology as "unique" is dependent upon the fact that these larger, better-established companies do not have the ability to determine the exact identity, amount and weight of each element their equipment detects. If one of these competitors was to throw sufficient capital and other resources at developing a competitive technology, notwithstanding our efforts to secure protection of our core intellectual property rights, they might be able to do so, in which case it would be very difficult for us to compete and we might not be able to maintain our existing market share as of that point, or capture any additional market share, with our products. Furthermore, if one of these competitors were to develop a technology which was viewed as an improvement over our existing technology, our ability to maintain any segment of the neutron-based detection market might disappear altogether, which would have a materially adverse effect upon our business, operations and financial condition.

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

Our future success will be due, in part, to the continued services of our senior management team. The loss of services by one or more members of our management and scientific teams could negatively affect our business and development strategies. Members of our executive and scientific team, may be harmed. In order to meet our objectives, we will need to recruit additional members for our senior management team. We also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that could be self sufficient and operate with minimal supervision. As a result, our future growth and success will depend in large part upon our need and ability to attract and retain qualified personnel.

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

We are pursuing various international business opportunities, including opportunities in Turkey, Spain and the Middle East. We anticipate a number of additional risks associated with our international activities, which could adversely affect our business including, among others, the following:

      o     changes in domestic and foreign regulatory requirements;
      o     political instability in the countries where we sell products;
      o     differences in technology standards;
      o     foreign currency controls;
      o     longer payment cycles and inadequate collection system;
      o     fluctuations in currency exchange rates;
      o inconsistent intellectual property protections in foreign jurisdictions;
      o     export restrictions, tariffs, embargoes or other barriers;
      o     prejudicial employment laws and business practices;
      o     difficulties in obtaining and managing distributors; and
      o     potentially negative tax consequences.
6:31 AM 9/14/2006nce and our ability to successfully execute a manufacturing plan is untested.

In order to be successful, we must be able to manufacture, or contract for the manufacture of, our Atometer(TM) detectors in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have manufactured a limited number of systems for commercial sale, and have little experience in contracting third parties to manufacture the product for us. In order to move toward commercial production, in August 2004, we retained engineering and construction consultants to develop a detailed conceptual plan for a manufacturing facility, and in March 2005, we formed HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of our Atometer(TM) detectors. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate any manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 Atometer(TM) detectors at our facilities in Irvine and to continue this effort during fiscal year 2007, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

Our manufacturing strategy, as contemplated, depends on the following:

      o the ability to raise additional capital to cover the costs of constructing and equipping a facility and for the manufacturing of our Atometer(TM) systems in quantities necessary to meet anticipated demand should approval by regulatory authorities be obtained;
      o the ability to manufacture products that have minimal and acceptable defects;
      o     the ability to obtain product liability insurance;
      o the ability to obtain approvals from any applicable state or federal regulatory agencies;
      o     unexpected changes in regulatory requirements;
      o     inadequate protection of intellectual property; and
      o risks of fire, earthquake, or other man-made or natural acts affecting manufacturing facilities.

Any of these factors, or the failure to execute them, could delay the manufacturing of our Atometer(TM) detectors, lead to higher costs, irreparably damage our reputation with future customers due to factors such as quality control or delays in order fulfillment, and result in our being unable to effectively sell our Atometer(TM) detectors and substantially harm our business.

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

We anticipate that at least the first 10 units of our Atometer(TM) detectors we may be able to sell will have to be manufactured in-house, one at a time, with limited staff and resources, and without the ability to take advantage of the economic efficiencies which we would expect if our product is successfully launched and can be manufactured at higher numbers in full production. We may never reach that level of production and, if we don't, then our manufacturing efforts will not produce any profit for us or our stockholders, and we may potentially have to sell units at a loss (if our cost of goods, including manufacturing of each unit, exceeds the purchase price we are able to charge our customers for these initial units). If we cannot convert our commercial manufacturing operation into a profit center for our company, it will have a materially adverse impact on our business and operations, and our overall financial condition.

We rely substantially on third-party suppliers and depend upon a limited number of suppliers of one of our components for our Atometer(TM) detectors (the gamma ray detector). The inability to obtain parts from these suppliers on a timely basis and the loss of product or delays in product availability from one or more third-party suppliers could substantially harm our business.

We currently rely on third-party suppliers for various parts of our Atometer(TM) detectors, including neutron generators with custom modifications and certain sub-assemblies. For example, we obtain the standard sealed tube neutron generators we use from the supplier, on a purchase order basis.

We believe that alternative sources for these components in the event of a delay or interruption in supply would be readily available on a timely basis, however, any inability by us to find alternative sources of key components, alternative third-party manufacturers or sub-assemblers, or sufficient quantities of these key components, would impair our ability to manufacture and sell our Atometer(TM) detectors and result in delays or interruptions in shipments, which could cause current or potential customers to seek out competitors. In addition, if we are unable to pay for these components on a timely basis, or cannot arrange sufficient available credit, our third-party suppliers may delay or cease shipments, which would also impair our ability to manufacture and sell our Atometer(TM) detectors. We currently do not have long-term agreements with any of these suppliers. Furthermore, in view of the high cost of many key components, we would strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time, which would impair our ability to manufacture and sell Atometer(TM) detectors and cause substantial harm to our business.

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

We, like most companies, purchase components for our products from third party suppliers. We have patent applications pending that are directed to various combinations of some of these components, but do not cover any of these components separately. Competitors could purchase the same components from the same suppliers and assemble similar products to the extent not protected by patent protections or other intellectual property rights. We cannot assure you that our competitors will not independently develop comparable or superior technologies using similar or identical components or that our competitors will not obtain unauthorized access to our proprietary technology and utilize it where we have no patent protection or where patents do not cover the competitor's technology. Areas of the world where we do not have patent applications include, for instance, the Middle East, Russia, Africa, and South America. We believe that we have applied for patents in countries, which constitute the largest markets for our products, and we intend to expand our patent portfolio. We have applied for patents in the United States, the European Union, Canada, and Japan and as improvements are made we intend to file also elsewhere for any potential patent protection. See the discussion under the heading Intellectual Property Risks.

We may be unable to secure anticipated governmental funding for future products; we are currently unable to obtain an SBA Certificate of Competency.

We plan to apply for several government contracts for the development of future products; however, such contracts may not be obtained. We have successfully obtained a total of seven government development contracts to date from the U.S. Department of Defense, U.S. Department of Energy and U.S. Customs Service to finance our research and development. Contracts may be denied for reasons that include funding of the program, our financial position and abilities, or for other reasons. We cannot assure investors that additional government research and development contracts or funding will become available in the future or that we will receive any additional funds due under previously secured contracts. If the government discontinues its sponsorship for our technology, we would have to raise or divert additional capital for product development, which could adversely affect our business. Furthermore, we are aware that competitors and potential competitors in the explosive detection market have also received development grants. Any future grants to competitors or potential competitors may improve their ability to develop and market advanced detection products that could compete with our technologies.

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

If our losses continue into the future, our business and our stockholders will be adversely affected. We are therefore attempting to reduce our dependence on governmental customers, which can require longer than average lead times before sales are made.

We have incurred net losses since our inception. For the year ended April 30, 2006, we reported net losses available to common shareholders of $8,632,428 as compared to a net loss available to common shareholders of approximately $9,984,565 for the year ended April 30, 2005. Our accumulated deficit through April 30, 2006 is $40,432,588. We expect that our losses will continue into fiscal year 2007. We estimate that our aggregate financial requirements will be between $4,000,000 and $6,000,000 for the fiscal year, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

We may grant third parties substantial marketing rights to our Atometer(TM) detectors in an important market or industry. If the third parties are unsuccessful in marketing our detectors, our marketing plan for the relevant territory or industry could be jeopardized or interrupted.

From time to time, we may enter into distribution agreements with third parties which provide substantial rights or exclusivity with regard to the marketing and sale of our products to a particular region or industry These agreements would make us greatly dependent on the ability of these third-parties in penetrating and making sales within certain markets or industries. We generally attempt to control this dependency by providing minimum performance requirements as to sales activity and tangible results and providing acceptable cancellation or termination provisions. Although we may have the right to cancel or terminate these agreements, there may still be significant costs associated with extricating ourselves from certain agreement and market share could be compromised if a smooth transition to another distributor is not made.

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

Regulatory and Legal Risks

The CarBomb Finder(TM), SIEGMA(TM), STARRAY(TM) systems and any future products in development utilizing our Atometry(TM) technology would be subject to radiation safety regulations and licensing requirements. Complying with these requirements may result in delays in the deployment and customer utilization of these and future products.

Our CarBomb Finder(TM), SIEGMA(TM), STARRAY(TM) systems and any future products in development utilize a process that results in neutron radiation. As a potential manufacturer of a fast neutron emitting device, we and our customers must comply with applicable state, local and federal governmental laws and regulations and licensing requirements, which may include those promulgated by the State of California, U.S. Nuclear Regulatory Commission ("NRC") and U.S. Food and Drug Administration ("FDA"), governing the design and operation of our products, including appropriate radiation shielding. Although fast neutron radiation demonstrates some properties different than other forms of radiation, we do not believe that fast neutron radiation presents any difficulties or creates any risks beyond those ordinarily encountered in connection with the fabrication and operation of other forms of radiation emitting devices commonly used in the general population, such as x-ray equipment. Further, we believe that the design and incorporation of appropriate shielding in our products and the development of appropriate operating procedures in view of their intended use are, as an engineering and public safety matter, relatively straight-forward matters. Nevertheless, compliance with these rules and regulations and licensing requirements entails additional expense, effort and time in bringing our products to market.

The manufacture and sale of devices which emit radiation are subject to the regulatory controls and standards of various domestic and foreign jurisdictions. These regulations may become more restrictive as policies, guidelines and standards change, and our activities as to current and future products may be curtailed or interrupted.

Currently, our Atometer(TM) detectors utilize a sealed tube neutron generator to create the stream of fast neutrons which is emitted from the device. These generators are off-the-shelf neutron generators which do not require licensing by the NRC to manufacture, but may be subject to additional state and local regulations. However, if we were to customize our own proprietary neutron generator for use with our products, such new generator would be subject to review and licensing by the NRC, and potentially by any other jurisdiction in which we may manufacture or sell our products in the future. Currently, the end users of our devices may be required to obtain NRC and other permits in order to operate them. There can be no assurance that the need to obtain end-user permits, and/or to comply with any future regulations which may be adopted by the NRC or other U.S. or foreign regulatory bodies will not limit, or be a bar, to our potential customers purchasing our products. Furthermore, the imposition of stricter permitting regulations on the manufacturing of devices that utilize the sealed tube neutron generator, or the increase in regulatory requirements if we were to develop our own customized neutron source, could be prohibitively expensive or adversely affect our ability to manufacture our devices as currently contemplated, which could have a materially adverse effect upon our future sales and financial condition.

If current Export Administration Act regulations were to change, or if our devices are purchased in countries which are viewed as a threat to regional stability, we could become subjected to the more stringent rules of the U.S. Department of State, and certain currently permissible sales activities could be limited or prohibited altogether.

Although we have not submitted a formal commodity classification request to the BIS, we believe our Atometer(TM) detectors would most likely be classified under ECCN 2A983, and subject to export control regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). Accordingly, sales of our currently anticipated products to countries which are not restricted pursuant to the BIS' listings for "Region Stability (RS-2)", "Anti-Terrorism (AT-1)", and/or "Non-Proliferation (NP-1)", require no special licensing. Sales to other countries will require licenses to be obtained for export, but we expect that we would fall into the category of items receiving "favorable consideration" due to the non-aggressive nature of our planned products. However, future sales to countries of concern, future products we may develop, or future changes in the existing federal regulations governing the administration of export controls by the U.S. Department of Commerce, may require us to obtain federal licensing, or become subject to more stringent rules of the U.S. Department of State. There can be no guarantee that we will be able to obtain such licenses at that time, or if we can that costs of doing so will not be prohibitive or significantly our poll of available customers.

If our products, such as the CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM) fail to detect or confirm explosives, we could be exposed to product liability and related claims and may fail to achieve market acceptance.

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

Facts related to a former director, Mr. Gregory F. Gilbert, and a separate investigation by the SEC involving persons suspected of stock manipulation were not known to us and were not disclosed in sales materials or filings with the SEC until February 2003. We do not believe that the information was material to the value of our company, and we believe that we have valid defenses against liability under the Securities Act of 1933, the Securities Exchange Act of 1934 and other state and federal securities laws. However, if a court decides to the contrary, we could be subject to liability under the Securities Act and/or under the Securities Exchange Act. Additionally, we may have liability under certain U.S. state securities laws, which laws may apply similar or different standards as the federal laws. In such case, we would pursue all of our rights and remedies, if any, against our former officers and directors to the extent, if any, they were culpable. We have disclosed these matters to our stockholders and the public and, therefore, purchasers of shares of our common stock subsequent to our making such disclosure in February 2003 would have no cause of action for our previously having failed to ascertain and disclose such facts.

A former director's outside legal proceedings were not promptly disclosed to the public.

Mr. Gregory F. Gilbert, a former director of the Company, was involved in several legal proceedings that were not disclosed by us in various reports with the SEC until we became aware of them in February 2003. Details of these legal proceedings have been disclosed in prior filings made by us. Stockholders could potentially assert that we acted negligently in failing to uncover a personal involvement of a director in such legal proceedings. Any related litigation could result in significant financial penalties and could have a negative effect on our financial condition.

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

The amount of the penalties paid or accrued as a result of the defaults described above for the year ended April 30, 2006 is 746,338 shares of common stock, $12,000 in aggregate face amount of additional convertible notes, and warrants to purchase an additional 3,695,245 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors and litigation against us.

From February 27, 2002, when trading in our shares commenced, through the date of this Report, the high and low closing bid prices of our common stock were $3.10 and $0.16, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and include:

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

We issued options to purchase 421,980 shares of our common stock to our former Chairman in fiscal year 2005 and options to purchase 529,510 shares in fiscal year 2006 for services rendered as our Chief Executive Officer and Chief Scientific Officer, pursuant to his employment contract. Also, pursuant to the terms of various other agreements entered into by the Company, we also issued or committed to issue options to purchase 2,535,000 shares and 1,464,510 shares in fiscal years 2005 and 2006, respectively, to other employees and directors. In fiscal year 2005 we issued a warrant to purchase 100,000 shares to our former controller. As to consultants, in fiscal year 2006 we issued or committed to issue options or warrants to purchase 177,179 shares. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We plan to issue a significant number of additional equity securities in the future and that will dilute the percentage ownership of the present holders or purchasers of our common stock.

There were 64,202,668 shares of our common stock outstanding as of April 30, 2006, which does not include 3,964,635 new shares we have committed to be issued. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. We also had outstanding as of April 30, 2006, warrants to purchase 13,986,358 and options to purchase 10,337,344 shares of our common stock. If we issue all of the shares underlying for those warrants and options in-the money, based on the April 30, 2006 closing price of our common shares of $0.34, and then outstanding convertible notes, this would result in approximately 6% dilution, of the ownership interest of holders of our common stock, and result in proceeds of approximately $335,739 in cash and approximately $900,000 in forgiveness of indebtedness. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock. Further, we have sold through private placements, warrants that have cashless exercise provisions, in which the holder shall receive a net number of shares based upon the share price on the trading day preceding the exercise date of the warrant if the underlying shares of warrants with cashless exercise provisions are not registered under an effective registration statement by a certain date. As of April 30, 2006, we had outstanding warrants to purchase a total of 4,801,291 shares which may be exercised by means of a cashless exercise. Accordingly, in the event there is a large spread between the exercise price and the share price on the trading day of our common stock, a cashless exercise of warrants could result in a significant amount of additional shares.

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

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our warrants and options could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock. From January 2005, our shares have appeared frequently on the "Threshold Security List" published in connection with Regulation SHO, which may indicate questionable shorting activity involving our securities. We have also learned that our listing on the Berlin-Bremen Stock Exchange ("BBSE") by a third-party poses a risk to our stock and provides an avenue for such short trading activity by providing a loophole in the short sales regulations adopted by the National Association of Securities Dealers. The loophole is applicable to those shares traded in the U.S. stock market and listed for trading on a foreign stock market, such as the BBSE, and purportedly held in foreign brokerage accounts. While we have taken steps to effectuate the delisting of our stock from the BBSE, under the rules of that exchange an issuer does not necessarily have the right to compel such delisting and, accordingly, there can be no assurance if or when our stock might be delisted from the BBSE. If our stock were not promptly delisted from the BBSE, it could have a materially adverse effect upon the price of our shares in the market and increase price volatility, which could in turn affect our ability to raise needed capital, which could have a materially adverse effect upon our business, operations and financial condition.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Below are the high and low closing bid prices of our common stock for the periods shown, as obtained from the National Quotation Bureau that compiles quote information reported on the National Association of Securities Dealers' composite feed or other qualified inter-dealer quotations' media and from other public sources. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common shares currently trade on the National Association of Securities Dealers ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "HIETE". Prior to August 19, 2006, our shares were traded on the OTCBB under the symbol "HIET". Upon receipt by the NASD of notification that HiEnergy Technologies has complied with its reporting requirements, the "E" is expected to be removed and our trading symbol reverted to "HIET".

                                                                                    -------------      -------------
                                                                                         High                Low
                                                                                    -------------      -------------

    Fiscal Year 2005-2006

    Fourth Quarter (February 1, 2006 to April 30, 2006) (interim)                           $0.52              $0.31

    Third Quarter (November 1, 2005 to January 31, 2006)                                    $0.69              $0.33

    Second Quarter (August 1, 2005 to October 31, 2005)                                     $0.88              $0.55

    First Quarter (May 1, 2005 to July 31, 2005)                                            $0.85              $0.61


    Fiscal Year 2004-2005

    Fourth Quarter (February 1, 2005 to April 30, 2006) (interim)                           $0.99              $0.70

    Third Quarter (November 1, 2004 to January 31, 2005)                                    $1.15              $0.67

    Second Quarter (August 1, 2004 to October 31, 2004)                                     $1.85              $0.61

    First Quarter (May 1, 2004 to July 31, 2004)                                            $2.34              $0.80


As of July 31, 2006, representing the last business day of our most recently completed fiscal quarter, we had 67,693,936 shares of common stock issued and outstanding, held by approximately 320 stockholders of record. Within the holders of record of our common stock are depositories, such as Cede & Co., that hold shares of stock for several brokerage firms which, in turn, hold shares of stock for a multitude of additional beneficial owners. Accordingly, it is impossible for us to determine exactly how many beneficial stockholders we actually have.


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


EQUITY COMPENSATION PLANS.

The following table sets forth information as of April 30, 2006 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

      o     all compensation plans previously approved by security holders; and

      o     all compensation plans not previously approved by security holders.

-------------------------------------- --------------------------- ------------------------ ---------------------------
                                                  (a)                        (b)                     (c)

PLAN CATEGORY                           NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                                        BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                                        OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                                          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       EQUITY COMPENSATION
                                                                                                 PLANS (EXCLUDING
                                                                                             SECURITIES REFLECTED IN
                                                                                                   COLUMN (a))
-------------------------------------- --------------------------- ------------------------ ---------------------------
Equity compensation plans approved     6,203,439                   $0.71                    0
by security holders (1), (2), (3),
(4), (5)
-------------------------------------- --------------------------- ------------------------ ---------------------------
Equity compensation plans not          2,216,726                   $0.59                    1,000,000(10)
approved by security holders (6),
(7), (8), (9)
-------------------------------------- --------------------------- ------------------------ ---------------------------
Total (11)                             8,420,165                   $0.68                    0
-------------------------------------- --------------------------- ------------------------ ---------------------------

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

(2) The employment agreement between Dr. Maglich and HiEnergy Technologies, which was terminated on April 8, 2006, provided for the issuance of stock options to Dr. Maglich annually through December 31, 2006 or the date of termination, options to purchase one percent per year of the amount of our common stock issued and outstanding at the end of each year with an exercise price equal to the average trading price for the preceding thirty days and with terms of five years.

(3) Pursuant to the foregoing (see footnote (2)), on February 11, 2003 our Board of Directors approved the issuance and grant of a non-qualified stock option to Dr. Maglich to purchase 416,717 shares of our common stock with an exercise price of $2.81 and a term that ends on February 11, 2008, pursuant to his employment agreement with us. On June 26, 2003 our Board of Directors approved (due to an error in the calculation of the grant approved by the Board on February 11, 2003) the issuance and grant of an incidental non-qualified stock option to Dr. Maglich to purchase an additional 40,000 shares of our common stock with an exercise price of $2.81 and a term that ends on February 11, 2008. On December 31, 2003, we granted Dr. Maglich options to purchase 313,221 shares of common stock with an exercise price of $0.87 and on December 31, 2004, we granted him options to purchase 421,980 shares with an exercise price of $0.98 for calendar years 2003 and 2004, respectively, pursuant to the terms of his employment agreement. In addition, on December 31. 2005, we granted Dr. Maglich options to purchase 529,510 shares with an exercise price of $0.49 for calendar year 2005.

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

(5) On May 16, 2003, our Board of Directors approved the issuance and grant of incentive stock options and non-qualified stock options under the Plan to purchase 400,000 shares of our common stock with an exercise price of $0.75 and a term that ends on May 16, 2009 to our employees and consultants. On June 26, 2003 our Board of Directors approved the issuance and grant of incentive stock options to purchase 90,000 shares of our common stock with an exercise price of $0.75 and a term that ends on June 26, 2009 to our employees. On July 16, 2003 our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 200,000 shares of our common stock with an exercise price of $0.50 and a term that ends on July 16, 2009 to our consultants. On August 27, 2003 our Board of Directors approved the issuance and grant of incentive stock options to purchase 65,000 shares of our common stock to our employees, and nonqualified options to purchase 40,000 shares of our common stock with an exercise price of $1.02 and a term that ends August 27, 2009 to our consultants. On November 7, 2003, our Board of Directors approved the issuance and grant of non-qualified options to purchase 100,000 shares of our common stock, with an exercise price of $0.35 and a term that ends November 7, 2009, to one of our directors. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to purchase 740,000 shares of our common stock, with an exercise price of $1.25 and a term that ends November 7, 2009, to our directors and consultants. On November 7, 2003, our Board of Directors approved the issuance and grant of nonqualified options to purchase 100,000 shares of our common stock, with an exercise price of $0.35 and a term that ends November 7, 2009 to one of our directors, and on December 4, 2003, we granted stock options to purchase 350,000 shares of our common stock, with an exercise price of $0.90 and a term that ends December 4, 2009, to our employees and consultants. On April 29, 2004, we granted stock options to purchase 100,000 shares of our common stock, with an exercise price of $2.06 and a term that ends April 29, 2010, to our employees. Of the options granted, 85,000 were subsequently forfeited pursuant to the terms of the Plan.

(6) On March 10, 2004, our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 29,000 shares of our common stock with an exercise price of $1.42 and a term that ends on March 10, 2010 to board members of HiEnergy Defense. On June 28, 2004, our Board of Directors approved the issuance and grant of incentive stock options to purchase 25,000 shares of our common stock with an exercise price of $1.78 and a term that ends on June 28, 2010 to one of our employees. On July 19, 2004, our Board of Directors approved the issuance and grant of incentive stock options to purchase 30,000 shares of our common stock with an exercise price of $1.09 and a term that ends on July 19, 2010 to one of our employees. On July 21, 2004 our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 100,000 shares of our common stock with an exercise price of $0.94 and a term that ends on July 21, 2010 to one of our board members upon his appointment. On August 5, 2004, our Board of Directors approved the issuance and grant of non-qualified stock options to purchase 200,000 shares of our common stock with an exercise price of $1.25 and a term that ends on August 5, 2010 to two of our board members upon their appointment. On August 18, 2004, our Board of Directors approved the issuance and grant of incentive stock options to purchase 25,000 shares of our common stock with an exercise price of $0.96 and a term that ends August 18, 2010 to one of our employees. On August 27, 2004, our Board of Directors approved the issuance and grant incentive options to purchase 25,000 shares of our common stock, with an exercise price of $0.85 and a term that ends August 27, 2010, to one of our employees. On November 5, 2004, our Board of Directors approved the issuance and grant of nonqualified options to purchase 330,000 shares of our common stock, with an exercise price of $1.04 and a term that ends November 5, 2010, to our directors and consultants. Of the options granted, 100,000 were subsequently forfeited pursuant to the terms of the grant.

(7) On January 19, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 390,000 shares of our common stock, with an exercise price of $0.72 and a term that ends January 19, 2011 to our employees. On January 19, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 500,000 shares of our common stock, with an exercise price of $0.72 and a term that ends January 19, 2011 to our Vice President/Corporate Secretary. On February 1, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 35,000 shares of our common stock, with an exercise price of $0.86 and a term that ends February 1, 2011, to one of our employees. On March 1, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 500,000 shares of our common stock, with an exercise price of $0.72 and a term that ends March 1, 2011 to our Controller. On April 1, 2005, our Board of Directors approved the issuance and grant of nonqualified options to purchase 315,000 shares of our common stock, with an exercise price of $0.01 and a term that ends April 1, 2011, to one of our directors. On April 29, 2005, our Board of Directors approved the issuance and grant of incentive options to purchase 50,000 shares of our common stock, with an exercise price of $0.73 and a term that ends April 29, 2011, to one of our employees. Of the options granted, 80,000 were subsequently forfeited pursuant to the terms of the grant.

(8) On June 25, 2005, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 25,000 shares of our common stock with an exercise price of $0.70 per share and a term that ends June 25, 2011, to one of our consultants. On July 19, 2005, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 30,000 shares of our common stock with an exercise price of $0.68 per share and a term that ends July 19, 2011, to one of our employees. On August 5, 2005, our Board of Directors approved the issuance and grant of a non-qualified stock option to purchase up to 200,000 shares of our common stock with an exercise price of $0.68 per share and a term that ends August 5, 2011, to two of our board members. On August 18, 2005, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 25,000 shares of our common stock with an exercise price of $0.68 and a term that ends August 18, 2011, to one of our employees. On August 27, 2005, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 25,000 shares of our common stock with an exercise price of $0.68 and a term that ends August 27, 2011, to one of our employees. On November 7, 2005, our Board of Directors approved the issuance and grant of a non-qualified stock option to purchase up to 330,000 shares of our common stock with an exercise price of $0.65 and a term that ends November 7, 2011, to four of our directors. On December 30, 2005, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 20,000 shares of our common stock with an exercise price of $0.38 and a term that ends December 30, 2011, to one of our consultants. On February 1, 2006, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 35,000 shares of our common stock with an exercise price of $0.39 and a term that ends February 1, 2012, to one of our employees. On April 29, 2006, our Board of Directors approved the issuance and grant of an incentive stock option to purchase up to 50,000 shares of our common stock with an exercise price of $0.34 and a term that ends April 29, 2012, to one of our employees.

(9) On July 12 2002, we issued and granted a non-qualified stock option to purchase up to 1,000,000 shares of our common stock with an exercise price of $1.00 per share to Isaac Yeffet. The stock option was issued in connection with a consulting agreement between Yeffet Security Consultant, Inc and HiEnergy Technologies. In June 2006, all of the above options were voluntarily forfeited by Yeffet pursuant to the terms of a Settlement Agreement. On September 25, 2002, we issued stock options to purchase an aggregate of 45,454 shares of common stock at $1.00 per share and on December 19 2002 we issued additional stock options to purchase an aggregate of 27,272 shares of common stock at $2.24 per share to Shea Wilson and Derek Woolston.

(10) On September 19, 2005, our Board of Directors approved a 2006 Consultant Stock Plan reserving 1,000,000 shares for issuance to consultants in compensation of services provided to the Company. Our management never implemented the 2006 Consultant Stock Plan and no shares have ever been issued under it. We anticipate that this plan will be cancelled at our next Board meeting.

(11) The preceding footnotes all affect this total.


RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding securities during the year ended April 30, 2006 that were not registered under the Securities Act of 1933, as amended:

      o In April 2006, we committed to issue 25,000 Shares to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 Shares. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In April 2006, we committed to issue 12,132 Shares and warrants to purchase 180,414 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In April 2006, we issued 1,886,600 Shares to The Yocca Law Firm, LLP in settlement of convertible promissory notes issued in connection with legal services rendered in the aggregate amount of $448,722.06, plus $117,257.94 of accrued interest. These holders were accredited investors when they acquired the notes and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In April 2006, we issued to David Baker, a member of our Board of Directors, a convertible promissory note for $25,000, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 10,000 Shares at a price of $0.60 per Share, for a cash investment of $25,000. The note provides for automatic exchange into the next qualified financing, as defined therein, at 110% of the then outstanding balance, including accrued interest. This investment was on the same terms as concurrently made by unaffiliated investors. The note was subsequently exchanged into an offering of our Series B Convertible Preferred Stock in June 2006. Mr. Baker is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In March 2006, we issued to Dr. Robert Neborsky a convertible promissory note for $300,000, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 120,000 Shares at a price of $0.60 per Share, for a cash investment of $300,000. The note provides for automatic exchange into the next qualified financing, as defined therein, at 110% of the then outstanding balance, including accrued interest. The note was subsequently exchanged into an offering of our Series B Convertible Preferred Stock in June 2006. Dr. Neborsky is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In March 2006, we issued to William A. Nitze, a member of our Board of Directors, a convertible promissory note for $31,500, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 12,600 Shares at a price of $0.60 per Share, for a cash investment of $31,500. The note provides for automatic exchange into the next qualified financing, as defined therein, at 110% of the then outstanding balance, including accrued interest. This investment was on the same terms as concurrently made by unaffiliated investors. The note was subsequently exchanged into an offering of our Series B Convertible Preferred Stock in June 2006. Mr. Nitze is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In March 2006, we committed to issue 10,000 Shares to the members of our Board of Directors, as compensation for meeting attendance. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In March 2006, we committed to issue 12,132 Shares and warrants to purchase 177,602 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In February 2006, we committed to issue 236,842 Shares to Vladimir Stanich as payment for accrued engineering consulting services of $90,000 rendered from August 15, 2005 through February 15, 2006. Mr. Stanich is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In February 2006, we committed to issue 10,000 Shares to the members of our Board of Directors, as compensation for meeting attendance. We believe the issuances of these securities were exempt under
            Section 4(2) of the Securities Act.

      o In February 2006, we committed to issue 12,132 Shares and warrants to purchase 174,790 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In April 2006, we committed to issue 1,001,151 Shares to Richard Melnick to satisfy outstanding convertible promissory notes in the aggregate amount of $300,345. Mr. Melnick is an accredited investor and we believe the issuances of these securities are exempt under
            Section 4(2) of the Securities Act and Regulation D.

      o In February 2006, we issued or committed to issue 611,892 Shares to Jackson Asset Management and Richard Melnick in exchange for $122,378 upon the exercise of warrants by accredited investors. We believe the issuances of these securities are exempt from registration pursuant to Sections 4(2) and 3(a)(9) of the Securities Act of 1933 and Regulation D.

All Shares issued as described above in this section were issued bearing a restrictive legend stating that the Shares were restricted securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and accompanying Notes, included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading "Risk Factors" in this Report.

Any reference to "we," "us" and "our" herein shall mean HiEnergy Technologies, Inc., together with its consolidated subsidiaries, HiEnergy Defense, Inc., HiEnergy Mfg Company, HiEnergy International, Inc., and HiEnergy Europe, Ltd, and its former majority-owned subsidiary, HiEnergy Microdevices, Inc.

OVERVIEW OF COMPANY

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company and creator of the world's first "stoichiometric" diagnostic devices that can effectively decipher chemical compositions of unknown substances, without human intervention. Traditionally, the practical determination of the chemical formula for a substance could only be accomplished invasively, through analytic chemistry, where the substance must be physically subjected to a series of complex tests involving chemicals, test tubes and a multitude of instruments.

Our AtometerTM detectors incorporate a proprietary interrogation process that activates a selected target with high energy neutrons, causing the contents to emit gamma rays of varying energies, which are then decoded, with the use of proprietary algorithms, to determine with a high level of confidence, the chemical composition of the targeted substance. To our knowledge, our AtometerTM detectors are the only commercially available devices with this "stoichiometric" capability and therefore we believe are uniquely positioned in the marketplace.

Since inception, we have primarily focused on the research, development and commercialization of AtometerTM explosives detectors for the homeland security and defense markets. Our AtometerTM explosives detectors can non-invasively and remotely detect and confirm, through metal or other barriers, the presence of explosives in an object, with a probability of detection of greater than 97% and "false positive" and "false negative" rates of 3%. Further, they have demonstrated the capability to detect hidden explosives, irrespective of shape or form, solid or liquid. In numerous studies, we have also been able to detect other select combustibles, biological agents, and illicit substances, such as narcotics.

Currently, we are focused on the commercialization and sale of the following AtometerTM detectors:

      o SIEGMATM 3E3 and 3M3 - portable, suitcase-borne systems for the remote detection and confirmation of home-made bombs, also known as Improvised Explosive Devices or "IEDs" and uniquely addressing the significant problems posed by unattended or suspicious packages.

      o CarBomb FinderTM 3C4 - vehicle-borne system for the detection and confirmation of car bombs, in which the sensors are deployed from the vehicle at the end of a mechanical arm and placed in proximity to the target.

      o CarBomb FinderTM 3C5 - in-ground vehicle screening system for the detection and identification of car bombs at checkpoints and chokepoints, developed in response to the high demand for critical infrastructure protection and improved perimeter defense.

      o STARRAYTM - all-terrain robot-borne detector for the stand-off detection of unexploded ordnance, landmines and IEDs, which can also be configured and integrated in various robotic and remote-vehicle platforms.

We have been marketing our initial AtometerTM detectors globally to governmental and private entities, including the military. We are also negotiating licenses for the distribution of our devices with various industry partners. To date, however, we have yet to generate meaningful revenues from the sale of our products or licensing of our technologies and have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary "stoichiometric" sensor devices and underlying technologies. Although a portion of this research and development has been developed through funding from the Government, most of our research related work is funded internally in order to capture full intellectual property rights from any inventions or processes that may arise.

We expect to continue the research and development of applications of our technologies and their further exploitation, both internally and through collaboration with third parties. In order to capitalize on the commercial opportunities that have been identified for our AtometerTM detectors, we will need to continue to pursue intensive research and development initiatives and advance our AtometerTM detector system designs to provide more rapid and precise detection and analytical capabilities and improve their reliability in the field. Historically, we have developed prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of our core technology, including a cooperative development agreement with the U.S. Transportation Security Administration to produce a proof of concept incorporating our SuperSenzorTM technology into a next-generation baggage screening system. While we expect to continue to pursue and receive additional research and development funds through these agencies, we also have independently funded our research, such as the use of our AtometerTM detectors for medical diagnostics and other industrial applications.

Our mailing address and executive offices are located at 1601-B Alton Parkway, Irvine, California 92606. Our telephone number is (949) 757-0855. Our corporate website is www.hienergyinc.com. Information contained on our website is not to be considered part of this Annual Report on Form 10-KSB.


RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's former Chairman, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary, and was later merged with the Company in January 2005 in a short-form merger through which the Company committed to issue 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of the Company's common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.


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

Where the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant ("in-the-money"), compensation expense is recorded in our Consolidated Statement of Operations. From August 21, 1995 (inception) until April 25, 2002 (date of reverse takeover), the market price of the common stock was determined by calculating the weighted average price at which we sold the stock in the month or nearest the month the stock option was issued. For subsequent periods, the market price of our common stock was the quoted market price of the common stock at closing on the date an instrument was granted.

We account for stock options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), and related interpretations.

The application of SFAS No. 123 and EITF 9-18 in determining the fair value of the equity instruments granted requires judgment, including as to the expected life, stock price volatility for stock options and warrants, and expected dividends. Changes in any of these factors could materially impact the amount of expense recognized in the consolidated statement of operations for goods and services received from non-employees.

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


YEAR ENDED APRIL 30, 2006 COMPARED TO YEAR ENDED APRIL 30, 2005


For the year ended April 30, 2006, we incurred a net loss of $8,632,428, as compared to a net loss of $9,984,565 for the year ended April 30, 2005. Included in the losses are equity based expenses of $2,568,494 and $5,381,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses were 4,341,000 for the year ended April 30, 2006, a decrease of 606,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                          Year Ended April 30, 2006                   Year Ended April 30, 2005
                  -----------------------------------------------------------------------------------------
                     Cash &       Equity                       Cash &          Equity
                    Accrued        Based                      Accrued          Based                           Increase/
                    Expenses   Compensation      Total        Expenses      Compensation       Total           (Decrease)
                  ----------------------------------------------------------------------------------------- ----------------
   Salaries and    $ 1,274,000    $   32,000    $ 1,306,000      $767,000       $   87,000       $ 854,000        $ 452,000
   related

   Consulting           74,000       104,000        178,000       340,000          566,000         906,000        (728,000)

   Legal fees          750,000        60,000        810,000       752,000          390,000       1,142,000        (332,000)
   Accounting
   fees                282,000             -        282,000       464,000                -         464,000        (182,000)
   Investor  &
    public
   relations           182,000             -        182,000       244,000                -         244,000         (62,000)

   Insurance           191,000             -        191,000       169,000                -         169,000           22,000

   Travel              359,000             -        359,000       391,000                -         391,000         (32,000)

   Other               932,000       101,000      1,033,000       536,000          241,000         777,000         256,000
                  ----------------------------------------------------------------------------------------------------------
           Total   $ 4,044,000     $ 297,000    $ 4,341,000  $  3,663,000       $1,284,000     $ 4,947,000      $ (606,000)
                  ----------------------------------------------------------------------------------------------------------


For the year ended April 30, 2006, as compared to the prior year, salary and related expense increased $452,000. This increase was primarily due the hiring of additional administrative personnel, expanded benefits including the establishment of investment retirement accounts, as well as supplemental salary increases and non-recurring incentives. The increase over the prior year also reflects full year employment of two key personnel, including our current President and CEO, Roger W.A. Spillmann, hired in January 2005, and our Controller hired in March 2005. Both served as consultants for the greater part of the prior year period, and only were employees for only a few months at the end of the prior year. Accordingly, a significant portion of the increase in employee wages and benefits expense for fiscal year 2006 attributed to both new hires and corresponds to a decrease in consultancy expense for the same period, as related below. Due to personnel reductions accomplished in the fourth quarter ended April 30, 2006, as part of cost-saving measures under our restructuring plan, as well as the resignation of our Controller, salary and benefits expense is expected to decrease significantly into fiscal year 2007. An estimated $440,000 in annual salary and benefits expense has been eliminated with these personnel reductions. However, we expect salaries and benefits expense to increase moderately in the second half of fiscal 2007 with the hiring of additional administrative personnel to provide greater support toward our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the year ended April 30, 2006, decreased $728,000 from the prior year. This decrease was attributable to a decrease of $462,000 in equity-based compensation from $566,000 to $104,000 for the year ended April 30, 2006. Excluding equity-based compensation, consulting expenses decreased $266,000 from the prior year and was primarily attributable to the conversion of consultants to employees, as discussed above. The higher amount of equity-based compensation expense for the prior year period reflects issuances of common shares for business development and consulting services and to directors for meeting attendance, as well as an option issued to a director which resulted in a charge of $233,000, while the current year period only includes shares issued to directors for board attendance. We expect cash consulting fees to increase moderately into fiscal 2007 with the use of accounting and legal consultants to meet our short-term reporting requirements, and total consulting expense, including equity compensation, to increase thereafter as we accelerate our efforts to bring our product to market. Generally, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity; however, we do anticipate having to offer equity based compensation opportunistically in an effort to conserve cash.

Legal fees decreased $332,000 for the year ended April 30, 2006 as compared to the prior year. The decrease was primarily due to our reduced reliance on the issuance of equity-based compensation, which was $390,000 for the prior year period as compared to $60,000 for the current year period. The $60,000 of equity-based compensation expense incurred for the ended April 30, 2006 represents the excess cost of having settled certain outstanding accounts payable to a related party for legal services. Excluding equity-based compensation, legal fees increased slightly by $2,000. Although we have been able to accomplish savings by internalizing many corporate and regulatory functions and reducing our reliance on outside corporate legal services, these savings have been outpaced by an increase in litigation expense related to our defense of a class action law suit and other pending legal matters disclosed in this Report. Although we have settled three claims during the last six months and aim to settle most of the remaining pending litigation matters, we expect litigation expense to remain high during fiscal year 2007. Corporate legal expenses are also expected to remain high as we pursue the filing of registration statements for stock issued to employees, consultants and investors, and proxy materials associated with our next shareholders' meeting, and then decrease during fiscal year 2007. We also anticipate having to offer equity based compensation to settle legal expenses opportunistically in an effort to conserve cash. Lastly, we are involved with various appeals and defenses related to patent applications made by us, which shall require an increase of activity by IP counsel, creating patent filing expense.

Accounting fees decreased $182,000 for the year ended April 30, 2006 as compared to the prior year. This decrease was due to a reduction in accounting activity. Accounting fees began decreasing significantly in the second half of fiscal year 2005 compared to prior year periods, and continued the savings trend throughout fiscal year 2006. The savings is the result of normalized accounting activity and improvements to, and efficiencies achieved, in our internal reviews. We have increased accounting staff in order to further reduce external accounting costs and improve and generate efficiencies in our financial controls. For the first half of fiscal 2007, we expect accounting fees to increase slightly and remain higher than the norm as we pursue the filing of registration statements for stock issued to employees, consultants and investors.

Investor and public relations expense decreased $62,000 for the year ended April 30, 2006 as compared to the prior year. During fiscal year 2006, we sought cost-effective solutions to our investor relations and public relations activities, so we could continue to direct majority of our resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and in August 2005 engaged an outside consultant to provide investor relations services at $2,000 per month. We anticipate investor and public relations expense to remain steady in the first half of fiscal year 2007 and increase moderately thereafter as we seek to develop increased awareness among the investor community.

Insurance expense increased by $22,000 for the year ended April 30, 2006 over the prior year. This increase was primarily attributable to an overall increase for health insurance premiums as well as an increase for new hires, and increased workers compensation premiums. In June 2006, we renewed our Directors and Officers liability policy for an additional year at a lower cost than that of the prior year period, which together with the elimination of certain health insurance costs resulting from a reduction of personnel, should result in a decrease in insurance expense for the first half of fiscal year 2007. We expect insurance expense thereafter to increase moderately with an anticipated expansion of operations as well as the need for comprehensive product liability coverage.

Travel expenses decreased by $32,000 for the year ended April 30, 2006 over the prior year. In spite of expanding operations and increased outside sales activity, we only experienced a slight increase primarily due to our better administration of costs for offsite demonstrations. During the prior year period, we incurred significant costs with regards to a demonstration of our CarBomb FinderTM prototype in Istanbul, Turkey, which was attended by a team of scientific personnel and required expedited shipments of heavy equipment and materials utilized in the demonstration. We have since improved our administration of costs for offsite demonstrations and have reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system, and have placed significant emphasis on the domestic market and have limited demonstrations overseas as part of our new capital prioritization policy. We expect that travel expenses for the remainder of fiscal year 2007 will remain steady as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, and general business activity increases in connection with our commercialization objectives.

Other expenses for the year ended April 30, 2006 increased $256,000 to $1,033,000 as compared to the prior year amount of $777,000. Included in other expenses is $462,000 of expenses recognized in connection with certain settlement agreements entered into by us with regard to litigation filed against us. While equity-based compensation expense for Edgar filing fees decreased $156,000 from $241,000 to $85,000 for fiscal year 2006 versus the prior year period, business development expense increased by $73,000 and marketing and conference and exhibition fee expense increased by $31,000. During the period other expenses included certain high expenses, such as taxes of $19,000, and payments to outside sales representatives of $80,000 in connection with the receipt of $603,000 toward the purchase of two of our SIEGMA units. Other expenses also include a loss on the disposal of equipment of $165,000 and an adjustment of $345,000 in connection with the reduction of accrued payroll tax liability. Building lease and facility expenses increased $7,000 over the prior year period, due to a change in the terms of our lease which requires us to pay electricity costs. Savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events, stock transfer agent services, telecommunications, office equipment and supplies, and licenses and permits. While we do not anticipate other expenses to increase for the first half of fiscal 2007, we do expect an increase in the second half of fiscal year 2007 as our general business activity accelerates in connection with our commercialization objectives and heightened need for marketing and business development.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the year ended April 30, 2006 were $2,044,000, increasing $1,259,000 over the prior year. During the year ended April 30, 2006, we have issued or contracted to issue, equity-based compensation to consultants contracted to provide engineering and research services in lieu of cash. The major components of research and development expenses are as follows:

                             Year Ended April 30, 2006                   Year Ended April 30, 2005
                    --------------------------------------------- -----------------------------------------
                        Cash &         Equity                         Cash &        Equity
                       Accrued         Based                         Accrued        Based                      Increase/
                       Expenses     Compensation      Total          Expenses   Compensation     Total        (Decrease)
                    --------------------------------------------- ----------------------------------------- ---------------
 Salaries & related   $   820,000    $        --   $   820,000    $   727,000    $    --   $   727,000    $    93,000


 Consultants              344,000        159,000       503,000        169,000         --       169,000        334,000

 Supplies                 143,000             --       143,000         86,000         --        86,000         57,000

 Travel                     2,000             --         2,000         17,000         --        17,000        (15,000)

 Depreciation             283,000             --       283,000        187,000         --       187,000         96,000

 Other                    614,000             --       614,000        209,000         --       209,000        405,000

Grant Income             (321,000)            --      (321,000)      (610,000)        --      (610,000)       289,000
                      ----------------------------------------    ------------------------------------    -----------

           Total      $ 1,885,000    $   159,000   $ 2,044,000    $   785,000    $    --   $   785,000    $ 1,259,000
                      ----------------------------------------    ------------------------------------    -----------

Salaries and related for research and development activities increased $93,000 for the year ended April 30, 2006 as compared to the prior year. This increase was due to normal increases as well as the hiring of one research scientist in January 2006, previously serving as a consultant, and three new hires to our research and development team, including one-full time software programmer, one junior scientist, and a CAD manager. We also expanded benefits including the establishment of investment retirement accounts, as well as supplemental salary increases and non-recurring incentives, including cash bonuses. For the first half of fiscal year 2007, we expect a moderate decrease in research and development salaries with the departure of two research scientists, but an increase in equity based compensation with anticipated payments of common stock to certain members of our scientific staff as incentives.

Consulting expenses for research and development activities for the year ended April 30, 2006 increased $334,000 over the prior period from $169,000 to $503,000. This increase is due to increased research and development activity as well as product engineering and manufacturing planning, in order to bring our products to market. During fiscal 2006, we paid a total of $344,000 in consulting fees, representing an increase of $175,000 over the prior year period, in connection with service contracts with a software developer, a senior engineer, a senior research physicist, and a manufacturing consultant. Of the $334,000 increase in consulting expense, $159,000 was equity based compensation expense related to the issuance and commitment to issue common stock and warrants for consultants providing engineering and manufacturing planning services. Going forward, we expect a decrease in consulting fees for the first fiscal 2007, resulting from the conversion of one of the consultants to an employee and the cancellation of two service contracts. However, we do expect to continue to issue consultants our common stock in lieu of cash in an effort to conserve cash, and expect equity based compensation to remain high.

Supply expense increased $57,000 for the year ended April 30, 2006 as compared to the prior year due to increased activity to commercialize our prototype. In light of an acceleration of our commercialization efforts and an increase in our grant application and cooperative development activity, related supply expense should increase significantly into fiscal year 2007. However, we intend to continue to focus on the completion and advancement of our product commercialization and will direct most resources toward this objective.

Travel expenses decreased $15,000 for the year ended April 30, 2006 as compared to the prior year as our scientists were more involved in onsite research and development during the current year period than the prior year period. We expect travel expenses to remain low during the first half of fiscal year 2007 and increase significantly thereafter with anticipated grants and awards, co-development programs and offsite testing.

For the year ended April 30, 2006, depreciation expense increased by $96,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. Also included in the current year period is $17,000 of depreciation expense from the transfer of $143,000 of equipment during the period that was originally recorded as inventory. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development equipment purchases. Accordingly, depreciation expense should increase going forward as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the year ended April 30, 2006 increased $405,000 compared to the prior year. The increase was primarily comprised of additional equipment lease expense of $266,000 incurred with the acquisition of key research and development equipment under operating leases, and an increase in insurance premiums in the amount of $28,000, primarily health insurance costs for three new hires and one scientific consultant who became an employee. Also included in other expenses are building lease and facility expenses, which increased $34,000 over the prior year period, due to a change in the terms of our lease which provides an increase in monthly payments with a corresponding increase in both square footage and cost per square foot, and a requirement to pay electricity costs. Other extraordinary expenses incurred during fiscal year 2006, include an assessment of personal property taxes of $15,000 and inventory impairment charges in the amount of $50,000. Taking into consideration a decrease in expense with the cancellation of the equipment operating lease and the anticipated reduction in insurance expense resulting from the departure of three members of our research and technical staff between May2006 and September 2006, we expect other research and development expenses to decrease during the first half of fiscal year 2007 and remain steady throughout the remainder of fiscal 2007.

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

On July 18, 2005, we executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, we will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck Multi-Mission Vehicle platform. The finished prototype is expected to be field tested by the U.S. Army early 2006. As of date, we have received payment in the amount of $260,114 for performance to date. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, we receive the remaining payments in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

In September 2005, we entered into a subcontract with a defense technology organization to provide testing services and received a performance payment of $33,600.

DEPRECIATION

Total depreciation expense for the year ended April 30, 2006 and 2005 was $314,000 and $213,000, respectively. The increase in depreciation expense reflects additional equipment put into service during the proceeding and intervening period. Also included in the current year period is $17,000 of depreciation expense from the transfer of $143,000 of equipment during the period that was originally recorded as inventory.

Interest Expense and Income

Of the $1,042,000 in total interest expense incurred during the year ended April 30, 2006, included interest on $673,000 of CNP issued to our former legal counsel for services performed in prior years, $856,500 of CNP issued in the current year and $278,000 of CNP issued to an investor in the prior fiscal year, bearing interest rates per annum of 10%, 10% and 5%, respectively. Total interest expense also includes charges of $733,000 incurred with the inducement for conversion of $673,000 of CNP issued to our former legal counsel for services and $278,000 of CNP issued to investors in prior periods. Further, total interest expense includes $181,000 of debt discounts of the beneficial conversion feature of $856,500 of CNP issued during the period, and the detachable warrants issued during the period, and $25,000 of debt discount fully expensed when $100,000 of CNP was redeemed shortly following its issuance. Under Generally Accepted Accounting Principles, the debt discounts associated with CNP, and detachable warrants issued in connection with the CNP, are amortized over the term of the note. The debt discount was proportionately allocated based on the intrinsic value of the convertible note and the fair value of the detachable warrants capped by the proceeds received. The intrinsic value of the beneficial conversion feature was determined by taking the spread between the market price of the common stock at the date of issuance and the conversion price, multiplied by the number of shares underlying the CNP. The fair value of the warrants was determined using the Black-Scholes pricing model.

Interest income for the year ended April 30, 2006 and 2005 was minimal.

Other Expenses

During the year ended April 30, 2006, we received $21,000 on the sale of property and equipment and recorded a charge of $10,000 due to foreign currency exchange loss.

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

During the year ended April 30, 2006, we issued or committed to issue 746,338 shares of common stock as penalty expenses in the amount of $462,793. Although greatly reduced, certain holders of unregistered common stock who did not participate in the special warrant offer still may receive or accrue each month, as applicable, additional shares calculated as a percentage of the original number of shares purchased.

For the year ended April 30, 2006, we recorded $737,299 as penalty expense for the issuance or committed issuance of warrants to purchase 3,695,245 common shares. The fair value of these warrants was determined using the Black-Scholes pricing model. Although greatly reduced, certain holders of warrants who did not participate in the special warrant offer still may accrue each month, as applicable, increases in the number of shares underlying their warrants, calculated as a percentage of the original number of the underlying shares.

For the year ended April 30, 2006, we recorded $12,000 as a penalty expense upon issuance of CNP with a face value of $12,000 as penalties for our delayed registration statement. Since all holders of CNP participated in the special warrant offer, we no longer will accrue these penalties to holders of CNP.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, we had cash and cash equivalents of $51,000 and accounts receivable of $37,000.

Other current assets, as of April 30, 2006 decreased to $23,000 from $382,000 for the prior year end. At April 30, 2006, other current assets consisted of a deposit of $13,000 for prepaid insurance and a security deposit of $8,000 related to our facility lease.

During the fiscal year ended April 30, 2006, our sources of cash were as follows:

                                                                                  Amount
                                                                             -----------------
         Sales or commitments of common stock                                      $1,620,000
         Sales of convertible notes payable, net                                      900,000
         Proceeds from convertible notes payable- related parties                      56,500
         Exercise of warrants                                                       1,609,500
         Offering costs                                                             (122,400)
         Customer deposits                                                            603,000
         Grant proceeds                                                               321,200
                                                                             -----------------
                                                                                  $ 4,987,800
                                                                             -----------------

As of April 30, 2006, accounts payable were $ 2,090,181, which represents an increase of $802,638 from April 30, 2005. This increase was primarily due to the purchase and leasing of R&D equipment, as well as an increase in accrued and unpaid services from consultants and lawyers. We intend to settle a portion of the payables due service providers, where possible, through stock issuances. Also included in this total balance of accounts payable are significantly aged amounts that are being evaluated for legitimacy.

Because we continue to operate under a tightened cash position, which has resulted in delays to our making payments to some service providers and vendors, we have changed our policies related to equipment purchasing and put into place stricter cash conservation measures as well as a restructured our entire organization so as to generally reduce operating expenditures. For the remainder of fiscal year 2007, we foresee accounts payable remaining high until we raise sufficient capital or generate cash flow to significantly pay down these balances.

Accrued expenses as of April 30, 2006 were $629,000, which represents an increase of $555,000 from April 30, 2005 and comprised primarily of $462,000 of expenses recognized in connection with certain settlement agreements entered into by us with regard to litigation filed against us, accrued property taxes in the amount of $14,000 and accrued fees payable to an investment bank and to consultants in the amount of $103,000. We intend to settle a portion of the accrued expenses due consultants, where possible, through the stock issuances.

As of April 30, 2006, we continue to carry an estimated payroll tax liability of $55,000, related to equity based compensation provided by Microdevices for services rendered from June 1997 through February 2002 by officers, employees, directors, legal advisors and consultants. We have been making payments against this amount under a payment plan with the IRS, which also reduced a significant amount of the payroll tax liability and penalties accrued in the prior period. See "Note 9 - Accrued Payroll and Payroll Taxes" to our audited Consolidated Financial Statements. Excluding the payroll tax liability mentioned above, as of April 30, 2006, we have accrued payroll and payroll tax of $203,000, which includes $77,000 in accrued payroll tax, $60,000 of deferred salaries for its President/CEO and former Controller, as well as $61,000 for earned vacation of employees.

During the year ended April 30, 2006, we reclassified the remaining 312,012 shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, eliminating the recorded current liability for shares deemed subject to rescission rights of $199,560.

In April 2004, we ordered neutron generators at a cost of approximately $814,000. We leased four units under this order, which have since been returned and we terminated the lease due to delays and performance. In January 2005, to compensate for delays, we issued a supplemental purchase order with another vendor in the amount of for four neutron generators compatible with our systems and have received these generators, two of which have been used the assembly of systems for sale.

In May 2004, we ordered gamma radiation detectors, electronic coolers and other components for a total cost of $1,368,000. We began receiving these components in May 2004 and continued to receive units at varying intervals. Due to our decision to better balance inventory, we halted delivery for the remaining gamma radiation detectors and components until such time we receive orders sufficient to justify adding detectors. In February 2006, we returned to the vendor 13 electronic cooler units for which the warranty expired for a restocking fee of $14,000.

In February 2005 and in March 2005, we issued purchase orders in the amount of $304,000 and $611,000, respectively, for the purchase of remotely controlled robotic vehicles to be used to facilitate the transportation of our explosive detecting technology to suspicious targets. The orders were issued based on indications from potential buyers in the U.S. Military and Middle East that they would require a remote robotic deployment capability if they were to purchase our devices. As of April 30, 2006, we received all of the robotic vehicles ordered and returned five of the units for a complete cancellation of the amount owed for those units.

Convertible Notes

Between September and November, 2005, we sold $600,000 of convertible notes payable (CNP) to various investors, of which $100,000 was subsequently repaid, with the investor using the money to purchase common shares upon exercise of warrants under the special warrant offer. The remaining CNP bear interest at 10% per annum (except in an event of default in which case they bear interest at the default rate of 12% per annum from the default date until the date that such default is cured or waived) and are due in October and November 2006. The remaining $500,000 of CNP were issued with detachable warrants to purchase 400,000 shares of common stock with a three year term at an exercise price of $0.80 per share. During our special warrant offer, 360,000 shares of common stock were purchased upon exercise of these detachable warrants at a reduced exercise price of $0.20 per share, with the remaining warrants forfeited. The CNP holders have the option to convert the principal and accrued interest into shares of our common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. The Notes are senior to all of our existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000. Further, the outstanding balance of the remaining CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by us in the amount of $2,500,000 or above, at a 10% discount. See "Note 14 - Convertible Notes Payable" to our audited Consolidated Financial Statements. As of the date of this Report, investors have subscribed approximately $2,200,000 of Series B Convertible Preferred Stock in our most recent financing and we will need to raise approximately an additional $300,000 in order to affect the exchange of the remaining CNP, or risk default which will result in an increase to the interest rate to 12%, among other remedies.

We also sold an additional $300,000 of CNP to an accredited investor, Dr. Robert
J. Neborsky. The CNP provided the option to convert the principal and accrued interest into shares of our common stock at a conversion price of $0.30 per share at any time until the later of the prepayment date or the maturity date. The CNP bore interest at 10% per annum (except if an event of default in which case they bear interest at the default rate of 12% per annum from the default date until such default is cured or waived) and were due in September and October 2006. The CNP were issued with detachable warrants to purchase 120,000 shares of common stock with a three year term at an exercise price of $0.60 per share, which remain outstanding. In June 2006, these CNP were automatically exchanged into our offering of Series B Convertible Preferred Stock at a 10% discount and the holder received the aggregate of 33.82 Series B Convertible Preferred Shares. See "Note 14 - Convertible Notes Payable" to our audited Consolidated Financial Statements.

As of April 30, 2006, we had outstanding $56,500 of convertible promissory notes related parties issued to two members of our board of directors. The notes provided the option to convert the principal and accrued interest into shares of our common stock at a conversion price of $0.30 per share at any time until the later of the prepayment date or the maturity date. In June 2006, these outstanding convertible notes related parties issued to our directors, plus unpaid interest, were automatically exchanged into our offering of Series B Convertible Preferred Stock at a 10% discount and the holders received the aggregate of 6.37 Series B Convertible Preferred Shares.

During the fiscal year ended April 30, 2006, all of the $673,000 of convertible notes payable related parties issued to Yocca, Patch & Yocca LLP, our former legal counsel, and reported outstanding as of the end of the prior year period, plus $164,000 of accrued interest, was converted into a total of 2,338,628 shares of our common stock. See "Note 13 - Convertible Notes Payable - Related Parties" to our audited Consolidated Financial Statements. The legal fees were expensed as a general and administration expense for the periods incurred.

In June 2005, Nicholas J. Yocca, our former counsel, elected to convert $185,000 of CNP originally purchased in January 2004, plus $11,932 of accrued interest, into 437,627 shares of our common stock. The detachable warrants have since expired. Pursuant to the terms of a note purchase agreement as described in "Note 13 - Convertible Notes Payable - Related Parties" to our audited Consolidated Financial Statements, Mr. Yocca had the option to purchase an additional $400,000 worth of CNP prior to the filing of a registration statement with detachable warrants to purchase a number of shares of common stock. This right to a second closing was forfeited by Mr. Yocca in April 2006.

In June 2004, we sold $300,000 of CNP subject to rescission to Richard Melnick and Sherbrooke Partners LLC in connection with the exercise of an option to a second closing obtained in January 2004. During the fiscal year ended April 30, 2006, all of the $300,000 CNP issued to Richard Melnick and Sherbrooke Partners LLC and reported as outstanding as of the end of the prior year period, were converted into shares of our common stock. See "Note 15 - Convertible Notes Payable - Subject to Rescission Rights" to our audited Consolidated Financial Statements. Based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the shares issued upon conversion were deemed no longer subject to rescission. The CNP also contained warrants to purchase common stock with a six and one-half year term as follows: 1,066,666 at $0.45 per share; 320,000 at $0.75 per share; and 192,000 shares at $1.25 per share. As of April 30, 2006, none of the warrants remain outstanding, having been exercised either by cashless exercise or at reduced prices pursuant to our special warrant offer, with the remaining warrants forfeited as provided under the special warrant offer.

As of April 30, 2006, we were delinquent on notes payable totaling $85,000 with a shareholder and related party. The notes payable have been due on demand since November 1997; however, to date, no demand has been received.


Additional Liquidity Considerations

As of April 30, 2006, we had total current liabilities of approximately $4.5 million as compared to $3.7 million at the end of the prior year period. These liabilities greatly exceed our cash on hand. While we have received to date payments for the purchase of our products and services in the amounts of $603,000 and $200,000, respectively, we currently do not have firm order commitments or receivables of significance. Unless and until income generated from orders reaches a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In February 2006, in light of cost cutting measures instituted by us under our restructuring plan, we have revised our estimated annual financial requirements for calendar 2006 from a range of $5 to $10 million to a range of $4 to $6 million. This estimated amount takes into consideration the need to reconcile outstanding payables. Our budgeted operating expense for fiscal year 2007 is currently estimated at $4.2 million, which assumes $3.2 million of general operating expense and $1 million of increased R&D and manufacturing expense. In order to meet our standards of performance and offer more competitive product, we anticipate additional R&D costs of approximately $500,000. We also estimate expenses related to the build-out of a manufacturing site to be about $500,000 . Although, operating expense is projected to decrease from $6.1 million to $3.2 million, if we greatly expand our marketing and sales activities, general operating expense could increase significantly and the projected operating expense may be underestimated.

Although historically we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment for the additional capital necessary as of the date of this Report. In September 2005, we engaged a placement agent to provide certain advisory and placement services in connection with securing financing. From October 2005 to August 2006, we received through private placements to accredited and institutional investors a total of approximately $3.7 million in proceeds from financing activities, including $856,500 from the sale of convertible notes payable, $1.6 million from the exercise of warrants under our special warrant offer, as well as net proceeds of $1.3 million from the sale of Series B Convertible Preferred stock as part of a private placement of up to $5 million of our Series B Convertible Preferred Shares to accredited and institutional investors approved by the Board in June 2006.

We plan to continue to apply for several government contracts for future development projects; however, such contracts may not be obtained. We have successfully obtained a total of seven government development contracts to date from the U.S. Department of Defense, U.S. Department of Energy and U.S. Customs Service to finance our research and development. Contracts may be denied for reasons that include funding of the program, our financial position and abilities, or for other reasons. For the fiscal year ended April 2006, we have earned $321,000 from grants and other governmental funding, including $260,000 for performance under a subcontract with ICRC, which provides for an additional $73,000 in grant proceeds upon the delivery of one CarBomb FinderTM head unit to the U.S. Army. In September 2005, we received entered into a subcontract with a defense technology organization to provide testing services and received a performance payment of $33,600. In December 2005, $1 million was appropriated for "stoichiometric" explosive detection systems with the U.S. Army under Program Element 0602712A. Although we expect these funds to be released for the delivery of our robot-borne detector to the U.S. Army, and we have confirmed the availability of these funds as of the date of this report, we can provide no assurance when these funds will be released.

As to our commercial activities, from September 2005 to January 2006, we received payment in the amount of $603,000 against an order of two SIEGMATM systems from Southeastern Pennsylvania Transportation Authority (SEPTA). In August 2006, we received full payment from the Commonwealth of Pennsylvania against a purchase of a four-year maintenance and support services program in the amount of $200,000, which as deferred revenue will be earned and recorded as revenue on a straight-line basis over the period of the contracts. We also currently maintain a deposit against an order by Compania de Aprovisionamiento Especifico S.L. of Tenerife, Spain for one SIEGMATM system and expect to collect the balance of $227,000 upon delivery.

In January 2005, we entered into a non-binding memorandum of understanding to form a joint venture company to be located in Tenerife, Canary Islands, Spain, which is intended to serve as a complementary platform for sales and distribution into the European and other markets. As of the date of this Report, all parties to the MOU have agreed to resume sales and marketing of our products in Europe and negotiations as to the joint-venture as soon as we can meet certain financial requirements. While we have prioritized our attention to domestic markets and have limited our overseas activities, we intend to explore and pursue other joint ventures, which provide for the contribution of capital and resources from a strategic partner to develop an assigned territory and accomplish the certification, importing, licensing, permitting, maintenance and service of our products overseas, in exchange for a regional license from us for the assembly, sale, and marketing of our products in certain markets. Such arrangements can also reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America.

Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 to 4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of our restructuring plan and the reduction of operating expenses.

                                PLAN OF OPERATION

Since February 2006, we have implemented a restructuring plan and have made significant changes to our management and operations with the objective of transforming our organization in order to make it scalable for anticipated growth. We have taken immediate and deliberate steps to enhance our operations, improve cost efficiencies and advance our transition from a research and development company to a commercial manufacturing and sales organization. We have instituted new fiscal planning, budgeting and auditing structures, and have significantly reduced expenses, including personnel and other operating costs.

We have also instituted new capital prioritization strategies to improve capital utilization and distribution across the entire organization. We have eliminated expenditures on non-core activities in order to maximize our ability to exploit those core industries and geographic markets which offer the most compelling market and revenue growth opportunities, and for which we believe we have differentiated technologies and expertise.

Lastly, we have been implementing a new results-driven business plan that aims to expand our customer base and develop multiple sources of revenue including
(i) equipment sales; (ii) extended multi-year service contracts and warranties;
(iii) radiation safety training, licensing and consulting; (iv) technology licensing fees and joint venture investment income; (vi) research contracts, co-development funding and grants; (vii) integration services and reseller fees from non-proprietary products licensed from third parties, and (viii) lease financing and equipment rental income.

During the remainder of fiscal year 2007 and going forward, our focus will remain on the commercialization, marketing and sale of our CarBomb FinderTM, SIEGMATM and STARRAY(TM) systems, as well as the development of newer prototypes incorporating our proprietary "stoichiometric" technologies, and incorporate the following principal objectives:

      o Aggressively pursue revenue generation and fund working capital from pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures;
      o Secure strategic partners in our industry who have established product lines and distribution channels, allowing for more efficient access to our targeted markets and leveraged sales efforts;
      o Maintain a leadership position in nuclear-based diagnostics and further development of competitive products incorporating our core technologies and other leading-edge technologies, which provide vale-added solutions for large and sustainable markets;
      o Optimize product design and engineering and allow for the easiest production, fastest assembly, best quality, highest reliability, and the shortest time to market of our systems;
      o Achieve efficiencies throughout the commercialization process from prototype development to commercial production and better position our technology for strategic partnerships and cooperative developments for other industry applications; and
      o Continue to improve operational efficiency, maintain expense controls and implement the business practices, management philosophies and technology tools necessary to position ourselves best for revenue growth and organizational expansion.

Our largest geographical market for our products is within the continental U.S., which if segmented by user, comprises state and local police departments / bomb squads, major airports and mass-transit agencies, as well as border and port security agencies. Explosive detection is generally governmental in nature and the majority of these potential customers for our products in the U.S. are dependent on local, state and federal government funds as well as grants awarded by the U.S. Department of Homeland Security (DHS), the U.S. Department of Transportation (DOT), and the U.S. Department of Defense (DoD). Funding for homeland security is expected to continue to increase in the forthcoming fiscal year as new legislative measures have been recently proposed and/or enacted which provide direct appropriations in addition to departmental budgets.

The commercial courier, private transportation, and private security services sectors also have a demonstrated need for our technology. Private security companies are responsible for protecting 85% of the majority of the critical infrastructure within the United States. This infrastructure includes local, state and federal government facilities, office buildings, commercial centers, stadiums, recreational sites, and resorts, as well as high risk sites such as nuclear power plants, petroleum refineries and liquefied natural gas facilities in the United States.

We continue to see potential demand for our explosives identification and detection products and have correspondingly increased, and directed greater resources toward, the direct and indirect sales and marketing of our products. We have also created an organized and centralized sales management and lead tracking system which provides accurate and credible forecasting to allow our management to properly align expenses with revenue growth, allocate resources, and rapidly identify shifts in customer demand, market trends and other industry developments.

As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals. In July 2006, Ingersoll Rand Security Technologies agreed to list our products on its Series 84 Integrated Security Schedule with the GSA, a centralized federal procurement and property management agency created by the U.S. Congress to improve government efficiency and help federal agencies better serve the public. We intend to jointly market and sell our SIEGMATM systems to governmental agencies, the military and other customers in complement to Ingersoll Rand's own security offerings.

In connection with the restructuring, we are currently focusing our sales and marketing assets products on the domestic market. Accordingly, we have limited our overseas activities until such time as we can leverage our financial and developmental capabilities through strategic partnerships or joint ventures with foreign sponsors, or can generate sufficient sales revenues to fund foreign operations. Strategic partnerships and joint ventures are intended to reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America and serve as a complementary platform for sales and distribution into Europe, Asia and other markets. In April 2006, we entered into an agreement with Byron Commerce Pte Ltd, a leading technology solutions sales and distribution company, to market and resell our AtometerTM explosive detectors, including the SIEGMATM, CarBomb FinderTM and STARRAYTM systems, to governmental customers in the Asia-Pacific markets. We are also in active discussions with numerous potential distributors and licensees with interests in reselling our products in the Middle East region.

For the remainder of fiscal year 2007, we also intend to continue to accelerate and enhance our pre-market and aftermarket efforts, which address the warranty, service, maintenance, certification, licensing, export policy, product liability and customer service elements of our commercialization strategy. We have teaming agreements in place with a global maintenance company, have engaged outside specialists involved in certification, inspection, and risk management, and are seeking coverage of our products under the Safety Act to address product liability issues.

In December 2005, we launched a new program, the Equipment Technical Assistance Program (ETAP), an integrated suite of services available to buyers which includes hands-on equipment and operator training, local equipment support, including calibration, maintenance and servicing, and radiation safety certification and licensing. For this purpose, we also formed a strategic relationship with a specialized service and consultancy organization to provide ongoing radiation licensing, certification, training and auditing services. We intend to negotiate and enter into additional outsourcing relationships with the overall objective of providing a uniform and uncompromising package of product and customer support.

In order to be able to improve the marketability of our products, we have determined it necessary to field test our products through cooperative sales initiatives which are intended to accelerate our in-field assessment of our explosive detection systems and software architecture for user operability and stability, as well as provide us with critical feedback and suggested design improvements based on each program participant's specific operational needs. The programs are expected to stimulate sales by allowing us to bring our commercial products to market more effectively and efficiently, enhance our products to better satisfy the needs of the public transit industry, and test our aftermarket service capabilities. During the remainder of 2007, we will continue to offer similar programs to other early adopters in the first responder community, including emergency response teams, bomb squads and explosive ordnance disposal units from a wide array of federal, state, municipal and local agencies around the U.S. In certain circumstances, as determined by the purchasing policies of prospective customers, we may be required to enter into pilot programs prior to receiving purchase commitments.

During the remainder of fiscal year 2007, we will continue to direct the greater portion of our production budget to our SIEGMATM system, which management has prioritized in response to interest received from airport and transit system operators. In January 2005, we received our first order for one SIEGMATM 3E3, followed by the order of two systems from SEPTA in June 2005. As for our vehicle-borne CarBomb FinderTM 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. In October 2005, we announced the order of one CarBomb FinderTM by the U.S. Army under a subcontract providing for the integration of our system in the Army's SmarTruck Multi-Mission Vehicle platform, which is now expected to be delivered by year end.

Initial assembly of orders is performed at our research and development facility located in Irvine, CA. Assembly at this facility will be limited, and we may be required to outsource certain functions and/or hire additional technicians as needed. Based on preliminary marketing data suggesting a strong demand for commercial versions of our explosion detection devices, we anticipate the need to scale production to meet that demand. Previously, we have studied locations to serve as our principal assembly facility in various states and continue to meet with both local and state officials as part of this assessment. We have estimated that the construction and/or build-out costs related to a dedicated manufacturing facility fall between $1 million and $2.5 million, which costs are expected to be supplemented by local municipalities and state agencies in the form of monetary incentives offered to locate a facility to their respective areas. As of the date of this report, we have not selected a site to locate a facility and are unsure whether or not we will be able to meet the criteria necessary to attract local municipalities and state suitors.

In June 2005, we hired a consultant for three months experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. Further, in September 2005, we engaged an engineering and production consultant with substantial experience to build the internal mechanisms necessary to engineer, package and deliver our core technologies in the most cost effective manner, as well as develop a product test plan and quality control procedures. During the remainder of fiscal year 2007 and forward, we will continue to incorporate the business practices, management philosophies and technology tools necessary to optimize product design and engineering to allow for the easiest production, fastest assembly, best quality/reliability, and shortest time to market of our systems.

During fiscal year 2007, we may be required to increase inventory of those core components and parts that have greater delivery lead-times from vendors to prevent potentially harmful delays in our product delivery cycle. Although we remain adverse to building inventories, in light of the lead-times and anticipated sales of our products, we have estimated that in order to meet, and properly manage the sales cycle of, anticipated orders, we will require at any one time sufficient components to deliver at least 5 to 10 units of our explosive detection systems to buyers. In order to control inventory risk, we will continue to identify and seek to engage additional sources of components in order to reduce, limit or eliminate our exposure to single-source suppliers and protracted delivery schedules. We have entered discussions with various vendors and are in the process of securing commitments for volume discounting and to shorten production times in anticipation of an increase in sales volume.

Materials and production costs for our explosive identification units will be significant for the remainder of fiscal year 2007. Working capital requirements and inventories are also expected to grow in remainder of fiscal year 2007, as necessary components are purchased. Initial sales are projected to be at or near cost with margins expected to improve significantly with the elimination of non-recurring engineering costs, the realization of economies of scale attendant to the opening of our production facility or the outlay of the assembly function to a manufacturing partner, and the increased demand anticipated with the introduction of our products into the marketplace. As we proceed with our commercialization phase of our products and expand our operating structures, enhancements to corporate management will also be necessary and we anticipate increases in personnel requirements throughout our organization. An off-site production facility, when operational, will require the hiring or contracting of approximately 20 new personnel. We also anticipate the need to hire individuals to manage the product engineering, manufacturing and distribution functions, and to fill and upgrade key executive positions in fiscal year 2007, including, among others, a new controller and possibly a chief financial officer. Other areas that may require additional personnel include sales and marketing, customer service and human resources. As funds are available, we also anticipate hiring additional skilled personnel, such as advanced engineering professionals, as part of a product development team that can operate and manage projects with minimal supervision, additional scientists, and experienced technicians. Our current facilities will be adequate to conduct our administrative, research and development activities as well as initial assembly and distribution.

We plan to continue to focus on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We intend to build upon our investments in the base units and core technologies upon which our explosives identification and detection prototypes are based, as well as introduce more sophisticated applications and configurations. We intend to continue to work on expanding the number of explosive substances that can be detected and identified by our systems, so as to provide the customer with the most effective, reliable and adaptable tools possible. In order to capitalize on additional commercial opportunities that have been identified for our AtometerTM detectors, we will need to continue to pursue intensive research and development initiatives and advance our AtometerTM detector system designs to provide more rapid and precise detection and analytical capabilities. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect to use the proceeds of government grants and/or research and development contracts, together with other available funds, to accomplish these objectives.

While we are seeking to reduce our dependency on the sale of our securities by funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures, we are still dependent on financing operations through the sale of our securities. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. In light of the cost-cutting measures accomplished with the restructuring, we have adjusted our budgeted general operating expense for fiscal year 2007 to $3.2 million. Taking into consideration outstanding payables and the estimated total costs to further advance our current product line we estimate that our total financial requirements for calendar year 2007 (excluding contributions received through research and development grants) will be between $4 million and $6 million. We have recently raised $1.2 million through a private placement and are currently seeking an additional capital infusion of $3-4 million, which is our financial requirement for the remainder of fiscal year 2007 for administrative and operational costs, including personnel and consultant expenses, property and materials, and accounting/reporting and legal expenses. While there can be no assurance, we are hopeful that the restructuring affected during this period combined with anticipated revenue growth will improve our condition as a going concern.

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HiEnergy Technologies, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of HiEnergy Technologies, Inc. and subsidiaries (collectively, the "Company") as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the two years then ended and the period from August 21, 1995 (inception) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HiEnergy Technologies, Inc. and subsidiaries as of April 30, 2006 and 2005 and the results of its operations and its cash flows for the two years then ended, and the period from August 21, 1995 (inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 19 to the financial statements, the Company is involved in various litigation matters.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
September 14, 2006

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                           FOR THE YEARS ENDED APRIL 30, 2006 AND APRIL 30, 2005

                                                                            April 30,       April 30,
                                                                              2006            2005
                                                                          ------------    ------------
CURRENT ASSETS
   Cash                                                                   $     51,281    $     18,452
   Accounts receivable                                                          37,398         275,957
   Inventory                                                                   875,218         808,650
   Other current assets                                                         22,992         381,829
                                                                          ------------    ------------

      Total current assets                                                     986,889       1,484,888
                                                                          ------------    ------------

PROPERTY AND EQUIPMENT, net                                                    788,722         542,080
                                                                          ------------    ------------

TOTAL ASSETS                                                              $  1,775,611    $  2,026,968
                                                                          ============    ============

CURRENT LIABILITIES
   Cash advances                                                          $     22,453    $         --
   Accounts payable                                                          2,090,182       1,287,543
   Accrued expenses                                                            629,383          74,205
   Accrued payroll and payroll taxes                                           258,262         436,865
   Accrued interest                                                             78,487         166,591
   Capital lease obligations                                                     8,455           2,039
   Notes payable                                                                 7,125          37,125
   Notes payable - related parties                                              85,000          99,000
   Convertible notes payable                                                   583,019              --
   Convertible notes payable - related parties                                  40,853         673,083
   Convertible notes payable subject to rescission rights                           --         532,800
   Common stock subject to rescission rights,  0 and 312,012 shares                 --         199,560
   Other current liabilities                                                   703,105         200,000
                                                                          ------------    ------------

      Total current liabilities                                              4,506,323       3,708,811

   Long-term capital lease obligations                                           8,106           3,556
                                                                          ------------    ------------

      Total liabilities                                                      4,514,429       3,712,367
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock,  $0.001 par value  20,000,000 shares
    authorized no shares outstanding                                      $         --    $         --
   Common stock.  $0.001 par value  100,000,000 shares
     authorized 64,202,668 and 45,817,315 shares issued and outstanding         64,203          45,817
   Additional paid-in capital                                               35,802,969      29,521,570
   Committed common stock, 3,964,635 and 1,378,604 shares, respectively      1,826,598         547,375
   Deficit accumulated during the development stage                        (40,432,588)    (31,800,161)
                                                                          ------------    ------------

      Total shareholders' deficit                                           (2,738,818)     (1,685,399)
                                                                          ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                               $  1,775,611    $  2,026,968
                                                                          ============    ============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED APRIL 30, 2006 AND 2005 AND
--------------------------------------------------------------------------------
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                  For the
                                                                                Period from
                                                    For the Years Ended       August 21, 1995
                                                 April 30,       April 30,    (Inception) to
                                                   2006            2005       April 30, 2006
                                               ------------    ------------   ---------------
OPERATING EXPENSES
   General and administrative                  $  4,341,372    $  4,947,315   $    24,936,262
   Research and development                       2,044,323         785,260         5,241,692
                                               ------------    ------------   ---------------

TOTAL OPERATING EXPENSES                          6,385,695       5,732,575        30,177,954

LOSS FROM OPERATIONS                             (6,385,695)     (5,732,575)      (30,177,954)
                                               ------------    ------------   ---------------

OTHER INCOME (EXPENSE)
  Interest income                                       560             666            10,123
  Other income                                       17,291             720            19,434
  Interest expense                                 (308,130)       (896,706)       (1,783,809)
  Induced Conversion Expense                       (733,460)             --          (733,460)
  Financing expense                                      --              --          (223,710)
  Loss on foreign currency translation              (10,102)             --           (10,102)
  Penalty expense on issuance of
   convertible promissory notes
   as a penalty for late registration               (12,000)        (44,000)          (63,000)
  Penalty expense on issuance of
   common stock and warrants
   as a penalty for late registration            (1,200,092)     (3,311,870)       (6,026,093)
                                               ------------    ------------   ---------------

Total other expense, net                         (2,245,933)     (4,251,190)       (8,810,618)
                                               ------------    ------------   ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES           (8,631,528)     (9,983,765)      (38,988,571)

PROVISION FOR INCOME TAXES                              800             800            14,183
                                               ------------    ------------   ---------------

NET LOSS                                       $ (8,632,428)   $ (9,984,565)  $   (39,003,554)

BENEFICIAL CONVERSION FEATURE GRANTED
  ON PREFERRED STOCK                                     --              --          (767,431)

PREFERRED STOCK DIVIDEND                                 --              --          (661,603)
                                               ------------    ------------   ---------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $ (8,632,428)   $ (9,984,565)  $   (40,432,588)
                                               ============    ============   ===============


Net loss per share                             $      (0.15)   $      (0.28)
                                               ============    ============


PREFERRED STOCK DIVIDENDS PER SHARE            $         --    $         --
                                               ============    ============

BASIC AND DILUTED LOSS AVAILABLE TO
  COMMON SHAREHOLDERS PER SHARE                $      (0.15)   $      (0.28)
                                               ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                      56,559,453      36,101,484
                                               ============    ============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Balance, August 21, 1995 (inception)                                                   --   $   --          --      --         --
Recapitalization upon reverse merger                                                                 6,470,000   6,470     (6,456)
Issuance of common stock for services rendered           08/31/95   $      0.01                        715,277     715      7,297
Issuance of common stock for services rendered           09/05/95   $      0.01                         11,623      12        118
Issuance of common stock for services rendered           02/13/96   $      0.01                          7,871       8         80
Net loss

Balance, April 30, 1996  (Restated)                                                    --       --   7,204,771   7,205      1,039

Issuance of common stock for services rendered           12/02/96   $      0.01                          1,162       1         11
Issuance of common stock for services rendered           12/16/96   $      0.01                          1,788       2         19
Issuance of common stock for services rendered           12/20/96   $      0.01                            269     --           3
Net loss

Balance, April 30, 1997   (Restated)                                                   --       --   7,207,990   7,208      1,072

Issuance of common stock for services rendered           05/20/97   $      0.28                         13,411      13      3,737
Issuance of common stock for services rendered           06/02/97   $      0.28                        135,903     136     37,861
Issuance of common stock for services rendered           06/03/97   $      0.28                        588,762     589    164,023
Issuance of common stock for services rendered           06/08/97   $      0.28                          5,901       6      1,644
Issuance of common stock for cash                        06/14/97   $      0.28                         35,766      36      9,964
Issuance of common stock for services rendered           06/16/97   $      0.28                        290,331     290     80,884
Issuance of common stock for services rendered           06/18/97   $      0.28                          4,918       5      1,370
Issuance of common stock for services rendered           06/23/97   $      0.28                        206,167     206     57,436
Issuance of common stock for services rendered           07/28/97   $      0.28                          8,941       9      2,491
Issuance of common stock for cash                        08/11/97   $      0.14                         40,237      40      5,585
Issuance of common stock for cash                        08/19/97   $      0.14                         17,883      18      2,482
Issuance of common stock for cash                        09/04/97   $      0.28                          8,942       9      2,491
Issuance of common stock for cash                        09/04/97   $      0.35                          8,942       9      3,116
Issuance of common stock for cash                        09/12/97   $      0.28                          8,942       9      2,491
Issuance of common stock for cash                        10/14/97   $      0.22                         89,417      89     19,911
Issuance of common stock for cash                        12/17/97   $      0.14                         53,650      54      7,446
Issuance of common stock for cash                        12/17/97   $      0.28                         42,920      43     11,957
Issuance of common stock for cash                        12/17/97   $      0.49                         42,920      43     20,957
Issuance of common stock for services rendered           12/31/97   $      0.29                         49,175      49     14,229
Issuance of common stock for services rendered           01/29/98   $      0.28                         53,646      54     14,945
Issuance of common stock for cash                        01/30/98   $      0.28                         44,708      45     12,455
Issuance of common stock for cash                        03/23/98   $      0.05                         45,603      46      2,204
Issuance of common stock for cash                        03/23/98   $      0.28                         62,771      63     17,489
Issuance of common stock for cash                        03/25/98   $      0.11                          4,471       4        496
Issuance of common stock for services rendered           03/25/98   $      0.22                          1,788       2        398
Issuance of common stock for cash                        03/25/98   $      0.28                         89,417      89     24,911
Issuance of common stock for services rendered           04/04/98   $      0.22                         89,410      89     19,936
Issuance of common stock for services rendered           04/14/98   $      0.22                          2,682       3        598
Issuance of common stock for services rendered           04/28/98   $      0.22                            893       1        197
Net loss

Balance, April 30, 1998   (Restated)                                                   --       --   9,256,507   9,257    544,776

Issuance of common stock for services rendered           05/05/98   $      1.64                          4,470       4      7,307

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                  Committed                                   during the
                                                   Common     Subscription     Deferred      Development
                                                   Stock      Receivable     Compensation       Stage        Total
                                                  --------      ------       -----------     -----------     -----
Balance, August 21, 1995 (inception)                   --           --                --              --        --
Recapitalization upon reverse merger                                                                            14
Issuance of common stock for services rendered                                                               8,012
Issuance of common stock for services rendered                                                                 130
Issuance of common stock for services rendered                                                                  88
Net loss                                                                                         (39,387)  (39,387)

Balance, April 30, 1996  (Restated)                    --           --                --         (39,387)  (31,143)

Issuance of common stock for services rendered                                                                  12
Issuance of common stock for services rendered                                                                  21
Issuance of common stock for services rendered                                                                   3
Net loss                                                                                        (110,004) (110,004)

Balance, April 30, 1997   (Restated)                   --           --                --        (149,391) (141,111)

Issuance of common stock for services rendered                                                               3,750
Issuance of common stock for services rendered                                                              37,997
Issuance of common stock for services rendered                                                             164,612
Issuance of common stock for services rendered                                                               1,650
Issuance of common stock for cash                                                                          10,000
Issuance of common stock for services rendered                                                              81,174
Issuance of common stock for services rendered                                                               1,375
Issuance of common stock for services rendered                                                              57,642
Issuance of common stock for services rendered                                                               2,500
Issuance of common stock for cash                                                                            5,625
Issuance of common stock for cash                                                                            2,500
Issuance of common stock for cash                                                                            2,500
Issuance of common stock for cash                                                                            3,125
Issuance of common stock for cash                                                                            2,500
Issuance of common stock for cash                                                                           20,000
Issuance of common stock for cash                                                                            7,500
Issuance of common stock for cash                                                                           12,000
Issuance of common stock for cash                                                                           21,000
Issuance of common stock for services rendered                                                              14,278
Issuance of common stock for services rendered                                                              14,999
Issuance of common stock for cash                                                                           12,500
Issuance of common stock for cash                                                                            2,250
Issuance of common stock for cash                                                                           17,552
Issuance of common stock for cash                                                                              500
Issuance of common stock for services rendered                                                                 400
Issuance of common stock for cash                                                                           25,000
Issuance of common stock for services rendered                                                              20,025
Issuance of common stock for services rendered                                                                 601
Issuance of common stock for services rendered                                                                 198
Net loss                                                                                        (655,432) (655,432)

Balance, April 30, 1998   (Restated)                   --           --                --        (804,823) (250,790)

Issuance of common stock for services rendered                                                               7,311

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock for cash                        05/05/98   $      1.64                         17,883      18     29,232
Issuance of common stock for services rendered           06/01/98   $      0.28                         28,879      29      8,045
Issuance of common stock for cash                        06/01/98   $      0.28                         53,649      54     14,946
Issuance of common stock for cash                        08/03/98   $      0.28                          8,942       9      2,491
Issuance of common stock for cash                        08/10/98   $      0.28                          8,942       9      2,491
Issuance of common stock for services rendered           09/16/98   $      0.28                         74,501      75     20,755
Issuance of common stock for services rendered           10/01/98   $      0.46                         29,818      30     13,686
Issuance of common stock for cash                        10/01/98   $      0.36                         13,815      14      4,986
Issuance of common stock for cash                        10/01/98   $      0.56                          8,942       9      4,991
Issuance of common stock for cash                        10/30/98   $      0.56                          4,471       4      2,496
Issuance of common stock for services rendered           11/02/98   $      0.40                          4,470       4      1,794
Issuance of common stock for cash                        11/02/98   $      0.28                         44,708      45     12,435
Issuance of common stock for services rendered           11/12/98   $      0.40                          8,941       9      3,588
Issuance of common stock for services rendered           11/14/98   $      0.40                         89,410      89     35,876
Issuance of common stock for services rendered           11/18/98   $      0.40                         15,647      16      6,278
Issuance of common stock for services rendered           11/19/98   $      0.40                         75,998      76     30,494
Issuance of common stock for cash                        11/24/98   $      0.89                         11,177      11      9,989
Issuance of common stock for services rendered           11/28/98   $      0.40                        447,048     447    179,379
Stock options issued for services rendered               11/30/98   $      0.27                                           659,684
Issuance of common stock for services rendered           12/02/98   $      0.91                          4,470       4      4,080
Issuance of common stock for cash                        12/02/98   $      0.75                          3,353       3      2,497
Issuance of common stock for cash                        12/02/98   $      0.78                          8,942       9      6,991
Issuance of common stock for cash                        12/02/98   $      0.93                          2,683       3      2,497
Issuance of common stock for cash                        12/02/98   $      2.80                            894      1       2,499
Issuance of common stock for services rendered           12/17/98   $      0.91                          5,208       5      4,753
Issuance of common stock for services rendered           12/31/98   $      0.91                          2,012       2      1,836
Issuance of common stock for cash                        01/08/99   $      0.72                         44,708      45     32,355
Issuance of common stock for cash                        01/15/99   $      0.38                          9,389       9      3,591
Issuance of common stock for cash                        01/15/99   $      1.41                          4,471       4      6,296
Issuance of common stock for services rendered           03/01/99   $      0.57                        223,524     224    127,266
Issuance of common stock for services rendered           03/16/99   $      0.57                         22,352      22     12,727
Issuance of common stock for services rendered           03/17/99   $      0.57                      1,034,979   1,035    589,278
Issuance of common stock for cash                        03/17/99   $      0.57                         17,883      18     10,182
Issuance of common stock for services rendered           04/28/99   $      0.57                         84,716      85     48,203
Issuance of common stock for services rendered           04/30/99   $      0.57                         11,177      11      6,360
Net loss

Balance, April 30, 1999   (Restated)                                                   --       --  11,688,979  11,689  2,457,130

Issuance of common stock for cash                        05/03/99   $      0.10                         35,767      36      3,629
Issuance of common stock for services rendered           05/05/99   $      0.10                        117,216     117     11,894
Issuance of common stock for cash                        06/05/99   $      0.56                         17,883      18      9,982
Issuance of common stock for services rendered           06/09/99   $      0.45                         89,410      90     40,307
Issuance of common stock for services rendered           06/28/99   $      0.45                        277,170     277    124,953
Issuance of common stock for cash                        06/28/99   $      0.02                          4,471       4         96
Issuance of common stock for cash                        07/12/99   $      0.52                          2,861       3      1,497
Issuance of common stock for cash                        07/14/99   $      0.28                         44,708      45     12,455
Issuance of common stock for cash                        07/14/99   $      0.56                         17,883      18      9,982
Issuance of common stock for services rendered           07/22/99   $      0.37                        247,218     247     90,402
Issuance of common stock for services rendered           11/30/99   $      0.42                         52,305      52     21,675
Issuance of common stock for cash                        11/30/99   $      0.39                         53,650      54     20,946
Issuance of common stock for cash                        11/30/99   $      0.56                          8,942       9      4,991

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                    Committed                                   during the
                                                     Common     Subscription     Deferred      Development
                                                     Stock      Receivable     Compensation       Stage          Total
                                                    --------      ------       -----------     -----------       -----
Issuance of common stock for cash                                                                               29,250
Issuance of common stock for services rendered                                                                   8,074
Issuance of common stock for cash                                                                               15,000
Issuance of common stock for cash                                                                                2,500
Issuance of common stock for cash                                                                                2,500
Issuance of common stock for services rendered                                                                  20,830
Issuance of common stock for services rendered                                                                  13,716
Issuance of common stock for cash                                                                                5,000
Issuance of common stock for cash                                                                                5,000
Issuance of common stock for cash                                                                                2,500
Issuance of common stock for services rendered                                                                   1,798
Issuance of common stock for cash                                                                               12,480
Issuance of common stock for services rendered                                                                   3,597
Issuance of common stock for services rendered                                                                  35,965
Issuance of common stock for services rendered                                                                   6,294
Issuance of common stock for services rendered                                                                  30,570
Issuance of common stock for cash                                                                               10,000
Issuance of common stock for services rendered                                                                 179,826
Stock options issued for services rendered                                                                     659,684
Issuance of common stock for services rendered                                                                   4,084
Issuance of common stock for cash                                                                                2,500
Issuance of common stock for cash                                                                                7,000
Issuance of common stock for cash                                                                                2,500
Issuance of common stock for cash                                                                                2,500
Issuance of common stock for services rendered                                                                   4,758
Issuance of common stock for services rendered                                                                   1,838
Issuance of common stock for cash                                                                               32,400
Issuance of common stock for cash                                                                                3,600
Issuance of common stock for cash                                                                                6,300
Issuance of common stock for services rendered                                                                 127,490
Issuance of common stock for services rendered                                                                  12,749
Issuance of common stock for services rendered                                                                 590,313
Issuance of common stock for cash                                                                               10,200
Issuance of common stock for services rendered                                                                  48,288
Issuance of common stock for services rendered                                                                   6,371
Net loss                                                                                        (1,956,565) (1,956,565)

Balance, April 30, 1999   (Restated)                     --           --                --      (2,761,388)   (292,569)

Issuance of common stock for cash                                                                                3,665
Issuance of common stock for services rendered                                                                  12,011
Issuance of common stock for cash                                                                               10,000
Issuance of common stock for services rendered                                                                  40,397
Issuance of common stock for services rendered                                                                 125,230
Issuance of common stock for cash                                                                                  100
Issuance of common stock for cash                                                                                1,500
Issuance of common stock for cash                                                                               12,500
Issuance of common stock for cash                                                                               10,000
Issuance of common stock for services rendered                                                                  90,649
Issuance of common stock for services rendered                                                                  21,727
Issuance of common stock for cash                                                                               21,000
Issuance of common stock for cash                                                                                5,000

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------

Issuance of common stock for cash                        12/29/99   $      0.56                         80,475      81     44,919
Issuance of common stock for services rendered           03/20/00   $      0.59                          2,235       2      1,309
Issuance of common stock for cash                        04/03/00   $      0.56                        107,301     107     59,893
Issuance of common stock for services rendered           04/03/00   $      0.59                      1,307,700   1,308    765,802
Issuance of common stock for cash                        04/03/00   $      0.72                          2,794       3      1,997
Issuance of common stock for cash                        04/03/00   $      0.89                          8,383       8      7,492
Issuance of common stock for services rendered           04/10/00   $      0.59                         50,159      50     29,374
Issuance of common stock for services rendered           04/24/00   $      0.59                         22,352      22     13,090
Issuance of common stock for services rendered           04/26/00   $      0.59                          2,235       2      1,309
Net loss

Balance, April 30, 2000   (Restated)                                                   --       --  14,242,097   4,242  3,735,124

Issuance of common stock for services rendered           07/28/00   $      0.59                         11,177      11      6,546
Issuance of common stock for services rendered           08/10/00   $      0.59                        223,542     224    130,908
Issuance of common stock for services rendered           08/22/00   $      0.59                         22,354      22     13,091
Issuance of common stock for services rendered           09/28/00   $      0.24                         11,177      11      2,623
Issuance of common stock for cash                        09/28/00   $      0.24                         21,214      21      4,979
Issuance of common stock for services rendered           10/09/00   $      0.24                         35,767      36      8,394
Issuance of common stock for services rendered           11/30/00   $      0.24                            448      1         105
Issuance of common stock for services rendered           12/31/00   $      0.24                        510,793     511    119,878
Net loss

Balance, April 30, 2001   (Restated)                                                   --       --  15,078,569   5,079  4,021,648

Issuance of common stock for services rendered           05/10/01   $      0.24                        116,903     117     27,940
Issuance of common stock for services rendered           06/18/01   $      0.45                         67,057      67     29,930
Issuance of common stock for cash                        06/18/01   $      0.45                         22,354      22      9,978
Issuance of common stock for cash                        07/31/01   $      0.45                         22,354      22      9,978
Issuance of common stock for services rendered           07/31/01   $      0.64                        350,933     351    223,917
Issuance of common stock for cash                        07/31/01   $      1.12                          8,942       9      9,991
Issuance of common stock for cash                        09/07/01   $      0.22                        223,542     224     49,776
Issuance of common stock for services rendered           09/23/01   $      0.22                        525,281     525    116,965
Issuance of common stock for cash                        09/23/01   $      0.22                         67,062      67     14,933
Warrants issued for services rendered                    09/23/01   $      0.09                                            24,924
Issuance of common stock for services rendered           10/31/01   $      0.22                         13,411      14      2,986
Issuance of common stock for services rendered           11/02/01   $      0.22                         67,057      67     14,932
Issuance of common stock for services rendered           12/07/01   $      0.22                         11,176      11      2,489
Issuance of common stock for services rendered           12/10/01   $      0.22                        217,176     217     48,359
Issuance of common stock for services rendered           12/13/01   $      0.22                         87,235      87     19,425
Issuance of common stock for cash                        12/13/01   $      0.22                        223,542     224     49,776
Issuance of common stock for cash                        12/20/01   $      0.22                          3,577       4        796
Issuance of common stock for services rendered           12/20/01   $      0.22                      1,230,276   1,230    273,948
Issuance of common stock for services rendered           12/21/01   $      0.22                         22,352      22      4,978
Issuance of common stock for services rendered           12/30/01   $      0.22                        212,348     212     47,284
Stock options issued for services rendered               01/08/02   $      0.11                                             1,402
Issuance of common stock for services rendered           01/14/02   $      0.22                         33,529      34      7,465
Stock options issued for services rendered               01/31/02   $      0.11                                             2,142
Stock options issued for services rendered               02/08/02   $      0.09                                             3,809
Issuance of common stock for services rendered           02/14/02   $      0.22                      2,235,241   2,235    497,725
Issuance of common stock for cash                        03/13/02   $      0.24                         10,283      10      2,410
Issuance of common stock in private
   placement for cash                                    04/30/02   $      1.00                      1,225,000   1,225  1,223,775

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                    Committed                                   during the
                                                     Common     Subscription     Deferred      Development
                                                     Stock      Receivable     Compensation       Stage          Total
                                                    --------      ------       -----------     -----------       -----
Issuance of common stock for cash                                                                               45,000
Issuance of common stock for services rendered                                                                   1,311
Issuance of common stock for cash                                                                               60,000
Issuance of common stock for services rendered                                                                 767,110
Issuance of common stock for cash                                                                                2,000
Issuance of common stock for cash                                                                                7,500
Issuance of common stock for services rendered                                                                  29,424
Issuance of common stock for services rendered                                                                  13,112
Issuance of common stock for services rendered                                                                   1,311
Net loss                                                                                        (1,247,576) (1,247,576)

Balance, April 30, 2000   (Restated)                     --           --                --      (4,008,964)   (259,598)

Issuance of common stock for services rendered                                                                   6,557
Issuance of common stock for services rendered                                                                 131,132
Issuance of common stock for services rendered                                                                  13,113
Issuance of common stock for services rendered                                                                   2,634
Issuance of common stock for cash                                                                                5,000
Issuance of common stock for services rendered                                                                   8,430
Issuance of common stock for services rendered                                                                     106
Issuance of common stock for services rendered                                                                 120,389
Net loss                                                                                          (452,754)   (452,754)

Balance, April 30, 2001   (Restated)                     --           --                --      (4,461,718)   (424,991)

Issuance of common stock for services rendered                                                                  28,057
Issuance of common stock for services rendered                                                                  29,997
Issuance of common stock for cash                                                                               10,000
Issuance of common stock for cash                                                                               10,000
Issuance of common stock for services rendered                                                                 224,268
Issuance of common stock for cash                                                                               10,000
Issuance of common stock for cash                                                                               50,000
Issuance of common stock for services rendered                                                                 117,490
Issuance of common stock for cash                                                                               15,000
Warrants issued for services rendered                                                                           24,924
Issuance of common stock for services rendered                                                                   3,000
Issuance of common stock for services rendered                                                                  14,999
Issuance of common stock for services rendered                                                                   2,500
Issuance of common stock for services rendered                                                                  48,576
Issuance of common stock for services rendered                                                                  19,512
Issuance of common stock for cash                                                                               50,000
Issuance of common stock for cash                                                                                  800
Issuance of common stock for services rendered                                                                 275,178
Issuance of common stock for services rendered                                                                   5,000
Issuance of common stock for services rendered                                                                  47,496
Stock options issued for services rendered                                                                       1,402
Issuance of common stock for services rendered                                                                   7,499
Stock options issued for services rendered                                                                       2,142
Stock options issued for services rendered                                                                       3,809
Issuance of common stock for services rendered                                                                 499,960
Issuance of common stock for cash                                                                                2,420
Issuance of common stock in private
   placement for cash                                                                                        1,225,000

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Net loss

Balance, April 30, 2002   (Restated)                                                   --       --  22,075,200  22,075  6,743,681

Common stock committed on exercise of stock
   options in subsidiary                                 05/23/02   $      0.16
Issuance of common stock for services rendered           05/24/02   $      2.15                          5,589       6     12,010
Financing expense in connection with
   issuance of warrants                                  05/31/02   $      1.49                                           223,710
Conversion of convertible notes payable -- related
   parties and accrued interest into common stock        06/04/02   $      1.00                          5,780       6      5,774
Conversion of convertible notes payable -- related
   parties and accrued interest into common stock        06/20/02   $      1.00                          5,438       5      5,435
Issuance of common stock in private placement for
   cash                                                  06/25/02   $      1.00                        500,000     500    499,500
Stock options issued for services rendered               07/12/02   $      1.52                                           761,007
Conversion of notes payable -- related
   parties into common stock                             07/16/02   $      1.00                         15,000      15     14,985
Conversion of convertible notes payable -- related
   parties and accrued interest into common stock        07/22/02   $      1.00                         11,680      12     11,664
Stock options issued for services rendered               08/01/02   $      0.47                                           187,163
Issuance of common stock for services rendered           08/24/02   $      1.67                          5,589       6      9,328
Stock options issued for services rendered               09/25/02   $      1.10                                         3,305,542
Stock options issued in exchange for settlement
   of accounts payable                                   09/25/02   $      1.10                                            50,000
Issuance of Series A convertible preferred stock
   in private placement for cash                         10/07/02   $ 10,000.00     97.93        1                        979,300
Offering costs on issuance of Series A convertible
   preferred stock in private placement for cash         10/07/02                                                        (178,902)
Dividends on Series A preferred stock                    10/07/02                                       68,150      68     78,292
Beneficial conversion feature on issuance of
   Series A preferred stock                              10/07/02                                                         767,431
Issuance of common stock in private placement for
   cash                                                  10/29/02   $      1.35                      1,349,934   1,350  1,821,056
Offering costs on issuance of common stock in
   private placement for cash                            10/29/02                                                        (196,793)
Common stock committed for services rendered             11/24/02   $      2.35
Warrants issued for services rendered                    12/09/02   $      2.60                                           390,409
Warrants issued for services rendered                    12/09/02   $      0.65                                           162,792
Stock options issued in exchange for settlement
   of accounts payable                                   12/19/02   $      0.55                                            15,000
Stock options issued for services rendered               12/31/02   $      0.13                                            59,373
Issuance of common stock on cashless exercise of
   warrants                                              01/02/03                                       33,909      34        (34)
Issuance of common stock on cashless conversion
   of the Series A convertible preferred stock           01/24/03                   (1.05)               9,162       9         (9)
Issuance of common stock on cashless conversion
   of the Series A convertible preferred stock           01/27/03                   (1.06)               9,174       9         (9)
Amortization of deferred compensation                    01/31/03
Warrants issued for services rendered                    02/17/03   $      1.63                                           130,712
Common stock committed for services rendered             02/24/03   $      0.79
Reversal of deferred compensation                        02/25/03                                                      (2,272,561)

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                    Committed                                   during the
                                                     Common     Subscription     Deferred      Development
                                                     Stock      Receivable     Compensation       Stage          Total
                                                    --------      ------       -----------     -----------       -----
Net loss                                                                                        (2,399,061) (2,399,061)

Balance, April 30, 2002   (Restated)                      --          --                --      (6,860,779)    (95,023)

Common stock committed on exercise of stock
   options in subsidiary                               7,164                                                     7,164
Issuance of common stock for services rendered                                                                  12,016
Financing expense in connection with
   issuance of warrants                                                                                        223,710
Conversion of convertible notes payable -- related
   parties and accrued interest into common stock                                                                5,780
Conversion of convertible notes payable -- related
   parties and accrued interest into common stock                                                                5,440
Issuance of common stock in private placement for
   cash                                                                                                        500,000
Stock options issued for services rendered                                                                     761,007
Conversion of notes payable -- related
   parties into common stock                                                                                    15,000
Conversion of convertible notes payable -- related
   parties and accrued interest into common stock                                                               11,676
Stock options issued for services rendered                                                                     187,163
Issuance of common stock for services rendered                                                                   9,334
Stock options issued for services rendered                                      (3,305,542)                         --
Stock options issued in exchange for settlement
   of accounts payable                                                                                          50,000
Issuance of Series A convertible preferred stock
   in private placement for cash                                                                               979,301
Offering costs on issuance of Series A convertible
   preferred stock in private placement for cash                                                              (178,902)
Dividends on Series A preferred stock                                                              (78,360)         --
Beneficial conversion feature on issuance of
   Series A preferred stock                                                                       (767,431)         --
Issuance of common stock in private placement for
   cash                                                                                                      1,822,406
Offering costs on issuance of common stock in
   private placement for cash                                                                                 (196,793)
Common stock committed for services rendered          13,134                                                    13,134
Warrants issued for services rendered                                                                          390,409
Warrants issued for services rendered                                                                          162,792
Stock options issued in exchange for settlement
   of accounts payable                                                                                          15,000
Stock options issued for services rendered                                                                      59,373
Issuance of common stock on cashless exercise of
   warrants                                                                                                         --
Issuance of common stock on cashless conversion
   of the Series A convertible preferred stock                                                                      --
Issuance of common stock on cashless conversion
   of the Series A convertible preferred stock                                                                      --
Amortization of deferred compensation                                            1,032,981                   1,032,981
Warrants issued for services rendered                                                                          130,712
Common stock committed for services rendered           4,415                                                     4,415
Reversal of deferred compensation                                                2,272,561                          --

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock for services rendered           04/21/03   $      0.48                         21,277      21     10,288
Common stock committed for services rendered             04/21/03   $      0.48
Warrants issued for services rendered                    04/28/03   $      0.37                                            18,284
Offering costs on issuance of common stock subject
   to buyback for cash                                   04/23/03                                                         (20,000)
Offering costs on issuance of common stock subject
   to buyback for cash                                   04/28/03                                                         (24,500)
Issuance of common stock for subscription receivable     04/30/03   $      0.40                         10,000      10      3,972
Common stock committed to investors as a penalty
   for delayed registration of common stock              04/30/03   $      0.45
Net loss

Balance, April 30, 2003   (Restated)                                                95.82   $   1   24,125,882  24,126 13,573,900

Warrants issued for services rendered                    05/01/03   $      0.16                                             8,079
Issuance of common stock for services rendered           05/13/03   $      0.48                         45,000      45     21,555
Warrants issued for services rendered                    05/16/03   $      0.24                                            35,598
Stock options issued for services rendered               05/16/03   $      0.18                                             5,458
Issuance of common stock on cashless conversion
   of Series A preferred stock                           05/16/03                  (95.82)     (1)   2,129,316   2,129     (2,128)
Dividend on induced conversion of Series A
   preferred stock                                       05/16/03                                                         583,243
Issuance of committed common stock                       05/16/03                                      128,136     128     57,533
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      05/16/03   $      0.45                         25,952      26     11,653
Issuance of committed common stock                       05/21/03                                       20,000      20      9,671
Issuance of common stock on exercise of
   warrants                                              05/27/03   $      0.01                         34,000      34        306
Issuance of committed common stock                       06/19/03                                       11,178      11     17,538
Issuance of common stock on conversion of
   convertible notes payable -- related parties          06/24/03   $      0.33                        300,000     300     99,700
Stock options issued for services rendered               07/16/03   $      0.26                                            52,742
Issuance of common stock for services rendered           07/16/03   $      0.50                          6,000       6      2,994
Issuance of committed common stock                       08/14/03                                       44,705      45      7,119
Issuance of common stock for cash                        08/15/03   $      0.45                        222,222     222     99,778
Issuance of common stock for cash                        08/20/03   $      0.52                        400,000     400    207,600
Issuance of common stock for cash                        08/25/03   $      0.69                        272,464     272    187,728
Issuance of common stock for services rendered           08/27/03   $      1.06                          6,000       6      6,354
Stock options issued for services rendered               08/27/03   $      0.79                                            31,514
Beneficial conversion feature on convertible
   notes payable -- related parties                      08/28/03                                                             341
Issuance of common stock for cash                        08/28/03   $      0.69                         86,957      87     59,913
Issuance of common stock for cash                        08/29/03   $      0.69                        144,928     145     99,855
Issuance of common stock for cash                        08/29/03   $      0.75                        666,666     667    499,333
Offering costs on issuance of common stock
   for cash                                              08/29/03                                                         (40,000)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      10/15/03   $      1.29                        148,260     148    191,107
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          10/15/03   $      0.73                                             6,009
Issuance of common stock for cash                        10/27/03   $      0.95                         63,000      63     59,938
Stock options issued for services rendered               11/07/03   $      0.90                                           278,142

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                       Committed                                   during the
                                                        Common     Subscription     Deferred      Development
                                                        Stock      Receivable     Compensation       Stage          Total
                                                       --------      ------       -----------     -----------       -----
Issuance of common stock for services rendered                                                                     10,309
Common stock committed for services rendered              9,691                                                     9,691
Warrants issued for services rendered                                                                              18,284
Offering costs on issuance of common stock subject
   to buyback for cash                                                                                            (20,000)
Offering costs on issuance of common stock subject
   to buyback for cash                                                                                            (24,500)
Issuance of common stock for subscription receivable                                                                3,982
Common stock committed to investors as a penalty
   for delayed registration of common stock              57,661                                                    57,661
Net loss                                                                                           (5,925,680) (5,925,680)

Balance, April 30, 2003   (Restated)                     92,065          --                --     (13,632,250)     57,842

Warrants issued for services rendered                                                                               8,079
Issuance of common stock for services rendered                                                                     21,600
Warrants issued for services rendered                                                                              35,598
Stock options issued for services rendered                                                                          5,458
Issuance of common stock on cashless conversion
   of Series A preferred stock                                                                                         --
Dividend on induced conversion of Series A
   preferred stock                                                                                   (583,243)         --
Issuance of committed common stock                      (57,661)                                                       --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                11,679
Issuance of committed common stock                       (9,691)                                                       --
Issuance of common stock on exercise of                                                                                --
   warrants                                                                                                           340
Issuance of committed common stock                      (17,549)                                                       --
Issuance of common stock on conversion of
   convertible notes payable -- related parties                                                                   100,000
Stock options issued for services rendered                                                                         52,742
Issuance of common stock for services rendered                                                                      3,000
Issuance of committed common stock                       (7,164)                                                       --
Issuance of common stock for cash                                                                                 100,000
Issuance of common stock for cash                                                                                 208,000
Issuance of common stock for cash                                                                                 188,000
Issuance of common stock for services rendered                                                                      6,360
Stock options issued for services rendered                                                                         31,514
Beneficial conversion feature on convertible                                                                           --
   notes payable -- related parties                                                                                   341
Issuance of common stock for cash                                                                                  60,000
Issuance of common stock for cash                                                                                 100,000
Issuance of common stock for cash                                                                                 500,000
Offering costs on issuance of common stock
   for cash                                                                                                       (40,000)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               191,255
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     6,009
Issuance of common stock for cash                                                                                  60,001
Stock options issued for services rendered                                                                        278,142

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock for services rendered           11/07/03   $      1.25                         12,000      12     14,988
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      11/15/03   $      1.04                         44,187      44     45,910
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          11/15/03   $      0.52                                             7,143
Offering costs on issuance of common stock subject
   to rescission rights for cash                         11/21/03                                                          (5,250)
Issuance of common stock for services rendered           11/21/03   $      0.75                          2,000       2      1,498
Stock options issued for services rendered               12/05/03   $      0.60                                            24,104
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      12/15/03   $      0.90                         61,242      61     55,057
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          12/15/03   $      0.41                                             7,937
Issuance of common stock for cash                        12/22/03   $      0.71                         42,254      42     29,958
Issuance of common stock for services rendered           01/06/04   $      0.89                         27,500      28     24,447
Warrants issued for services rendered                    01/06/04   $      0.59                                            17,775
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      01/15/04   $      0.88                         75,739      76     66,574
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          01/15/04   $      0.39                                             9,837
Issuance of common stock on cashless
   exercise of warrants                                  01/15/04                                       54,053      54        (54)
Issuance of common stock for services rendered           01/15/04   $      0.88                         12,000      12     10,548
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      01/16/04   $      0.89                          2,520       3      2,240
Beneficial conversion feature on convertible
   notes payable -- related parties                      01/16/04                                                          58,245
Issuance of warrants in conjunction with
   convertible notes payable -- related parties          01/16/04   $      0.18                                            91,755
Issuance of common stock for services rendered           01/23/04   $      1.18                         55,000      55     64,845
Beneficial conversion feature on convertible
   notes payable -- related parties                      01/26/04                                                           4,026
Beneficial conversion feature on convertible
   notes payable -- related parties                      01/28/04                                                          41,196
Issuance of warrants in conjunction with
   convertible notes payable -- related parties          01/28/04   $      0.15                                           143,804
Issuance of common stock on cashless
   exercise of warrants                                  01/30/04                                       48,000      48        (48)
Beneficial conversion feature on convertible
   notes payable -- related parties                      01/31/04                                                           6,046
Issuance of warrants in conjunction with
   convertible notes payable -- related parties          01/31/04   $      0.12                                            43,954
Beneficial conversion feature on convertible
   notes payable -- related parties                      01/31/04                                                           9,558
Issuance of common stock on cashless
   exercise of warrants                                  02/04/04                                       25,049      25        (25)
Offering costs on issuance of common stock subject
   to rescission rights for cash                         02/06/04                                                          (5,250)
Issuance of common stock for services rendered           02/06/04   $      1.23                          3,333       3      4,097

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                       Committed                                   during the
                                                        Common     Subscription     Deferred      Development
                                                        Stock      Receivable     Compensation       Stage          Total
                                                       --------      ------       -----------     -----------       -----
Issuance of common stock for services rendered                                                                     15,000
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                45,954
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     7,143
Offering costs on issuance of common stock subject
   to rescission rights for cash                                                                                   (5,250)
Issuance of common stock for services rendered                                                                      1,500
Stock options issued for services rendered                                                                         24,104
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                55,118
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     7,937
Issuance of common stock for cash                                                                                  30,000
Issuance of common stock for services rendered                                                                     24,475
Warrants issued for services rendered                                                                              17,775
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                66,650
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     9,837
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Issuance of common stock for services rendered                                                                     10,560
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 2,243
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                58,245
Issuance of warrants in conjunction with
   convertible notes payable -- related parties                                                                    91,755
Issuance of common stock for services rendered                                                                     64,900
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                 4,026
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                41,196
Issuance of warrants in conjunction with
   convertible notes payable -- related parties                                                                   143,804
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                 6,046
Issuance of warrants in conjunction with
   convertible notes payable -- related parties                                                                    43,954
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                 9,558
Issuance of common stock on cashless
   exercise of warrants                                                                                               --
Offering costs on issuance of common stock subject
   to rescission rights for cash                                                                                   (5,250)
Issuance of common stock for services rendered                                                                      4,100

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      02/15/04   $      1.25                         99,332      99    124,066
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          02/15/04   $      0.69                                            19,415
Issuance of common stock for services rendered           02/25/04   $      1.26                          2,667       3      3,357
Offering costs on issuance of common stock subject
   to rescission rights for cash                         02/25/04                                                          (7,000)
Common stock committed for services rendered             03/10/04   $      1.42
Stock options issued for services rendered               03/10/04   $      0.55                                            15,917
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      03/15/04   $      1.75                        120,464     121    210,691
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          03/15/04   $      1.13                                            38,323
Issuance of common stock on cashless
   exercise of warrants                                  03/15/04                                        2,958       3         (3)
Beneficial conversion feature on convertible
   notes payable -- related parties                       03/16/04                                                         15,831
Issuance of common stock for cash                        03/19/04   $      0.75                         40,000      40     29,960
Issuance of common stock on cashless
   exercise of warrants                                  03/23/04                                       17,334      17        (17)
Issuance of common stock for cash                        03/25/04   $      0.75                         40,000      40     29,960
Issuance of common stock for services rendered and
   to be rendered                                        03/25/04   $        --                        200,000     200    323,800
Issuance of common stock for cash                        03/26/04   $      0.75                         40,000      40     29,960
Issuance of common stock on cashless
   exercise of warrants                                  04/01/04                                        7,879       8         (8)
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          04/01/04   $      1.03                                            10,735
Warrants issued for services rendered                    04/07/04   $      1.57                                            78,297
Issuance of common stock for services rendered           04/07/04   $      2.95                         12,000      12     35,388
Issuance of common stock on cashless
   exercise of warrants                                  04/12/04                                      302,638     303       (303)
Issuance of common stock for services rendered           04/12/04   $      2.78                        100,000     100    277,900
Issuance of common stock on cashless
   exercise of warrants                                  04/14/04                                       12,701      13        (13)
Issuance of common stock on cashless
   exercise of warrants                                  04/15/04                                       18,235      18        (18)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      04/15/04   $      2.55                        141,383     141    360,386
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          04/15/04   $      1.88                                            74,639
Issuance of common stock on exercise of warrants         04/16/04   $      1.50                         35,776      36     53,628
Warrants issued for services rendered
   and to be rendered                                    04/16/04   $        --                                            75,461
Issuance of common stock for services rendered
   and to be rendered                                    04/16/04   $        --                         75,000      75    213,675
Beneficial conversion feature on convertible
   notes payable -- related parties                      04/19/04                                                          78,024

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                       Committed                                   during the
                                                        Common     Subscription     Deferred      Development
                                                        Stock      Receivable     Compensation       Stage          Total
                                                       --------      ------       -----------     -----------       -----
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               124,165
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                    19,415
Issuance of common stock for services rendered                                                                      3,360
Offering costs on issuance of common stock subject
   to rescission rights for cash                                                                                   (7,000)
Common stock committed for services rendered              9,940                                                     9,940
Stock options issued for services rendered                                                                         15,917
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               210,812
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                    38,323
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                15,831
Issuance of common stock for cash                                                                                  30,000
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Issuance of common stock for cash                                                                                  30,000
Issuance of common stock for services rendered and
   to be rendered                                                                    (324,000)                         --
Issuance of common stock for cash                                                                                  30,000
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                    10,735
Warrants issued for services rendered                                                                              78,297
Issuance of common stock for services rendered                                                                     35,400
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Issuance of common stock for services rendered                                                                    278,000
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Issuance of common stock on cashless
   exercise of warrants                                                                                                --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               360,527
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                    74,639
Issuance of common stock on exercise of warrants                                                                   53,664
Warrants issued for services rendered
   and to be rendered                                                                 (75,461)                         --
Issuance of common stock for services rendered
   and to be rendered                                                                (213,750)                         --
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                78,024


                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock for cash                        04/20/04   $      0.99                         30,303      30     29,970
Issuance of common stock on cashless
   exercise of warrants                                  04/23/04                                        6,269       6         (6)
Issuance of common stock on cashless
   exercise of warrants                                  04/28/04                                        2,000       2         (2)
Warrants issued for services rendered                    04/29/04   $      1.09                                            54,675
Common stock committed for legal settlement              04/30/04   $      1.28
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          04/30/04   $      1.62                                            11,738
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                          04/30/04   $      1.71                                            17,790
Common stock committed to investors as a penalty
   for delayed registration of common stock              04/30/04   $      1.85
Warrants accrued but not issued to investors as a
   penalty for delayed registration of the underlying
   common stock                                          04/30/04   $      1.22                                            27,717
Amortization of deferred compensation
Net Loss
Balance, April 30, 2004                                       --   $         --                     30,652,482         19,181,421

Beneficial conversion feature on convertible
   notes payable                                         05/01/04                                                          25,262
 Issuance of warrants in conjunction with
   convertible notes payable                             05/01/04   $      0.10                                           399,738
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      05/01/04   $      2.35                          6,667       7     15,661
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock   05/01/04   $      1.69                                           186,733
Issuance of common stock for services rendered           05/05/04   $      2.19                         95,000      95    207,955
Issuance of common stock for services rendered           05/07/04   $      1.97                          3,500       4      6,891
Offering costs on issuance of common stock               05/10/04                                                         (13,000)
Common stock issued for services rendered                05/12/04                                        5,000       5      9,345
Common stock committed for services rendered             05/12/04   $      0.53
Issuance of committed common stock to investors as
   a penalty for delayed registration of common stock    05/15/04   $      1.85                         84,486      84    156,215
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      05/15/04   $      1.85                         77,823      78    143,894
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock   05/15/04   $      1.22                                            27,732
Issuance of common stock for cash                        05/21/04   $      1.51                         29,801      30     44,970
Offering costs on issuance of common stock               05/25/04                                                          (5,000)
Offering costs on issuance of common stock               05/26/04                                                          (2,250)
Amortization of deferred compensation                    05/31/04
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      06/01/04   $      1.90                         32,223      32     61,192
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock   06/01/04   $      1.27                                           140,443
Issuance of common stock for cash                        06/01/04   $      1.51                         13,245      13     19,987
Issuance of common stock for cash                        06/01/04   $      1.51                         19,868      20     29,980
Issuance of common stock for cash                        06/04/04   $      1.51                         66,225      66     99,934

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                        Committed                                   during the
                                                         Common     Subscription     Deferred      Development
                                                         Stock      Receivable     Compensation       Stage          Total
                                                        --------      ------       -----------     -----------       -----
Issuance of common stock for cash                                                                                   30,000
Issuance of common stock on cashless
   exercise of warrants                                                                                                 --
Issuance of common stock on cashless
   exercise of warrants                                                                                                 --
Warrants issued for services rendered                                                                               54,675
Common stock committed for legal settlement              13,440                                                     13,440
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     11,738
Issuance of warrants to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     17,790
Common stock committed to investors as a penalty
   for delayed registration of common stock             156,299                                                    156,299
Warrants accrued but not issued to investors as a
   penalty for delayed registration of the underlying
   common stock                                                                                                     27,717
Amortization of deferred compensation                                                 153,903                      153,903
Net Loss                                                                                            (7,600,103) (7,600,103)
Balance, April 30, 2004                                 179,679           --         (459,308)     (21,815,596) (2,883,152)

Beneficial conversion feature on convertible
   notes payable                                                                                                    25,262
 Issuance of warrants in conjunction with
   convertible notes payable                                                                                       399,738
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 15,668
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock                                                             186,733
Issuance of common stock for services rendered                                                                     208,050
Issuance of common stock for services rendered                                                                       6,895
Offering costs on issuance of common stock                                                                         (13,000)
Common stock issued for services rendered                                                                            9,350
Common stock committed for services rendered              3,740                                                      3,740
Issuance of committed common stock to investors as
   a penalty for delayed registration of common stock  (156,299)                                                        --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                143,972
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock                                                              27,732
Issuance of common stock for cash                                                                                   45,000
Offering costs on issuance of common stock                                                                          (5,000)
Offering costs on issuance of common stock                                                                          (2,250)
Amortization of deferred compensation                                                  92,202                       92,202
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 61,224
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock                                                             140,443
Issuance of common stock for cash                                                                                   20,000
Issuance of common stock for cash                                                                                   30,000
Issuance of common stock for cash                                                                                  100,000

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock for cash                        06/07/04   $      1.51                         33,113      33     49,967
Issuance of common stock for cash                        06/07/04   $      1.51                         19,868      20     29,980
Issuance of common stock for cash                        06/07/04   $      1.51                         66,225      66     99,934
Offering costs on issuance of common stock               06/10/04                                                         (11,500)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      06/15/04   $      1.26                        187,028     187    235,468
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock   06/15/04   $      0.69                                            36,412
Common stock issued for services rendered                06/16/04                                        3,000       3      3,327
Common stock committed for services rendered             06/16/04   $      0.74
Beneficial conversion feature on convertible
   notes payable -- related parties                       06/16/04                                                          1,305
Beneficial conversion feature on convertible
   notes payable -- related parties                       06/17/04                                                          3,859
Issuance of common stock for cash                        06/18/04   $      1.01                         99,010      99     99,901
Beneficial conversion feature on convertible
   notes payable                                         06/23/04                                                          30,044
Issuance of warrants in conjunction with
   convertible notes payable                             06/23/04   $      0.15                                           209,956
Beneficial conversion feature on convertible
   notes payable                                         06/23/04                                                           7,511
Issuance of warrants in conjunction with
   convertible notes payable                             06/23/04   $      0.15                                            52,489
Issuance of committed common stock for legal settlement  06/24/04   $      1.28                         10,500      11     13,429
Amortization of deferred compensation                    06/30/04
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      07/01/04   $      1.86                         32,223      32     59,903
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock   07/01/04   $      1.23                                           136,473
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      07/15/04   $      1.20                        209,217     209    250,851
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock   07/15/04   $      0.64                                            37,715
Common stock issued for services rendered                07/21/04                                        6,000       6      5,634
Common stock committed for services rendered             07/21/04   $      0.31
Warrants issued for services rendered                    07/26/04   $      0.39                                            38,573
Issuance of common stock for services rendered           07/28/04   $      0.97                        182,955     183    177,283
Common stock issued to investors as a
   penalty for delayed registration of common stock      07/31/04   $      1.00                        116,004     116    115,888
Warrants committed to investors as a penalty
   for delayed registration of common stock              07/31/04   $      0.47                                            15,500
Amortization of deferred compensation                    07/31/04
Common stock issued for services rendered                08/05/04   $      1.14                          9,000       9     10,251
Common stock issued for services rendered                08/11/04   $      1.02                         12,000      12     12,228
Common stock issued to investors as a
   penalty for delayed registration of common stock      08/15/04   $      1.00                        116,004     116    115,888
Warrants committed to investors as a penalty
   for delayed registration of common stock              08/15/04   $      0.47                                            15,500
Common stock issued to investors as a
   penalty for delayed registration of common stock      08/31/04   $      0.85                         32,223      32     27,357
Warrants committed to investors as a penalty
   for delayed registration of common stock              08/31/04   $      0.37                                            41,405

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                        Committed                                   during the
                                                         Common     Subscription     Deferred      Development
                                                         Stock      Receivable     Compensation       Stage          Total
                                                        --------      -------      ------------    -----------       -----
Issuance of common stock for cash                                                                                   50,000
Issuance of common stock for cash                                                                                   30,000
Issuance of common stock for cash                                                                                  100,000
Offering costs on issuance of common stock                                                                         (11,500)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                235,655
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock                                                              36,412
Common stock issued for services rendered                                                                            3,330
Common stock committed for services rendered              6,660                                                      6,660
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                  1,305
Beneficial conversion feature on convertible
   notes payable -- related parties                                                                                  3,859
Issuance of common stock for cash                                                                                  100,000
Beneficial conversion feature on convertible
   notes payable                                                                                                    30,044
Issuance of warrants in conjunction with
   convertible notes payable                                                                                       209,956
Beneficial conversion feature on convertible
   notes payable                                                                                                     7,511
Issuance of warrants in conjunction with
   convertible notes payable                                                                                        52,489
Issuance of committed common stock for legal settlement (13,440)                                                        --
Amortization of deferred compensation                                                  114,150                     114,150
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 59,935
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock                                                             136,473
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                251,060
Issuance of warrants to investors as a penalty for
   delayed registration of the underlying common stock                                                              37,715
Common stock issued for services rendered                                                                            5,640
Common stock committed for services rendered              2,820                                                      2,820
Warrants issued for services rendered                                                                               38,573
Issuance of common stock for services rendered                                                                     177,466
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                116,004
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         15,500
Amortization of deferred compensation                                                   72,199                      72,199
Common stock issued for services rendered                                                                           10,260
Common stock issued for services rendered                                                                           12,240
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                116,004
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         15,500
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                 27,389
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         41,405

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Amortization of deferred compensation                    08/31/04
Beneficial conversion feature on convertible
   notes payable                                         09/01/04                                                          55,769
Issuance of common stock upon receipt of cash            09/07/04   $      0.46                         71,739      72     32,928
Common stock issued to investors as a
   penalty for delayed registration of common stock      09/15/04   $      0.82                        254,350     254    208,313
Warrants committed to investors as a penalty
   for delayed registration of common stock              09/15/04   $      0.34                                            24,260
Issuance of common stock upon conversion of
   Convertible Note payable                              09/20/04                                      192,308     192     99,808
Common stock issued for services rendered                09/21/04   $      0.78                         15,000      15     11,685
Common stock issued to investors as a
   penalty for delayed registration of common stock      09/30/04   $      0.82                         32,223      32     26,391
Warrants committed to investors as a penalty
   for delayed registration of common stock              09/30/04   $      0.44                                            49,026
Expensing of deferred compensation                       09/30/04
Common stock issued to investors as a
   penalty for delayed registration of common stock      10/15/04   $      1.28                        235,662     236    207,147
Warrants committed to investors as a penalty
   for delayed registration of common stock              10/15/04   $      0.51                                            39,793
Common stock issued for cash                             10/18/04   $        --                        525,992     526    241,430
Common stock issued for cash                             10/19/04   $        --                        805,435     805    369,695
Common stock issued for cash                             10/21/04   $        --                         55,000      55     25,245
Common stock issued for cash                             10/22/04   $        --                         71,277      71     32,929
Common stock issued for services rendered                10/25/04   $      0.97                         15,000      15     14,535
Common stock issued to investors as a
   penalty for delayed registration of common stock      10/31/04   $      0.99                         90,923      91     89,923
Warrants committed to investors as a penalty
   for delayed registration of common stock              10/31/04   $      0.61                                            90,390
Amortization of deferred compensation                    10/31/04   $        --
Common stock issued cash                                 11/01/04   $      0.46                         45,000      45     20,655
Common stock issued for services rendered                11/05/04   $      1.04                         15,000      15     15,585
Common stock issued to investors as a
   penalty for delayed registration of common stock      11/15/04   $      1.02                         87,870      88     89,540
Warrants committed to investors as a penalty
   for delayed registration of common stock              11/15/04   $      0.49                                            20,645
Issuance of common stock in settlement of
   promissory notes payable -- related parties           11/19/04   $      0.46                      1,010,870   1,011    463,989
Issuance of committed common stock from
   the cashless exercise of warrants                     11/24/04   $        --                      1,046,687   1,047     (1,047)
Issuance of common stock for cash                        11/30/04   $      0.46                      1,707,395   1,707    783,693
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      11/30/04   $      1.05                         32,223      32     33,802
Warrants committed to investors as a penalty
   for delayed registration of common stock              11/30/04   $      0.68                                            84,276
Amortization of deferred compensation                    11/30/04   $        --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      12/15/04   $      0.92                         79,627      80     73,177
Warrants committed to investors as a penalty
   for delayed registration of common stock              12/15/04   $      0.41                                            37,352
Issuance of common stock for cash                        12/23/04   $      0.46                        108,696     109     49,891

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                          Committed                                   during the
                                                           Common     Subscription     Deferred      Development
                                                           Stock      Receivable     Compensation       Stage          Total
                                                          --------    ----------     ------------    -----------       -----
Amortization of deferred compensation                                                     20,084                      20,084
Beneficial conversion feature on convertible
   notes payable                                                                                                      55,769
Issuance of common stock upon receipt of cash                                                                         33,000
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                  208,567
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           24,260
Issuance of common stock upon conversion of
   Convertible Note payable                                                                                          100,000
Common stock issued for services rendered                                                                             11,700
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                   26,423
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           49,026
Expensing of deferred compensation                                                        20,084                      20,084
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                  207,383
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           39,793
Common stock issued for cash                                                                                         241,956
Common stock issued for cash                                                                                         370,500
Common stock issued for cash                                                                                          25,300
Common stock issued for cash                                                                                          33,000
Common stock issued for services rendered                                                                             14,550
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                   90,014
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           90,390
Amortization of deferred compensation                                                     20,084                      20,084
Common stock issued cash                                                                                              20,700
Common stock issued for services rendered                                                                             15,600
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                                   89,628
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           20,645
Issuance of common stock in settlement of
   promissory notes payable -- related parties                                                                       465,000
Issuance of committed common stock from
   the cashless exercise of warrants                                                                                      --
Issuance of common stock for cash                                                                                    785,400
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                   33,834
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           84,276
Amortization of deferred compensation                                                     20,084                      20,084
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                   73,257
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           37,352
Issuance of common stock for cash                                                                                     50,000

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock to investors as a
   penalty for delayed registration of common stock      12/31/04   $      0.80                         32,223      32     25,746
Warrants committed to investors as a penalty
   for delayed registration of common stock              12/31/04   $      0.50                                            60,990
Amortization of deferred compensation                    12/31/04   $        --
Issuance of common stock for cash                        01/07/05   $      0.46                        489,783     490    224,810
Issuance of common stock in settlement of
   promissory notes payable                              01/07/05   $      0.46                        128,260     128     58,872
Common stock issued for services rendered                01/12/05   $      0.70                         15,000      15     10,485
Common stock issued to investors as a
   penalty for delayed registration of common stock       01/15/05  $      0.75                         38,485      39     28,825
Warrants committed to investors as a penalty
   for delayed registration of common stock               01/15/05  $      0.29                                            28,014
Issuance of common stock for cash                         01/18/05  $      0.46                        200,000     200     91,800
Common stock committed to former shareholders
   of Microdevices                                        01/25/05  $      0.04                                     --         --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       01/31/05  $      0.85                         39,947      40     33,915
Warrants committed to investors as a penalty
   for delayed registration of common stock               01/31/05  $      0.49                                            86,030
Amortization of deferred compensation                     01/31/05  $        --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       02/15/05  $      0.87                          7,724       8      6,712
Warrants committed to investors as a penalty
   for delayed registration of common stock               02/15/05  $      0.19                                             7,805
Issuance of common stock upon cashless
   exercise of warrants                                   02/17/05  $        --                        182,787     183       (183)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       02/28/05  $      0.85                         28,811      29     24,461
Common stock committed to investors as a
   penalty for delayed registration of common stock       02/28/05  $      0.85
Warrants committed to investors as a penalty
   for delayed registration of common stock               02/28/05  $      0.18                                            24,338
Amortization of deferred compensation                     02/28/05  $        --
Issuance of common stock upon cashless
   exercise of warrants                                   03/04/05  $        --                        112,332     112       (112)
Common stock committed to investors as a
   penalty for delayed registration of common stock       03/15/05  $      0.84
Warrants committed to investors as a penalty
   for delayed registration of common stock               03/15/05  $      0.18                                            17,407
Common stock committed upon receipt of cash               03/22/05  $      0.50
Common stock committed to investors as a
   penalty for delayed registration of common stock       03/31/05  $      0.73
Warrants committed to investors as a penalty
   for delayed registration of common stock               03/31/05  $      0.14                                            19,241
Amortization of deferred compensation                     03/31/05  $        --
Common stock committed for services rendered              04/01/05  $      0.75
Stock option issued for services rendered                 04/01/05  $      0.74                                           233,100
Common stock committed upon receipt of cash               04/04/05  $      0.50
Stock option issued for services rendered                 04/06/05  $      0.16                                            48,000
Common stock committed to investors as a
   penalty for delayed registration of common stock       04/15/05  $      0.73
Warrants committed to investors as a penalty
   for delayed registration of common stock               04/15/05  $      0.14                                            14,361

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                     Committed                                   during the
                                                      Common     Subscription     Deferred      Development
                                                      Stock      Receivable     Compensation       Stage          Total
                                                     --------    ----------     ------------    -----------       -----

Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                              25,778
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      60,990
Amortization of deferred compensation                                                20,084                      20,084
Issuance of common stock for cash                                                                               225,300
Issuance of common stock in settlement of
   promissory notes payable                                                                                      59,000
Common stock issued for services rendered                                                                        10,500
Common stock issued to investors as a
   penalty for delayed registration of common stock                                                              28,864
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      28,014
Issuance of common stock for cash                                                                                92,000
Common stock committed to former shareholders
   of Microdevices                                     18,923                                                    18,923
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                              33,955
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      86,030
Amortization of deferred compensation                                                20,085                      20,085
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               6,720
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                       7,805
Issuance of common stock upon cashless
   exercise of warrants                                                                                              --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                              24,490
Common stock committed to investors as a
   penalty for delayed registration of common stock    27,104                                                    27,104
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      24,338
Amortization of deferred compensation                                                20,084                      20,084
Issuance of common stock upon cashless
   exercise of warrants                                                                                              --
Common stock committed to investors as a
   penalty for delayed registration of common stock     7,448                                                     7,448
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      17,407
Common stock committed upon receipt of cash           200,000                                                   200,000
Common stock committed to investors as a
   penalty for delayed registration of common stock    41,936                                                    41,936
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      19,241
Amortization of deferred compensation                                                20,084                      20,084
Common stock committed for services rendered           11,250                                                    11,250
Stock option issued for services rendered                                                                       233,100
Common stock committed upon receipt of cash           150,000                                                   150,000
Stock option issued for services rendered                                                                        48,000
Common stock committed to investors as a
   penalty for delayed registration of common stock     1,327                                                     1,327
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                      14,361

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock committed in prior year
   period for services rendered                           04/29/05  $        --                          3,000       3       4,257
Reclassify from common stock subject to Buy--Back         04/30/05  $      0.35                      2,000,000   2,000     692,000
Common stock committed to investors as a
   penalty for delayed registration of common stock       04/30/05  $      0.73
Warrants committed to investors as a penalty
   for delayed registration of common stock               04/30/05  $      0.15
Reclassify from common stock subject to rescission        04/30/05                                   3,819,996               3,820
Amortization of deferred compensation                     04/30/05  $        --
Net loss                                                                              --       --           --      --          --

Balance at April 30, 2005                                                             --       --   45,817,315  45,817  29,521,570

Common stock issued for services rendered
   and for future services                                05/02/05  $      0.71                        104,000     104      73,736
Issuance of common stock committed for services           05/09/05  $      0.70                          2,000       2       2,838
Issuance of common stock for cash                         05/12/05  $      0.45                      1,144,446   1,144     513,856
Warrants committed to investors as a penalty
   for delayed registration of common stock               05/15/05  $      0.25                                             13,818
Issuance of common stock committed to former
   Microdevices shareholders                              05/19/05  $      0.04                        452,029     452      18,471
Issuance of common stock committed for cash               05/24/05  $     (0.50)                       400,000     400     199,600
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       05/31/05  $      0.71                         78,982      79      55,998
Warrants committed to investors as a penalty
   for delayed registration of common stock               05/31/05  $      0.30                                             71,804
Issaunce of common stock committed for cash               06/02/05  $      0.50                        300,000     300     149,700
Issuance of common stock to settle convertible note       06/02/05  $      0.45                        437,627     438     196,495
Issuance of common stock to settle promissory note        06/02/05  $      0.45                         32,820      33      14,736
Issuance of common stock for cash                         06/06/05  $      0.45                        511,111     511     229,489
Offering costs on issuance of common stock                06/08/05                                                         (12,000)
Warrants committed to investors as a penalty
   for delayed registration of common stock               06/15/05  $      0.29                                             32,928
Issuance of common stock for cash                         06/17/05  $      0.45                        166,667     167      74,833
Issuance of common stock as offering cost                 06/17/05  $      0.45                         62,222      62         (62)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       06/30/05  $      0.70                         78,982      79      55,208
Warrants committed to investors as a penalty
   for delayed registration of common stock               06/30/05  $      0.30                                             70,152
Warrants issued for services rendered
   and for future services                                07/01/05  $      0.23                                             11,369
Expensing of employee stock option upon vesting           07/06/05  $      0.16                                             32,000
Issuance of common stock for services rendered            07/15/05  $      0.70                         55,000      55      38,445
Issuance of common stock to settle accounts payable       07/15/05  $      0.70                        154,359     154     107,897
Issuance of warrants to settle accounts payable           07/15/05  $      0.29                                             22,531
Issuance of common stock as offering cost                 07/15/05  $      0.45                         17,778      18         (18)
Warrants committed to investors as a penalty
   for delayed registration of common stock               07/15/05  $      0.26                                             31,287
Issuance of common stock committed for services           07/19/05  $      0.75                         15,000      15      11,235
Issuance of common stock for cash                         07/29/05  $      0.45                      1,200,001   1,200     538,800
Issuance of common stock as offering cost                 07/29/05  $      0.45                         26,667      27         (27)

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                      Committed                                   during the
                                                       Common     Subscription     Deferred      Development
                                                       Stock      Receivable     Compensation       Stage          Total
                                                      --------    ----------     ------------    -----------       -----
Issuance of common stock committed in prior year
   period for services rendered                        (4,260)                                                        --
Reclassify from common stock subject to Buy--Back                                                                694,000
Common stock committed to investors as a
   penalty for delayed registration of common stock    70,487                                                     70,487
Warrants committed to investors as a penalty
   for delayed registration of common stock            45,904                                                     45,904
Reclassify from common stock subject to rescission  1,784,333                                                  1,788,153
Amortization of deferred compensation                                                 20,084                      20,084
Net loss                                                   --             --              --      (9,984,565) (9,984,565)

Balance at April 30, 2005                             547,375             --              --     (31,800,161) (1,685,399)

Common stock issued for services rendered
   and for future services                                                                                        73,840
Issuance of common stock committed for services        (2,840)                                                        --
Issuance of common stock for cash                                                                                515,000
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                       13,818
Issuance of common stock committed to former
   Microdevices shareholders                          (18,923)                                                        --
Issuance of common stock committed for cash          (200,000)                                                        --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               56,077
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                       71,804
Issaunce of common stock committed for cash          (150,000)                                                        --
Issuance of common stock to settle convertible note                                                              196,933
Issuance of common stock to settle promissory note                                                                14,769
Issuance of common stock for cash                                                                                230,000
Offering costs on issuance of common stock                                                                       (12,000)
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                       32,928
Issuance of common stock for cash                                                                                 75,000
Issuance of common stock as offering cost                                                                             --
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                               55,287
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                       70,152
Warrants issued for services rendered
   and for future services                                                                                        11,369
Expensing of employee stock option upon vesting                                                                   32,000
Issuance of common stock for services rendered                                                                    38,500
Issuance of common stock to settle accounts payable                                                              108,051
Issuance of warrants to settle accounts payable                                                                   22,531
Issuance of common stock as offering cost                                                                             --
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                       31,287
Issuance of common stock committed for services       (11,250)                                                        --
Issuance of common stock for cash                                                                                540,000
Issuance of common stock as offering cost                                                                             --

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Issuance of common stock upon cashless
   exercise of warrants                                   07/29/05                                      22,463      22        (22)
Issuance of common stock to settle convertible notes      07/29/05  $      0.45                        189,917     190     85,273
Reclassify from common stock subject to rescission        07/29/05  $      0.61                        243,466     243    149,317
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       07/29/05  $      0.70                         78,982      79     55,208
Warrants committed to investors as a penalty
   for delayed registration of common stock               07/29/05  $      0.28                                            85,467
Warrants committed to investors as a penalty
   for delayed registration of common stock               08/15/05  $      0.24                                            15,144
Issuance of common stock for cash                         08/23/05  $      0.45                        111,111     111     49,889
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       08/31/05  $        --                         78,982      79     51,259
Warrants committed to investors as a penalty
   for delayed registration of common stock               08/31/05  $      0.26                                            60,407
Issuance of common stock for cash                         09/08/05  $      0.50                        100,000     100     49,900
Issuance of common stock for cash                         09/14/05  $      0.50                         40,000      40     19,960
Issuance of common stock for cash                         09/15/05  $      0.50                         50,000      50     24,950
Warrants committed to investors as a penalty
   for delayed registration of common stock               09/15/05  $      0.24                                            31,604
Issuance of common stock for cash                         09/19/05  $      0.50                         50,000      50     24,950
Issuance of warrant for services rendered                 09/20/05  $      0.28                                             8,463
Issuance of common stock for cash                         09/23/05  $        --                         50,000      50     24,950
Issuance of common stock for cash                         09/26/05  $        --                        111,111     111     49,889
Beneficial conversion feature on convertible
   notes payable                                          09/26/05                                                         13,556
Issuance of warrants in conjunction with
   convertible notes payable                              09/26/05  $      0.19                                             7,723
Offering costs on convertible notes payable               09/26/05                                                         (5,000)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       09/30/05  $        --                        130,667     131     84,803
Warrants committed to investors as a penalty
   for delayed registration of common stock               09/30/05  $      0.26                                            95,635
Common stock committed for services rendered              10/13/05  $      0.65
Common stock committed for contribution                   10/13/05  $      0.65                                            16,250
Issuance of common stock for cash                         10/14/05  $        --                         30,000      30     14,970
Warrants committed to investors as a penalty
   for delayed registration of common stock               10/15/05  $      0.23                                            32,134
Beneficial conversion feature on convertible
   notes payable                                          10/17/05                                                         19,367
Issuance of warrants in conjunction with
   convertible notes payable                              10/17/05  $      0.16                                            19,367
Offering costs on convertible note payable                10/17/05                                                        (15,000)
Beneficial conversion feature on convertible
   notes payable                                          10/18/05                                                          6,455
Issuance of warrants in conjunction with
   convertible notes payable                              10/18/05  $      0.16                                             6,455
Offering costs on convertible note payable                10/18/05                                                         (5,000)
Beneficial conversion feature on convertible
   notes payable                                          10/19/05                                                          2,720
Issuance of warrants in conjunction with
   convertible notes payable                              10/19/05  $      0.16                                             3,136
Offering costs on convertible note payable                10/19/05                                                         (2,500)

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                       Committed                                   during the
                                                        Common     Subscription     Deferred      Development
                                                        Stock      Receivable     Compensation       Stage          Total
                                                       --------    ----------     ------------    -----------       -----

Issuance of common stock upon cashless
   exercise of warrants                                                                                                 --
Issuance of common stock to settle convertible notes                                                                85,463
Reclassify from common stock subject to rescission                                                                 149,560
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 55,287
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         85,467
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         15,144
Issuance of common stock for cash                                                                                   50,000
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 51,338
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         60,407
Issuance of common stock for cash                                                                                   50,000
Issuance of common stock for cash                                                                                   20,000
Issuance of common stock for cash                                                                                   25,000
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         31,604
Issuance of common stock for cash                                                                                   25,000
Issuance of warrant for services rendered                                                                            8,463
Issuance of common stock for cash                                                                                   25,000
Issuance of common stock for cash                                                                                   50,000
Beneficial conversion feature on convertible
   notes payable                                                                                                    13,556
Issuance of warrants in conjunction with
   convertible notes payable                                                                                         7,723
Offering costs on convertible notes payable                                                                         (5,000)
Issuance of common stock to investors as a
   penalty for delayed registration of common stock                                                                 84,934
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         95,635
Common stock committed for services rendered            13,000                                                      13,000
Common stock committed for contribution                 16,250
Issuance of common stock for cash                                                                                   15,000
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         32,134
Beneficial conversion feature on convertible
   notes payable                                                                                                    19,367
Issuance of warrants in conjunction with
   convertible notes payable                                                                                        19,367
Offering costs on convertible note payable                                                                         (15,000)
Beneficial conversion feature on convertible
   notes payable                                                                                                     6,455
Issuance of warrants in conjunction with
   convertible notes payable                                                                                         6,455
Offering costs on convertible note payable                                                                          (5,000)
Beneficial conversion feature on convertible
   notes payable                                                                                                     2,720
Issuance of warrants in conjunction with
   convertible notes payable                                                                                         3,136
Offering costs on convertible note payable                                                                          (2,500)

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Beneficial conversion feature on convertible
   notes payable                                          10/24/05
Issuance of warrants in conjunction with
   convertible notes payable                              10/24/05  $      0.15
Offering costs on convertible note payable                10/24/05
Issuance of common stock to settle note payable           10/31/05                                     452,028     452
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       10/31/05  $        --                        116,303     116
Warrants committed to investors as a penalty
   for delayed registration of common stock               10/31/05  $      0.22
Beneficial conversion feature on convertible
   notes payable                                          11/07/05
Issuance of warrants in conjunction with
   convertible notes payable                              11/07/05
Offering costs on convertible note payable                11/07/05
Warrants committed to investors as a penalty
   for delayed registration of common stock               11/15/05
Beneficial conversion feature on convertible
   notes payable                                          11/18/05
Issuance of warrants in conjunction with
   convertible notes payable                              11/18/05
Issuance of common stock previously committed
   to investors
   delayed registration of common stock                   11/29/05                                      10,685      11
Issuance or committed  issuance of common
   stock to investors as a penalty for delayed
   registration of common stock                           11/30/05                                         100      --
Issuance or committed isuance of common
   stock to investors as a penalty for
   delayed registration of common stock                   11/30/05                                      98,680      99
Warrants committed to investors as a penalty
   for delayed registration of common stock               11/30/05
Issuance of common stock committed to investors as a
   penalty for delayed registration of common stock       12/12/05                                     150,741     151
Common stock committed for services rendered              12/13/05
Common stock issued upon exercise of warrants             12/13/05                                     794,442     794
Warrants committed to investors as a penalty
   for delayed registration of common stock               12/15/05
Common stock issued upon exercise of warrants             12/15/05                                   1,167,664   1,168
Beneficial conversion feature on convertible
   notes payable                                          12/16/05
Re--pricing of warrants issued in conjunction with
   convertible notes payable                              12/16/05
Common stock issued upon exercise of warrants             12/16/05                                   1,475,587   1,476
Common stock issued upon exercise of warrants             12/19/05                                     140,875     141
Beneficial conversion feature on convertible
   notes payable                                          12/20/05
Re--pricing of warrants issued in conjunction with
   convertible notes payable                              12/20/05
Common stock issued upon exercise of warrants             12/20/05                                   1,192,214   1,192
Common stock issued upon exercise of warrants             12/21/05                                     742,259     742
Common stock issued upon exercise of warrants             12/22/05                                      50,000      50
Common stock issued upon exercise of warrants             12/30/05                                     543,678     544
Common stock committed to investors as a penalty
   for delayed registration of common stock               12/31/05                                      36,132      36

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                        Committed                                   during the
                                                         Common     Subscription     Deferred      Development
                                                         Stock      Receivable     Compensation       Stage          Total
                                                        --------    ----------     ------------    -----------       -----
Beneficial conversion feature on convertible
   notes payable                                           2,213                                                     2,213
Issuance of warrants in conjunction with
   convertible notes payable                               3,047                                                     3,047
Offering costs on convertible note payable                (2,500)                                                   (2,500)
Issuance of common stock to settle note payable          377,669                                                   378,121
Issuance of common stock to investors as a
   penalty for delayed registration of common stock       69,666                                                    69,782
Warrants committed to investors as a penalty
   for delayed registration of common stock               92,324                                                    92,324
Beneficial conversion feature on convertible
   notes payable                                          70,723                                                    70,723
Issuance of warrants in conjunction with
   convertible notes payable                              54,056                                                    54,056
Offering costs on convertible note payable               (20,000)                                                  (20,000)
Warrants committed to investors as a penalty
   for delayed registration of common stock               (2,848)                                                   (2,848)
Beneficial conversion feature on convertible
   notes payable                                          19,496                                                    19,496
Issuance of warrants in conjunction with
   convertible notes payable                               5,496                                                     5,496
Issuance of common stock previously committed
   to investors
   delayed registration of common stock                    8,765        (8,776)                                         --
Issuance or committed  issuance of common
   stock to investors as a penalty for delayed
   registration of common stock                               59           --                                           59
Issuance or committed isuance of common
   stock to investors as a penalty for
   delayed registration of common stock                   58,123                                                    58,221
Warrants committed to investors as a penalty
   for delayed registration of common stock               48,332                                                    48,332
Issuance of common stock committed to investors as a
   penalty for delayed registration of common stock       113,716     (113,867)                                         --
Common stock committed for services rendered                            12,500                                      12,500
Common stock issued upon exercise of warrants             134,539                                                  135,333
Warrants committed to investors as a penalty
   for delayed registration of common stock                 5,909                                                    5,909
Common stock issued upon exercise of warrants             132,433                                                  133,601
Beneficial conversion feature on convertible
   notes payable                                            3,224                                                    3,224
Re--pricing of warrants issued in conjunction with
   convertible notes payable                                3,224                                                    3,224
Common stock issued upon exercise of warrants             202,891                                                  204,367
Common stock issued upon exercise of warrants              26,034                                                   26,175
Beneficial conversion feature on convertible
   notes payable                                           28,319                                                   28,319
Re--pricing of warrants issued in conjunction with
   convertible notes payable                               28,319                                                   28,319
Common stock issued upon exercise of warrants             163,251                                                  164,443
Common stock issued upon exercise of warrants              81,931                                                   82,673
Common stock issued upon exercise of warrants               9,950                                                   10,000
Common stock issued upon exercise of warrants              59,748                                                   60,292
Common stock committed to investors as a penalty
   for delayed registration of common stock                13,694          --                                       13,730

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                       Series A
                                                                                     Convertible,
                                                                     Price per        Preferred                          Additional
                                                                      Equity            Stock            Common Stock     Paid-in
                                                          Date         Unit        Shares   Amount      Shares  Amount    Capital
                                                          ----         ----        ------   ------      ------  ------    -------
Warrants committed to investors as a penalty
   for delayed registration of common stock               12/31/05                                                          8,577
Common stock issued upon exercise of warrants             01/03/06                                     118,479     118     23,541
Common stock issued upon exercise of warrants             01/04/06                                     407,100     407     40,303
Common stock committed for services rendered              01/05/06
Common stock issued upon exercise of warrants             01/06/06                                   2,342,224   2,342    348,991
Common stock issued upon exercise of warrants             01/09/06                                     104,622     105     20,820
Common stock issued upon exercise of warrants             01/10/06                                     117,778     118     11,660
Common stock issued upon exercise of warrants             01/12/06                                     168,470     168     33,526
Warrants committed to investors as a penalty
   for delayed registration of common stock               01/15/06                                                          4,561
Common stock issued upon exercise of warrants             01/24/06                                      29,622      30      5,895
Common stock committed for services rendered              01/25/06
Common stock issued upon exercise of warrants             01/25/06                                     375,000     375     74,625
Common stock issued upon exercise of warrants             01/31/06                                   1,072,206   1,072    106,148
Offering cost on warrant exercises                        01/31/06                                                        (55,485)
Issuance of common stock committed in prior year period   01/31/06                                      35,000      35     25,515
Common stock committed to investors as a penalty
   for delayed registration of common stock               01/31/06                                      12,132      12      4,719
Warrants committed to investors as a penalty
   for delayed registration of common stock               01/31/06                                                         10,959
Reclassify from common stock subject to rescission        01/31/06                                      68,546      69     49,931
Common stock issued upon exercise of warrants             02/10/06
Offering cost on warrant exercises                        02/10/06                                                         (4,895)
Warrants committed to investors as a penalty
   for delayed registration of common stock               02/15/06                                                          2,266
Common stock committed for Director Fees                  02/17/06
 Issuance of common stock to settle note payable          02/28/06
Common stock committed to investors as a penalty
   for delayed registration of common stock               02/28/06                                      12,132      12      4,598
Warrants committed to investors as a penalty
   for delayed registration of common stock               02/28/06                                                          6,470
Common stock committed for Director Fees                  03/15/06
Warrants committed to investors as a penalty
   for delayed registration of common stock               03/15/06                                                          4,374
Beneficial conversion feature on convertible
   notes payable                                          03/17/06                                                         12,416
Issuance of warrants in conjunction with
   convertible notes payable                              03/17/06                                                            866
Beneficial conversion feature on convertible
   notes payable                                          03/27/06                                                         81,028
Issuance of warrants in conjunction with
   convertible notes payable                              03/27/06                                                          6,028
Common stock committed to investors as a penalty
   for delayed registration of common stock               03/31/06                                      12,132      12      4,598
Warrants committed to investors as a penalty
   for delayed registration of common stock               03/31/06                                                          6,478
Common stock committed for Director Fees                  04/06/06
Beneficial conversion feature on convertible
   notes payable                                          04/13/06                                                          3,747
Issuance of warrants in conjunction with
   convertible notes payable                              04/13/06                                                            413

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                     Deficit
                                                                                                   Accumulated
                                                         Committed                                   during the
                                                          Common     Subscription     Deferred      Development
                                                          Stock      Receivable     Compensation       Stage          Total
                                                         --------    ----------     ------------    -----------       -----
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           8,577
Common stock issued upon exercise of warrants                                                                        23,659
Common stock issued upon exercise of warrants                                                                        40,710
Common stock committed for services rendered               23,500                                                    23,500
Common stock issued upon exercise of warrants                                                                       351,333
Common stock issued upon exercise of warrants                                                                        20,925
Common stock issued upon exercise of warrants                                                                        11,778
Common stock issued upon exercise of warrants                                                                        33,694
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           4,561
Common stock issued upon exercise of warrants                                                                         5,925
Common stock committed for services rendered               21,000                                                    21,000
Common stock issued upon exercise of warrants                                                                        75,000
Common stock issued upon exercise of warrants                                                                       107,220
Offering cost on warrant exercises                                                                                  (55,485)
Issuance of common stock committed in prior year period   (25,550)                                                       --
Common stock committed to investors as a penalty
   for delayed registration of common stock                                                                           4,731
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                          10,959
Reclassify from common stock subject to rescission                                                                   50,000
Common stock issued upon exercise of warrants             122,378                                                   122,378
Offering cost on warrant exercises                                                                                   (4,895)
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           2,266
Common stock committed for Director Fees                   96,268                                                    96,268
 Issuance of common stock to settle note payable        1,492,882                                                 1,492,882
Common stock committed to investors as a penalty
   for delayed registration of common stock                    --                                                     4,610
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           6,470
Common stock committed for Director Fees                    3,900                                                     3,900
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           4,374
Beneficial conversion feature on convertible
   notes payable                                                                                                     12,416
Issuance of warrants in conjunction with
   convertible notes payable                                                                                            866
Beneficial conversion feature on convertible
   notes payable                                                                                                     81,028
Issuance of warrants in conjunction with
   convertible notes payable                                                                                          6,028
Common stock committed to investors as a penalty
   for delayed registration of common stock                                                                           4,610
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                           6,478
Common stock committed for Director Fees                    8,751                                                     8,751
Beneficial conversion feature on convertible
   notes payable                                                                                                      3,747
Issuance of warrants in conjunction with
   convertible notes payable                                                                                            413

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                 Series A
                                                                               Convertible,
                                                               Price per        Preferred                                Additional
                                                                Equity            Stock            Common Stock           Paid-in
                                                    Date         Unit        Shares     Amount      Shares    Amount      Capital
                                                    ----         ----        ------     ------      ------    ------      -------
Warrants committed to investors as a penalty
   for delayed registration of common stock         04/15/06                                                                 3,111
Beneficial conversion feature on convertible
   notes payable                                    04/21/06                                                                10,971
Issuance of warrants in conjunction with
   convertible notes payable                        04/21/06                                                                   971
Expensing of optoin issued for services rendered    04/30/06                                                                   806
Common stock committed to investors as a penalty
   for delayed registration of common stock         04/30/06                            12,132                     13        4,109
Warrants committed to investors as a penalty
   for delayed registration of common stock         04/30/06                                                                 6,407
Net Loss                                                              --        --          --         --          --           --

                                                               =========     =====  ========== ==========  ==========   ==========
Balance at April 30, 2006                                             --        --             64,202,668      64,203   35,802,969

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                      Committed                                   during the
                                                       Common     Subscription     Deferred      Development
                                                       Stock      Receivable     Compensation       Stage            Total
                                                      --------    ----------     ------------    -----------         -----
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         3,111
Beneficial conversion feature on convertible
   notes payable                                                                                                   10,971
Issuance of warrants in conjunction with
   convertible notes payable                                                                                          971
Expensing of optoin issued for services rendered                                                                      806
Common stock committed to investors as a penalty
   for delayed registration of common stock                                                                         4,122
Warrants committed to investors as a penalty
   for delayed registration of common stock                                                                         6,407
Net Loss                                                      --          --              --     (8,632,428)   (8,632,428)

                                                       =========   =========     ===========    ============   ===========
Balance at April 30, 2006                                     --          --              --    (40,432,588)   (2,738,818)

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED APRIL 30, 2006 AND 2005 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                                      For the
                                                                                                                    Period from
                                                                                                                     August 21,
                                                                                                                       1995
                                                                                        For the Years Ended        (Inception) to
                                                                                     April 30,       April 30,       April 30,
                                                                                        2006           2005            2006
                                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $ (8,632,428)   $ (9,984,565)   $(39,003,555)
   Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                                                       313,802         213,379         770,719
      Loss on inventory impairment                                                        63,898              --          63,898
      Loss on disposal of property and equipment                                         164,582              --         164,582
      Gain on payroll tax  settlement                                                   (344,947)             --        (344,947)
      Issuance or committed issuance of common stock for services rendered               399,310         504,715       5,662,634
      Issuance or committed issuance of common stock for contribution                     16,250              --          16,250
      Common stock issued for legal settlement                                                --              --          13,440
      Issuance of common stock as compensation expense
        for services rendered from minority shareholders                                      --              --          18,923
      Warrants issued or committed for services rendered                                  42,362          38,573       1,018,397
      Financing expense in connection with the
        issuance of warrants                                                             733,460              --         957,170
      Stock options issued for services rendered                                          32,806         281,100       2,380,446
      Additional compensation to officer in the form of
        convertible note payable - related party                                              --              --          42,171
      Amortization of deferred compensation                                                   --         459,308       1,646,192
      Amortization of debt discount on convertible
        notes payable                                                                    180,708         785,934       1,459,422
      Issuance of convertible notes payable as a penalty for the
       delayed registration of the underlying common stock                                12,000          44,000          63,000
      Issuance or committed issuance of common stock as a penalty for the delayed
        registration of shares of common stock                                           462,793       2,024,125       3,769,281
      Issuance or commitment to issue warrants as a penalty for the
        delayed registration of the underlying common stock                              737,299       1,287,746       2,256,327
      (Increase) decrease in
         Accounts receivable                                                             238,559        (245,547)        (37,400)
         Inventory                                                                      (273,834)       (808,650)     (1,082,484)
         Other current assets                                                            358,837        (196,972)        (52,952)
      Increase (decrease) in
         Accounts payable                                                                794,016         780,205       2,980,652
         Accrued expenses                                                                555,178         (14,086)        629,383
         Accrued payroll and payroll taxes                                               166,344           9,546       1,024,962
         Accrued interest                                                                114,720          94,778         288,720
         Other current liabilities                                                       503,105         200,000         703,105
                                                                                    ------------    ------------    ------------

Net cash used in operating activities                                               $ (3,361,180)   $ (4,526,411)   $(14,591,664)
                                                                                    ------------    ------------    ------------

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED APRIL 30, 2006 AND 2005 AND
               FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO APRIL 30, 2006
--------------------------------------------------------------------------------

                                                                                                                      For the
                                                                                                                    Period from
                                                                                                                     August 21,
                                                                                                                       1995
                                                                                        For the Years Ended        (Inception) to
                                                                                     April 30,       April 30,       April 30,
                                                                                        2006           2005            2006
                                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                               $   (554,105)   $   (138,526)   $ (1,542,160)
   Sales of property and equipment                                                        21,250              --          21,250
                                                                                    ------------    ------------    ------------

Net cash used in investing activities                                                   (532,855)       (138,526)     (1,520,910)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock in
     private placement                                                              $         --    $         --    $  3,547,406
   Offering costs on issuance of common stock in
     private placement                                                                        --              --        (196,793)
   Proceeds from issuance of common stock                                              1,620,000       2,702,156       6,315,424
   Offering costs on issuance of common stock                                           (122,380)        (31,750)       (262,148)
   Proceeds from the issuance of preferred stock                                              --              --         979,301
   Offering costs on issuance of preferred stock                                              --              --        (178,902)
   Proceeds from issuance of common stock subject
     to rescission rights                                                                     --         880,000       1,355,000
   Proceeds from issuance of common stock subject
     to buy-back for two year period                                                          --              --         250,518
   Proceeds from collection of subscription receivable for net
     sales of common stock subject to buy-back for two year period                            --              --         443,482
   Recapitalization of reverse merger                                                         --              --              14
   Proceeds from exercise of stock options in subsidiary                                      --              --           7,164
   Proceeds from issuance of common stock upon exercise
     of warrants                                                                       1,609,505              --       1,663,509
   Proceeds from notes payable                                                                --          59,000          59,000
   Payment on capital lease obligations                                                   (6,761)             --          (6,761)
   Payment on notes payable                                                              (30,000)         (8,940)        (39,447)
   Proceeds from issuance of notes payable - related parties                                  --         476,000         947,853
   Payments on notes payable - related parties                                                --        (260,934)       (807,265)
   Proceeds from convertible notes payable                                               900,000         100,000       1,000,000
   Payments on convertible notes payable                                                (100,000)             --        (100,000)
   Proceeds from convertible notes payable - related parties                              56,500              --         111,900
   Payments on convertible notes payable - related parties                                    --              --         (35,400)
   Proceeds from convertible notes payable
     subject to rescission rights                                                             --         300,000         685,000
   Proceeds from collection of subscription receivable for
     sale of convertible note payable sold subject to rescission rights                       --         425,000         425,000
                                                                                    ------------    ------------    ------------

Net cash provided by financing activities                                              3,926,864       4,640,532      16,163,855
                                                                                    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                      32,829         (24,405)         51,281

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            18,452          42,857              --
                                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     51,281    $     18,452    $     51,281
                                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Interest paid                                                                    $     10,380    $     15,076    $     28,344
                                                                                    ============    ============    ============

   Income taxes paid                                                                $         --    $        800    $     14,983
                                                                                    ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue 740,201, 402,455, and 14,499,183 shares of common stock, respectively, for services rendered or to be rendered. The shares of common stock were valued at $399,310, $504,715, and $5,662,634, respectively.

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue warrants to purchase 157,179, 100,000, and 1,435,408 shares of common stock, respectively, for services rendered or to be rendered. The warrants were valued at $42,362, $38,573, and $1,435,408, respectively.

Of the 740,201 common shares and warrants to purchase 157,179 common shares either issued or committed during the years ended April 30, 2006, 101,172 common shares related to prior period services off-setting accounts payable in the amount of $70,820.

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued unsecured convertible notes payable-related party, in exchange for accounts payable due to former legal counsel of the Company of $0, $25,648, and $773,083, respectively.

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company expensed $462,793, $2,024,125, and $3,769,280, respectively, for the issuance or committed issuance of 746,338, 1,966,056 and 3,644,094 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006 the Company issued convertible notes payable of $12,000, $26,000, and $63,000, respectively, as a penalty for the late registration of common stock to be issued upon conversion of convertible notes payable.

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company expensed $737,299, $1,287,746, and $2,256,327, respectively, for the issuance or committed issuance of warrants to purchase 3,695,245, 2,454,334, and 6,351,323 shares of common stock, respectively, as a penalty for the late registration of the common shares underlying investor warrants.

During the year ended April 30, 2006, the Company issued 22,463 shares of common stock upon the cashless exercise of warrants to purchase 64,583 shares of common stock.

During the year ended April 30, 2006, the Company issued or committed to issue 3,967,323 shares of common stock to investors, upon the conversion of $2,986,111 of convertible notes payable plus accrued interest.

During the year ended April 30, 2006, the Company issued 32,820 shares of common stock to an investor, upon the conversion of a promissory note payable plus accrued interest in the amount of $14,769.

During the year ended April 30, 2006, the Company removed $199,560 of current liabilities recorded from the sale of 312,012 common shares sold deemed subject to rescission rights. The $199,560 of current liabilities was reclassified to common stock and paid-in-capital.

During the year ended April 30, 2006, the Company reclassified $278,400 of convertible notes payable deemed subject to rescission rights to convertible notes payable.

During the year ended April 30, 2006, the Company issued 80,000 shares of common stock as offering costs.

During the year ended April 30, 2006, the Company issued 452,029 shares of common stock, committed in the prior year, to acquire the remaining outstanding stock of Microdevices.

During the year ended April 30, 2006, the Company committed to issue 25,000 shares as a contribution to a non-profit organization.

During the year ended April 30, 2006, the Company recorded debt discounts totaling $413,336 upon issuance of convertible notes payable in the face amount of $856,500 with detachable warrants to purchase 592,600 common shares.

The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company that can effectively decipher chemical formulas or compositions of unknown substances, without human intervention. Traditionally, the practical determination of the chemical formula or composition of a substance could only be accomplished invasively, through analytic chemistry, where the substance must be physically subjected to a series of complex tests involving chemicals, test tubes and a multitude of instruments.

Since inception, the Company has primarily focused on the research, development and commercialization of AtometerTM explosives detectors for the homeland security and defense markets.

Currently, the Company is focused on the commercialization and sales of the following AtometerTM detectors:

      o SIEGMATM 3E3 and 3M3 - portable, suitcase-borne systems for the remote detection and confirmation of home-made bombs, also known as Improvised Explosive Devices or "IEDs" and uniquely addressing the significant problems posed by unattended or suspicious packages.

      o CarBomb FinderTM 3C4 - vehicle-borne system for the detection and confirmation of car bombs, in which the sensors are deployed from the vehicle at the end of a mechanical arm and placed in proximity to the target.

      o CarBomb FinderTM 3C5 - in-ground vehicle screening system for the detection and identification of car bombs at checkpoints and chokepoints, developed in response to the high demand for critical infrastructure protection and improved perimeter defense.

      o STARRAYTM - all-terrain robot-borne detector for the stand-off detection of unexploded ordnance, landmines and IEDs, which can also be configured and integrated in various robotic and remote-vehicle platforms.

The Company is marketing its initial AtometerTM detectors globally to governmental and private entities, including the military. They are also negotiating licenses for the distribution of the devices with various industry partners. To date, however, the Company has yet to generate meaningful revenues from the sale of its products or the licensing of its technologies and has devoted the bulk of its efforts and resources to the research, design, testing and development of its proprietary "stoichiometric" sensor devices and underlying technologies. Although a portion of this research and development has been developed through funding from the Government, most of the Company's research related work is funded internally in order to capture full intellectual property rights from any inventions or processes that may arise.

The Company expects to continue the research and development of applications of its technologies and their further exploitation, both internally and through collaboration with third parties. Historically, the Company has developed prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security for other related uses of its core technology, including a cooperative development agreement with the U.S. Transportation Security Administration to produce a proof of concept incorporating its SuperSenzorTM technology into a next-generation baggage screening system. While it expects to continue to pursue and receive additional research and development funds through these agencies, the Company also has independently funded its research for programs, such as the use of our AtometerTM detectors for medical diagnostics and other industrial applications.

Prior to January 2005, HiEnergy also had one majority-owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which "Atometry" or StoitechTM was initially developed by the Company's former Chairman, Dr. Bogdan Maglich ("Microdevices"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

RECAPITALIZATION BETWEEN HIENERGY AND SHAREHOLDERS OF MICRODEVICES

On April 25, 2002, SLW, which was then a "public shell company", was taken over by the stockholders of Microdevices in a transaction commonly referred to as a "reverse takeover". Under this transaction, which was structured as a voluntary exchange of shares, the stockholders of Microdevices, including the Company's former Chairman, Dr. Bogdan Maglich, obtained the right to receive up to 64% percent of the outstanding shares of SLW. The stockholders of SLW prior to the voluntary share exchange retained, collectively, 36% of SLW. The reverse takeover was accounted for as a re-capitalization of Microdevices for accounting purposes, in a manner similar to a pooling of interests, with Microdevices as the accounting acquirer (reverse acquisition). Since the Company (formerly SLW) was a "public shell company", with limited assets and liabilities at the date of the acquisition and no significant operations prior to the acquisition, no pro forma information has been presented. As a result of the reverse takeover, Microdevices became the Company's majority-owned subsidiary, and was later merged with the Company in January 2005 in a short-form merger through which the Company committed to issue 452,029 shares of common stock to the remaining stockholders of HiEnergy Microdevices on the basis of 22.3524 HiEnergy shares for 1 share of Microdevices (the same ratio that was used in the original voluntary share exchange). Additionally, we may be required to issue up to 704,190 shares of the Company's common stock to former holders of options and warrants of Microdevices who hold rights to purchase HiEnergy shares at $0.156 per share. These rights survived the merger and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price.

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

8) For the year ended April 30, 2002 and the period from August 21, 1995 (inception) to April 30, 2002, the Company reversed $175,000 and $350,000 from research and development for an estimated and accrued payroll tax liability. Accordingly current liabilities and accumulated deficit decreased by $350,000 for the period ended April 30, 2002. The Company then recorded a new estimated payroll tax liability of $94,241 for the year ended April 30, 2002 and $$257,150 for the period from August 21, 1995 (inception) through April 30, 2002. Accordingly, current liabilities and accumulated deficit increased by $257,150 for the period ended April 30, 2002. The company has accrued the liability for its failure to timely file payroll tax returns, W-2s and Forms 1099. See "Note 9 Accrued Payroll and Payroll Taxes" for further information.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company incurred net losses available to common shareholders of approximately $8,632,428, $9,984,565 and $40,432,588, respectively, and it had negative cash flows from operations of approximately $3,361,180, $4,526,411 and $14,591,664, respectively. In addition, the Company had an accumulated deficit of $40,432,588 and was in the development stage as of April 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of April 30, 2006 through private placements, the Company is currently negotiating with certain investors to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs unless and until the Company's sales volume reaches a sufficient level to cover operating expenses as further discussed in "Note 22". Furthermore, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.

Since February 2006, we have implemented a restructuring plan and have made significant changes to our management and operations with the objective of transforming our organization in order to make it scalable for anticipated growth. We have taken immediate and deliberate steps to enhance our operations, improve cost efficiencies and advance our transition from a research and development company to a commercial manufacturing and sales organization. We have instituted new fiscal planning, budgeting and auditing structures, and have significantly reduced expenses, including personnel and other operating costs.

We have also instituted new capital prioritization strategies to improve capital utilization and distribution across the entire organization. We have eliminated expenditures on non-core activities in order to maximize our ability to exploit those core industries and geographic markets which offer the most compelling market and revenue growth opportunities, and for which we believe we have differentiated technologies and expertise.

Lastly, we have been implementing a new results-driven business plan that aims to expand our customer base and develop multiple sources of revenue including
(i) equipment sales; (ii) extended multi-year service contracts and warranties;
(iii) radiation safety training, licensing and consulting; (iv) technology licensing fees and joint venture investment income; (vi) research contracts, co-development funding and grants; (vii) integration services and reseller fees from non-proprietary products licensed from third parties, and (viii) lease financing and equipment rental income.

Historically we have been able to raise capital through self-managed private placements of our equity. From October 2005 to August 2006, we received through private placements to accredited and institutional investors a total of approximately $3.7 million in proceeds from financing activities, including $856,500 from the sale of convertible notes payable, $1.6 million from the exercise of warrants under our special warrant offer, as well as net proceeds of $1.3 million from the sale of Series B Convertible Preferred stock as part of a private placement of up to $5 million of our Series B Convertible Preferred Shares to accredited and institutional investors approved by the Board in June 2006, as further discussed in Note 22.

Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 to 4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of our restructuring plan and the reduction of operating expenses. While management believes it will be able to obtain the additional financing, there can be no assurance that such financing will be available on acceptance terms and conditions or at all. Further there can be no assurance that the Company will be successful in implementing its plans as described above.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

For comparative purposes, prior periods' consolidated financial statements have been reclassified to conform with report classifications of the current period.

Accounts Receivable

Accounts receivable consists of amounts due under governmental grants billed as monthly reports and submitted detailing work performed under the contracts and generally due in 30 to 60 days.

Inventories

The Company values its inventory at the lower of cost or market with cost being determined using the first-in, first-out method. The Company evaluates the carrying value of its inventory and reserves for potentially excess and obsolete inventories based on estimated demand quantities on hand, physical condition and technical functionality. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit. Inventory used for research and development is expensed, with appropriate state use tax accrued in the period such inventory is used. Inventory held at April 30, 2006 and 2005, is $875,217 and $808,650, respectively, and consists entirely of components acquired in anticipation of future assembly and sale, and is stated net of allowances for excess and obsolete inventory.

Other Current Assets

Other current assets consist primarily of capitalized insurance premiums, prepaid consulting and services, and deposits. Insurance premiums and prepaid consulting and services are capitalized and amortized over the estimated period for which such services are provided.

Property and Equipment

Property and equipment, including leasehold improvements, are capitalized at cost and stated net of depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful life of the property and equipment and over the lease term for leasehold improvements. Expenditures for additions and major improvements are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and offsetting gains or losses are recorded as other income or loss.

Useful lives for property and equipment are as follows:

                           Prototype Equipment                5 years
                           Laboratory Equipment               5 years
                           Furniture and Fixtures             5 years
                           Website Development                5 years
                           Leasehold Improvements             20 months

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is determined when the fair value of the asset subsequent to the impairing event or circumstance is less than the carrying value of that asset. Fair value is generally determined using valuation techniques such as the present value of expected future cash flows. Impairment losses are recognized in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For the period ended April 30, 2006, the Company recognized impairment loss of $291,936.

Intangible Properties

The Company has filed several patent applications within the United States and internationally. The outcome is indeterminable. Patent costs consist mainly of legal expenses which are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash accounts receivable and accounts payable approximate their fair values because of the short term maturity of these instruments.

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

Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 15, 20 and 21, and the commitment to issue such penalty securities is described in Notes 19 and 23 to this Report.

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

Warrants

Noncash Exercise of Warrants - The Company will issue on occasion warrants to purchase common stock where the holder is entitled to exercise the warrant, utilizing a non-cash transaction, when the exercise price is less than the fair value of the common stock. The Company accounts for the issuance of common stock on the non-cash exercise of warrants as a cost of capital.

Warrants Issued As Financing and Offering Costs - The Company issues common stock with detachable warrants to investors. The company will also issue warrants to shareholders who identify and arrange for successful third party investors in the Company's common stock. These warrants are recorded as a cost of capital.

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

The weighted average fair value of stock options granted during the year ended April 30, 2006 was $0.29. Fair value was determined using the Black-Scholes option-pricing model. For stock options granted during the fiscal-year ended April 30, 2006, the weighted average assumptions for grants were a risk free interest rate of 4.22% an expected life of 2 years, volatility of 96.64% and dividend yield of 0%.

The following table compares net loss attributable to common stockholders and loss per share for the years ended April 30, 2006 and 2005, as reported, to the pro forma amounts that would be recorded had compensation expense for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123.

                                                          Year ended         Year ended
                                                         April 30, 2006     April 30, 2005
                                                         --------------    --------------
Net loss attributable to common stockholders             $   (8,632,428)   $   (9,984,565)
Stock-based employee compensation included in
   reported net income, net of related tax effects               32,000           319,673
Total stock-based employee compensation expense
  determined under fair value based methods for
  all awards, net of related tax effects                     (1,025,442)       (1,430,197)
                                                         --------------    --------------
Pro forma net loss attributable to common stockholders   $   (9,625,870)   $  (11,095,089)


Basic loss per share:
  As reported                                            $        (0.15)   $        (0.28)
  Pro forma                                              $        (0.17)   $        (0.31)
Diluted loss per share:
  As reported                                            $        (0.15)   $        (0.28)
  Pro forma                                              $        (0.17)   $        (0.31)


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

                                                            As of April  As of April
                                                             30, 2006      30, 2005
                                                             -----------------------
Stock Options                                                10,337,344    8,415,655
Warrants                                                     13,986,358   19,600,262
Convertible notes payable and accrued interest - related
   parties                                                      190,045      781,713
Convertible notes payable and accrued interest                1,492,512           --
Convertible notes payable and accrued interest - deemed
  subject to rescission rights                                       --    1,241,319
Shares of common stock deemed subject to rescission rights           --      312,012
Shares held by Company to be issued upon
   payment of outstanding promissory notes
                                                                     --      704,190
                                                             -----------------------
                                                             26,006,259   31,055,151
                                                             -----------------------

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is required to implement the new standard in the first quarter of fiscal 2007, and will apply the modified prospective transition method. Under the modified prospective method, the new accounting standard will be applied; effective May 1, 2006, to the unvested portion of awards previously granted and will be applied to all prospective awards. Prior financial statements will not be restated under this method. The new accounting standard will result in the recognition of expense for all stock-based compensation awards where the Company previously used the intrinsic value method of accounting, at times resulting in no recognition of expense for stock-based compensation

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. The Company has recently inventory and has no sales or cost of goods and the adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

In February 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is still evaluating the statement but does not expect the adoption of SFAS 155 to have a material impact on the Company's consolidated financial statements.


In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is still evaluating the statement but does not expect the adoption of SFAS 156 to have a material impact on the Company's consolidated financial statements.


In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

NOTE 5 - OTHER ACCRUED LIABILITIES

Included in other current liabilities is $603,100 representing a deposit made against the purchase of our devices with a customer. This amount shall remain a deposit until applicable revenue recognition criteria are met.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the year ended:

                                  April 30, 2006  April 30, 2005
                                 --------------   --------------
 Prepaid professional services   $           --   $       44,553
 Insurance premiums                      13,287           10,060
 Deposits                                    --          311,042
 Other                                    9,705           16,174
                                 --------------   --------------

Total                            $       22,992   $      381,829
                                 ==============   ==============


NOTE 7 - INVENTORY

During the year ended April 30, 2006, the Company continued to acquire components in anticipation of future assembly and sale. Total net inventory as of April 30, 2006 was $875,218 compared to $808,650 as of April 30, 2005. The Company values its inventory at the lower of cost or market. The Company performs quality control reviews of its components to ensure that each component meets the quality and design standards required for final assembly of finished goods. For components identified as possibly defective or of not meeting the specific design requirements for finished goods, the company records an inventory reserve for components of uncertain use in product assembly or records an impairment charge for components which require additional work to bring them to the quality and standard of product design or written off if determined that the component is obsolete and virtually incompatible with the design and standard of finished goods. At April 30, 2006, included in net inventory is a $37,000 inventory reserve for components owned by the Company which were being repaired at April 30, 2006. In addition, included in operating loss for the year ended April 30, 2006 is $12,910 for inventory expensed to research and development supplies used in the development of prototypes and $13,988 for restocking fees on the return of inventory previously purchased by the Company.

SFAS 2, "Accounting for Research and Development Costs", allows an enterprise to draw from its normal inventory and convert the inventory for research and development purposes as a capital asset. During the year ended April 30, 2006, the Company converted $143,369 of its inventory to research and development equipment.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the year ended:

                                April 30, 2006    April 30, 2005
                                --------------   --------------

Prototype equipment             $      874,283   $      327,747

Laboratory equipment                   322,503          535,110

Furniture and fixtures                  85,903           70,587
Leasehold improvements                  51,150           51,150

Web site development                        --           14,400
                                --------------   --------------
                                     1,333,839          998,994

Less accumulated depreciation          545,117          456,914
                                --------------   --------------

                   Total        $      788,722   $      542,080
                                ==============   ==============

Depreciation and amortization expense for the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, was $313,802, $213,379, and $770,719, respectively.

NOTE 9 - ACCRUED PAYROLL AND PAYROLL TAXES

At April 30, 2004, the Company's former subsidiary, Microdevices, recorded a payroll tax liability of approximately $386,000 for potential payroll taxes due for unknowlingly filing incomplete payroll tax returns or not filing payroll tax returns with respect to the issuance of shares of Microdevices common stock to officers, employees, directors, legal advisors and consultants for services rendered prior to April 30, 2002. Prior to April 30, 2006, we amended previously filed payroll tax returns and filed missing tax returns to ensure that the Microdevices payroll tax returns were in compliance with payroll tax regulations for the payroll tax period of 1998 through June 30, 2002 and allowed the taxing authorities to determine and assess the payroll tax, penalties and interest due for these periods. As result, the Company paid approximately $25,000 in payroll taxes, penalties and interest during the 2006 fiscal year and entered into an installment agreement with the Internal Revenue Service to make $2,000 monthly payments on tax only principal due of $44,317. At April 30, 2006, the total Microdevices liability assessed by the Internal Revenue Service for 1998 through June 30, 2002 was $55,279 for the installment note and related penalties and interest due. Based on this IRS assessment we reduced the $386,000 estimated payroll tax accrual to the actual IRS assessment and recorded the approximate $345,000 adjustment to operating expenses.

NOTE 10 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following as of the year ended:

                                                                           April 30, 2006  April 30, 2005
                                                                           --------------   --------------
                                                                           $        3,556   $        5,595
Capital lease for equipment, secured by the equipment with an effective interest rate of 17.205% per annum through October 2007, with monthly payments in the amount of $237

Capital lease for equipment, secured by the equipment, with an effective interest rate of 8.99% per annum through October 2007, with monthly
  payments in the amount of $817.64                                                13,005               --
                                                                           --------------   --------------
                                                                                   16,561            5,595

Less current portion                                                       $        8,455   $        2,039
                                                                           --------------   --------------
Long-term portion
                                                                           $        8,106   $        3,556
                                                                           ==============   ==============


NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following as of the year ended:

                                                                           April 30, 2006   April 30, 2005
                                                                           --------------   --------------

Notes payable to former employees for deferred compensation,
 unsecured and bearing interest at 5% per annum                                     7,125           37,125
                                                                           --------------   --------------
                                                                                    7,125           37,125

Less current portion                                                       $        7,125   $       37,125
                                                                           --------------   --------------
Long-term portion
                                                                           $           --   $           --
                                                                           ==============   ==============


NOTE 12 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the year ended:

                                                                           April 30, 2006   April 30, 2005
                                                                           --------------   --------------
Notes payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, or 15% per annum
  upon default, and due on demand                                          $       40,000   $       40,000

Note payable to a shareholder of the Company, unsecured,

  bearing interest at 10.5% per annum, and due on demand                           45,000           45,000

 Note payable to former legal counsel of the Company, unsecured, bearing interest at 5% per annum and due on demand

  The note was subsequently converted into equity in June 2005                         --           14,000
                                                                           --------------   --------------
                                                                                   85,000           99,000


Less current portion                                                               85,000           99,000
                                                                           --------------   --------------

   Long-term portion
                                                                           $           --   $           --
                                                                           ==============   ==============



NOTE 13 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the year ended:

                                                                                    April 30, 2006  April 30, 2005
                                                                                   --------------   --------------
  Convertible notes payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the notes has the option to convert the principal and interest into shares of common stock of the company at $1.00 per share at any time. In October 2005, the
   Company induced conversion of $211,617 of the notes, plus accrued interest, by reducing the conversion price to $0.60 per share. In April 2006, the
   Company induced conversion of the balance of the notes, plus accrued
  interest, by reducing the conversion price to $0.30 per share                    $           --   $      634,851
                                                                                   --------------   --------------


  Convertible notes payable ("CNP") to two board members, unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 27% to 52%, due in March and
   April 2007. The CNP were issued with detachable warrants to purchase 22,600 shares of common stock at $0.60 per share with a three year term. The face value of the CNP is $56,500, the recording of which reflects an unamortized debt discount of $15,647 for the relative values of the beneficial conversion feature and detachable warrants. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. Any outstanding balance of the CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by the Company in the amount of $2,000,000 or above, at a 10% discount. In June 2006, the CNP together with accrued interest were automatically exchanged into shares of the Company's Series B Convertible Preferred Stock.
   See "Note 22 Subsequent Events Convertible Notes," for more information.                40,853

  Convertible note payable to former legal counsel of the Company, unsecured, bearing interest at 10% per annum and due on demand. The holder of the note has the option to convert the principal and interest into shares of common stock of the company at $0.85 per share at any time. In October 2005, the
   Company induced conversion of $12,744 of the notes, plus accrued interest, by
   reducing the Cconversion price to $0.60 per share                                           --           38,232
                                                                                   --------------   --------------





                                                                                           40,853          673,083

Less current portion                                                                       40,853          673,083
                                                                                   --------------   --------------

 Long-term portion                                                                 $           --   $           --
                                                                                   ==============   ==============

NOTE 14 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of the year ended:

                                                                                April 30, 2006    April 30, 2005
                                                                                --------------   --------------
Convertible notes payable ("CNP") to various investors, unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 31% to 74%, due in
October and November 2006. The CNP were issued with detachable warrants to purchase 400,000 shares of common stock at $0.80 per share with a three year term. The face value of the CNP is $500,000, the recording of which reflects an unamortized debt discount of $134,657 for the relative values of the beneficial conversion feature and detachable warrants. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. Any outstanding balance of the CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by the Company in the amount of $2,500,000 or above, at a 10% discount. During the Company's special warrant offer, 360,000 shares of common stock were purchased upon exercise of the detachable warrants at a reduced exercise price of $0.20 per share, with the remaining warrants forfeited. See "Note 22 Subsequent Events
Convertible Notes," for more information.                                              365,343               --

Convertible notes payable ("CNP") to an investor, unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 58%
to 79%, due in September and October 2006. The CNP were issued with detachable warrants to purchase 120,000 shares of common stock at $0.60 per share with a three year term.  The face value of the CNP is
$300,000, the recording of which reflects an unamortized debt discount of $82,324 for the relative values of the beneficial conversion feature and detachable warrants. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.30 per share at any time until the later of the prepayment date or the maturity date.  Any outstanding balance of the CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by the
Company in the amount of $2,000,000 or above, at a 10% discount.  In
June 2006, the CNP together with accrued interest were automatically exchanged into shares of the Company's Series B Convertible Preferred
Stock. See "Note 22 Subsequent Events Convertible Notes," for more information.        217,676               --

                                                                                --------------   --------------
                                                                                       583,019               --

                                                                                --------------   --------------
Less current portion                                                            $      583,019   $           --
                                                                                --------------   --------------

 Long-term portion                                                              $           --   $           --
                                                                                ==============   ==============

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

NOTE 15 - CONVERTIBLE NOTES PAYABLE DEEMED SUBJECT TO RESCISSION RIGHTS

Convertible notes payable deemed subject to rescission rights consisted of the following as of the year ended:

                                                                                   April 30, 2006   April 30, 2005
                                                                                   --------------   --------------
Convertible notes payable ("CNP"), unsecured, bearing interest at 5% per annum and coupled with the proceeds allocated to the detachable
 warrants, an estimated effective annual interest rate of 49%, due in
 June 2006 (excluding $10,000 due in January 2006).  In June 2005, the holders converted $70,000 of the CNP into shares of common stock, with the balance converted in February 2006. The shares issued upon
 conversion were deemed no longer subject to rescission                            $           --   $      310,000

Convertible notes payable, unsecured, bearing interest at 5% per annum due in
 June 2006, issued as a penalty to holders as a result of the Company's inability to file a registration statement within certain specified deadlines
 As of April 30, 2006, the CNP were converted into shares of common stock. The shares issued upon conversion were deemed
 no longer subject to rescission                                                               --           37,800

Convertible note payable ("CNP"), unsecured, bearing interest at 5% per annum, and, coupled with the proceeds allocated to the detachable warrants, an estimated effective annual interest rate of 44%. The CNP was due January 2006, convertible at $0.45 per share at any time before maturity. The CNP included detachable warrants with a three and one-half year term to purchase shares of common stock as follows: 411,111 at $0.45 per share; 246,667 at $0.75 per share; 148,000 shares at $1.25 per share and 123,333 shares at $1.50 per share
 Said detachable warrants issued in the first closing have since expired. In
 June 2005, the holder converted all principle and accrued interest into common shares. The shares issued upon conversion have been deemed no
 longer subject to rescission                                                                  --          185,000
                                                                                   --------------   --------------
                                                                                               --          532,800

                                                                                   --------------   --------------
Less current portion                                                               $           --   $      532,800
                                                                                   --------------   --------------

  Long-term portion                                                                $           --   $           --
                                                                                   ==============   ==============

The above convertible notes payable had been previously deemed subject to integration having been sold during a period when the Company had on file a registration statement with the SEC. Such a contemporaneous, private offering may have resulted in a violation of certain federal securities laws concerning the contemporaneous sale of securities by the Company at different terms, where the effect of integration can be to destroy an exemption upon which a company has relied in issuing its securities privately, which renders the transaction an illegal unregistered public offering. If this is the case, the purchasers of convertible notes payable may have had similar rescission rights available to certain of the shareholders as described in Note 16 (See Note 16 for a full description of the circumstances surrounding rescission rights of the shareholders). Accordingly, the Company would have been required to pay each rescinding holder of the amount it received as consideration, plus any interest with respect to such amount at the applicable rate, and the securities would have been cancelled.

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice it has received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified all convertible notes payable deemed subject to rescission rights to convertible notes payable as of April 30, 2006.


NOTE 16 - SALES OF COMMON STOCK DEEMED SUBJECT TO RESCISSION RIGHTS

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

The Company has completed an independent investigation as to whether or not the rescission rights continue to exist and, based upon legal advice we have received as to the appropriate state and federal limitations periods pertaining to the rescission obligations assumed, the Company has reclassified all of 4,132,008 shares of common stock sold deemed subject to rescission rights to common stock and additional paid in capital, and eliminated the related current liability. During the years period ended April 30, 2006, the Company reclassified the 312,012 remaining shares deemed subject to rescission rights, reported at fiscal year ended April 30, 2005, to common stock and additional paid in capital, eliminating the recorded current liability for shares deemed subject to rescission rights of $199,560, reported at fiscal year ended April 30, 2005.


NOTE 17 -RESEARCH AND DEVELOPMENT COSTS

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


Below is a summary of research and development costs for the following periods:

                                                                                             Period from
                                                                                           August 21, 1995
                                                                                           (Inception) to
                                                      Year ended April 30,                    April 30,
                                           --------------------------------------------------------------------
                                                   2006                  2005                   2006
                                           --------------------------------------------------------------------
        Research and development costs               $ 2,365,543          $  1,395,460            $  7,015,686
        Grant proceeds earned                           (321,220)             (610,200)             (1,773,994)
                                           --------------------------------------------------------------------
        Net research and development costs           $ 2,044,323            $  785,260            $  5,241,692
                                           --------------------------------------------------------------------


NOTE 18 - RETIREMENT PLAN

In July 2005, the Company's Board of Directors approved a SIMPLE IRA Plan (the "Plan"). Participation in the Plan is automatic for those employees who meet eligibility requirements unless they decline participation. Under the Plan, the Company provides matching contributions of up to 3% of each participating employee's annual eligible compensation. The maximum employee contribution is subject to regulatory limitations. The Company contributed $37,059 to the Plan on behalf of its employees during the year ended April 30, 2006.


NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

In November 2005, the Company entered into a letter agreement with a technology management consultant to provide the Company with advisory services as to business strategy, technology management and new product/innovation development. The Company will pay the consultant a retainer of $25,000, payable in restricted shares of common stock of the Company. The agreement may be terminated by any party with 60 days' written notice to the other.

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

In January 2006, the Company entered into a reseller agreement with a service-disabled veteran-owned small business (SDVO) related to the right to market and resell the Company's products and services to federal agencies and customers. The Company agreed to work with no other qualified SDVOSB in the sales and marketing of its products and services. The reseller agreement and related pricing expires in one year unless extended by mutual agreements.

In February 2006, the Company engaged a research physicist as a scientific advisor and consultant to the Company to pursue funded cooperative research and development with NATO, IAEA, EU and local governments and certain marketing activities. Pursuant to the letter agreement, prior to commencing any work, the Company will be required to pay the consultant a retainer of $40,000 in the form of stock of the Company and reimburse any pre-approved expenses. Either party may terminate the agreement at any time upon 60 days written notice to the other.

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

In April 2006, the Company entered into an agreement with a leading technology solutions sales and distribution company related to non-exclusive rights to market and resell the Company's products and services to governmental customers in Singapore and China and exclusive rights to market and resell the Company's products and services to the Beijing 2008 Summer Olympic Games.

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

Employment Agreements

In January 2005, the Company entered into an employment agreement for the employment of Roger W.A. Spillmann as Secretary and Vice President. This agreement is still in effect; however Mr. Spillmann now serves as the company's President and CEO. Major commitments in the agreement are as follows:

      o The Company must pay him an annual base salary of $200,000, of which $140,000 will be payable in cash, and the remainder in deferred compensation.
      o The Company granted him a stock option to purchase 500,000 shares of common stock at $0.72 per share, and vesting on December 31, 2005.
      o If terminated by the Company without cause, the Company must pay him on the termination date, severance pay in an amount equal to six (6) months of the minimum annual base salary.
      o The Company will provide him with four (4) weeks paid vacation as well as comprehensive family medical and dental healthcare benefits.

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

In December 2005, the Company entered into an employment agreement with a project manager in which the Company committed to pay the employee an annual base salary of $55,000 in cash and, after six months of continuous employment, employee stock options to purchase 40,000 shares of common stock per year at the market price on the issuance date, with equal vesting on a bi-annual basis. Pursuant to the employment agreement, upon sixty days of employment the project manager will receive standard medical and dental healthcare benefits and upon ninety days qualify for enrollment in the Company's IRA plan.

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

In December 2005, the Company entered into an employment agreement with a software engineer in which the Company committed to pay the employee an annual base salary of $75,000 and, after six months of continuous employment, employee stock options to purchase 37,500 shares of common stock per year at the market price on the issuance date, with equal vesting on a bi-annual basis. Pursuant to the employment agreement, upon sixty days of employment the engineer will receive standard medical and dental healthcare benefits and upon ninety days qualify for enrollment in the Company's IRA plan.

In April 2006, the Company entered into an employment agreement with its Chief Scientist. Major commitments included in the agreement are as follows:

      o The Company must pay him an annual base salary of $120,000 per year effective May 1, 2006. of which $20,000 will be accrued as deferred compensation and payable in equal installments on a quarterly basis.
      o The Company has the option to prepay him with common shares having a value equivalent to six (6) months of the above stated salary in the event the Company files a registration statement on S-8.
      o The Company will grant him a stock option to purchase 80,000 shares of common stock at the market price on the issuance date with equal vesting on a bi-annual basis.
      o On each anniversary of his original hire date of July 19, 2004, the Company will grant him a stock option to purchase 30,000 shares of common stock per year at the market price on the issuance date, with equal vesting on a bi-annual basis.
      o The Company will provide him with three (3) weeks paid vacation as well as comprehensive family medical and dental healthcare benefits.

Purchase and Sales Agreements

In April and May 2004, the Company issued a purchase order for neutron generators at a total cost of approximately (euros) 678,000, approximately $813,600. The Company had the option to lease these units from the vendor for up to 12 months but has returned all units prior to the 12 month period due to performance issues under the lease.

In May 2004, the Company ordered gamma radiation detectors, electronic cooling systems and other components for a total cost of $1,368,000. The Company began receiving the detectors and components in May 2004 and continued to receive units at varying intervals. Due to its decision to better balance inventory, the Company halted delivery and in February 2006 the Company returned 13 of the electronic cooling units for a credit against payables due the vendor and incurred a restocking fee of 20%. In the event the Company receives orders sufficient to justify adding detectors, the vendor has agreed to extend the Company a purchasing discount of 10% so as to recover a portion of the restocking fee.

In November 2004, the Company issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to the Company's SuperSenszorTM program and the Company's cooperative research agreement with the TSA. As of April 30, 2006, the Company has paid for and received one of the generators and has made a non-refundable deposit of $92,997 against the remaining unit with the balance due upon acceptance following delivery.

In January 2005, the Company received an order for one SIEGMATM system, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from a company located in Tenerife, Canary Islands, Spain. Payment of the balance in the amount of $227,000 is due upon testing and acceptance of the unit.

In February 2005 and in March 2005, the Company issued purchase orders in the amount of $304,000 and $611,000, respectively, for robotic vehicles to be used to facilitate remote deployment of its explosive detection devices. As of July 31, 2005, the Company received all of the robotic vehicles ordered. In October and November 2005, the Company returned five of the units for a complete cancellation of the amount owed for those units.

In May 2005, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of two SIEGMATM systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, the Company received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104. In September 2005, the Company received a down payment in the amount of $375,581 and in January 2006, the Company received the balance of the purchase order. Pursuant to the agreement, the Company will provide one year of maintenance and service, and radiation safety consulting, as well as software and hardware upgrades for a period of six months.

Lease Agreement

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. In October 2005, the Company extended the lease for an additional year adding 2,265 square feet of space within the same building, bringing the total building space to 13,262. The new space is being used for additional offices, inventory storage, with space set aside for some product assembly. The Company also has an option for additional space if needed for expanded assembly or manufacturing. The Company also leases 2,400 feet of outdoor testing space which is included in the monthly rent under the terms of the addendum. The addendum for one additional year provides for monthly rent of $17,591. The addendum to the lease expires in October 2006 and as of April 30, 2006, the aggregate future minimum payment under the lease agreement was $105,543.

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

In July 2002, the Company entered into a consulting agreement with Yeffet Security Consultants, Inc. and its beneficial owner, Isaac Yeffet ("YSCI"). Under the terms of this agreement, YSCI was to provide consulting services to the Company to further our marketing and business objectives. On October 29, 2003, the Company notified YSCI that it was terminating its contract on the grounds of inadequate performance and YSCI alleged that the Company breached the consulting agreement and sought to recover $449,540.91. On June 9, 2006, the Company and YSCI entered into a Confidential Settlement Agreement and Mutual Release which provides for a mutual reconciliation of disputes.

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company and its former Chairman, Bogdan C. Maglich, among other named defendants, on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC
(JTLx), alleging various violations of the Federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defend itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under ss.18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of ss.20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part Motions to Dismiss filed by the Company, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under ss.10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that the Company filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed the Company that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Company counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

In April 2005, a claim was filed against the Company with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc., ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection on behalf of the partnership of $107,300 allegedly owed to it for services purported to have been fully-provided to the Company. The Company engaged local counsel and filed, on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting the Company's Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against the Company related to the subject matter of its current claim. In August 2005, DDI filed a new lawsuit on behalf of the partnership which is expected to go before the Court following an appropriate period for discovery. In August 2006, the Company entered into settlement discussions with DDI and in September 2006, DDI caused the lawsuit to be dismissed without prejudice. There can be no assurance that the claims DDI asserted against the Company will not be resuscitated at some time in the future.

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

In November 2005, a claim was filed against the Company with the District Court of Orange County, California by SBI-USA ("SBI"). SBI is seeking collection of a fee in the amount $50,000 allegedly owed to it for financial advisory services purported to have been provided to the Company during the fiscal year ended 2003. In July 2006, we agreed to mediation and entered into settlement discussions to avoid further litigation costs and in September 2006, the Company and SBI entered into a settlement agreement which provides for a mutual reconciliation of disputes and a dismissal of the claim.

In December 2005, a claim was filed against the Company with the County Court of Dallas County by Lockwood Greene Engineers Inc. ("LGE") (Cause No. cc-05-12059-b). LGE is seeking collection of a fee in the amount of $35,039 allegedly owed to it for engineering and construction services purported to have been provided to the Company during the fiscal year ended 2005. In July 2006, the Company and LGE entered into a Confidential Settlement Agreement and Mutual Release which provides for a mutual reconciliation of disputes.

Potential Legal Actions

In December 2005, the Company received a letter from EADS North America, Inc. ("EADS") alleging breaches by the Company of a lease agreement between the Company and EADS, dated April 29, 2004 (the "Lease"). Pursuant to the terms of the Lease, EADS was to deliver ten neutron generators on a fixed schedule agreed upon by both parties. The Company received four of the ten neutron generators with significant delays due to production and support issues and ceased payments pending resolution. Prior to the end of the Lease, the Company returned the four generators it had received due to non-performance by EADS and sought termination of the contract. The letter from EADS alleges that the Company failed to meet its payment obligations, demands early termination payments, cancellation of discounts and other charges unrecognized by the Company, and threatens litigation in the event the Company fails to cure immediately. The Company has recorded $239,017 for lease payments in accordance with terms of the lease while it attempts to resolve the matter. In June 2006, the Company received a supplemental letter from EADS detailing additional charges disputed by the Company for premature cancellation and return of equipment in an amount equal to $280,415. As of this date, no legal action has been filed by either party and the Company intends to defend itself against any legal proceeding that may be brought by EADS on the basis indicated in this letter. The Company is unable to predict a meaningful estimate of the costs of defending itself against any possible legal action, should one be filed in the future. The Company currently sources neutron generators from other trusted vendors and its ability to manufacture its products has not been materially impacted by this dispute.

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

Convertible Notes Payable

As of April 30, 2006, the Company had outstanding $800,000 of convertible notes payable ("CNP") issued to investors, which together with accrued interest of $43,055 are convertible into 1,492,512 shares of common stock. The CNP have been recorded net a remaining unamortized debt discount of $216,981 for the relative values of the beneficial conversion feature and detachable warrants. In June 2006, $300,000 of the CNP together with accrued interest were automatically exchanged into shares of the Company's Series B Convertible Preferred Stock.

Convertible Notes Payable - Related Parties

As of April 30, 2006, the Company has outstanding $56,500 of convertible notes payable - related parties issued to two members of the Company's Board of Directors, which together with accrued interest of $513.42 are convertible into 190,045 shares of common stock. The CNP have been recorded net a remaining unamortized debt discount of $15,647 for the relative values of the beneficial conversion feature and detachable warrants. In June 2006, all $56,500 of the convertible notes payable - related parties together with accrued interest were automatically exchanged into shares of the Company's Series B Convertible Preferred Stock. This investment was on the same terms as concurrently made by unaffiliated investors.

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

In December 2005 the Company's Board approved a special warrant offer allowing investors to exercise their existing warrants at greatly reduced exercise prices. In conjunction with this offer each participating investor forfeited any right to receive penalties after November 2005. However, for investors who did not participate in the special warrant offer, the Company remains obligated to honor these registration rights and to issue additional securities as a result of the related penalties, and it will incur additional financial costs or penalties until such time as all registerable shares under the agreements have in fact been registered or when the penalties become impermissible as a matter of law as prescribed in the instrument or can be sold without registration under Rule 144. The Company and its stockholders are subject to substantial dilution as a result of the Company's inability to register shares as required by the Company's agreements.

Government Contract Commitments

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb FinderTM head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle. In early 2006, ICRC requested an extension under the subcontract and at present the finished prototype is expected to be completed and field tested by the U.S. Army and D.C. Capitol Hill Police by year end. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. As of date of this Report, the Company has received payment in the amount of $260,114 for its performance. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, the Company receives payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

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

NOTE 20 - COMMON STOCK

Common Stock Issued or Committed for Cash

During the years ended April 30, 2006 and 2005, and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue 3,564,447, 7,083,227 and 17,316,321 shares of common stock, respectively, in exchange for cash of $1,620,000, $3,582,156 and $8,364,424, respectively.

Common Stock Issued or Committed to be Issued Upon Exercise of Warrants

During the year ended April 30, 2006 the Company issued or committed to issue 11,454,112 shares of common stock in exchange for cash of $1,609,505 upon the exercise of warrants under a special warrant offer approved by the Company's Board of directors in December 2005. Under the terms of the offer, investors who has previously received warrants in conjunction with their investments were allowed to exercise those warrants at greatly reduced exercise prices. The average exercise price for the purchase of the 11,454,112 shares was $0.14. See "Note 21 - Stock Options and Warrants".

Offering Costs on Issuance of Common Stock for Cash

During the years ended April 30, 2006 and 2005, and the period from August 21, 1995 (inception) to April 30, 2006, the Company incurred offering costs of $122,380, $31,750 and $262,148, respectively. The current year period includes $60,380 of offering costs related to the special warrant offer. Also during the year ended April 30, 2006 the Company issued 80,000 shares of common stock as offering costs.

Common Stock Issued or Committed for Services Rendered or to be Rendered

During the years ended April 30, 2006 and 2005, and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue 740,201, 402,455 and 14,499,183 shares of common stock, respectively, in exchange for services rendered or to be rendered, valued at the fair market of the common stock issued of $399,309, $504,715 and $5,662,633, respectively.

Details of the services performed, in consideration for the common stock, during the years ended April 30, 2006, are as follows:

      o During the year ended April 30, 2006, 30,000 unregistered shares of common stock valued at $21,000 were issued to a design/manufacturing consultant as compensation for services.
      o During the year ended April 30, 2006, 104,000 unregistered shares of common stock valued at $73,840 were issued for Edgar filing services.
      o During the year ended April 30, 2006, 154,359 unregistered shares valued at $108,051 were issued or committed to settle accounts payable of $70,820 for prior legal services. The difference between the value of the shares and the accounts payable balance of $37,231 was expensed in the current period.
      o During the year ended April 30, 2006, the Company issued or committed to issue a total of 215,000 unregistered shares of common stock valued at $104,050 to members of its Board of Directors for their attendance at scheduled meetings. Each member of the Company's board had received 5,000 shares of un-registered common stock, then beginning in January 2006, 10,000 shares of unregistered common stock for each meeting attended.
      o During the year ended April 30, 2006, the Company committed to issue 236,842 unregistered shares valued at $92,368 to an engineering consultant as compensation for services provided during the year.

Common Stock Issued or Committed to Issue on the Conversion of Convertible Notes Payable

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue 3,967,323, 302,421 and 5,865,660 shares of common stock, respectively, for the outstanding principal and accrued interest on convertible notes payable balances of $2,153,398, $149,560 and $2,986,111, respectively. Shares reported for the year end period April 30, 2006, and inception-to-date period include 1,315,116 shares issued and committed to be issued to induce the conversion of $565,980 of convertible notes payable plus accrued interest, with extra shares resulting in an aggregate inducement charge of $499,744. The inception-to-date shares also include 944,444 shares committed at the end of fiscal-year 2004 for a subscription receivable collected at the beginning of fiscal-year 2005 in the amount of $425,000.

Common Stock Issued on the Conversion of Promissory Notes

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued 32,820, 1,139,130 and 1,171,950 shares of common stock for the settlement of outstanding promissory notes and accrued interest in the aggregate amount of $14,769, $524,000 and $538,769.

Common Stock Issued on the Cashless Exercise of Warrants

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued 22,463, 1,341,806 and 1,895,294 shares of common stock, respectively, on the cashless exercise of warrants.

Common Stock Issued or Committed as a Penalty for Late Registration

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue 746,338, 1,966,055, and 3,644,094 shares of common stock, respectively, as penalty expenses in the amount of $462,793, $2,024,125 and $3,769,280, respectively, for the late registration of the Company's common stock. See "Note 19 - Commitments and Contingencies, Penalty Securities".


NOTE 21 - STOCK OPTIONS AND WARRANTS

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

The following summarizes the stock option and warrant transactions for employees and other service providers:

                                                 Stock
                                   Weighted      Options       Weighted                      Weighted
                                   Average       And           Average      Total            Average
                     Stock         Exercise      Warrants      Exercise     Options          Exercise
                     Options       Price         Non-          Price        And              Price
                     Employee      Per Share     Employee      per Share    Warrants         per Share
                     --------------------------- ------------- ----------------------------- -------------
 Outstanding,
August 21, 1995
 (inception) to

April 30,  2006          2,482,011      $  0.13         1,051       $  0.28       2,483,062       $  0.13


 Granted                   287,653      $  0.20       346,373       $  0.28         634,026       $  0.24
                     --------------------------- ------------- ----------------------------- -------------
 Outstanding,

April 30, 2002           2,769,664      $  0.14       347,424       $  0.28       3,117,088       $  0.16
                     --------------------------- ------------- ----------------------------- -------------

 Granted                 3,461,755      $  1.24     2,002,726       $  2.02       5,464,481       $  1.43


 Canceled              (2,264,208)      $  1.33       (1,051)       $  0.28     (2,265,259)       $  1.33

 Outstanding,
April 30, 2003           3,967,211      $  0.42     2,349,099       $  1.76       6,316,310       $  0.84
                     --------------------------- ------------- ----------------------------- -------------

Granted                  1,738,221     $   1.03     1,029,000      $   1.11       2,767,221      $   1.01


Canceled               (1,058,483)     $   1.42     (119,705)      $   0.36     (1,178,188)      $   1.31

Outstanding
April 30, 2004           4,646,949     $   0.42     3,258,394      $   1.61       7,905,343      $   0.83
                     --------------------------- ------------- ----------------------------- -------------
                         2,956,980     $   0.76                     $  0.99       3,056,980      $   0.77
Granted                                               100,000


Canceled                 (910,000)     $   1.08     (876,668)      $   2.79     (1,786,668)      $   1.92
                     --------------------------- ------------- ----------------------------- -------------

Outstanding
April 30, 2005           6,693,929     $   0.70     2,481,726      $   1.17       9,175,655      $   0.82

                     --------------------------- ------------- ----------------------------- -------------
                                       $   0.55                    $   0.65                      $   0.56
Granted                  1,464,510                    177,179                     1,641,689

Canceled                  (480,000)    $   0.77             -       $     -        (480,000)     $   0.77

Outstanding
April 30, 2006           7,678,439     $   0.66     2,658,905      $   1.13      10,337,344      $   0.78

Exercisable
April 30, 2006           6,908,439     $   0.62     2,138,905      $   1.17       9,047,344      $   0.75
                     --------------------------- ------------- ----------------------------- -------------

The weighted-average remaining contractual life of the options and warrants outstanding at April 30, 2006 was 4.23 years. The exercise prices of the options and warrants outstanding at April 30, 2006 ranged from $0.01 to $2.95 and information relating to these options and warrants is as follows:

                                                                                                 Weighted-             Weighted-
                                                                           Weighted-               Average               Average
                                                                            Average               Exercise               Exercise
                                Stock                  Stock               Remaining              Price of               Price of
         Range of             Options &              Options &            Contractual             Options &             Options &
         Exercise              Warrants              Warrants                 Life                Warrants               Warrants
          Prices             Outstanding            Exercisable             (years)              Outstanding           Exercisable
 ------------------------ ----------------------  -----------------------------------------  --------------------  -----------------
  $0.01 - $0.99                       7,248,901             6,428,901             4.62        $        0.46         $         0.44
  $1.00 - $1.99                       2,184,454             1,684,454             3.70        $        1.09         $         1.12
  $2.00 - $2.95                         933,989               933,989             2.48        $        2.54         $         2.54
                          ----------------------  --------------------
                                     10,367,344             9,047,344
                          ======================  ====================

As noted in "--New Accounting Pronouncements--Statement of Financial Accounting Standards No. 123(R)" above, the Company is required to use the fair value accounting method for stock-based employee compensation beginning in the first quarter of fiscal year 2007.

Option issued for service

During the April 30, 2006 fiscal year the Company entered into an agreement with a consultant to issue an option to purchase 20,000 common shares in exchange for services to be performed with a 12 month consecutive vesting period. The consultant died prior to the 12 month performance and vesting period voiding the terms of the option agreement. No expense was recognized during the 2006 fiscal year related to this non-employee option agreement.


Warrants Issued or Committed to Investors and Placement Agents in Private Placements

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue warrants to purchase 8,932,618, 11,032,189, and 28,975,914 shares of common stock to investors and placement agents in private placements. In conjunction with the Company's special warrant offer, these investors exercised warrants to purchase 11,454,112 common shares and forfeited warrants to purchase an additional 6,423,337 common shares as of April 30, 2006.

Warrants Forfeited with Special Warrant Offer

In December 2005 the Company's Board of Directors approved a special warrant offer whereby investors were allowed to exercise their existing warrants at greatly reduced prices. This offer resulted in the exercise of warrants to purchase 11,454,112 common shares at an average price of $0.14 per shares, see "Note 20 - Common Stock". The terms of the special warrant offer required participants to forfeit unexercised warrants to purchase common stock equal to the number of shares they purchased to the extent of their remaining warrant balances. In conjunction with the special warrant offer, participants forfeited warrants to purchase 6,423,337 common shares of which warrants to purchase 747,036 common shares had previously been issued as a penalty due to the Company's inability to file an effective registration statement, see "Note 19 - Commitment and Contingencies, Penalty Securities".

Warrants Issued or Committed for Services Rendered

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue warrants to purchase 157,179, 100,000 and 1,435,408 shares of common stock, respectively, for services rendered. The warrants were valued at $42,362, $38,573 and $1,018,397, respectively, which is the fair value as determined by the Black-Scholes option pricing model. Warrants issued in the current period to purchased 77,179 common shares were issued in conjunction with common stock to settle accounts payable for prior legal services. As the valuation of the common stock more than offset the accounts payable balance, the $22,531 value of the warrants was expensed in the current period. A warrant was issued in the current period to purchase 50,000 common shares valued $11,369 for Edgar filing services and recorded as an expense in the year ended April 30, 2006.

Details of the warrants issued for services performed or to be performed during the years ended April 30, 2006 are as follows:

       No. of shares                               50,000                77,179                   30,000
       Grant                                     June 2005             June 2005                June 2005
       Term                                       3 Years               5 Years                  3 Years
       Compensation value                         $11,369               $22,531                   $8,463
       Stock price on commitment                   $0.65                 $0.70                    $0.70
       Exercise price                              $0.75                 $0.65                    $0.68
       Expected life                             1.0 years             1.0 years                1.0 years
       Risk-free rate of return                    3.51 %                3.61 %                   3.61 %
       Expected annual volatility                   100%                  100%                     100%
       Annual rate of dividends                      0%                    0%                       0%
       Services provided                     Edgar filing fees      Prior legal fees      Manufacturing planning


Warrants Issued or Committed as Penalty for Late Registration

During the years ended April 30, 2006 and 2005 and the period from August 21, 1995 (inception) to April 30, 2006, the Company issued or committed to issue warrants to purchase 3,695,245, 2,454,334, and 6,351,323 shares of common stock, respectively, as a penalty with a fair value of $737,299, $1,287,746 and $2,256,327, respectively, for the late registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model. See "Note 19 - Commitments and Contingencies, Penalty Securities".

Warrants with Cashless Rights as Penalty for Late Registration

Due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines, as of April 30, 2006, outstanding warrants to purchase up to 4,801,291may be purchased by cashless exercise. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant and receive shares with no proceeds to the Company. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised.

NOTE 22 - INCOME TAXES

The components of the deferred income tax assets (liabilities) at April 30, 2006 were as follows:

Deferred tax assets
 Equity compensation                 $   713,000
 Payroll tax expense                      93,000
 Net operating loss carry forwards     5,350,000
                                     -----------
   Total deferred tax assets           6,156,000

Deferred tax liabilities
 Depreciation                           (121,000)
                                     -----------
                                       6,035,000

Less valuation allowance              (6,035,000)
                                     -----------
   Net deferred tax asset            $        --
                                     ===========

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended April 30, 2006 and 2005:

                                                  2006            2005
                                         -------------   -------------
Current
       Federal                           $          --   $          --
       State                                       800             800
                                         -------------   -------------
                                                   800             800
                                         -------------   -------------

Deferred
       Federal                               5,100,000       5,551,268
       State                                   935,000       1,017,732
                                         -------------   -------------
                                             6,035,000       6,569,000
                                         -------------   -------------


       Less: valuation allowance             6,035,800       6,569,800
                                            (6,035,000)     (6,569,000)

              Provision for income tax   $         800   $         800
                                         =============   =============

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended April 30, 2006 and 2005 as follows:

                                                         2006            2005
                                                -------------   -------------
Statutory regular federal income benefit rate         34.00 %           34.00%
State taxes                                              8.84            8.84
Change in valuation allowance                          (42.85)         (42.85)
                                                -------------   -------------

       Total                                         (0.01) %           (0.01)%
                                                =============   =============

As of April 30, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $21,940,000 which starts expiring in 2010 through 2025. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 23 - SUBSEQUENT EVENTS

Series B Convertible Preferred Financing

In June and August 2006, the Company entered into Series B Convertible Preferred Stock Purchase Agreements (the "Agreements") with select accredited investors (the "Investors") for the sale of Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Shares") and Series B-1 Warrants and Series B-2 Warrants (collectively, the "Warrants"). As of the date of this Report, Investors subscribed a total of $2,196,403 of the offering, and the Company has issued 219.64 of Series B Preferred Shares, Series B-1 Warrants for the purchase of up to 2,196,403 shares of common stock and Series B-2 Warrants for the purchase of up to 1,464,269 shares of common stock. Less commission and financing expenses, and including the automatic exchange of certain outstanding convertible notes payable plus accrued interest in the amount of $552,653, the Company received a total of $1,262,617 in net proceeds.

The Series B Preferred Shares are convertible into shares of common stock of the Company at $0.30 per share (the "Conversion Price"). The Conversion Price is subject to downward adjustments if the event the Company issues or sells more common stock, however are not required to make any adjustment to the Conversion Price upon (i) issuances of any additional shares of common stock and warrants therefore in connection with a merger, acquisition or consolidation, (ii) issuances of additional shares of common stock pursuant to a bona fide firm underwritten public offering of securities, (iii) any issuances of warrants to purchase shares of common stock issued pursuant to the Agreement, (iv) issuances of securities pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date hereof or issued pursuant to the Agreement, (v) issuances of warrants to the placement agent for the transactions contemplated by the Agreement or in connection with other financial services rendered to the Company, (vi) the payments of any dividends on the Series B Preferred Stock, (vii) issuances of additional shares of common stock in connection with license agreements, joint ventures and other strategic partnering arrangements so long as such issuances are not for the primary purpose of raising capital, and (viii) issuances of common stock or the issuance or grants of options to purchase common stock pursuant to the Company's stock option plans and employee stock purchase plans outstanding on the date hereof.

The Series B Preferred Shares have a liquidation preference of $10,000 per share. The Series B Holders are entitled to receive, out of any assets at the time legally available thereof and as declared by the Board of Directors, dividends at the rate of 8% per share per annum until January 1, 2007, at which time this rate will increase to 10%. If the Company has an effective registration statement for the sale of the common shares to be received in conversion of the Series B Preferred Shares and the closing bid price of the Company's traded shares exceeds $1.00 for a period of 20 consecutive trading days, the Series B Preferred Shares will automatically convert into shares of common stock of the Company.

The Series B-1 Warrants and Series B-2 Warrants are exercisable until June 30, 2011 and have exercise prices of $0.45 and $0.60, respectively the "Warrant Prices"). The Warrants provide the Investors with ratchet rights, whereby the exercise price of the Warrants will be reduced to equal the price of any new shares (or common share equivalents) sold below the Warrant Prices. Further, commencing one (1) year following the date of issuance, if (i) the traded market price of the shares of common stock of the Company is greater than the Warrant Price and (ii) a registration statement under the Securities Act provided for the resale of the shares underlying the Warrants is not then in effect, the Investors may exercise the Warrants by cashless exercise.

Until approximately December 31, 2007, the Investors have a right of first refusal to participate in certain subsequent financings of the Company. This right of first refusal is not triggered by issuances of shares of common stock in connection with mergers, strategic partnering arrangements, or in bona fide firm underwritten public offerings of our securities.

In connection with this Agreement, on June 30, 2006, the Company also entered into a Registration Rights Agreement with the Investors. Under the Registration Rights Agreement, the Company has committed to file, within 45 days following the closing date, a "resale" registration statement covering all the shares of common stock issuable upon conversion of the Series B Preferred Shares and any dividends payable thereon and the shares of common stock issuable upon exercise of Warrants and use its best efforts to have the registration statement declared effective within 120 days following the closing date. If the Company fails to register all shares issuable pursuant to this transaction within the required time, the Company must pay the Investors 2.0% for the first calendar month and 1.0% per calendar month thereafter (and not exceed 10%) of the Investor's initial investment in the Preferred Stock until cured.

Under the Agreement, the Company is initially required to reserve a number of shares of its common stock sufficient to effect the conversion of all the Series B Preferred Shares and exercise of the outstanding Warrants. However, the Agreement requires the Company to obtain shareholder approval by October 31, 2006 for the filing of an amendment to its Certificate of Incorporation to increase the number of the Company's authorized shares of common stock sufficient for it to reserve a number of shares of common stock equal to 120% of the number of shares necessary to effect the conversion of the Series B Preferred Shares and the exercise of the Warrants. In the event the Company has not obtained the approval of its stockholders at such annual meeting, the Company must pay the Investors 2.0% for the first calendar month and 1.0% per calendar month thereafter (and not exceed 10%) of the Investor's initial investment in the Preferred Stock until cured.

Convertible Promissory Notes

In May and June 2006, the Company issued convertible notes payable ("CNP") to various investors in exchange for cash of $180,000, which bear interest at 10% per annum and are due one year from the date of issuance. The CNP were issued with detachable warrants to purchase 180,000 shares of common stock with a three year term at an exercise price of $0.45 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.30 per share at any time until the later of the prepayment date or the maturity date. The CNP were secured against certain receivables of the Company and is payable upon their receipt. In July 2006, the Company repaid $80,000 of the CNP together with $657 of accrued interest and in August 2006, the Company repaid $100,000 of the CNP together with $2,383 of accrued interest

In May and June 2006, the Company issued CNP to investors in exchange for cash of $135,000, which bear interest at 10% per annum and are due in May and June 2007. The CNP were issued with detachable warrants to purchase 60,000 shares of common stock with a three year term at an exercise price of $0.45 per share. In June 2006, the CNP were automatically exchanged into the Company's Series B Convertible Preferred Offering at a 10% discount pursuant to the terms of the CNP.

Promissory Notes

In June 2006, the Company issued a promissory note for $150,000 to an investor in exchange for cash of $150,000, due June 2007. The note was issued with a detachable warrant to purchase 150,000 shares of common stock with a three year term at an exercise price of $0.45 per share. In June 2006, the promissory note was exchanged into the Company's Series B Convertible Preferred Offering.

Stock for Services

In June 2006, the Company committed to issue 125,000 restricted shares of common stock to an engineering consultant in settlement for $52,500 in consulting services earned from February 15, 2006 to May 30, 2006.

In June 2006, the Company committed to issue 25,000 unregistered shares of common stock to members of its Board of Directors for their attendance at scheduled meetings.

Penalty Securities

In August 2006, the Company committed to issue 12,132 shares and warrants to purchase 191,669 shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In July 2006, the Company committed to issue 12,132 shares and warrants to purchase 188,853 shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In June 2006, the Company committed to issue 12,132 Shares and warrants to purchase 186,038 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In May 2006, the Company committed to issue 12,132 Shares and warrants to purchase 183,225 Shares, of which a portion of the warrant values was accrued in April 2006, at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

Warrants Becoming Cashless as Penalty for Late Registration

Due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines, in May through June 2006, outstanding warrants to purchase up to 869,315 became exercisable via cashless exercise. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant and receive shares with no proceeds to the Company. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised.

Purchase and Sales Agreements

In May 2006, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of a four-year maintenance and support services program for an aggregate sum of $200,000. During the first year, the Company will provide the buyer with any upgrades made to the hardware and software delivered as part of its cooperative sales program. Accordingly, the Company received Purchase Order No. 4500327526 from the Commonwealth of Pennsylvania in the amount of $200,000 and then full payment in August 2006.

Employment Agreements

In June 2006, the Company entered into an employment agreement with its CAD Manager. Major commitments included in the agreement are as follows:

      o The Company must pay him an annual base salary of $50,000 per year effective July 1, 2006.
      o The Company will grant him an employee stock option to purchase 25,000 shares of common stock upon acceptance of the agreement, and on each anniversary thereafter, at the market price on each issuance date with equal vesting on a bi-annual basis
      o The Company will provide him with two (2) weeks paid vacation as well as comprehensive family medical and dental healthcare benefits.

Consultancy Agreements and Contracts

In May 2006, the Company entered into a reseller agreement with a leading governmental sales organization related to non-exclusive rights to market and resell the Company's products and services to federal customers, including the U.S. Department of Energy, which provides a reseller discount of up to 15%. The reseller agreement expires in one year.

In June 2006, the Company entered into a contract with a consultant for Edgar filing services in which it prepays one year of services with 180,000 restricted shares of its common stock. Pursuant to the agreement, the Company issued the service provider a three year warrant to purchase 50,000 shares of its common stock with an exercise price of $0.60 per share, as the shares had not been filed for registration on or before August 1, 2006.

In June 2006, the Company entered into a letter agreement with a sales consultant to provide advisory services as to business strategy, new product/innovation development, and sales and marketing. The Company will pay the consultant a number of shares of common stock of the Company equal to $5,000 per month. With respect to any sales revenue received by the Company as a result of the direct efforts of the consultant, the Company will pay the consultant a sales commission of 15%, payable in the form of cash or shares of common stock of the Company. The agreement may be terminated by any party with 30 days written notice to the other.

In July 2006, the Company entered into a retention agreement with legal counsel, in connection with the litigation of employment matters and other claims alleged by the Company's former chief executive officer, including enforcement of confidentiality agreements and other contract matters as the Company may request from time to time. A deposit in the amount of $10,000 was made against future services to be rendered.

In July 2006, the Company executed a professional services agreement with a professional legal and financial staffing corporation. Two accounting professionals and one legal professional are currently providing consulting services to us from this corporation. Pursuant to the agreement we are to pay the staffing corporation hourly payments for services in the amount of $70 to $130 per hour, plus overtime, to be invoiced and paid on a weekly basis for the duration of the assignment. Any balances due for services rendered and remaining outstanding after thirty (30) days of the invoice date shall incur late charges at the greater of (i) 1 1/2% per month or (ii) the highest rate allowable by law.

In July 2006, the Company entered into a reseller agreement with a leading reseller related to non-exclusive rights to market and resell the Company's products and services to local, state and federal customers, as well as private security companies, and provides for a sales commission of 10%. The reseller agreement expires in one year.

In August 2006, the Company entered into an agreement with a Washington, D.C. based government relations firm to manage our interface with our Government customers and Congressional funding counterparts, as well as work with us to identify federal opportunities. Pursuant to the agreement, the Company will pay a flat monthly fee in the amount of $6,000 from September 1, 2006 through December 31, 2006, increasing to $7,000 per month from January 1, 2007 through April 30, 2007, and increasing to $8,000 per month through December 31, 2007, plus other out-of-pocket expenses. Either party may cancel the agreement at the end of each month.

Financing Agreements

In June 2006, in connection with the renewal of its Directors and Officers insurance policy, the Company entered into a finance agreement for the payment of $105,302 in insurance premiums over a 10 month period in equal installments of 9,110. Total remaining payments under the finance agreement as of July 31, 2006 are $81,986.

In June 2006, in connection with the renewal of its commercial general liability policy, the Company entered into a finance agreement for the payment of $14,062 in insurance premiums. As of July 31, 2006, total remaining payments under the finance agreement are $9,324, payable over 8 months in equal installments of $1,165.

In June 2006, in connection with the renewal of its workman's compensation policy, the Company entered into a finance agreement for the payment of $32,128 in insurance premiums. As of July 31, 2006, total remaining payments under the finance agreement are $22,500, payable over 9 months in equal installments of over 8 month period in equal installments of $2,843.

Settlement Agreements

On June 9, 2006, the Company entered into a Confidential Settlement Agreement and Mutual Release with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"), which provides for a mutual reconciliation of disputes. As part of the Settlement Agreement, YSCI released the Company from all claims to recover the $449,540.91 and forfeited its options to purchase up to 1,000,000 shares of our common stock. Pursuant to the Settlement Agreement, the Company made a cash payment of $27,000 and is obligated to make additional cash payments in the amount of $36,541 representing accrued and unpaid services and expenses incurred in 2003, and $153,000. The remaining cash payments are due 150 days following the execution of the Settlement Agreement together with simple interest of 8% per annum on any unpaid balance accruing from the execution of the Settlement Agreement until full payment, provided that the Company has an additional thirty-day cure period to pay this debt if needed. The Company is also obligated to issue 775,000 shares (the "Settlement Shares") of its common stock to YSCI within 60 days of the execution of the Settlement Agreement. In the event, the Company breaches its obligations of the Settlement Agreement relating to the payment of money or the issuance of shares, YSCI, after providing written notice and five business days to cure any such breach, may have the arbitrator enter a judgment for the unpaid balance of the cash payments plus the cash value of any undelivered stock. For the year ended April 30, 2006, in connection with this settlement, we recognized an expense of $471,500 in our statement of operations.

In November 2005, a claim was filed against the Company with the District Court of Orange County, California by SBI-USA ("SBI"). SBI is seeking collection of a fee in the amount $50,000 allegedly owed to it for financial advisory services purported to have been provided to the Company during the fiscal year ended 2003. The $50,000 fee was recorded as a contingent liability in 2004. In July 2006, the Company agreed to mediation and entered into settlement discussions to avoid further litigation costs. On September 6, 2006, the Company entered into a Settlement Agreement and Mutual Release with SBI. As part of the Settlement Agreement, SBI agreed to cause the lawsuit to be dismissed and both parties agreed to release each other from any and all other claims each party might have against the other. Pursuant to the terms of the Settlement Agreement, the Company is required to pay SBI payments in the aggregate of $35,000. As of date, the Company has paid $8,750 and is required to pay SBI monthly payments of $2,000 each month with a lump sum payment due by December 29, 2006 in the amount of $20,250. In the event the Company fails to make an installment payment by the required date, the Company has a ten-day period to cure. Should the Company not make the payment within the cure period, SBI would be entitled to an entry of judgment in its favor and against us in the amount of $60,000. For the year ended April 30, 2006, to reflect the actual settlement amount, we adjusted the accrual recorded in the prior year period to $35,000.

In December 2005, we were served with regard to a Complaint filed against us by a former consultant with the California Labor Commissioner regarding purported unpaid wages in the amount of $20,000. A hearing before the California Labor Commissioner was held in May 2006, during which the consultant agreed to withdraw the Complaint and release us from any and all other claims for a cash settlement payment in the amount of $15,000.

In December 2005, a claim was filed against the Company with the County Court of Dallas County by Lockwood Greene Engineers Inc. ("LGE") (Cause No. cc-05-12059-b), in which LGE sought collection of a fee in the amount of $44,707.50 allegedly owed to it for engineering and construction services purported to have been provided to us during the fiscal year ended 2005. On July 20, 2006, the Company entered into a Confidential Settlement Agreement (the "Settlement Agreement") with CH2M Hill Lockwood Greene as the successor to LGE. As part of the Settlement Agreement, LGE agreed to immediately cause the lawsuit to be dismissed and both parties released each other from any and all other claims each party might have against the other. Pursuant to the terms of the Settlement Agreement, the Company is required to pay LGE an aggregate of $40,000 in four installments of $10,000, due respectively on July 21, 2006, October 20, 2006, January 19, 2007 and April 20, 2007. In the event the Company fails to make an installment payment by the required date, it has a ten-day period to cure. In the event the Company does not make the payment within the cure period, LGE would be entitled to refile the lawsuit seeking payment for the unpaid amounts due under the Settlement Agreement, plus any accrued legal fees and interest as allowed by law from the date the unpaid installment was due. For the year ended April 30, 2006, in connection with this settlement, we recognized an expense of $40,000 in our statement of operations.

In April 2005, a claim was filed against the Company with the 101st Judicial District Court, Dallas County, Texas by Data Discovery Inc. ("DDI") (Civil Action No. 3-05-CV-0949-M). DDI, representing one party of a dissolved partnership, is seeking the collection on behalf of the partnership of $107,300 allegedly owed for services purported to have been fully-provided to the Company. The Company has engaged local counsel and filed on May 10, 2005, a Notice of Removal to move the case to federal court, and a Motion for Dismissal. In July 2005, the District Court delivered a Memorandum Opinion and Order granting our Motion for Dismissal and ordered that within twenty days DDI amend its suit to the satisfaction of the District Court, or the order will become a dismissal with prejudice, which would bar DDI from filing any other suit against the Company related to the matters within its claim. In August 2005, DDI filed a new lawsuit on behalf of the partnership which is expected to go before the Court following an appropriate period for discovery . In August 2006, we entered into settlement discussions with DDI and in September 2006 DDI caused the lawsuit to be dismissed without prejudice. There can be no assurance that the claims DDI asserted against us will not be resuscitated at some time in the future.

Legal Actions

On July 27, 2006, the Company filed a complaint for breach of contract against its former CEO, Dr. Bogdan C. Maglich with the Orange County Superior Court, Santa Ana, California, Case No. 06CC08456. The complaint alleged, among other things, that Dr. Maglich had violated his employee confidentiality agreement. The Company's complaint sought injunctive relief, unspecified damages according to proof, interest, and attorneys' fees. On August 1, 2006, the Court granted an ex parte Temporary Restraining Order and Order to Show Cause Why Preliminary Injunction Should Not Be Issued ("TRO"). The TRO provided that pending hearing on the Order to Show Cause, which the court set for August 22, 2006, Dr. Maglich, his agents, assigns, and all those acting in concert with him were restrained and enjoined from: (1) "violating the Confidentiality and Assignment of Inventions Agreement dated October 7, 2003;" and (2) "violating the promise contained in your letter agreement with plaintiff dated April 12, 2006 that you `hereby agree to be bound by the Cure Statements' of your then attorney, . . ..attached thereto, that `Dr. Maglich agrees to refrain from disseminating any information that the Board [of Directors of Plaintiff HiEnergy Technologies, Inc.] believes may be confidential inside information without the Board's approval, and agrees to refrain from disseminating any statements about the Company without the Board's approval." The order continued: "Notwithstanding anything to the contrary herein, defendant is not restrained from making private, bona fide complaints to regulators, police, or prosecutors about the company." As of the date of this report, due to limitations on the removal of directors by the Board under applicable corporate law, Dr. Maglich currently continues to serve as a director.

On August 22, 2006, after oral argument of counsel, the court invited the Company's counsel to submit a proposed preliminary injunction to enjoin disclosure of specific categories of Company trade secrets/confidential information. The court declined to issue a preliminary injunction on terms as broad as set forth in the TRO or based upon Dr. Maglich's letter dated April 12, 2006. The Court stated it would hold the proposed injunction for ten days after submission pending receipt of objections by Dr. Maglich's counsel.

On August 21, 2006, Dr. Maglich sent to one or more investors of the Company a copy of a purported complaint, dated August 21, 2006, by Dr. Maglich against the Company and its CEO, Roger Spillmann. The purported complaint claims, among other things, that the Orange County, California Superior Court had been asked by the Company to override federal rules, regulations, or statutes. The complaint appears to be largely a rehash of Dr. Maglich's prior allegations plus a new allegation, as stated above, that the state court had been asked to disregard federal law. The Company denies the allegations and contends that (i) the state court has been acting lawfully in restraining Dr. Maglich's improper conduct.; (ii) Dr. Maglich's communications with investors were in violation of the TRO; (iii) the allegations are frivolous and are brought by a former disgruntled employee in bad faith; and (iv) Dr. Maglich is involved in a vendetta against the Company for his own purposes. The Company maintains that is committed to full compliance with all SEC and other state and federal rules, regulations, and statutes.

On January 24, 2006, personal legal counsel for the Company's former Chairman, Dr. Bogdan Maglich, submitted a memorandum to the Company's Board of Directors alleging that, despite the payment by the Company to Dr. Maglich of salary, bonuses, expenses and other benefits, some of the provisions of his employment agreement had not been implemented, resulting in an adverse financial impact to Dr. Maglich personally. Dr. Maglich's legal counsel proposed to settle this claim for (i) cash or a demand note in the amount of $66,569, (ii) $188,271 worth of common stock registered for sale, and (iii) $232,785 of restricted common stock. On January 25, 2006, Dr. Maglich's personal legal counsel met with the Company's Board during which meeting it was agreed that Dr. Maglich and the Company would attempt to settle the claims. However, in his cross-complaint, Dr. Maglich now claims that the memorandum concluded that the Company owed him $487,000 in unpaid benefits and that the Company "orally agreed" that it owed him this amount. The Company denies such allegation.

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

Effective April 18, 2006, the Company terminated Dr. Maglich as its Chairman and Chief Scientist in accordance with Section 10(a) of his Employment Agreement, which stated that the Company could terminate his employment at any time upon gross negligence or willful malfeasance by Dr. Maglich in the material performance of his duties and responsibilities to the Company under the agreement. Dr. Maglich claims that his suspension and subsequent termination as an employee of the Company was the result of age discrimination and national origin discrimination. Dr. Maglich also claims that he is entitled to $416,000 plus interest in severance payments under his Employment Agreement. However, the signed original version of the Employment Agreement in the Company's files stated that Dr. Maglich was entitled to severance pay only in the event of a termination by us "without cause."

On August 18, 2006, the Company was also served with a cross-complaint by Dr. Maglich filed on July 27, 2006 with the Superior Court of California, County of Orange, under case number 06CC084586. The cross-complaint alleges breach of oral and written contracts, age discrimination and national origin discrimination, retaliation for age and national origin discrimination, violations the Ralph and Bane Civil Rights Act, withholding corporate records from Dr. Maglich and withholding Dr. Maglich's personal property. Dr. Maglich seeks damages in the amount of $903,000 plus interest for alleged breach of contracts, a $25,000 civil penalty for alleged civil rights violations, punitive damages, legal costs, and unspecified cash damages for lost wages and benefits and for damages resulting form emotional distress, mental anguish and pain and suffering. The Company believes Dr. Maglich's claims are without merit and intends to assert a vigorous defense. The costs of defending against the cross-complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

In August 2006, the Company was served with a Summons and Complaint by a former employee providing services to an affiliate of the Company's former CEO, filed on July 3, 2006 in the Superior Court of California, County of Orange. The Complaint names Dr. Bogdan Maglich, his affiliate, Maglich Family Holdings, Inc., and HiEnergy Technologies, as defendants, and plaintiff is seeking compensatory damages, exemplary damages, and punitive damages due to alleged intentional and negligent infliction of emotional distress for purported false and defamatory remarks made by Dr. Maglich about the plaintiff in a response to a request for information by the California Employment Development Department with regard to a claim for benefits. The Company and its counsel intend to respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

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


As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006, being the last day of our most recently completed fiscal year. This evaluation was carried out by Roger W.A. Spillmann in his capacity as our Chief Executive Officer and Treasurer. Based upon that evaluation, Roger Spillmann concluded that our disclosure controls and procedures were not effective in meeting our requirements as to the disclosure of material information in our reports filed under the Exchange Act. However, two areas of weakness were identified in the evaluation: (i) a lack of segregation of duties due to understaffing and (ii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which we continue to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing. Currently, Roger Spillmann serves simultaneously as our Chief Executive Officer, President, Treasurer and Secretary. In order to further segregate the duties of our officer positions, we are attempting to recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting, including a full-time controller. Currently, we employ the use of accounting consultants to serve some of these roles. We can offer no assurance that we will successfully recruit such employees, as our ability to do so is limited by our available capital resources.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with Roger Spillmann's evaluation of our disclosure controls and procedures as of April 30, 2006, as described above, Mr. Spillmann also determined that during our most recent fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8A OTHER EVENTS

On February 17, 2006 our Board of Directors amended our Bylaws, adding language that allows the Board to suspend officers and appoint interim officers and providing that officers of the Company shall have such functions as may be normally appurtenant to the duties of such positions, subject to such other functions and duties as may be determined by the Board.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of HiEnergy Technologies, and their ages, positions, business experience and education as of April 30, 2006 are as follows:

  ---------------------------------------------------- --------- ----------------------------------------------------
                         NAME                            AGE                              POSITION


  ---------------------------------------------------- --------- ----------------------------------------------------
  Roger W.A. Spillmann                                 35        Chief Executive Officer, President, Secretary and
                                                                 Treasurer; Director
  ---------------------------------------------------- --------- ----------------------------------------------------
  William A. Nitze                                     63        Chairman of the Board; Director
  ---------------------------------------------------- --------- ----------------------------------------------------
  Peter J. Le Beau                                     59        Vice Chairman of the Board; Director
  ---------------------------------------------------- --------- ----------------------------------------------------
  David R. Baker                                       74        Director
  ---------------------------------------------------- --------- ----------------------------------------------------
  Colonel William J. Lacey, Jr.                        67        Director
  ---------------------------------------------------- --------- ----------------------------------------------------
  Dr. Bogdan C. Maglich                                77        Director
  ---------------------------------------------------- --------- ----------------------------------------------------

Mr. Spillmann was appointed Vice President and Corporate Secretary of HiEnergy Technologies on January 11, 2005. He became our President and Chief Operating Officer on January 5, 2006, our Chief Executive Officer and a member of our Board of Directors on February 17, 2006, and our Treasurer on March 15, 2006. He is a member of the Marketing and Business Development and the Finance Committees. Our employment agreement with Mr. Spillmann remains in effect and has not been modified.

Mr. Nitze was appointed as a director of HiEnergy Technologies on August 5, 2005, became Interim Chairman of the Board of Director on February 17, 2006, and Chairman of the Board of Directors on June 5, 2006. He is a member of the Legal Affairs and the Marketing and Business Development Committees.

Mr. Le Beau was appointed as a director of HiEnergy Technologies on August 5, 2005 and became Vice Chairman of the Board of Directors on February 17, 2006. He is Chairman of the Audit and the Marketing and Business Development Committees and a member of the Finance Committee.

Mr. Baker was appointed as a director of HiEnergy Technologies on February 27, 2003. He is Chairman of the Legal Affairs, Finance and Compensation Committees and a member of the Audit Committee.

Mr. Lacey was appointed as a director of HiEnergy Technologies on July 21, 2004. He resigned from the Board of Directors on October 13, 2005 and was re-appointed to the Board of Directors on February 17, 2006. Mr. Lacey is a member of the Compensation, Marketing and Business Development and Nominating Committees.

Dr. Maglich was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies and as a member of our Board of Directors on April 25, 2002. He was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 2003. Dr. Maglich resigned as our President on January 5, 2006. He was removed as our Chief Executive Officer and a member of the Board of Directors' Finance Committee, and his duties as our Chairman of the Board, Treasurer and Chief Scientific Officer were suspended on February 17, 2006. He was replaced as our Treasurer on March 15, 2006, and was removed as our Chairman of the Board and Chief Scientific Officer on April 18, 2006. Dr. Maglich's Employment Agreement with us was terminated effective April 28, 2006.

Mr. Harb Al-Zuhair was appointed to the Board of Directors on April 25, 2002. He resigned from our Board of Directors including as a member of its Compensation and Finance Committees, on June 21, 2006.

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

ROGER W.A. SPILLMANN

Mr. Spillmann has served as HiEnergy Technologies' Vice President from January 2005 to January 2006, Corporate Secretary since January 2005, our President and Chief Operating Officer since January 2006, our Chief Executive Officer and a member of our Board of Directors since February 2006, and our Treasurer since March 2006. In these capacities, he focuses on corporate compliance and governance, contract administration, investor relations, and capital strategy. Prior to joining HiEnergy, Roger Spillmann provided financial and legal consulting as an employee of Resources Connection, Inc. from July 2004 until his appointment in January 2005. Prior to Resources Connection, he served as a business development and financial services specialist with Empire Capital Leasing, Inc. ("ECL"), where he focused on asset based financing, including project finance, receivable financing, equipment leasing and related securitizations (2003-2004). Prior to ECL, Mr. Spillmann was a Managing Director and Partner of Harris, Hoover & Lewis, Inc. (HHL), a New York based middle market financial advisory and investment banking boutique, and a member of its Executive Committee, where he was responsible for strategic planning, affiliate marketing, product research and outside capital relationships (2001-2003). Prior to HHL, Mr. Spillmann was First Vice President of Investments, Director - Special Accounts Group (SAG) with Prudential Securities in New York City, specializing in advising corporations, institutions and high net-worth clients on asset allocation, money management, estate and tax planning, equity risk management and general investment strategies, and a Sales Analyst with the Private Client Services Group at Banc of America Securities LLC (Montgomery Securities), where he focused on corporate finance, equity derivatives, asset management and corporate and venture services directed toward leading and emerging technology companies (1997-2001). From March 1994 to 1997, Mr. Spillmann was with the Cross Border Finance Group at Clifford Chance, Rogers & Wells LLP, where he served as a corporate paralegal and assisted senior partners and associates with the development and structuring of public and private debt and equity transactions, project finance and M&A for governments, financial institutions and corporations. Upon graduation in 1992, Mr. Spillmann was recruited by Liz Claiborne, Inc, a Fortune 500 textile and clothing manufacturer, with positions in its sales, production and manufacturing divisions, as well as serving as Production Coordinator for the Knitwear Division.

Roger Spillmann received a Bachelor of Arts from Dartmouth College in Hanover, NH. He also attended the Universidad Federal do Rio de Janeiro, in Brazil, and is fluent in Spanish and Portuguese. During his career, Mr. Spillmann has served on the advisory boards of several private technology companies.

WILLIAM A. NITZE

Mr. Nitze, Chairman of our Board of Directors since June 2006, Interim Chairman February 2006 through June 2006, Director since August 2005, and Chairman of our subsidiary HiEnergy Defense, Inc. (since August 2003), has been Chairman of GridPoint, Inc. since November 2003, and Chairman of Oceana Energy Systems since March 2006. He was President of Gemstar Group, Inc. (Global Environmental Market Solutions through Technology And Reform), from 2001 to 2005, which was founded to work with partners around the world in implementing market-based approaches to global environmental problems. Mr. Nitze is a graduate of Harvard College and Oxford University (UK) and received a J. D. degree from Harvard Law School. After a brief practice at the law offices of Sullivan and Cromwell in New York, he spent 14 years with Mobil Oil as a legal counsel, 4 years of which were spent in Japan.

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

PETER J. LE BEAU

Mr. Le Beau, the Vice Chairman of our Board of Directors, has extensive experience in commercial finance and investment banking (including structured finance, private/public asset-based financing, operating and leveraged leasing, debt and equity placements, mergers and acquisitions, and research and analysis), with a strong emphasis on the aviation and aerospace industries. Since 1996 and to the present, he has served as an Executive Director and Treasurer for the Soldiers', Sailors', Marines and Airmen's Club in New York City. From 2002 to 2003, he served as Director of Capital Markets for Residual Based Finance Corporation, a finance company involved in the acquisition of commercial aircraft and engines, where he was involved in the structuring and placement of a $400 million private equity fund focused on the acquisition of commercial aircraft and engines. From 2001 to 2002, he served as Senior Vice President of Finance with ComJet Aviation Leasing Corp. and from 1998 to 2001, he was Director of Commercial Aviation Finance with Summit Bank.

Currently, Mr. Le Beau is a member of Vietnam Veterans of America, the American Legion, Veterans of Foreign Wars, Soldiers', Sailors', Marines and Airmen's Club, Face the Challenge Foundation, the 82nd Airborne Division Association and the Squadron A Association. Mr. Le Beau received a Bachelor's degree in the field of management from St. John's University in 1967.

DAVID R. BAKER

Mr. Baker has been an attorney for over 50 years and has been Of Counsel to the firm Haskell Slaughter Young & Rediker, LLC, of Birmingham and Montgomery, Alabama and New York City, since February 2003. Since October 1993, Mr. Baker has been a Retired Partner of the law firm of Jones Day from its New York City office. Prior to joining Haskell Slaughter Young & Rediker, LLC, Mr. Baker was a partner in Baker, Johnston & Wilson LLP, Birmingham and New York City, from October 1998 to February 2003.

Mr. Baker received a Bachelor of Philosophy from the University of Chicago, a Bachelor of Arts from Birmingham-Southern College, and a Juris Doctor from Harvard Law School. He is a member of the Alabama and New York State Bar Associations and the American and Alabama Law Institutes, serves on the Liaison Committee of the American Bar Association to the Financial Accounting Standards Board and is the International Bar Association's principal representative to the United Nations in New York. In addition, he serves as Chairman of the New York Legislative Service and is a Life Trustee of Birmingham-Southern College.

COLONEL WILLIAM J. LACEY, JR. (USA, RET.)

Colonel William J. Lacey, Jr. (USA, Ret.) currently serves as the President and Chief Executive Officer for our wholly-owned subsidiary, HiEnergy Defense, Inc., and was recently re-appointed as a member of our Board of Directors.

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

DR. BOGDAN C. MAGLICH

Dr. Maglich served as HiEnergy Technologies' President from March 2003 to January 2006, as its Treasurer from March 2003 to March 2006, and as its Chairman and Chief Scientific Officer from March 2003 to April 2006. During those periods, he had primary responsibility for our business strategy and development. Dr. Maglich resigned as our President on January 5, 2006, was suspended form the duties of Chairman of the Board of Directors, Treasurer and Chief Scientific Officer on February 17, 2006, was replaced as our Treasurer on March 15, 2006, and was removed as our Chairman of the Board and Chief Scientific Officer on April 18, 2006. Dr. Maglich founded HiEnergy Microdevices and has served as its Chief Executive Officer from 1995 until its reverse takeover of HiEnergy Technologies in April 2002. Since the termination of his employment agreement with us, he has been pursuing new ventures independently and is President of Centurion Enterprises Corporation.

As HiEnergy Technologies' Chief Scientific Officer since April 2002, Dr. Maglich had primary responsibility for technology strategy, technology development and technical proposal development. Dr. Maglich is a respected scientist in his field. He received the White House Citation from President John F. Kennedy and was named an honorary citizen in Switzerland by the President of the Swiss Confederation for his discovery of the omega meson. In addition to his research discoveries and inventions in particle physics, instrumentation, and detection devices, Dr. Maglich has played a role in reducing weapons in areas such as Yugoslavia and Russia, and worked on safety measures for Soviet reactors in Europe. Following the Chernobyl incident, Dr. Maglich as CEO of Advanced Physics Corporation, initiated and chaired a joint technical conference of the American and Soviet nuclear reactor designers aimed at adding the American nuclear safety features to the Soviet-built power reactors in Hungary, Bulgaria, Czechoslovakia, East Germany, and Finland. The conference was held in Belgrade, Yugoslavia on October 2-6, 1990. In the period 1992-1993 the late Glenn T. Seaborg, Nobel Laureate and nuclear energy pioneer, as Chairman, and Dr. Maglich, as President, of Advanced Physics Corporation, organized a project in Irvine, California under the U.S. Dept. of State Initiatives, to assist in the transition of Soviet nuclear physicists from nuclear weapons research to peaceful nuclear research. The group worked on the design of a miniature joint peaceful nuclear power reactor named MARR (Mini American Russian Reactor). Twelve nuclear engineers from the Russian nuclear weapon center "Chelyabinsk 70," and from the Kurchatov Atomic Energy Institute, Moscow, gathered for a period of 3 months in Irvine in the period between 1992 and 1993, and were hosted by Advanced Physics Corporation. Currently, Dr. Maglich has served as a professor of physics at the University of Pennsylvania and has also worked at Rutgers and at the Joint Faculty, Princeton-Penn Accelerator Laboratory. Dr. Maglich also worked in various leadership capacities on a variety of projects, including the CERN European Center for High Energy Physics in Geneva, Switzerland; and the U.S. National Laboratories, the Air Force Phillips Laboratory. Dr. Maglich received a Ph.D. in high-energy physics and nuclear engineering from the Massachusetts Institute of Technology, a Master of Science from Britain's University of Liverpool, and a Bachelor of Science from the University of Belgrade.


SIGNIFICANT EMPLOYEES

DR. ALEXANDER R. VAUCHER - CHIEF SCIENTIST

Dr. Alexander Vaucher joined HiEnergy in July 2004 as a Senior Scientist and non-executive Vice President for Research & Development and assumed the title of Chief Scientist in 2006. Dr. Vaucher brings with him more than 20 years experience in software and product development and engineering with a focus on new product development, project management, cost administration and technical supervision. From 1997 to July 2004, he served as a Software Engineer and manager with Northrop Grumman where he was responsible for managing a satellite telemetry-data acquisition system, including continuous troubleshooting, hardware and software upgrades and installation and changing system architecture as needed. From 1985 to 1997, he served as Software Engineer and a systems analyst with Hughes Aircraft Co. where he developed analysis and algorithms for near field calibration of aperture array radar antennas, as well as theoretical models and simulations of ground clutter return in airborne radar systems, digital filters to simulate antenna commanding for various radar modes and coordinate transformations between aircraft and antenna platform for radar simulations. Other positions include Systems Engineer with Vitro Laboratories, where he developed a mathematical model for an electrostatic gyro used on the Trident navigation system and other projects, including digital time series analysis, and filtering, and an Engineer with the U.S. Bureau of Mines.

Dr. Vaucher received a Ph.D. in Theoretical High Energy Physics and a Masters in Physics from University of California - Riverside. He completed undergraduate studies at the University of Minnesota, Minneapolis.

SEAN MOORE - VICE PRESIDENT, SALES & MARKETING

Sean C. Moore joined HiEnergy Technologies in May 2004 as Director of Sales & Marketing and was promoted in December 2005 to Vice President. Prior to joining HiEnergy Technologies, from June 2000 to May 2004, Mr. Moore served as Director of the North American Business Unit of Signalbau Huber GMBH of Germany, where he created and executed the product launch of the SecuScan - Under Vehicle Explosives Inspection System, with more than 100 units sold to state, local and federal security customers in the U.S. and abroad. Prior to his successful sales career, Mr. Moore served as a Special Agent from June 1991 to May 2000 with the United States Customs Service where he held numerous positions within the Office of Field Operations and the Office of Investigations and awarded the Commissioner's Unit Citation of Merit. With more than 200 letters of commendation for strategic investigations and interdictions which led to major arms, narcotics and currency seizures, Sean Moore brings to HiEnergy Technologies significant operational and enforcement expertise within air, sea, land and border operations as well as in homeland security. Mr. Moore graduated with High Honors with a Bachelors Degree in Criminal Justice and International Business from Northeastern University in Boston.

AUDIT AND FINANCE COMMITTEE

Mr. Le Beau serves as the Chairman of the Audit Committee and Mr. Baker is also a member. Both Mr. Le Beau and Mr. Baker are independent audit committee members according to the definition used by the NASD for audit committee independence, and Mr. Le Beau is an audit committee qualified financial expert.

The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and our financial statements for each quarterly period, and evaluates our internal control functions.


SCIENTIFIC ADVISORY BOARD

Our Scientific Advisory Board consists of the following distinguished scientists:

DR. WALTER OELERT

Dr. Oelert is Professor of Experimental Physics at the University of Bochum and Leading Scientist at the Institute for Nuclear Physics at the Research Center Juelich / Germany. He was also Leader of the European research collaboration that synthesized, for the first time in the history of science, atoms of antimatter, specifically, anti-hydrogen atoms. This monumental work, which includes investigations on spectroscopy and gravitational force on antimatter atoms, is still in progress at the CERN European Laboratory for Nuclear Particle Research in Geneva, Switzerland.

Dr. Oelert's broad experience covers nuclear particle detection, high precision nuclear instrumentation, laser applications in particle experiments, very accurate measurements in particle collisions and resonances.

Dr. Oelert studied Physics at the Universities of Heidelberg and Hamburg, obtained his doctorate at the University of Hamburg, and pursued post-doctoral studies at the University of Pittsburgh before obtaining a professorship at the University of Bochum. He was Visiting Professor at the University of Pittsburgh in 1979.

In 1996, Dr. Oelert was elected "Outstanding Person of the Year" by Popular Science Magazine-USA. He was awarded the "Merentibus Medal of the Jagellonien University Cracow" and accepted as a "Member of the Polish Academy of Arts and Sciences".

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

DR. ROBERT J. MACEK; GUEST SCIENTIST, LOS ALAMOS NEUTRON SCIENCE CENTER AND SENIOR SCIENTIST, TECHSOURCE INC., SANTA FE, NM.

Dr. Robert J. Macek retired in July 2003 from the Los Alamos National Laboratory
(LANL) where he had been a technical staff member for over 30 years. He has held various technical management positions at Los Alamos including deputy group leader, group leader, associate division leader, program manager, accelerator facility manager (Proton Storage Ring, PSR), and, more recently, project leader for two PSR upgrade projects. During his career he has been engaged in particle and nuclear physics research, accelerator R&D as well as accelerator operations and development.

Dr. Macek's work over the past 20 years has focused on accelerator physics R&D and performance improvements for the Los Alamos PSR. His work on beam losses, space charge effects and electron cloud instabilities for this high intensity machine has attracted considerable international interest and resulted in collaboration with other laboratories to resolve the electron cloud instability in high intensity proton rings. Laboratories in the collaborative efforts include Argonne National Lab, Lawrence Berkeley National Laboratory, FermiLab, Brookhaven National Lab, Princeton Plasma Physics Laboratory, Stanford Linear Accelerator, and the SNS project at the OakRidge National Laboratory.

Dr. Macek joined TechSource Inc. in 2003 as a senior scientist after retirement from LANL. He is currently Principal Investigator on a DOE Phase II Small Business Innovative Research Award (SBIR) to develop an electron cloud detector for use in quadrupole magnets at PSR. In addition, he is a guest scientist at the Los Alamos Neutron Science Center (LANSCE) and continues beam physics research on the PSR.

Dr. Macek received his Ph.D. in High Energy Physics from the California Institute of Technology in Pasadena.

On August 27, 2003, our Board of Directors approved the issuance and grant of non-qualified stock options to each of the four members of the Scientific Advisory Board to purchase 10,000 shares of our common stock, with an exercise price of $1.02 and a term that ends August 27, 2009. In November 2005, we engaged Dr. Walter Oelert, a research physicist, as a scientific advisor and consultant and committed to pay him an annual consultancy fee of approximately
(euro) $11,750 in cash and/or common stock. Either party may terminate the agreement at any time.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all executive officers, directors and persons who are the beneficial owners of more than 10% of the common stock of HiEnergy Technologies to file reports of ownership with the SEC indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report in this Annual Report on Form 10-KSB any failure to comply therewith during the fiscal year ended April 30, 2006. During the Company's fiscal year ended April 30, 2006, Messrs. Baker, Nitze, Al-Zuhair, Le Beau, Lacey and Dr. Maglich did not timely file Forms 4 for common stock and options issued to them by HiEnergy Technologies during the past fiscal year and did not file a timely Form 5 to report these; but subsequently Messrs. Baker, Nitze, Le Beau, Lacey filed a Form 5 that included all transactions they were required to report. Mr. Obolensky did not file an initial statement of beneficial ownership Form 4 for common stock and options issued to him by HiEnergy Technologies for services to the board. As of date, Dr. Maglich and Messrs. Al-Zuhair and Obolensky have not filed a timely Form 5 to report transactions. None of the foregoing directors or officers, other than Dr. Maglich, disposed of any shares or derivatives in the open market during the reporting period. During the reporting period, Dr. Maglich disposed of shares of our common stock pursuant to a 10b5-1 trading plan as follows: 76,700 shares of common stock disposed of between May 19, 2005 and May 23, 2005, at $.69 or $.70 per share; and 46,200 shares of our common stock disposed of between May 31, 2005 and June 1, 2005, at $.69 or $.70 per share. With the above exceptions, we believe that, as of the date of this Report, all of the filing requirements under Section 16(c) of the Securities Exchange Act of 1934, as amended, have been satisfied by its executive officers, directors and beneficial owners of more than 10% of our common stock. In making this statement, we have relied on copies of the reporting forms received by us or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation that we have paid to our named executive officers for each of our last three completed fiscal years ended. Dr. Maglich served as Chairman, Chief Executive Officer, President, Treasurer and Chief Scientific Officer of HiEnergy Microdevices during the fiscal years 2006, 2005 and 2004.

Mr. Spillmann was appointed Vice President and Corporate Secretary of HiEnergy Technologies on January 11, 2005. Mr. Spillmann became our President and Chief Operating Officer on January 5, 2006, our Chief Executive Officer and a member of our Board of Directors on February 17, 2006, and our Treasurer on March 15, 2006.

----------------------- ---------- ----------- --------- ----------- ------------------------------------------- -------------
                                                                               LONG TERM COMPENSATION
----------------------- ---------- ----------- --------- ----------- ------------------------------------------- -------------
                                         ANNUAL COMPNESATION                     AWARDS               PAYOUTS
----------------------- ---------- --------------------------------- ------------------------------- ----------- -------------
  NAME AND PRINCIPAL    FISCAL       SALARY     BONUS    OTHER         RESTRICTED      SECURITIES    LTIP         ALL OTHER
       POSITION         YEAR                             ANNUAL       STOCK AWARDS     UNDERLYING    PAYOUTS     COMPENSATION
                        ENDED         ($)        ($)     COMPENSATION                   OPTIONS         ($)
                        APRIL 30                                           ($)                                       ($)
----------------------- ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------
  Roger W.A. Spillmann

       Chief Executive
        Officer, Chief    2006        200,000     2,292         -0-             -0-             -0-         -0-           -0-
    Operating Officer,  ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------
 President, Secretary,    2005                                                              500,000
Treasurer and Director  ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------
                          2004            N/A       N/A         N/A             N/A             N/A         N/A           N/A
---------------------------------- ----------- --------- ----------- --------------- --------------- ----------- -------------

----------------------- ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------
 Dr. Bogdan C. Maglich    2006        219,038    24,381      $7,518             -0-         529,510         -0-           -0-

              Director  ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------
                          2005        220,046     4,381     $13,640             -0-         421,980          -0-           -0-
          Former Chief
   Scientific Officer,
  President, Treasurer  ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------
   and Chairman of the    2004        220,046       -0-     $25,345             -0-         313,221          -0-           -0-
    Board of Directors
                        ---------- ----------- --------- ----------- --------------- --------------- ----------- -------------

Dr. Maglich was appointed Chairman and Chief Scientific Officer of HiEnergy Technologies and as a member of our Board of Directors on April 25, 2002. He was appointed Chief Executive Officer, President and Treasurer of HiEnergy Technologies effective as of March 2003. Dr. Maglich resigned as our President on January 5, 2006, was removed as our Chief Executive Officer and a member of the Board of Directors' Finance Committee on February 17, 2006. Also on February 17, 2006, Dr. Maglich's duties as our Chairman of the Board, Treasurer and Chief Scientific Officer were suspended, he was replaced as our Treasurer on March 15, 2006, and was removed as our Chairman of the Board and Chief Scientific Officer on April 18, 2006. Dr. Maglich's Employment Agreement with us was terminated effective April 28, 2006.

Other Annual Compensation amounts paid to Mr. Spillmann and Dr. Maglich consisted of the following personal expense reimbursements during the last three completed fiscal years:

-------------------------------- ----------------------- ------------------------ ----------------------
       EXPENSE CATEGORY            FISCAL YEAR ENDED        FISCAL YEAR ENDED       FISCAL YEAR ENDED
-------------------------------- ----------------------- ------------------------ ----------------------
                                          2006                    2005                    2004
-------------------------------- ----------------------- ------------------------ ----------------------
Roger W.A. Spillmann                                -0-                      -0-                    N/A
-------------------------------- ----------------------- ------------------------ ----------------------
TOTAL                                               -0-                      -0-                    N/A
-------------------------------- ----------------------- ------------------------ ----------------------

-------------------------------- ----------------------- ------------------------ ----------------------
Dr. Bogdan C. Maglich
-------------------------------- ----------------------- ------------------------ ----------------------
Auto Lease                                          -0-                      -0-                    -0-
-------------------------------- ----------------------- ------------------------ ----------------------
Auto Insurance                                     $213                   $4,500                   $212
-------------------------------- ----------------------- ------------------------ ----------------------
Auto Expenses (other)                              $561                   $1,325                 $1,046
-------------------------------- ----------------------- ------------------------ ----------------------
Home Rent                                           -0-                      -0-                    -0-
-------------------------------- ----------------------- ------------------------ ----------------------
Medical & Dental Reimbursements                  $6,744                   $7,815                $24,088
-------------------------------- ----------------------- ------------------------ ----------------------
TOTAL                                            $7,518                  $13,640                $25,345
-------------------------------- ----------------------- ------------------------ ----------------------

OPTION GRANTS

The following table sets forth information with respect to stock options granted to each named executive officer during our most recent fiscal year ended April 30, 2006. We have never granted any stock appreciation rights.

  --------------------------------- --------------------------- ------------------------------ ------------------------
                                                                 PERCENT OF TOTAL OPT./WRTS.
                                       NUMBER OF SECURITIES                GRANTED             EXERCISE OF BASE PRICE
                NAME                    UNDERLYING OPTIONS       TO EMPLOYEES IN FISCAL YEAR          ($/SHARE)
  --------------------------------- --------------------------- ------------------------------ ------------------------
  Roger W.A. Spillmann                                     -0-                            N/A                      N/A
  --------------------------------- --------------------------- ------------------------------ ------------------------

  --------------------------------- --------------------------- ------------------------------ ------------------------
  Dr. Bogdan C. Maglich                             529,510(1)                            48%                    $0.49
  --------------------------------- --------------------------- ------------------------------ ------------------------

(1) Option was granted on December 31, 2005, and was fully vested and exercisable on the date of grant pursuant to his employment agreement.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth information with respect to fiscal year-ended April 30, 2006 option values. No stock options were exercised by the named executive officers during the fiscal year ended April 30, 2006.


------------------------- ------------------- ------------------ ------------------------------------- -----------------------------
                                                                        NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY
                           SHARES ACQUIRED                       OPTIONS/SARs AT THE FISCAL YEAR END   OPTIONS/SARs AT FISCAL
                             ON EXERCISE                                         (#)                              YEAR-END (#)
          NAME                   (#)           VALUE REALIZED         EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
------------------------- ------------------- ------------------ -------------------------------     ----------------------------
Roger W.A. Spillmann                      --                 --               500,000 / 500,000                         $ -0- (1)
------------------------- ------------------- ------------------ -------------------------------     -----------------------------

------------------------- ------------------- ------------------ -------------------------------     -----------------------------
Dr. Bogdan C. Maglich                     --                 --           4,203,439 / 4,203,439                      $511,294 (2)
------------------------- ------------------- ------------------ -------------------------------     -----------------------------

(1) The value of Mr. Spillmann's options has been calculated based on the difference between the closing price of our stock on the OTC Bulletin Board(R) on April 28, 2006 of $0.34 per share and the exercise price of Mr. Spillmann's stock options at $0.72 per share. No effect is given to the shares with exercise prices above $0.34 per share.

(2) As of the date of this Report, Dr. Maglich had options to purchase 2,482,011 which were in-the-money. The value of Dr. Maglich's options has been calculated based on the difference between the closing price of our stock on the OTC Bulletin Board(R) on April 28, 2006 of $0.34 per share and the exercise prices of Dr. Maglich's stock options at $0.134 per share. No effect is given to the shares with exercise prices above $0.34 per share.

COMPENSATION OF DIRECTORS

The Board previously approved a plan to grant each non-executive director 3,000 shares of common stock or stock options to purchase 3,000 shares of common stock for each meeting attended, and the non-executive directors have also received annually stock options to purchase 100,000 shares of common stock for service as a director and to purchase varying amounts of shares of common stock for their services on committees of the Board. The transfer of all these securities is restricted under applicable securities laws. On July 15, 2005, the Board approved an increase to the number of shares or stock options due each non-executive director for each meeting attended to 5,000, effective at that meeting. On January 5, 2006, the Board approved an increase in the number of shares or stock options due each non-executive director for each meeting attended to 10,000. Grants of 10,000 shares or stock options were made to the non-executive directors in attendance at that meeting and at the directors' meeting on January 25, 2006. On February 17, 2006, the Board rescinded the increase from 5,000 to 10,000, and for that meeting and the subsequent meeting those directors who had received grants of 10,000 shares or stock options received nothing, with the effect that each non-executive director received 5,000 shares or stock options for each meeting attended without any increase. Additionally, all directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of our company.

EMPLOYMENT CONTRACTS

In March 2002, Microdevices entered into an employment agreement with Dr. Maglich. In May 2002, we assumed the employment agreement, which as amended in December 2002 and July 2003, provided that it was effective through December 31, 2006. On April 8, 2006, we gave Dr. Maglich notice of termination of the employment agreement for cause, which termination became effective on April 18, 2006. Pursuant to the contract, our major commitments under the employment agreement include our obligations to:

      o Pay an annual bonus, which must not be less than 20% of the total amount of bonuses paid to our officers.

      o Grant Dr. Maglich annually, during the term of the employment agreement, stock options to exercise a number of shares of common stock equal to the greater of (i) 1% per annum of our common stock issued and outstanding or (ii) 10% of the total number of options granted by us for services in that year. In either case, the exercise price on the stock options is equal to the average price of our traded shares for the preceding 30 days prior to the date of the grant.

      o Provide Dr. Maglich with a car, family health insurance, life and disability insurance, and reimbursements for reasonable out-of-pocket expenses, not to exceed $39,200 in any one year, and any personal tax liabilities arising up to $75,000.

      o     Pay Dr. Maglich a base salary in cash as follows:

            -     January 1, 2004 to December 31, 2004 $175,000 per year
            -     January 1, 2005 to December 31, 2005 $175,000 per year
            -     January 1, 2006 to December 31, 2006 $283,013 per year

      o Pay Dr. Maglich a supplemental salary of $2,800 per month for the duration he serves as our Chief Executive Officer, pursuant to an authorization from the Board of Directors in July 2003.

      o Pay Dr. Maglich, on the termination date, an amount equal to two years of the minimum annual base salary which would have been required if his employment agreement had been terminated without cause, which we believe is not applicable in view of the termination of Dr. Maglich for cause.

In view of the termination of Dr. Maglich's employment agreement, we are currently analyzing our obligations to Dr. Maglich under the employment agreement to determine the extent to which we are required to honor them.

In January 2005, we entered into an employment agreement for the employment of Roger Spillmann to serve as our Vice President and Corporate Secretary. Mr. Spillmann became our President and Chief Operating Officer on January 5, 2006, our Chief Executive Officer and a member of our Board of Directors on February 17, 2006, and our Treasurer on March 15, 2006. Our employment agreement remains in effect and has not been modified. Major terms of the agreement are as follows:

      o We will pay him an annual base salary of $200,000, of which $140,000 will be payable in cash, and the remainder in deferred compensation.

      o We have the option to prepay services with S-8 stock with value equivalent to six (6) months of the above stated salary.

      o We will pay the fee required under his contract with his then current employer for his conversion from consultant employee, which should not exceed $12,000.

      o We will grant him a stock option to purchase 500,000 shares of common stock which shall be exercisable at a price no greater than the average trading price for the prior thirty (30) day period. The option is fully vested.

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

The Compensation Committee currently consists of Mr. David Baker and Mr. William Lacey.

None of our executive officers serves as a director or member of the compensation committee of any other entity whose executive officers serve as one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of July 31, 2006, regarding the beneficial ownership of our common stock and Series B Convertible Preferred Stock by:

      o each person who is known by us to beneficially own more than 5% of our shares of common stock; and
      o each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 67,693,936 shares of common stock outstanding as of July 31, 2006 and 211.64 shares of Series B Convertible Preferred Stock outstanding as of July 31, 2006. For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following July 31, 2006, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

      -------------------------------------- ------------------ ----------------- ------------------- ------------------
            NAME OF BENEFICIAL OWNER         NUMBER OF SHARES       PERCENT        NUMBER OF SHARES        PERCENT
                                              OF COMMON STOCK     OUTSTANDING        OF SERIES B         OUTSTANDING
                                                                                     CONVERTIBLE
                                                                                   PERFERRED STOCK
      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      Roger W.A. Spillmann, Chief               500,000 (1)(7)             0.73%                 -0-                -0-
      Executive Officer, Chief Operating
      Officer, President, Secretary,
      Treasurer, Director
      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      William A. Nitze, Director, Chairman         768,592 (2)             1.13%                3.56              1.68%
      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      Peter J. Le Beau, Director, Vice             446,528 (3)             0.66%                 -0-                -0-
      Chairman
      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      David R. Baker, Director                   1,238,732 (4)             1.81%                2.81              1.33%
      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      William J. Lacey, Jr., Director              387,058 (5)             0.47%                 -0-                -0-
      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      Dr. Bogdan C. Maglich, Director           10,661,373 (6)(8)         14.73%                -0-                -0-

      -------------------------------------- ------------------ ----------------- ------------------- ------------------
      All Executive Officers & Directors        14,002,283 (9)            19.53%                6.37             3.01%
      As A Group
      -------------------------------------- ------------------ ----------------- ------------------- ------------------

(1) Represents 500,000 shares of common stock issuable upon the exercise of currently exercisable stock options as of December 31, 2005.

(2) Includes:

         (a) 249,501 shares of common stock owned directly by Mr. Nitze;

         (b) 304,500 shares of common stock underlying stock options issued for services as a member of the Board of Directors or a committee thereof, but not including 7,500 shares of common stock underlying such stock options that will vest on November 7, 2006 if Mr. Nitze is then a director, all issued for services as a member of the Board of Directors or a committee thereof;

         (c) 23,913 shares of common stock underlying a warrant, immediately exercisable, which was acquired in a private placement on September 7, 2004;

         (d) 12,600 shares of common stock underlying a warrant acquired as partial consideration in a bridge financing on the same terms as the terms given to non-affiliate participants; and

         (e) 118,666 shares of common stock issuable upon conversion of 3.56 shares of Series B Preferred Stock, plus 59,412 shares of common stock issuable upon conversion of warrants, acquired in a private placement on the same terms given to non-affiliate participants.

(3) Includes:

         (a) 71,528 shares of common stock owned directly by Mr. Le Beau; and

         (b) 375,000 shares of common stock underlying stock options issued for services as a member of the Board of Directors or a committee thereof, or services rendered as a consultant prior to becoming a member of the Board of Directors, but not including 25,000 shares of common stock underlying such stock options that will vest on November 7, 2006 if Mr. Le Beau is then a director, all issued for services as a member of the Board of Directors or a committee thereof.

(4) Includes:

         (a) 481,422 shares of common stock owned directly by Mr. Baker;

         (b) 152,245 shares owned by Advanced Projects Group, a Delaware corporation, attributable to Mr. Baker as a stockholder, the number of shares being previously furnished by Dr. Bodgan C. Maglich, a controlling person of Advanced Projects Group, Inc. (see note (6) below), Mr. Baker having no personal knowledge of the accuracy of the number of shares listed; Mr. Baker disclaims beneficial ownership of the stock held by Advanced Projects Group beyond his pecuniary interest;

         (c) 390,000 shares of common stock underlying stock options issued for services as a member of the Board of Directors or a committee thereof, but not including 75,000 shares of common stock underlying such stock options that will vest on November 7, 2006 if Mr. Baker is then a director, all issued for services as a member of the Board of Directors or a committee thereof;

         (d) 64,886 shares of common stock underlying a warrant exercisable at $0.65 per share, which was acquired (together with 129,174 shares of common stock included in (a) above) in connection with the satisfaction at $0.46 per share of accounts payable in the amount of $59,420 for legal services rendered, and expenses incurred, prior to his directorship;

         (e) 10,000 shares of common stock underlying a warrant acquired as partial consideration in a bridge financing on the same terms as the terms given to non-affiliate participants; and

         (f) 93,666 shares of common stock issuable upon conversion of 2.81 shares of Series B Preferred Stock, plus 46,813 shares of common stock issuable upon conversion of warrants, acquired in a private placement on the same terms given to non-affiliate participants.

(5) Includes:

         (a) 52,353 shares of common stock owned directly by Mr. Lacey;

         (b) 270,000 shares of common stock underlying stock options issued for services as a member of the Board of Directors or a committee thereof, but not including 50,000 shares of common stock underlying such stock options that will vest on February 17, 2006 if Mr. Lacey is then a director, all issued for services as a member of the Board of Directors or a committee thereof; and

         (c) 44,705 shares of common stock underlying HiEnergy Microdevices, Inc. exchange rights exercisable at any time, subject to payment of a promissory note in the amount of $7,000 and granted for consultant services rendered to HiEnergy Microdevices, Inc. prior to merger with SLW Enterprises, Inc.

(6) Includes:

         (a) 869,769 shares owned directly by Dr. Maglich;

         (b) 1,131,735 shares owned by Advanced Projects Group, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder; Dr. Maglich disclaims beneficial ownership of the stock held by Advanced Projects Group beyond his pecuniary interest

         (c) 2,580,995 shares owned by Maglich Family Holdings, Inc., a Delaware corporation, of which Dr. Maglich is a director, officer and greater than ten percent stockholder; Dr. Maglich disclaims beneficial ownership of the stock held by Maglich Family Holdings beyond his pecuniary interest;

         (d) 505,435 shares of common stock underlying a warrant owned by Maglich Family Holdings, immediately exercisable, which was acquired in a private placement on November 19, 2004;

         (d) 1,370,000 shares owned by Maglich Innovations Fund Inc., a Delaware corporation, of which Dr. Maglich is sole director, officer and direct or indirect stockholder; and

         (e) 4,203,439 shares of common stock issuable upon the exercise of currently exercisable stock options issued pursuant to the terms of Dr. Maglich's employment agreement.

(7) Mr. Spillmann became our President and Chief Operating Officer on January 5, 2005, our Chief Executive Officer and a member of our Board of Directors on February 17, 2006, and our Treasurer on March 15, 2006.

(8) Dr. Maglich resigned as our President on January 5, 2006, was replaced as our Treasurer on March 15, 2006, and was removed as our Chairman of the Board and Chief Scientific Officer on April 18, 2006.

(9) The number of shares beneficially owned takes into account the details set forth in the preceding footnotes.


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

The address for Messrs. Spillmann, Nitze, Le Beau, Baker and Lacey is: c/o HiEnergy Technologies, Inc., 1601-B Alton Parkway, Irvine, California 92606. The address for Dr. Maglich is 2785 Vista Umbrosa, Newport Beach, CA 92660. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

CHANGE IN CONTROL

There are no arrangements known to us the operation of which may result in a change of control of HiEnergy Technologies.

For information concerning our equity compensation plans, see discussion in "Item 5. Market for Common Equity and Related Stockholder Matters - Equity Compensation Plans", which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, during the last two years, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, or in any proposed transactions, which has materially affected or will materially affect us.

TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates are entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

      o In September 2004, we issued to William A. Nitze, Chairman of our Board of Directors, 71,739 Shares and warrants to purchase 23,913 shares of common stock, par value $0.001 with an exercise price of $1.00 a Share in a private placement transaction for an investment by Mr. Nitze of $33,000.

      o In July 2005, we issued to David R. Baker, a member of our Board of Directors, 129,174 Shares and warrants to purchase 64,586 Shares with an exercise price of $0.65 a Share, in connection with the satisfaction of accounts payable for legal services rendered, and expenses incurred, prior to his directorship..

      o In March 2006, we issued to Mr. Nitze a convertible promissory note for $31,500, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 12,600 Shares at a price of $0.60 per Share, for an investment by Mr. Nitze of $31,500. The note provided for its automatic exchange into the next qualified financing, as defined therein, at 110% of the then outstanding balance, including accrued interest. This investment was on the same terms as concurrently made by unaffiliated investors.

      o In June 2006, we issued to Mr. Nitze 3.56 shares of Series B Convertible Preferred Stock (the "Series B Preferred Shares"), convertible into 118,666 Shares; Series B-1 Warrants to purchase 35,647 Shares at an exercise price of $0.45 per Share, and Series B-2 Warrants to purchase 23,765 Shares at an exercise price of $0.60 per Share, upon the automatic exchange referred to in the preceding paragraph.

      o In April 2006, we issued to Mr. Baker a convertible promissory note for $25,000, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 10,000 Shares at a price of $0.60 per Share, for an investment by Mr. Baker of $25,000. The note provided for its automatic exchange into the next qualified financing, as defined therein, at 110% of the then outstanding balance, including accrued interest. This investment was on the same terms as concurrently made by unaffiliated investors.

      o In June 2006, we issued Mr. Baker 2.81 shares of Series B Convertible Preferred Stock (the "Series B Preferred Shares"), convertible into 93,666 Shares; Series B-1 Warrants to purchase 28,088 Shares at an exercise price of $0.45 per Share, and Series B-2 Warrants to Mr. Baker purchase 18,725 Shares at an exercise price of $0.60 per Share, upon the automatic exchange referred to in the preceding paragraph.


TRANSACTIONS WITH OTHER RELATED PARTIES

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

      o In August 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related to Dr. Bogdan Maglich, a director and our former Chairman of the Board, President, Treasurer and Chief Scientific Officer, for loans that were made to us totaling $300,000. The notes are non-interest bearing and are due on demand. As of April 30, 2005, the notes have been converted into Shares.

      o In September 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related to Dr. Maglich, for loans that were made to us totaling $50,000. The notes were non-interest bearing and were due on demand. As of April 30, 2005, the notes have been converted into Shares.

      o In October 2004, we signed promissory notes with Maglich Family Holdings, Inc., an investor related to Dr. Maglich, for loans that were made to us totaling $115,000. The notes were non-interest bearing and were due on demand. As of April 30, 2005, the notes have been converted into Shares.

      o In November 2004, we issued 1,010,870 Shares to Maglich Family Holdings, Inc., an investor related to Dr. Maglich, in exchange for promissory notes evidencing loans made to us in the aggregate amount of $465,000. As additional consideration for the exchange, we issued to Maglich Family Holdings warrants to purchase an additional 505,435 shares of common stock at an exercise price of $0.82 per share. The warrants are to expire three and one half years following the date of effectiveness of our next filed registration statement

During the fiscal year ended April 30, 2006, we had the following transactions with related parties:

      o In June 2005, we issued 437,627 Shares to Nicholas J. Yocca upon conversion of $185,000 of convertible notes, originally purchased in January 2004, plus $11,932 of accrued interest.

      o In June 2005, we issued 32,820 Shares to Nicholas J. Yocca upon the conversion of a promissory note evidencing loans made to us in the aggregate amount of $14,000, plus $769 of accrued interest.

      o In October 2005, we issued 452,028 Shares to Ryan Patch upon conversion of defaulted convertible promissory notes issued to our former legal counsel, Yocca, Patch and Yocca LP for legal services rendered to us in the aggregate amount of $224,361, plus $46,856 of accrued interest.

      o In July 2006, we issued 1,886,600 Shares to The Yocca Law Firm, LLP, or its assignees, upon conversion of defaulted convertible promissory notes issued to our former legal counsel, Yocca, Patch and Yocca for legal services rendered to us in the aggregate amount of $448,722.06, plus $117,257.94 of accrued interest.


CERTAIN BUSINESS RELATIONSHIPS

No director or nominee for director is or has been during the fiscal years ended April 30, 2005 or 2006, an executive officer or beneficial owner of more than 10% of any other entity that has engaged in a transaction with us in excess of 5% of either companies' revenues or assets.

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

ITEM 13.  EXHIBITS
                                  EXHIBIT INDEX

  EXHIBIT NUMBER      DESCRIPTION
  2.1 (1)             Voluntary Share Exchange Agreement by and between HiEnergy Technologies, Inc. and HiEnergy Microdevices,
                      Inc. dated March 22, 2002
  2.2 (5)             Agreement and Plan of Merger dated October 18, 2002 by and between the Registrant and its wholly owned subsidiary, HiEnergy Technologies, Inc., a Delaware corporation
  3.1 (5)             Certificate of Incorporation of HiEnergy Technologies, Inc., a Delaware corporation, filed on October 17,
                      2002
  3.2 (5)             Bylaws of HiEnergy Technologies, Inc., a Delaware corporation, adopted on October 18, 2002
  3.3 (10)            Certificate of Elimination of Series A Convertible Preferred Stock
  3.4                 Amendment to Bylaws of HiEnergy Technologies, Inc., adopted on February 17, 2006
  4.1.1 (5)           Specimen Common Stock Certificate
  4.1 (40)            Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred
                      Stock of HiEnergy Technologies, Inc.
  4.2 (1)             Form of Registration Rights Agreement between the Registrant and each April 2002 Private Placement Common
                      Stock Investor. See also Exhibit 10.55 Form of Subscription Agreement between the Registrant and each
                      April 2002 Private Placement Common Stock investor.
  4.2 (40)            Form of Series B-1 Warrant
  4.3 (1)             Form of Amendment No. 1 to Registration Rights Agreement between the Registrant and each April 2002
                      Private Placement Common Stock Investor
  4.3 (40)            Form of Series B-2 Warrant
  4.4 (3)             Warrant Certificate issued to Rheal Cote by HiEnergy Technologies, Inc. dated June 3, 2002
  4.4.1 (5)           Form of Registration Rights Agreement between the Registrant and each June 2002 Private Placement Common
                      Stock investor. See also Exhibit 10.24 Form of
                      Subscription Agreement between the Registrant and
                      each June 2002 Private Placement Common Stock
                      investor.
  4.5 (5)             Registration Rights Agreement dated July 12, 2002 between the Registrant and Isaac Yeffet
  4.6 (5)             Registration Rights Agreement dated August 19, 2002 between the Registrant and Primoris Group Inc.
  4.7 (5)             Registration Rights Agreement dated October 7, 2002 between the Registrant and Series A Convertible
                      Preferred Stock Investors.
  4.8 (5)             Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to each Series A Convertible
                      Preferred Stock investor
  4.9 (5)             Form of Registration Rights Agreement between the Registrant and each October 2002 Private Placement
                      Common Stock Investor
  4.10 (5)            Form of Warrant Certificate issued by the Registrant to each October 2002 Private Placement Common Stock investor
  4.11 (35)           HiEnergy Technologies, Inc. Special Warrant Offer dated December 13, 2005
  10.1 (5)            Lease Agreement dated August 15, 2002 between the Registrant and Del Mar Avionics
  10.1 (40)           Form of the Series B Convertible Preferred Stock Purchase Agreement
  10.1.1 (10)         Addendum to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated July 1, 2003
  10.1.2 (16)         Addendum No. 2 to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar
                      Avionics dated January 1, 2004.
  10.1.3 (16)         Addendum No. 3 to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar
                      Avionics dated January 20, 2004.
  10.2 (40)           Form of the Registration Rights Agreement
  10.3 (4)            Stock Option Agreement between Isaac Yeffet and HiEnergy Technologies, Inc. dated July 12, 2002
  10.4 (4)            Letter Agreement between H.C. Wainwright & Co., Inc. and HiEnergy Technologies, Inc. dated August 8, 2002
  10.4.1 (3)          Award Contract between HiEnergy Microdevices, Inc. and the U.S. Department of Defense dated February 12,
                      2002

  EXHIBIT NUMBER      DESCRIPTION
  10.6 (3)            Assignment and Assumption of Employment Agreement between HiEnergy Technologies, Inc., HiEnergy
                      Microdevices, Inc. and Dr. Bogdan C. Maglich dated July 16, 2002*
  10.7 (3)            Stock Option Agreement between Dr. Bogdan C. Maglich and HiEnergy Technologies, Inc. effective April 24,
                      2002*
  10.8 (3)            Consulting Agreement between Yeffet Security Consultant, Inc. and HiEnergy Technologies, Inc. dated July
                      12, 2002
  10.9 (5)            Amended and Restated Nonqualified Stock Option dated July 12, 2002 issued by the Registrant to Isaac Yeffet
  10.11 (5)           Consulting Agreement dated August 1, 2002 between the Registrant and Primoris Group Inc.
  10.12 (5)           Amendment No. 1 to the Consulting Agreement dated August 19, 2002 between the Registrant and Primoris
                      Group Inc.
  10.13 (5)           Nonqualified Stock Option (Warrant) dated August 1, 2002 issued by the Registrant to Primoris Group Inc.
  10.15 (5)           Letter Employment Agreement dated February 26, 2002 between HiEnergy Microdevices, Inc. and Michal Levy*
  10.16 (5)           Assignment, Assumption and Amendment of Employment Agreement dated September 17, 2002 by and among the
                      Registrant, HiEnergy Microdevices, Inc. and Michal Levy*
  10.17 (5)           Nonqualified Stock Option dated September 17, 2002 issued by the Registrant to Michael Levy*
  10.17.1 (6)         Form of Warrant Certificate dated August 11, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc.
                      and Assigns
  10.18 (5)           Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Chapin E. Wilson
  10.18 (6)           Form of Warrant Certificate dated October 7, 2002 issued by the Registrant to H.C. Wainwright &Co., Inc.
  10.19 (6)           Form of Warrant Certificate dated October 31, 2002 issued by the Registrant to H.C. Wainwright &Co., Inc.
  10.19 (5)           Nonqualified Stock Option dated September 25, 2002 issued by the Registrant to Derek W. Woolston
  10.20 (5)           Employment Agreement dated September 25, 2002 between the Registrant and Tom Pascoe*
  10.21 (5)           Nonqualified Stock Option effective September 25, 2002 issued by the Registrant to Tom Pascoe*
  10.22 (16)          Series A Convertible Preferred Stock Purchase Agreement dated October 7, 2002 between the Registrant and the Series A Convertible Preferred Stock investors.
  10.23 (16)          Consulting Agreement dated September 25, 2002 between the Registrant and Barry Alter*
  10.24 (5)           Form of Subscription Agreement between the Registrant and each June 2002 Private Placement Common Stock investor. See also Exhibit 4.4.1 Form of
                      Registration Rights Agreement between the Registrant
                      and each June 2002 Private Placement Common Stock
                      investor.
  10.25 (5)           Form of Subscription Agreement between the Registrant and each October 2002 Private Placement Common Stock investor.
  10.26 (7)           Warrant Certificate dated December 9, 2002 issued by the Registrant to Wolfe Axelrod Weinberger Associates
                      LLC.
  10.29 (16)          Termination Agreement dated November 27, 2002 between HiEnergy Technologies, Inc. and H.C. Wainwright &
                      Co., Inc.
  10.30 (7)           Termination Agreement dated December 2, 2002 between HiEnergy Technologies, Inc. and Wolfe Axelrod
                      Weinberger Associates LLC.
  10.31 (7)           Form of Warrant Certificate dated December 9, 2002 issued by the Registrant to H.C. Wainwright & Co., Inc.
                      and Assigns.
  10.32 (16)          Placement Agent Agreement dated December 16, 2002 between HiEnergy Technologies, Inc. and Seabury
                      Transportation Advisors LLC.
  10.32.1 (10)        Letter dated July 2003 terminating agreement with Seabury Transportation Advisors, LLC.
  10.33 (7)           Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Chapin E.
                      Wilson.
  10.34 (7)           Nonqualified Stock Option dated December 19, 2002 issued by HiEnergy Technologies, Inc. to Derek W.
                      Woolston.
  10.35 (7)           Settlement Agreement dated January 15, 2003 between HiEnergy Technologies, Inc. and Keith Cowan.
  10.36 (7)           Settlement Agreement dated February 14, 2003 among HiEnergy Technologies, Inc., Columbus Group/cFour
                      Partners, Robert W. Bellano and Shaun Corrales. See also Exhibit 10.37 Form of Warrant Certificate dated
                      February 17, 2003 between HiEnergy Technologies, Inc. and the principals of Columbus Group/cFour Partners.
  10.37 (7)           Form of Warrant Certificate dated February 17, 2003 between HiEnergy Technologies, Inc. and the principals of Columbus Group/cFour Partners. See also Exhibit 10.36 Settlement Agreement dated February 14, 2003 among HiEnergy Technologies, Inc., Columbus Group/cFour Partners, Robert W. Bellano and Shaun Corrales.
  10.38 (16)          Award Contract dated January 15, 2003 by the U.S. Department of Defense to HiEnergy Technologies, Inc.
  10.39 (8)           Letter Agreement dated November 18, 2002 between HiEnergy Technologies, Inc. and HWH Enterprises, Inc.
  10.40.1 (9)         Client Fee Agreement between HiEnergy Technologies and Yocca, Patch & Yocca, LLP

  EXHIBIT NUMBER      DESCRIPTION
  10.40.2 (9)         Form of Promissory Note between HiEnergy Technologies, Inc. and Yocca, Patch & Yocca, LLP
  10.40.3 (12)        Amendment of the Promissory Note issued to Yocca, Patch & Yocca, LLP
  10.41 (9)           Jenkins Capital Management LLC Private Placement Agreement dated April 22, 2003
  10.42 (9)           Vertical Ventures Investments LLC Stock Purchase Agreement dated April 23, 2003. See also Exhibit 10.72
                      Form of Escrow Agreement.
  10.43 (9)           Greenwich Growth Fund Limited Stock Purchase Agreement dated April 28, 2003. See also Exhibit 10.72 Form of Escrow Agreement.
  10.44 (9)           Consulting Agreement dated April 15, 2003, between HiEnergy Technologies, Inc. and Charles Van Musscher
  10.45 (9)           Letter Agreement between HiEnergy Technologies, Inc. and Roth Investor Relations
  10.46 (9)           Stock Option Agreement between Bogdan C. Maglich and HiEnergy Technologies, Inc. dated February 11, 2003*
  10.47 (10)          HiEnergy Technologies, Inc. 2003 Stock Option Plan*
  10.48 (10)          HiEnergy Technologies, Inc. Form of Stock Option Agreement*
  10.49 (10)          Yocca, Patch & Yocca, LLP Stock Purchase Agreement dated June 16, 2003
  10.50 (10)          Richard Melnick Stock Purchase Agreement dated June 18, 2003. See also Exhibit 10.72 Form of Escrow
                      Agreement.
  10.51 (10)          Jeffrey Herman Stock Purchase Agreement dated June 23, 2003. See also Exhibit 10.72 Form of Escrow
                      Agreement.
  10.52 (10)          Form of Stock Purchase Agreement dated August 5-29, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants. See also Exhibit 10.72 Form of Escrow Agreement.
  10.53 (10)          Form of Warrant Certificate dated August 8-29, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants
  10.53.1 (13)        Form of Amendment of Warrant dated December 15, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants
  10.54 (10)          International Distribution Agreement between the Registrant and Electronic Equipment Marketing Company
                      (EEMCO) dated July 25, 2003
  10.55 (10)          Form of Subscription Agreement between the Registrant and each April 2002 Private Placement Common Stock investor. See also Exhibit 4.2 Form of Registration Rights Agreement between the Registrant and each April
                      2002 Private Placement Common Stock investor.
  10.56 (16)          Form of Amendment No. 1 to Subscription Agreement between the Registrant and each April 2002 Private
                      Placement Common Stock investor
  10.57 (11)          Memorandum of Understanding between HiEnergy Technologies, Inc. and Aeropuertos Espanoles y Navegacion
                      Aerea, Edificio La Piovera - Peonias dated October 6, 2003
  10.58 (12)          Form of Stock Purchase Agreement dated October 15 - December 2, 2003 between HiEnergy Technologies, Inc.
                      and the purchasers of common stock and warrants. See also Exhibit 10.72 Form of Escrow Agreement.
  10.59 (12)          Form of Warrant Agreement dated October 28 - December 2, 2003 between HiEnergy Technologies, Inc. and the purchasers of common stock and warrants.
  10.60 (16)          Letter Agreement between SBI - USA LLC and HiEnergy Technologies, Inc. dated August 1, 2003
  10.61 (14)          Promissory Note issued to Bogdan Maglich by HiEnergy Technologies, Inc.

  EXHIBIT NUMBER      DESCRIPTION
  10.62 (14)          Note Purchase Agreement dated January 16, 2004 between HiEnergy Technologies, Inc. and Platinum Partners
                      Value Fund LP, with attached Form of Convertible Note and Warrant
  10.63 (14)          Note Purchase Agreement dated January 31, 2004 between HiEnergy Technologies, Inc. and Richard Melnick with attached Form of Convertible Note and Warrant
  10.64 (14)          Stock Purchase Agreement dated February 9, 2004 between HiEnergy Technologies, Inc. and Bullbear Capital
                      Partners, LLC with attached Form of Warrant
  10.65 (14)          Letter Agreement between KCSA Public Relations Worldwide and HiEnergy Technologies, Inc. dated January 6,
                      2003
  10.66 (14)          Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy Microdevices, Inc. dated March 26, 2002.
  10.66.1 (14)        Assignment of Patent Rights from HiEnergy Microdevices, Inc. to HiEnergy Technologies, Inc. dated November
                      17, 2003.
  10.67 (14)          Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy Technologies, Inc. dated November 17, 2003
  10.68 (14)          Employment Agreement between HiEnergy Technologies, Inc. and Ioana C. Nicodin dated February 3, 2004
  10.69 (14)          Note Purchase Agreement dated January 28, 2004 between HiEnergy Technologies, Inc. and Nicholas J. Yocca with attached Form of Convertible Note and Warrant
  10.70 (15)          Form of Consent and Waiver from April 2003 purchasers of common stock.
  10.71 (15)          Form of Release from June 2003 purchasers of common stock.
  10.72 (16)          Form of Escrow Agreement utilized in connection with the Stock Purchase Agreements filed as Exhibits
                      10.50, 10.51, 10.52 and 10.58.
  10.73 (19)          Employment Letter dated April 12, 2004 between Sean Moore and HiEnergy Technologies, Inc.
  10.74 (19)          Proposal for Detailed Concept Design Services dated June 7, 2004 between Lockwood Greene Engineering &
                      Construction and HiEnergy Technologies, Inc.
  10.75 (19)          Employment letter dated July 26, 2004 between Jim Hertzog and HiEnergy Technologies, Inc.
  10.76 (19)          Engagement Agreement dated July 27, 2004 between Pacific Summit Securities and HiEnergy Technologies, Inc.
  10.77 (19)          Teaming Agreement dated August 4, 2004 between HiEnergy Technologies, Inc. and Siemens Maintenance Services,
                      LLC
  10.78 (20)          Consulting Agreement dated July 22, 2004 between Greg Henkel and HiEnergy Technologies, Inc.
  10.79 (21)          Form of Stock Purchase Agreement and Warrant dated October 18, 2004 - December 15, 2004 issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.
  10.80 (21)          Form of Debt Conversion Agreement and Warrant between Maglich Family Holdings and HiEnergy Technologies, dated November 19, 2004
  10.81 (24)          Amendment to Share Purchase Agreement dated January 24, 2005 between HiEnergy Technologies, Inc. and Bull
                      Bear Capital Partners, LLC
  10.82 (23)          Employment letter dated November 22, 2004 between Roger Spillmann and HiEnergy Technologies, Inc.
  10.83 (22)          Consulting Agreement dated November 22, 2004 between Don Abbe and HiEnergy Technologies, Inc.
  10.84 (25)          Proposal for Preliminary Manufacturing Facility Assessment Consulting Services dated April 13, 2004 between
                      HiEnergy Technologies, Inc. and Lockwood Greene Engineering & Construction (filed in its entirety)
  10.85 (25)          Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.86 (25)          Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.87 (25)          Promissory Note dated January 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.88 (25)          Promissory Note dated March 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.89 (25)          Promissory Note dated April 5, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.90 (25)          Promissory Note dated April 15, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.91 (25)          Promissory Note dated April 29, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.92 (25)          Promissory Note dated August 3, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.93 (25)          Promissory Note dated August 4, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.94 (25)          Promissory Note dated August 10, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.95 (25)          Promissory Note dated August 18, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.96 (25)          Promissory Note dated August 25, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.
  10.97 (25)          Promissory Note dated August 30, 2004 issued to Bogdan Maglich by HiEnergy Technologies, Inc.

  EXHIBIT NUMBER      DESCRIPTION
  10.98 (25)          Proposal for Detailed Concept Design Services between HiEnergy Technologies, Inc. and Lockwood Greene
                      Engineering & Construction dated June 7, 2004
  10.99 (25)          Consulting Agreement between HiEnergy Technologies, Inc. and Greg Henkel dated July 22, 2004
  10.100 (25)         Consulting Agreement between HiEnergy Technologies, Inc. and Jim Hertzog dated July 26, 2004
  10.101 (25)         Engagement letter between HiEnergy Technologies, Inc. and Pacific Summit Securities dated July 27, 2004
  10.102 (25)         Employment letter dated April 12, 2004 between Sean Moore and HiEnergy Technologies, Inc.
  10.103 (25)         Teaming Agreement between HiEnergy Technologies, Inc. and Siemens Maintenance Services, LLC dated August
                      4, 2004
  10.104 (25)         Retention Agreement between HiEnergy Technologies, Inc. and Pellettieri, Rabstein and Altman dated
                      November 11, 2004
  10.105 (25)         Retention Agreement between HiEnergy Technologies, Inc. and Feldhake Roquemore LLP dated January 12, 2005
  10.106 (26)         Form of Stock Purchase Agreement dated March 22, 2005 and issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.
  10.107 (26)         Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated March 22, 2005 and issued in connection with the sale of restricted shares to various accredited investors
  10.108 (26)         Form of Stock Purchase Agreement dated April 2005 and issued in connection with the sale of restricted shares to various accredited investors and HiEnergy Technologies, Inc.
  10.109 (26)         Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated April 2005 and issued in connection with the sale of restricted shares to various accredited investors.
  10.110 (26)         Form of Stock Purchase Agreement for the period from May 16, 2005 through July 12, 2005 and issued in connection with the sale of restricted shares to various accredited investors.
  10.111 (26)         Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. for the period from May
                      16, 2005 through July 12, 2005 and issued in connection with the sale of restricted shares to various accredited investors.
  10.112 (26)         Form of Debt Conversion Agreement between Nicholas J. Yocca and HiEnergy Technologies, Inc., dated May 13,
                      2005.
  10.113 (26)         Debt Conversion Agreement between David R. Baker and HiEnergy Technologies, Inc., dated July 15, 2005, and form of detachable warrant.
  10.114 (26)         Debt Conversion Agreement between Baker, Johnston & Wilson LLP and HiEnergy Technologies, Inc., dated July
                      15, 2005, and form of detachable warrant.
  10.115 (26)         Agreement between Mason, Griffin & Pierson and HiEnergy Technologies, Inc., dated April 29, 2005.
  10.116 (26)         Subcontract Agreement between Siemens Maintenance Services LLC and HiEnergy Technologies, Inc., dated
                      April 15, 2005
  10.117 (26)         Agreement between Vintage Filings, LLC and HiEnergy Technologies, Inc., dated May 1, 2005.
  10.118 (26)         Engagement Letter between Henry S. Sprintz and HiEnergy Technologies, dated June 20, 2005.
  10.119 (26)         Employment Agreement between Gregory C. Henkel, Controller, and HiEnergy Technologies, Inc., dated March 1,
                      2005.
  10.120 (26)         Equipment Sales Agreement between Southeastern Pennsylvania Transportation Authority and HiEnergy
                      Technologies, Inc., dated June 6, 2005.
  10.121 (26)         Time and Material Subcontract between Integrated Concepts & Research Corporation and HiEnergy Technologies,
                      dated July 18, 2005.
  10.122 (26)         International Distribution Agreement between Electronic Equipment Marketing Company (EEMCO) and HiEnergy
                      Technologies, dated July 25, 2003
  10.123 (27)         Form of Stock Purchase Agreement dated July 26, 2005 and issued in connection with the sale of restricted shares to various accredited investors.
  10.124 (27)         Form of Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated July 26, 2005 and issued in connection with the sale of restricted shares to various accredited investors.
  10.125 (29)         Engagement Letter between Vladimir Stanich and HiEnergy Technologies, dated September 9, 2005.
  10.126 (29)         Independent Contractor Agreement between Metaskill, Inc. and HiEnergy Technologies, dated September 15, 2005.
  10.127 (32)         Form of Senior Convertible Bridge Note and Warrant issued in connection with the sale of restricted shares to various accredited investors.

  EXHIBIT NUMBER      DESCRIPTION
  10.128 (34)         Secured Convertible Promissory Note issued to First Regional Bank, CFBO Bruce Steinberg Roth IRA dated
                      November 18, 2005.
  10.129 (34)         Warrant to Purchase Shares of Common Stock of HiEnergy Technologies, Inc. dated November 18, 2005 issued to
                      Bruce Steinberg Roth IRA.
  10.130 (34)         Assignment of Accounts Receivable issued by HiEnergy Technologies, Inc. to First Regional Bank, CFBO Bruce
                      Steinberg Roth IRA dated November 18, 2005.
  10.131 (34)         Memorandum of Understanding between Williams-Sterling, Inc. and HiEnergy Technologies dated November 16, 2005.
  10.132 (34)         Reseller Agreement between GTSI Corp. and HiEnergy Technologies, Inc. dated November 18, 2005.
  10.133 + (34)       Cooperative Agreement between Transportation Security Administration and HiEnergy Technologies, Inc. dated
                      September 27, 2004
  10.134 (34)         Addendum No. 4 to Original Lease Agreement dated August 15, 2002, between the Registrant and Del Mar Avionics dated October 14, 2005
  10.135 (34)         Placement Agent Agreement between Burnham Hill Partners and HiEnergy Technologies, Inc. dated September 26,
                      2005.
  10.136 (36)         International Distribution Agreement between HiEnergy Technologies, Inc. and Electronic Equipment Marketing
                      Company (EEMCO) dated July 25, 2003, as amended on August 27, 2003.
  10.137 (36)         Award Contract between HiEnergy Microdevices, Inc. and the U.S. Department of Defense dated February 12, 2002
                      (filed in its entirety)
  10.138 (36)         Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy Microdevices, Inc. dated March 26, 2002
                      (filed in its entirety).
  10.139 (36)         Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy Technologies, Inc. dated November 17,
                      2003 (filed in its entirety)
  10.140 (36)         Form of Convertible Promissory Note issued to Yocca, Patch & Yocca, LLP and/or Nicholas J. Yocca
  10.141 (36)         Form of Promissory Note issued to Maglich Family Holdings, Inc.
  10.142 (36)         Debt Conversion Agreement with form of Warrant to purchase shares of common stock of HiEnergy Technologies,
                      Inc. dated October 27, 2004 between HiEnergy Technologies, Inc. and Maglich Family Holdings, Inc.
  10.143 (36)         Assignment of Patent Rights by Dr. Bogdan C. Maglich to HiEnergy Technologies, Inc. dated November 17,
                      2003 (filed in its entirety)
  10.144 (36)         Assignment of Patent Rights by Dr. Kevin Mckinny to HiEnergy Technologies, Inc. dated November 17, 2003
                      (filed in its entirety)
  10.145 (36)         Teaming Agreement between HiEnergy Technologies, Inc. and Williams-Sterling, Inc. dated effective January 30,
                      2006
  10.146 (36)         Reseller Agreement between HiEnergy Technologies, Inc. and Williams-Sterling, Inc. dated effective January
                      30, 2006
  10.147 (36)         Joint Marketing Agreement between HiEnergy Technologies, Inc. and Laseroptronix, AB dated January 15, 2006
  10.148 (36)         Engagement Letter between HiEnergy Technologies, Inc. and Dr. Vladivoj Valkovic dated February 16, 2006
  10.149 (36)         Independent Contractor Agreement between HiEnergy Technologies, Inc. and Radiation Safety Academy dated
                      February 8, 2006
  10.150 (37)         Employment Agreement between HiEnergy Microdevices, Inc and Dr. Bogdan C. Maglich dated March 6, 2002
                      (Corrected version of the agreement previously  filed as Exhibit 10.5 to the Company's Annual Report on Form
                      10-KSB for the fiscal year ended April 20, 2002 filed with the SEC on July 29, 2002.
  10.151 (38)         Equipment Sales Agreement (Contract No. 19107), as amended, between Southeastern Pennsylvania Transportation
                      Authority and HiEnergy Technologies, Inc., dated May 18, 2006.
  10.152 (38)         Purchase Order in the amount of $200,000 from the Commonwealth of Pennsylvania, Pennsylvania Emergency
                      Management Agency (PEMA) on behalf of Southeastern Pennsylvania Transportation Authority.
  10.153 (39)         Confidential Settlement Agreement and Mutual Release between HiEnergy Technologies, Inc. and Yeffet Security
                      Consultants, Inc., dated June 9, 2006.
  10.154 (41)         Confidential Settlement Agreement between CH2M Hill Lockwood Greene and the HiEnergy Technologies, Inc.,
                      dated July 20, 2006.

  EXHIBIT NUMBER      DESCRIPTION
  10.155(42)          Copy of U.S. Nuclear Regulatory Commission Materials License dated June 30, 2006 and expiring June 30, 2016.
  10.156(42)          Copy of State of California Certificate of Radiation Machine Registration expiring March 31, 2008.
  10.157 *            HiEnergy Technologies, Inc. 2006 Consultant Stock Plan
  14.1 (9)            Code of Ethics for Senior Financial Officers of HiEnergy Technologies, Inc.
  16.1 (1)            Letter of Manning Elliott
  21.1 (9)            List of Subsidiaries
  21.2 (26)           List of Subsidiaries
  31.1*               Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                      2002.
  32.1*               Certification of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                      2002.

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

(36) Filed on March 22, 2006 as an exhibit to HiEnergy Technologies' quarterly report on Form 10-QSB for the quarter ended January 31, 2006 and incorporated herein by reference.

(37) Filed on April 24, 2006 as Exhibit 150 to HiEnergy Technologies' report on Form 8-K dated April 24, 2006 and incorporated herein by reference.

(38) Filed on June 1, 2006 as Exhibit 150 to HiEnergy Technologies' report on Form 8-K dated June 1, 2006 and incorporated herein by reference.

(39) Filed on June 15, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated June 15, 2006 and incorporated herein by reference.

(40) Filed on July 10, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated July 7, 2006 and incorporated herein by reference.

(41) Filed on July 27, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated July 27, 2006 and incorporated herein by reference.

(42) Filed on August 4, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated August 4, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended April 30, 2006 and 2005, our principal accountant is expected to bill approximately $248,000 and billed $110,518 respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

For the fiscal years ended April 30, 2006 and 2005, our principal accountant is expected to bill approximately $0 and has billed $0, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. The Board of Directors in accordance with our procedures approved all of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HIENERGY TECHNOLOGIES, INC.


                                            By: /s/ Roger W.A. Spillmann
                                            -----------------------------
                                            Roger W.A. Spillmann,
                                            Chief Executive Officer, Chief
                                            Operating Officer, President,
                                            Treasurer and Director
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

                                            Date: September 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               Chief Executive Officer, Chief
                                               Operating Officer, President
                                               and Treasurer; Director
/s/ Roger W.A. Spillmann                       (Principal Executive Officer and
---------------------------------              Principal Financial Officer)
Roger W.A. Spillmann


/s/ William A. Nitze
---------------------------------              Director
William A. Nitze                               Chairman of the Board


/s/ Peter J. Le Beau
---------------------------------              Director
Peter J. Le Beau                               Vice Chairman of the Board


/s/ David R. Baker
---------------------------------              Director
David R. Baker


/s/ William J. Lacey, Jr.
---------------------------------              Director
William J. Lacey, Jr.



---------------------------------              Director
Bogdan C. Maglich



Date: September 15, 2006