Form 10QSB
period 2006-07-31
HIENERGY TECHNOLOGIES INC
filed 2006-10-13
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                  For the quarterly period ended July 31, 2006

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

                                 (949) 757-0855
                                 --------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2006, the issuer had 68,838,751 shares of Common Stock, par value $0.001 per share, 219.64 shares of Series B Convertible Preferred Stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           HIENERGY TECHNOLOGIES, INC.

                                    Index to

                         Quarterly Report on Form 10-QSB

                       For the Period Ended July 31, 2006

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of July 31, 2006 (unaudited) and
           April 30, 2006                                                      3

         Consolidated Statements of Operations for the Three Months Ended
           July 31, 2006 and 2005 (unaudited) and for the Period from
           August 21, 1995 (Inception) to July 31, 2006 (unaudited)            4

         Consolidated Statements of Cash Flows for the Three Months Ended
           July 31, 2006 and 2005 (unaudited) and for the Period from
           August 21, 1995 (Inception) to July 31, 2006 (unaudited)            5

         Notes to the Consolidated Financial Statements (unaudited)            8

Item 2   Management's Discussion and Analysis and Plan of Operation           39

Item 3   Controls and Procedures                                              71

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    72

Item 2   Changes in Securities                                                75

Item 3   Default Upon Senior Securities                                       77

Item 4   Submission of Matters to a Vote to Security Holders                  77

Item 5   Other Information                                                    77

Item 6   Exhibits and Reports on Form 8-K                                     78

SIGNATURES                                                                    88

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
          FOR THE THREE MONTHS ENDED JULY 31, 2006 AND YEAR ENDED APRIL 30, 2006

                                                                                  July 31         April 30
                                                                                    2006            2006
                                                                                (Unaudited)
                                                                               -------------    -------------
CURRENT ASSETS
       Cash and cash equivalents                                               $     556,497    $      51,281
       Accounts receivable                                                           200,000           37,398
       Inventory, net                                                                822,218          875,218
       Other current assets                                                          213,305           22,992
                                                                               -------------    -------------

             Total current assets                                                  1,792,019          986,889
                                                                               -------------    -------------

PROPERTY AND EQUIPMENT, net                                                          723,908          788,722
                                                                               -------------    -------------

TOTAL ASSETS                                                                   $   2,515,927    $   1,775,611
                                                                               =============    =============

CURRENT LIABILITIES
       Cash advances                                                                      --           22,453
       Accounts payable                                                            1,982,138        2,090,182
       Accrued expenses                                                              137,017          629,383
       Accrued payroll and payroll taxes                                             174,551          258,262
       Accrued interest                                                               92,924           78,487
       Capital lease obligations                                                      11,736            8,455
       Notes payable                                                                 196,666            7,125
       Notes payable - related parties                                                85,000           85,000
       Convertible notes payable                                                     534,201          583,019
       Convertible notes payable - related parties                                    40,853
       Other current liabilities                                                   1,026,024          703,105
                                                                               -------------    -------------

             Total current liabilities                                             4,240,257        4,506,323

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    2,082            8,106

             Total liabilities                                                     4,242,339        4,514,429
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
       Preferred stock,  $0.001 par value  20,000,000 shares authorized
       211.64 shares authorized and outstanding                                           --               --
       Common stock.  $0.001 par value  100,000,000 shares
         authorized 67,668,751 and 64,202,668 shares issued and outstanding           67,852           64,203
       Additional paid-in capital                                                 39,758,092       35,802,969
       Committed common stock,  1,788,480 and 3,964,635 shares, respectively         687,443        1,826,598
       Deficit accumulated during the development stage                          (42,239,799)     (40,432,588)
                                                                               -------------    -------------

             Total shareholders' deficit                                          (1,726,411)      (2,738,818)
                                                                               -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $   2,515,927    $   1,775,611
                                                                               =============    =============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2006
--------------------------------------------------------------------------------

                                                                                        For the
                                                                                      Period from
                                                                                       August 21,
                                                  For the Three Months Ended              1995
                                              ----------------------------------     (Inception) to
                                                  July 31,           July 31,           July 31,
                                                    2006               2005               2006
                                                (unaudited)        (unaudited)        (unaudited)
                                              ---------------    ---------------    ---------------
OPERATING EXPENSES
       General and administrative             $       784,793    $     1,095,739    $    25,721,055
       Research and development                       390,341            418,016          5,632,033
                                              ---------------    ---------------    ---------------

TOTAL OPERATING EXPENSES                            1,175,134          1,513,755         31,353,088

LOSS FROM OPERATIONS                               (1,175,134)        (1,513,755)       (31,353,088)
                                              ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE)
       Interest income                                     --                 19             10,123
       Other income                                        --                480             19,434
       Interest expense                              (575,313)           (29,848)        (2,359,122)
       Induced Conversion Expense                          --                 --           (733,460)
       Financing expense                                   --                 --           (223,710)
       Loss on Disposal of Equipment                   (2,614)           (26,093)            (2,614)
       Loss on foreign currency transaction            (3,487)                --            (13,589)
       Penalty expense on issuance of
        convertible promissory notes
        as a penalty for late registration                 --            (12,000)           (63,000)
       Penalty expense on issuance of
        common stock and warrants
        as a penalty for late registration            (50,663)          (472,108)        (6,076,756)
                                              ---------------    ---------------    ---------------

Total other expense, net                             (632,077)          (539,550)        (9,442,694)
                                              ---------------    ---------------    ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (1,807,211)        (2,053,305)       (40,795,782)

PROVISION FOR INCOME TAXES                                 --                 --             14,983
                                              ---------------    ---------------    ---------------

NET LOSS                                           (1,807,211)        (2,053,305)       (40,810,765)

BENEFICIAL CONVERSION FEATURE GRANTED
       ON PREFERRED STOCK                            (512,742)                --         (1,280,173)

PREFERRED STOCK DIVIDEND                             (597,397)                --         (1,259,000)
                                              ---------------    ---------------    ---------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $    (2,917,350)   $    (2,053,305)   $   (43,349,938)
                                              ===============    ===============    ===============


Net loss per share                            $         (0.04)   $         (0.04)
                                              ===============    ===============

BASIC AND DILUTED LOSS AVAILABLE TO
       COMMON SHAREHOLDERS PER SHARE          $         (0.04)   $         (0.04)
                                              ===============    ===============

BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES OUTSTANDING                   68,917,466         50,052,579
                                              ===============    ===============

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2006
--------------------------------------------------------------------------------

                                                                                                                       For the
                                                                                                                     Period from
                                                                                                                      August 21,
                                                                                  For the Three Months Ended            1995
                                                                              ----------------------------------    (Inception) to
                                                                                 July 31,           July 31,          July 31,
                                                                                   2006               2005              2006
                                                                                (unaudited)        (unaudited)       (unaudited)
                                                                              ---------------    ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                               $    (1,807,211)   $    (2,053,305)  $   (40,810,766)
       Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities
             Depreciation                                                              63,844             66,574           834,563
             Loss on inventory impairment                                              11,000             37,000            52,898
             Loss on disposal of property and equipment                                 2,614             26,093           167,196
             Gain on payroll tax settlement                                                                               (344,947)
             Issuance or committed issuance of common stock
               for services rendered                                                   33,600            165,011         5,696,234
             Issuance or committed issuance of common stock
               for contribution                                                                                             16,250
             Common stock issued for legal settlement                                                                       13,440
             Issuance of common stock as compensation expense                                                                   --
               for services rendered from minority shareholders                                                             18,923
             Warrants issued or committed for services rendered                         5,507             25,373         1,023,904
             Financing expense in connection with the                                                                           --
               issuance of warrants                                                                                        957,170
             Expensing of stock options for services rendered                          99,988             32,000         2,480,434
             Additional compensation to officer in the form of                                                                  --
               convertible note payable - related party                                                                     42,171
             Amortization of deferred compensation                                                                       1,646,192
             Amortization of debt discount on convertible                                                                       --
               notes payable                                                          542,794                            2,002,216
             Issuance of convertible notes payable as a penalty for the
              delayed registration of the underlying common stock                                         12,000            63,000
             Issuance or committed issuance of common stock as a penalty
               for the delayed registration of shares of common stock                  13,830            166,652         3,783,111
             Issuance or commitment to issue warrants as a penalty for the
               delayed registration of the underlying common stock                     36,832            305,455         2,293,159
             (Increase) decrease in
                   Accounts receivable                                               (162,602)           275,957          (200,002)
                   Inventory                                                           64,000           (293,668)       (1,018,484)
                   Other current assets                                              (127,313)           (12,757)         (180,265)
             Increase (decrease) in
                   Accounts payable                                                  (130,496)         1,303,476         2,850,156
                   Accrued expenses                                                  (145,366)           131,773           484,017
                   Accrued payroll and payroll taxes                                  (83,711)            44,266           941,251
                   Accrued interest                                                    17,385             28,030           306,105
                   Other current liabilities                                          322,919              8,524         1,026,024
                                                                              ---------------    ---------------   ---------------

Net cash (used in) provided by operating activities                           $    (1,264,386)   $       268,454   $   (15,856,050)
                                                                              ---------------    ---------------   ---------------

                                    HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005 AND
                FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO JULY 31, 2006
--------------------------------------------------------------------------------

                                                                                                                       For the
                                                                                                                     Period from
                                                                                                                      August 21,
                                                                                  For the Three Months Ended            1995
                                                                              ----------------------------------    (Inception) to
                                                                                 July 31,           July 31,          July 31,
                                                                                   2006               2005              2006
                                                                                (unaudited)        (unaudited)       (unaudited)
                                                                              ---------------    ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                     $        (1,644)   $    (1,164,746)  $    (1,543,804)
       Sales of property and equipment                                                     --             21,250            21,250
                                                                              ---------------    ---------------   ---------------

Net cash used in investing activities                                                  (1,644)        (1,143,496)       (1,522,554)
                                                                              ---------------    ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock in
        private placement                                                     $            --    $            --   $     3,547,406
       Offering costs on issuance of common stock in
              private placement                                                                                           (196,793)
       Proceeds from issuance or committed issuance of common stock                                    1,040,000         6,315,424
       Offering costs on issuance of common stock                                                        (12,000)         (262,148)
       Proceeds from the issuance of preferred stock                                1,413,750                            2,393,051
       Offering costs on issuance of preferred stock                                 (222,267)                            (401,169)
       Proceeds from issuance of common stock subject
         to rescission rights                                                                                            1,355,000
       Proceeds from issuance of common stock subject to buy-back                                                          250,518
       Proceeds from collection of subscription receivable for net
         sales of common stock subject to buy-back                                                                         443,482
       Recapitalization of reverse merger                                                                                       14
       Proceeds from exercise of stock options in subsidiary                                                                 7,164
       Proceeds from issuance of common stock upon exercise
         of warrants                                                                                                     1,663,509
       Proceeds from notes payable                                                    197,505                              256,505
       Payment on capital lease obligations                                            (2,743)                              (9,504)
       Payment on notes payable                                                                             (478)          (39,447)
       Proceeds from issuance of notes payable - related parties                                                           947,853
       Payments on notes payable - related parties                                                                        (807,265)
       Proceeds from convertible notes payable                                        385,000                            1,385,000
       Payments on convertible notes                                                                                      (100,000)
       Proceeds from convertible notes payable - related parties                                                           111,900
       Payments on convertible notes payable - related parties                                                             (35,400)
       Proceeds from convertible notes payable
         subject to rescission rights                                                                                      685,000
       Proceeds from collection of subscription receivable for
         sale of convertible note payable sold subject to rescission rights                                                425,000
                                                                              ---------------    ---------------   ---------------

Net cash provided by financing activities                                           1,771,245          1,027,522        17,935,100
                                                                              ---------------    ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                  505,215            152,480           556,496

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         51,281             18,452                --
                                                                              ---------------    ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       556,496    $       170,932   $       556,496
                                                                              ===============    ===============   ===============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Interest paid                                                         $         7,963    $        15,076   $        36,307
                                                                              ===============    ===============   ===============

        Income taxes paid                                                     $            --    $           800   $        14,983
                                                                              ===============    ===============   ===============

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue 361,281, 313,359 and 14,810,464 shares of common stock, respectively, for services rendered or to be rendered. The shares of common stock were valued at $149,100, $220,391, and $5,811,733, respectively.

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue warrants to purchase 0, 127,179, and 1,435,408 shares of common stock, respectively, for services rendered or to be rendered. The warrants were valued at $0, $33,900, and $1,435,408, respectively.

Of the 361,281 common shares issued or committed to be issued during the three months ended July 31, 2006, 89,286 common shares off-set accounts payable in the amount of $37,500.

Of the shares valued at $75,600 for services rendered or to be rendered during the three months ended July 31, 2006, $63,000 remained capitalized as prepaid filing fees as of July 31, 2006.

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company expensed $13,831, $166,652, and $3,783,141, respectively, for the issuance or committed issuance of 36,396, 236,946 and 3,680,490 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company expensed $41,889, $305,455, and $2,298,666, respectively, for the issuance or committed issuance of warrants to purchase 568,122, 1,067,838, and 6,959,445 shares of common stock, respectively, as a penalty for the late registration of the common shares underlying investor warrants.

During the three months ended July 31, 2006, the Company issued 55.3 shares of convertible preferred stock and warrants to purchase 921,088 shares of common stock, in connection with the exchange of certain outstanding convertible notes payable in the amount of $491,500 and accrued interest of $10,912.

During the three months ended July 31, 2006, the Company recorded debt discounts totaling $152,760 upon issuance of notes and convertible notes payable in the face amount of $385,000 with detachable warrants to purchase 390,000 common shares.

During the three months ended July 31, 2006 and 2005, the Company issued or committed to issue 547,378 and 106,667 shares of common stock as offering costs, respectively.

During three months ended July 31, 2006, the Company issued 775,000 unregistered shares of common stock for the settlement of litigation valued at the fair market of the common stock issued of $294,500.

   The accompanying notes are an integral part of these consolidated financial statements

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

HiEnergy Technologies, Inc. ("HiEnergy", together with its subsidiaries, the "Company") is a nuclear technologies-based company that can effectively decipher chemical formulas or compositions of unknown substances, without human intervention. The Company's Atometer(TM) detectors incorporate a proprietary interrogation process that activates a selected target with high energy neutrons, causing the contents to emit gamma rays of varying energies, which are then decoded, with the use of proprietary algorithms, to determine with a high level of confidence, the chemical composition of the targeted substance.

Since inception, the Company has primarily focused on the research, development and commercialization of Atometer(TM) explosives detectors for the homeland security and defense markets. The Company is currently marketing to governmental and private entities, including the transit sector and military, as well as negotiating licenses for the distribution of, the following Atometer(TM) detectors:

      o SIEGMA(TM) 3E3 and 3M3 - portable, suitcase-borne systems for the remote detection and confirmation of home-made bombs, also known as Improvised Explosive Devices or "IEDs" and uniquely addressing the significant problems posed by unattended or suspicious packages.

      o CarBomb Finder(TM) 3C4 - vehicle-borne system for the detection and confirmation of car bombs, in which the sensors are deployed from the vehicle at the end of a mechanical arm and placed in proximity to the target.

      o CarBomb Finder(TM) 3C5 - in-ground vehicle screening system for the detection and identification of car bombs at checkpoints and chokepoints, developed in response to the high demand for critical infrastructure protection and improved perimeter defense.

      o STARRAY(TM) - all-terrain robot-borne detector for the stand-off detection of unexploded ordnance, landmines and IEDs, which can also be configured and integrated in various robotic and remote-vehicle platforms.

To date, the Company has yet to generate meaningful revenues from the sale of its products or the licensing of its technologies and has devoted the bulk of its efforts and resources to the research, design, testing and development of its proprietary "stoichiometric" sensor devices and underlying technologies.

The Company expects to continue the research and development of applications of its technologies and their further exploitation both internally and through collaboration with third parties in order to advance its detector system designs to provide more rapid and precise detection and analytical capabilities and improve their reliability in the field and capitalize on the commercial opportunities that have been identified. Although the Company has developed prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security and expects to continue to pursue and receive additional research and development funds through these agencies, most of the Company's research related work has been funded internally in order to capture full intellectual property rights from any inventions or processes that may arise.

Prior to January 2005, HiEnergy also had one majority-owned subsidiary, HiEnergy Microdevices, Inc., which was incorporated in Delaware on August 21, 1995 and was the vehicle through which "Atometry" was initially developed by the Company's former Chairman, Dr. Bogdan Maglich ("Microdevices"). As a result of a short-form merger, which became effective on January 25, 2005, the Company assumed all of Microdevices' assets and liabilities and Microdevices ceased to exist as a separate entity as of that date.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the three months ended July 31, 2006 and the period from August 21, 1995 (inception) to July 31, 2006, the Company incurred net losses available to common shareholders of approximately $1,807,180, $2,053,305, and $43,835,103, respectively, and had negative cash flows from operations of approximately $15,848,085 for the period from August 21, 1995 (inception) to July 31, 2006. In addition, the Company had an accumulated deficit of $42,239,799 and was in the development stage as of July 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of July 31, 2006 through private placements, the Company is currently attempting to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs, unless and until the Company's generates sales at a sufficient level to cover operating expenses. The Company is also involved in various litigation matters. Although the effect of such litigation on the Company's financial statements is indeterminable at this time, in certain cases the Company has entered into various settlement agreements pursuant to which it must make cash payments within certain deadlines. If the Company does not have sufficient cash on hand to meet its obligations under these settlement agreements, it may be subject to judgments which could adversely affect the Company's ability to continue as a going concern.

Historically, the Company has been able to raise capital through self-managed private placements of our equity to accredited and institutional investors. From October 2005 to August 2006, the Company received through private placements a total of approximately $3.7 million in proceeds from financing activities, including $856,500 from the sale of convertible notes payable, $1.6 million from the exercise of warrants through its special warrant offer, as well as net proceeds of $1.3 million from the sale of the Company's Series B Convertible Preferred stock as part of a private placement of up to $5 million of Series B Convertible Preferred Shares, as further discussed in Note 17.

Until such time as the Company can (i) generate sufficient sales revenues to fund its operations and research and development costs; and/or (ii) leverage its financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, the Company will be required to raise an additional $3 to $4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of its plan and the reduction of operating expenses. While the Company believes it will be able to obtain the additional financing, there can be no assurance that such financing will be available on acceptable terms and conditions, or at all. Furthermore, there can be no assurance that the Company will be successful in implementing its plan.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes its disclosures are adequate so that the information presented is not misleading. These consolidated financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006, and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and operations of the Company have been included in the accompanying consolidated financial statements.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period, and actual results could differ from those estimates. Results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007, or for any other period.

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

Accounts Receivable

Accounts receivable consist of amounts due from a customer for services under a purchase agreement due in 30 to 60 days.

Inventories

The Company values its inventory at the lower of cost or market with cost being determined using the first-in, first-out method. The Company evaluates the carrying value of its inventory and reserves for potentially excess and obsolete inventories based on estimated demand quantities on hand, physical condition and technical functionality. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit. Inventory used for research and development is expensed with appropriate state use tax accrued in the period such inventory is used. Total inventory held at July 31, 2006 was $822,218, and consisted entirely of components acquired in anticipation of future assembly and sale, and is stated net of allowances for excess and obsolete inventory.

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

Intangible Property

The Company has filed several patent applications within the United States and internationally. The outcome is indeterminable. Patent costs consist mainly of legal expenses which are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and accounts payable approximate their fair values because of the short term maturity of these instruments.

The fair value of the Company's debt, which consists of notes payable, notes payable - related parties, convertible notes payable - related parties and convertible notes payable, is estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of its debt.

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

Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 18 and 19, and the commitment to issue such penalty securities is described in Notes 17 and 21.

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

Stock-Based Compensation

As of May 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2005.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company's fiscal year ending April 30, 2007. The Company's Consolidated Financial Statements as of and for the three months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for periods prior to May 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Generally, no compensation expense was recognized by the Company in its financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company had recognized compensation expense in situations where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

Stock-based compensation expense recognized under SFAS 123(R) consisted of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three months ended July 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations. The weighted average fair value of stock options granted during the three months ended July 31, 2006 was $0.17. For stock options granted during the three months ended July 31, 2006, the weighted average assumptions for grants were a risk free interest rate of 5.1% an expected life of 3 years, volatility of 87.5% and dividend yield of 0%.

The following table presents net loss attributable to common stockholders and loss per share for the three month period ended July 31, 2005, as reported, to the pro forma amounts that were recorded based on the fair value on the grant dates consistent with the method of SFAS No. 123, prior to the adoption of SFAS 123(R) on May 1, 2006:

                                                             Three Months Ended
                                                                   July 31,
                                                             ------------------
                                                                     2005
                                                             ------------------
Net loss attributable to common stockholders                 $       (2,053,305)
Stock-based employee compensation included in
  reported net income                                                    32,000
Total stock-based employee compensation expense
  determined under fair value based methods for
  all awards, net of related tax effects                               (465,313)
                                                             ------------------
Pro forma net loss attributable to common
  stockholders                                               $       (2,486,618)
Basic loss per share:
  As reported                                                             (0.04)
  Pro forma                                                               (0.05)

The following table represents the employee stock option activity during the period for the three months ended July 31, 2006:

                                                                       Wt Ave
                                              Wt Ave     Aggregate    Remaining
                                 Number of   Exercise   Instrinsic   Contractual
                                  Shares       Price       Value     Term (yrs.)
                                ----------   --------   ----------   ----------
Outstanding Options @ 4/30/06    7,678,439    $ 0.66
Granted                            422,500    $ 0.34
Exercised                                0    $   --
Canceled                        (1,225,000)   $ 0.57
                                ----------
Options Outstanding @7/31/06     6,875,939    $ 0.66     $437,134        3.6
Options Exercisable @7/31/06     6,185,939    $ 0.69     $436,834        4.0

The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the three months ended July 31, 2006 were:

Dividend Yield: 0%
Expected stock price volatilty: 87.5%
Risk Free Interest Rate Range: 4.92% thru 5.22%
Expected Life of Options: 3 years

The number of shares available for future stock grants to employees and directors was zero at July 31, 2006. No options were exercised in the three months period ended July 31, 2006.

The following table summarizes our non-vested stock option activity for the three month period ended July 31, 2006.

                                                 Wt Ave   Approximate
                                       Number     Fair        Fair
                                     of Shares    Value      Value
                                     ---------   ------   -----------
Non-vested stock options @ 4/30/06    770,000     $0.36
Vested                               (325,000)    $0.35      $112,779
Cancelled                            (177,500)    $0.24
Granted                               422,500     $0.17
                                     --------
Non-vested stock options @ 7/31/06    690,000     $0.25
                                     ========    ======

During the three months ended July 31, 2006, the Company recognized $99,988 in compensation expense which has been classified to general and administrative expense. The approximate fair value of the unvested stock options outstanding at July 31, 2006, totaled $213,083. The Company expects to recognize this expense as follows:

Remaining this FY'07   $177,403
FY'08                    35,680
                       --------
  Total                $213,083
                       ========

Stock options and warrants issued to non-employees are accounted for in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and related interpretations.

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

                                                           As of July 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
Stock Options                                          9,534,844    8,600,655
Warrants                                              19,715,019   28,557,982
Convertible notes payable and accrued interest -
  related Parties                                             --      802,060
Convertible notes payable and accrued interest         1,066,792      649,512
Shares of common stock deemed subject to rescission
  rights                                                      --       68,546
Shares held by Company to be issued upon
  payment of outstanding promissory notes                     --      704,190
                                                      ----------   ----------
    Total                                             30,316,655   39,382,945
                                                      ----------   ----------

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. The Company has recently commenced acquiring inventory and has no sales or cost of goods and the adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB statements No. 66 and 67" ("SFAS 152"). SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 is effective for financial statement for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not have a material impact on the Company's consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets
- An Amendment of APB opinion No. 29" ("SFAS 153"). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years which begin after December 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations and financial condition.

In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", as well as APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." This guidance nullifies certain requirements of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005. The adoption did not have a material impact on the Company's consolidated results of operations and financial condition.

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

NOTE 4 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At July 31, 2006, the Company had cash in banks in excess of FDIC insured amounts totaling $ 514,845.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                July 31, 2006   April 30, 2006
                                -------------   --------------
Prepaid professional services      $ 73,000         $    --
Insurance premiums                  131,600          13,287
Other                                 8,705           9,705
                                   --------         -------
Total                              $213,305         $22,992
                                   ========         =======

NOTE 6 - INVENTORY

Total net inventory as of July 31, 2006 was $822,218. The Company values its inventory at the lower of cost or market. The Company performs quality control reviews of its components to ensure that each component meets the quality and design standards required for final assembly of finished goods. For components identified as possibly defective or of not meeting the specific design requirements for finished goods, the company records an inventory reserve for components of uncertain use in product assembly or records an impairment charge for components which require additional work to bring them to the quality and standard of product design or written off if determined that the component is obsolete and virtually incompatible with the design and standard of finished goods. At July 31, 2006, included in net inventory is a $26,000 inventory reserve for components owned by the Company which were being repaired at July 31, 2006. In addition, included in operating loss for the three months ended July 31, 2006 is $14,826 for restocking fees on the return of inventory previously purchased by the Company.

SFAS 2, "Accounting for Research and Development Costs", allows an enterprise to draw from its normal inventory and convert the inventory for research and development purposes as a capital asset. During the three months July 31, 2006, the Company did not convert any of its inventory to research and development equipment.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                July 31, 2006   April 30, 2006
                                -------------   --------------
Equipment                         $1,194,373      $1,196,786
Furniture and fixtures                85,903          85,903
Leasehold improvements                51,150          51,150
                                  ----------      ----------
                                   1,331,426       1,333,839
Less accumulated depreciation        607,518         545,117
                                  ----------      ----------
  Total                           $  723,908      $  788,722
                                  ==========      ==========

Depreciation and amortization expense for the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, was $63,844, $66,574, and $834,563 respectively.

NOTE 8 - ACCRUED PAYROLL AND PAYROLL TAXES

At April 30, 2004, the Company's former subsidiary, Microdevices, recorded a payroll tax liability of approximately $386,000 for potential payroll taxes due for unknowlingly filing incomplete payroll tax returns or not filing payroll tax returns with respect to the issuance of shares of Microdevices common stock to officers, employees, directors, legal advisors and consultants for services rendered prior to April 30, 2002. Prior to April 30, 2006, we amended previously filed payroll tax returns and filed missing tax returns to ensure that the Microdevices payroll tax returns were in compliance with payroll tax regulations for the payroll tax period of 1998 through June 30, 2002 and allowed the taxing authorities to determine and assess the payroll tax, penalties and interest due for these periods. As result, the Company paid approximately $25,000 in payroll taxes, penalties and interest during the 2006 fiscal year and entered into an installment agreement with the Internal Revenue Service to make $2,000 monthly payments on tax only principal due of $44,317. As of April 30, 2006, based on this IRS assessment, we reduced the $386,000 estimated payroll tax accrual to the actual IRS assessment and recorded the approximate $345,000 adjustment to operating expenses. At July 31, 2006, the balance of the Microdevices liability assessed by the Internal Revenue Service for 1998 through June 30, 2002 was $49,279 for the installment note and related penalties and interest due.

Excluding the payroll tax liability mentioned above, the Company had accrued payroll and payroll taxes of $125,272 as of July 31, 2006. This amount includes $27,410 in accrued payroll and payroll tax, $39,167 of deferred salary, as well as $51,591 for earned vacation of employees

NOTE 9 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following as of the periods ended:

                                                                           July 31, 2006   April 30, 2006
                                                                           -------------   --------------
Capital lease for equipment, secured by the equipment with an effective interest rate of 17.205% per annum through October 2007, with monthly
  payments in the amount of $237.                                             $  2989          $ 3,556
Capital lease for equipment, secured by the equipment, with an effective interest rate of 8.99% per annum through October 2007, with monthly
  payments in the amount of $817.64.                                           10,829           13,005
                                                                              -------          -------
                                                                               13,818           16,561
Less current portion                                                           11,736            8,455
                                                                              -------          -------
Long-term portion                                                             $ 2,082          $ 8,106
                                                                              =======          =======

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                            July 31, 2006   April 30, 2006
                                                            -------------   --------------
Notes payable to former employees for deferred
  compensation, unsecured and bearing interest at 5% per
  annum.                                                       $  7,125         $7,125
                                                               --------         ------
Notes payable to former consultant due in connection with
  settlement agreement, bearing interest at 5% per annum
  and due December 2006.                                        189,541             --
                                                               --------         ------
                                                                196,666          7,125
Less current portion                                            196,666          7,125
                                                               --------         ------
Long-term portion                                              $     --         $   --
                                                               ========         ======

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                            July 31, 2006   April 30, 2006
                                                            -------------   --------------
Notes payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, or 15% per annum
  upon default, and due on demand.                             $40,000          $40,000
Note payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, and due on demand        45,000           45,000
                                                               -------          -------
                                                                85,000           85,000
Less current portion                                            85,000           85,000
                                                               -------          -------
Long-term portion                                              $    --          $    --
                                                               =======          =======

NOTE 12 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                 July 31, 2006   April 30, 2006
                                                                 -------------   --------------
Convertible notes payable ("CNP") to two board members,
  unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial
  conversion feature and detachable warrants estimated
  effective annual interest rates in the range of 27% to 52%, due in March and April 2007. The CNP were issued with
  detachable warrants to purchase 22,600 shares of common
  stock at $0.60 per share with a three year term. The face
  value of the CNP is $56,500, the recording of which reflects an unamortized debt discount of $15,647 for the relative
  values of the beneficial conversion feature and detachable warrants. The note holders have the option to convert the
  principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the
  prepayment date or the maturity date. Any outstanding
  balance of the CNP, plus any unpaid interest, will be
  automatically exchanged into the next financing secured by the Company in the amount of $2,000,000 or above, at a 10%
  discount. In June 2006, the CNP together with accrued
  interest were automatically exchanged into shares of the
  Company's Series B Convertible Preferred Stock.                     $--            $40,853
                                                                      ---            -------
                                                                       --             40,853
Less current portion                                                   --             40,853
                                                                      ---            -------
Long-term portion                                                     $--            $    --
                                                                      ===            =======

NOTE 13 - CONVERTIBLE NOTES PAYABLE

                                                                 April 30, 2006   April 30, 2006
                                                                 --------------   --------------
Convertible notes payable ("CNP") to various investors,
  unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial
  conversion feature and detachable warrants, estimated
  effective annual interest rates in the range of 31% to 74%, due in October and November 2006. The CNP were issued with detachable warrants to purchase 400,000 shares of common
  stock at $0.80 per share with a three year term. The face
  value of the CNP is $500,000, the recording of which
  reflects an unamortized debt discount of $65,799 for the
  relative values of the beneficial conversion feature and
  detachable warrants. The note holders have the option to
  convert the principal and accrued interest into shares of
  common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. Any outstanding balance of the CNP, plus any unpaid interest, will be
  automatically exchanged into the next financing secured by the Company in the amount of $2,500,000 or above, at a 10%
  discount. During the Company's special warrant offer,
  360,000 shares of common stock were purchased upon exercise of the detachable warrants at a reduced exercise price of
  $0.20 per share, with the remaining warrants forfeited. See
  "Note 17 - Commitments and Contingencies, Convertible Notes
  Payable," for more information                                    $434,201         $365,343

Convertible notes payable ("CNP") to an investor, unsecured, bearing interest of 10% per annum, and, coupled with the
  debt discount attributable to the beneficial conversion
  feature and detachable warrants, estimated effective annual interest rates in the range of 58% to 79%, due in September and October 2006. The CNP were issued with detachable
  warrants to purchase 120,000 shares of common stock at $0.60 per share with a three year term. The face value of the CNP is $300,000, the recording of which reflects an unamortized debt discount of $82,324 for the relative values of the
  beneficial conversion feature and detachable warrants. The note holders have the option to convert the principal and
  accrued interest into shares of common stock at $0.30 per
  share at any time until the later of the prepayment date or the maturity date. Any outstanding balance of the CNP, plus any unpaid interest, will be automatically exchanged into
  the next financing secured by the Company in the amount of
  $2,000,000 or above, at a 10% discount. In June 2006, the
  CNP together with accrued interest were automatically
  exchanged into shares of the Company's Series B Convertible
  Preferred Stock.                                                        --          217,676

Convertible notes payable ("CNP") to an investor, unsecured, bearing interest of 10% per annum, and, coupled with the
  debt discount attributable to the detachable warrants,
  estimated effective annual interest rates in the range of
  52% due May 2007. The CNP were issued with detachable
  warrants to purchase 100,000 shares of common stock at $0.45 per share with a three year term. The face value of the CNP is $100,000. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.30 per share at any time until the later of the
  prepayment date or the maturity date. In August 2006, the
  Company repaid the investor $100,000 CNP together with
  accrued interest of $2,383. The related debt discount has
  been fully amortized to interest expense at July 31, 2006.         100,000               --
                                                                    --------         --------
                                                                     534,201          583,019
                                                                    --------         --------
Less current portion                                                $534,201         $583,019
                                                                    --------         --------
Long-term portion                                                   $                $     --
                                                                    ========         ========

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

NOTE 14 - OTHER ACCRUED LIABILITIES

As of July 31, 2006, the Company had other current liabilities of $1,026,000 as compared to $703,100 for the year ended April 30, 2006. Of this amount, $903,100 represents deposits made against the purchase of our devices and services with customers. This amount is expected to remain as unearned revenue until the applicable revenue recognition criteria are met the timing for which remains uncertain to the Company.

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

Below is a summary of research and development costs for the following periods:

                                                               Period from
                                             Three           August 21, 1995
                                     Months Ended July 31,   (Inception) to
                                     ---------------------   ---------------
                                        2006       2005       July 31, 2006
                                      --------   --------     -------------
Research and development costs        $390,341   $479,122      $ 7,406,027
Grant proceeds earned                       --    (61,106)      (1,773,994)
                                      --------   --------      -----------
Net research and development costs    $390,341   $418,016      $ 5,632,033
                                      --------   --------      -----------

NOTE 16 - RETIREMENT PLAN

In July 2005, the Company's Board of Directors approved a SIMPLE IRA Plan (the "Plan"). Participation in the Plan is automatic for those employees who meet eligibility requirements unless they decline participation. Under the Plan, the Company provides matching contributions of up to 3% of each participating employee's annual eligible compensation. The maximum employee contribution is subject to regulatory limitations. The Company contributed $2,565 and 0 to the Plan on behalf of its employees during the three months ended July 31, 2006 and 2005, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Series B Convertible Preferred Financing

In June and August 2006, the Company entered into Series B Convertible Preferred Stock Purchase Agreements (the "Agreements") with select accredited investors (the "Investors") for the sale of Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Shares") and Series B-1 Warrants and Series B-2 Warrants (collectively, the "Warrants"). As of July 31, 2006, Investors subscribed a total of $2,116,403 of the offering, and the Company has issued 211.64 of Series B Preferred Shares, Series B-1 Warrants for the purchase of up to 2,116,403 shares of common stock and Series B-2 Warrants for the purchase of up to 1,410,935 shares of common stock. Less commission and financing expenses, and including the automatic exchange of certain outstanding convertible notes payable plus accrued interest in the amount of $552,653, the Company received a total of $1,262,617 in net proceeds.

The Series B Preferred Shares are convertible into shares of common stock of the Company at $0.30 per share (the "Conversion Price"). The Conversion Price is subject to downward adjustments in the event the Company issues or sells more common stock, however, the Company is not required to make any adjustment to the Conversion Price upon (i) issuances of any additional shares of common stock and warrants therefore in connection with a merger, acquisition or consolidation,
(ii) issuances of additional shares of common stock pursuant to a bona fide firm underwritten public offering of securities, (iii) any issuances of warrants to purchase shares of common stock issued pursuant to the Agreement, (iv) issuances of securities pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date hereof or issued pursuant to the Agreement, (v) issuances of warrants to the placement agent for the transactions contemplated by the Agreement or in connection with other financial services rendered to the Company, (vi) the payments of any dividends on the Series B Preferred Stock, (vii) issuances of additional shares of common stock in connection with license agreements, joint ventures and other strategic partnering arrangements so long as such issuances are not for the primary purpose of raising capital, and (viii) issuances of common stock or the issuance or grants of options to purchase common stock pursuant to the Company's stock option plans and employee stock purchase plans outstanding on the date hereof.

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

In connection with this Agreement, on June 30, 2006, the Company also entered into a Registration Rights Agreement with the Investors. Under the Registration Rights Agreement, the Company has committed to file, within 45 days following the closing date, a "resale" registration statement covering all the shares of common stock issuable upon conversion of the Series B Preferred Shares and any dividends payable thereon and the shares of common stock issuable upon exercise of Warrants and use its best efforts to have the registration statement declared effective within 120 days following the closing date. If the Company fails to register all shares issuable pursuant to this transaction within the required time, the Company must pay the Investors 2.0% for the first calendar month and 1.0% per calendar month thereafter (and not to exceed 10% in the aggregate) of the Investor's initial investment in the Preferred Stock until cured.

Under the Agreement, the Company is initially required to reserve a number of shares of its common stock sufficient to effect the conversion of all the Series B Preferred Shares and exercise of the outstanding Warrants. However, the Agreement requires the Company to obtain shareholder approval by October 31, 2006 for the filing of an amendment to its Certificate of Incorporation to increase the number of the Company's authorized shares of common stock sufficient for it to reserve a number of shares of common stock equal to 120% of the number of shares necessary to effect the conversion of the Series B Preferred Shares and the exercise of the Warrants. In the event the Company has not obtained the approval of its stockholders at such annual meeting, the Company must pay the Investors 2.0% for the first calendar month and 1.0% per calendar month thereafter (and not to exceed 10% in the aggregate) of the Investor's initial investment in the Preferred Stock until cured.

The Company has evaluated the above for derivative liability accounting per SFAS No. 133 and EITF 00-21, due to the anti-dilutive provisions in both the convertible preferred stock and detachable warrants and deemed it not to apply for the following reasons: (i) the Series B Preferred Shares and Warrants do not have any contingencies due in stock on the inability to register the required amount of shares of which the results are indeterminable; (ii) the Series B Preferred Shares and Warrants include anti-dilutive clauses which are based on the subsequent issuance of new equity or debt over which the Company has control as to value and pricing and thus control as to whether or not the subsequent issuance would be dilutive and result in an additional liability; such issuance having no effect unless issued for less than the existing values, or if issued for less than the existing values, would be only determinable at the point it is issued; and (iii) the conversion or execution price of the Series B Preferred Shares and Warrants is not based or determinable on any external factor and is explicit in the terms of the agreement.

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

      o As part of the agreement, the Company executed a separate letter indemnifying the agent and its related parties for services provided under the engagement letter.

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

      o The Company will grant him an employee stock option to purchase 25,000 shares of common stock upon acceptance of the agreement, and on each anniversary thereafter, at the market price on each issuance date with equal vesting on a bi-annual basis.

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

In November 2004, the Company issued a purchase order for two advanced neutron generators at a total cost of approximately $335,000 for use in research and development related to the Company's SuperSenszor(TM) program and the Company's cooperative research agreement with the TSA. As of April 30, 2006, the Company has paid for and received one of the generators and has made a non-refundable deposit of $92,997 against the remaining unit with the balance due upon acceptance following delivery which to date has been delayed due to technical issues.

In January 2005, the Company received an order for one SIEGMA(TM) system, along with a down payment in the amount of $75,000, and a guarantee of the balance upon delivery, from a company located in Tenerife, Canary Islands, Spain. Payment of the balance in the amount of $227,000 is due upon testing and acceptance of the unit. As of July 31, 2006, the payments have been included in other accrued liabilities and are expected to remain recognized as unearned revenue until the applicable revenue recognition criteria are met.

In May 2005, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of two SIEGMA(TM) systems for an aggregate sum of $603,104. Accordingly, on June 10, 2005, the Company received Purchase Order No. 4500233769 from the Commonwealth of Pennsylvania in the amount of $603,104. In September 2005, the Company received a down payment in the amount of $375,581 and in January 2006, the Company received the balance of the purchase order. Pursuant to the agreement, the Company will provide one year of maintenance and service, and radiation safety consulting, as well as software and hardware upgrades for a period of six months. As of July 31, 2006, the payments have been included in other accrued liabilities and are expected to remain recognized as unearned revenue until the applicable revenue recognition criteria are met.

In May 2006, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of a four-year maintenance and support services program for an aggregate sum of $200,000. During the first year, the Company will provide the buyer with any upgrades made to the hardware and software delivered as part of its cooperative sales program. Accordingly, the Company received Purchase Order No. 4500327526 from the Commonwealth of Pennsylvania in the amount of $200,000 and then full payment in August 2006. As of July 31, 2006, the payments have been included in other accrued liabilities and are expected to remain recognized as unearned revenue until the applicable revenue recognition criteria are met.

Finance Agreements

In June 2006, in connection with the renewal of its Directors and Officers insurance policy, the Company entered into a finance agreement for the payment of $105,302 in insurance premiums over a 10 month period in equal installments of $9,110. Total remaining payments under the finance agreement as of July 31, 2006 are $81,986.

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

Lease Agreement

In October 2002, the Company entered into a three-year operating lease agreement with one of its directors at that time for its corporate offices in Irvine, California. In October 2005, the Company extended the lease for an additional year adding 2,265 square feet of space within the same building, bringing the total building space to 13,262. The new space is being used for additional offices, inventory storage, with space set aside for some product assembly. The Company also has an option for additional space if needed for expanded assembly or manufacturing. The Company also leases 2,400 feet of outdoor testing space which is included in the monthly rent under the terms of the addendum. The addendum for one additional year provides for monthly rent of $17,591. The addendum to the lease expires in October 2006 and as of July 31, 2006, the aggregate future minimum payment under the lease agreement was $52,773.

Settlement Agreement

On June 9, 2006, the Company entered into a Confidential Settlement Agreement and Mutual Release with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"), which provides for a mutual reconciliation of disputes. As part of the Settlement Agreement, YSCI released the Company from all claims to recover the $449,540 being sought and forfeited its options to purchase up to 1,000,000 shares of our common stock. Pursuant to the Settlement Agreement, the Company made a cash payment of $27,000 and is obligated to make additional cash payments in the amount of $36,541 representing accrued and unpaid services and expenses incurred in 2003, and $153,000. The remaining cash payments are due 150 days following the execution of the Settlement Agreement together with simple interest of 8% per annum on any unpaid balance accruing from the execution of the Settlement Agreement until full payment, provided that the Company has an additional thirty-day cure period to pay this debt if needed. Pursuant to the Settlement Agreement, the Company issued 775,000 shares (the "Settlement Shares") of its common stock to YSCI. In the event, the Company breaches its obligations of the Settlement Agreement relating to the payment of money or the issuance of shares, YSCI, after providing written notice and five business days to cure any such breach, may have the arbitrator enter a judgment for the unpaid balance of the cash payments plus the cash value of any undelivered stock. In connection with the Settlement Shares issued, the Company recorded an expense of $249,500 based on the fair value of the common stock on the date of the settlement.

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

In January 2005, the Company was served with a Summons and Class Action Complaint For Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named the Company and its former Chairman, Bogdan C. Maglich, among other named defendants, on behalf of a class of persons who acquired the stock of the Company during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC
(JTLx), alleging various violations of the Federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and the Company's failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. The Company engaged two legal firms to vigorously defend itself in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, the Company timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of the Company or Dr. Maglich, to sustain a cause of action for securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of the Company to sustain a claim under Section 18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of Section 20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part Motions to Dismiss filed by the Company, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that the Company filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed the Company that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Company counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

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

Potential Legal Actions

In December 2005, the Company received a letter from EADS North America, Inc. ("EADS") alleging breaches by the Company of a lease agreement between the Company and EADS, dated April 29, 2004 (the "Lease"). Pursuant to the terms of the Lease, EADS was to deliver ten neutron generators on a fixed schedule agreed upon by both parties. The Company received four of the ten neutron generators with significant delays due to production and support issues and ceased payments pending resolution. Prior to the end of the Lease, the Company returned the four generators it had received due to non-performance by EADS and sought termination of the contract. The letter from EADS alleges that the Company failed to meet its payment obligations, demands early termination payments, cancellation of discounts and other charges unrecognized by the Company, and threatens litigation in the event the Company fails to cure immediately. The Company has recorded $239,017 for lease payments in accordance with terms of the lease while it attempts to resolve the matter. In June 2006, the Company received a supplemental letter from EADS detailing additional charges for premature cancellation and return of equipment in an amount equal to $280,415. The Company disputes these additiona charges as of this date, no legal action has been filed by either party and the Company intends to defend itself against any legal proceeding that may be brought by EADS on the basis indicated in this letter. The Company is unable to predict a meaningful estimate of the costs of defending itself against any possible legal action, should one be filed in the future. The Company currently sources neutron generators from other trusted vendors and its ability to manufacture its products has not been materially impacted by this dispute.

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

Convertible Notes Payable

As of July 31, 2006, the Company had outstanding $600,000 of convertible notes payable ("CNP") issued to investors, which together with accrued interest of $40,075 are convertible into 2,133,583 shares of common stock. The CNP have been recorded net a remaining unamortized debt discount of $65,799 for the relative values of the beneficial conversion feature and detachable warrants. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.30 per share at any time until the later of the prepayment date or the maturity date, and will automatically exchange into the Company's Series B Convertible Preferred Offering at a 10% discount pursuant to the terms of the CNP. In August 2006, the Company repaid an investor $100,000 CNP together with accrued interest of $2,383.

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

Government Contract Commitments

On July 18, 2005, the Company executed a Time and Material Subcontract in the amount of $333,688 with Integrated Concepts & Research Corporation (ICRC), which was awarded as part of ICRC's Prime Contract Number DAAE07-02-C-L062 with the United States Army Tank - Automotive and Armaments Command, Warren Michigan (TACOM). Under the Subcontract, the Company will deliver one CarBomb Finder(TM) head unit and provide the engineering and technical support necessary for its integration in the SmarTruck II Multi-Mission Vehicle. In early 2006, ICRC requested an extension under the subcontract and at present the finished prototype is expected to be completed and field tested by the U.S. Army and D.C. Capitol Hill Police by year end. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. As of July 31, 2006, the Company has received payment in the amount of $260,114 for its performance. Funding of the program was provided through a supplemental authorization of the Defense Appropriations Act for Fiscal Year 2005. ICRC will pay the Company's time and material costs on a periodic basis during the term of the contract, for which the Company is required to submit monthly written reports detailing its progress under the subcontract. The Company recognizes the proceeds from the subcontract as an offset against research and development expenses following the submission of the monthly written reports. Pursuant to the subcontract, when the written report is accepted by ICRC, the Company receives payment in about 30 to 45 days, or no later than 5 days after payment by the U.S. Army Contracting Officer to ICRC.

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

NOTE 18 - COMMON STOCK

Common Stock Issued or Committed for Cash

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue 0, 3,022,225 and 17,316,321 shares of common stock, respectively, in exchange for cash of $0, $1,040,000 and $8,364,424, respectively.

Common Stock Issued or Committed for Services Rendered or to be Rendered

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue 361,281, 313,359 and 14,810,464 shares of common stock, respectively, in exchange for services rendered or to be rendered, valued at the fair market of the common stock issued of $149,100, $220,391 and $5,811,733, respectively. Of the 361,281 common shares issued or committed to be issued during the three months ended July 31, 2006, 89,286 common shares off-set accounts payable in the amount of $37,500.

Details of the services performed, in consideration for the common stock, during the three months ended July 31, 2006, are as follows:

      o During the three months ended July 31, 2006, 180,000 unregistered shares of common stock valued at $75,600 were committed to be issued for Edgar filing services.

      o During the three months ended July 31, 2006, the Company issued or committed to issue a total of 25,000 unregistered shares of common stock valued at $11,000 to members of its Board of Directors for their attendance at scheduled meetings. Each member of the Company's board received 5,000 shares of un-registered common stock for each meeting attended.

      o During the three months ended July 31, 2006, the Company issued or committed to issue 125,000 unregistered shares valued at $52,500 to an engineering consultant as compensation for services provided during the year.

      o During the three months ended July 31, 2006, the Company committed to issue 31,281 unregistered shares valued at $10,000 to a sales and marketing consultant as compensation for services provided during the year.

Common Stock Issued with the Settlement of Litigation

During three months ended July 31, 2006, the Company issued 775,000 unregistered shares of common stock for the settlement of litigation valued at the fair market of the common stock issued of $294,500.

Common Stock Issued on the Cashless Exercise of Warrants

During three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued 0, 22,463, and 1,895,294 shares of common stock, respectively, on the cashless exercise of warrants.

Common Stock Issued or Committed as a Penalty for Late Registration

During three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue 36,396, 236,946, and 3,680,490 shares of common stock, respectively, as penalty expenses in the amount of $13,831, $166,652 and $3,783,111, respectively, for the late registration of the Company's common stock. See "Note 17 - Commitments and Contingencies, Penalty Securities".

NOTE 19 - STOCK OPTIONS AND WARRANTS

Stock Options - General

As of May 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award.. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2005. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Generally, no compensation expense was recognized by the Company in its financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company had recognized compensation expense in situations where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

The Company uses the the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following summarizes the stock option and warrant transactions for employees and other service providers:

                                                Stock
                                   Weighted    Options     Weighted                 Weighted
                                   Average       And       Average       Total      Average
                       Stock       Exercise    Warrants    Exercise     Options    Exercise
                       Options      Price        Non-       Price         And        Price
                      Employee    Per Share    Employee   per Share    Warrants    per Share
                     ----------   ---------   ---------   ---------   ----------   ---------
Outstanding,
  August 21, 1995
    (inception) to
    April 30, 2006    2,482,011     $0.13         1,051     $0.28      2,483,062     $0.13
Granted                 287,653     $0.20       346,373     $0.28        634,026     $0.24
                     ----------     -----     ---------     -----     ----------     -----
Outstanding,
  April 30, 2002      2,769,664     $0.14       347,424     $0.28      3,117,088     $0.16
                     ==========     =====     =========     =====     ==========     =====
Granted               3,461,755     $1.24     2,002,726     $2.02      5,464,481     $1.43
Canceled             (2,264,208)    $1.33        (1,051)    $0.28     (2,265,259)    $1.33
Outstanding,
  April 30, 2003      3,967,211     $0.42     2,349,099     $1.76      6,316,310     $0.84
                     ==========     =====     =========     =====     ==========     =====
Granted               1,738,221     $1.03     1,029,000     $1.11      2,767,221     $1.01
Canceled             (1,058,483)    $1.42      (119,705)    $0.36     (1,178,188)    $1.31
Outstanding
  April 30, 2004      4,646,949     $0.42     3,258,394     $1.61      7,905,343     $0.83
                     ----------     -----     ---------     -----     ----------     -----
Granted               2,956,980     $0.76       100,000     $0.99      3,056,980     $0.77
Canceled               (910,000)    $1.08      (876,668)    $2.79     (1,786,668)    $1.92
                     ----------     -----     ---------     -----     ----------     -----
Outstanding
  April 30, 2005      6,693,929     $0.70     2,481,726     $1.17      9,175,655     $0.82
                     ----------     -----     ---------     -----     ----------     -----
Granted               1,464,510     $0.55       177,179     $0.65      1,641,689     $0.56
Canceled               (480,000)    $0.77            --     $  --       (480,000)    $0.77
Outstanding
  April 30, 2006      7,678,439     $0.66     2,658,905     $1.13     10,337,344     $0.78
Exercisable
  April 30, 2006      6,908,439     $0.62     2,138,905     $1.17      9,047,344     $0.75
                     ----------     -----     ---------     -----     ----------     -----
Granted                 422,500     $0.17            --     $  --        422,500     $0.17
Canceled             (1,225,000)    $0.57            --     $  --     (1,225,000)    $0.57
Outstanding
  July 31, 2006       6,875,939     $0.66     2,685,905     $1.13      9,534,844     $0.79
Exercisable
  July 31, 2006       6,185,939     $0.69     2,138,905     $1.17      8,324,844     $0.81
                     ----------     -----     ---------     -----     ----------     -----

The weighted-average remaining contractual life of the options and warrants outstanding for employees and other service providers at April 30, 2006 was 3.2 years. The exercise prices of the options and warrants outstanding at April 30, 2006 ranged from $0.01 to $2.95 and information relating to these options and warrants is as follows:

                                                           Weighted-     Weighted-
                                             Weighted-      Average       Average
                                              Average       Exercise      Exercise
                   Stock         Stock       Remaining      Price of      Price of
  Range of       Options &     Options &    Contractual    Options &     Options &
  Exercise       Warrants       Warrants        Life        Warrants      Warrants
   Prices       Outstanding   Exercisable     (years)     Outstanding   Exercisable
-------------   -----------   -----------   -----------   -----------   -----------
$0.01 - $0.99    6,531,401     5,821,401        3.57         $0.45         $0.45
$1.00 - $1.99    2,069,454     1,589,454        2.63         $1.10         $1.13
$2.00 - $2.95      933,939       933,989        1.48         $2.54         $2.54
                 ---------     ---------
                 9,534,844     8,324,844
                 =========     =========

Warrants Issued or Committed to Investors and Placement Agents in Private Placements

During three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue warrants to purchase 5,072,829, 7,902,241, and 34,048,743 shares of common stock to investors and placement agents in private placements.

Warrants Issued or Committed as Penalty for Late Registration

During the three months ended July 31, 2006 and 2005 and the period from August 21, 1995 (inception) to July 31, 2006, the Company issued or committed to issue warrants to purchase 568,122, 1,067,838, and 6,959,445 shares of common stock, respectively, as a penalty with a fair value of $41,889, $305,455 and $2,298,666, respectively, for the late registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model. See "Note 17 - Commitments and Contingencies, Penalty Securities".

Warrants with Cashless Rights as Penalty for Late Registration

Due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines, as of July 31, 2006, outstanding warrants to purchase up to 5,670,606 may be purchased by cashless exercise. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant by a cashless exercise. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised. These common shares would be issued to the holder with no proceeds to the Company.

NOTE 20 - INCOME TAXES

The components of the deferred income tax assets (liabilities) at July 31, 2006 were as follows:

Deferred tax assets
  Equity compensation                 $   727,000
  Net operating loss carry forwards     6,571,000
                                      -----------
    Total deferred tax assets           7,298,000
Deferred tax liabilities
  Depreciation                           (125,000)
                                      -----------
                                        7,173,000
Less valuation allowance               (7,173,000)
  Net deferred tax asset              $        --
                                      ===========

The following table presents the current and deferred income tax provision for federal and state income taxes for the three months ended July 31, 2006 and the year ended April 30, 2006:

                             Three Months Ended     Year Ended
                                July 31, 2006     April 30, 2006
                             ------------------   --------------
Current
  Federal                       $        --        $        --
  State
                                         --                800
                                -----------        -----------
                                         --                800
                                -----------        -----------
Deferred
  Federal                         6,062,000          5,100,000
  State                           1,111,000            935,000
                                -----------        -----------
                                  7,173,000          6,035,000
                                  7,173,000          6,035,800
                                ===========        ===========
Less: valuation allowance        (7,173,000)        (6,035,000)
                                -----------        -----------
  Provision for income tax      $        --                800
                                ===========        ===========

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the three months ended July 31, 2006 and the year ended April 30, 2006, as follows:

                                           Three Months Ended     Year Ended
                                              July 31, 2006     April 30, 2006
                                           ------------------   --------------
Statutory regular federal income benefit
  rate                                           34.00%             34.00%
State taxes                                       8.84               8.84
Change in valuation allowance                   (42.85)            (42.85)
                                                ------             ------
  Total                                          (0.01)%            (0.01)%
                                                ======             ======

As of July 31, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $22,840,000 which starts expiring in 2010 through 2025. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 21 - SUBSEQUENT EVENTS

Consultancy Agreements and Contracts

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

In September 2006, the Company executed a professional services agreement with a professional financial and accounting staffing corporation. One accounting professional is currently providing consulting services to us from this corporation. Pursuant to the agreement we are to pay the staffing corporation hourly payments for services in the amount of $140 per hour, plus overtime, to be paid upon invoicing for the duration of the assignment.

Placement Agency Agreement

In September 2006, the Company entered into an exclusive agreement with a placement agent to arrange for the sale of debt or equity securities. Major terms of the agreement are as follows:

      o The term of the agreement will be for one year or in the event the placement agent has not completed financing of at least $2 million in the first 60 days, however, the Company may cancel at any time with 5 days' written notice of cancellation.

      o The Company will pay a retainer of 2.5 shares of its Series B Preferred Stock.

      o The Company will pay a success fee equal to 10% of any of the gross proceeds received by the Company derived from the efforts of the placement agent for any amounts up to $3 million and 8% for that amount in excess of $3 million, plus reimbursable expenses approved by the Company.

      o The Company will issue the placement agent warrants to purchase 10% of the amounts of securities placed with investors through the efforts of the placement agent. The exercise price of the warrants will be equal to the price at which the securities were placed. The warrants vest immediately, expire four years from the date of grant, and include "piggyback" registration rights.

Lease Agreement

In October 2006, the Company extended its lease for an additional year. The Company also has an option for additional space if needed for expanded assembly or manufacturing. The Company also leases 2,400 feet of outdoor testing space which is included in the monthly rent under the terms of the addendum. The addendum for one additional year provides for monthly rent of $17,850. The addendum to the lease expires in October 2007, the aggregate future minimum payment under the lease agreement is $214,200.

Penalty Securities

In August 2006, the Company committed to issue 12,132 shares and warrants to purchase 191,669 shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

In September 2006, the Company committed to issue 12,132 shares and warrants to purchase 194,488 shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

Settlement Agreements

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

Legal Actions

On July 27, 2006, the Company filed a complaint for breach of contract against its former CEO, Dr. Bogdan C. Maglich with the Orange County Superior Court, Santa Ana, California, Case No. 06CC08456. The complaint alleged, among other things, that Dr. Maglich had violated his employee confidentiality agreement. The Company's complaint sought injunctive relief, unspecified damages according to proof, interest, and attorneys' fees. On August 1, 2006, the Court granted an ex parte Temporary Restraining Order and Order to Show Cause Why Preliminary Injunction Should Not Be Issued ("TRO"). The TRO provided that pending hearing on the Order to Show Cause, which the court set for August 22, 2006, Dr. Maglich, his agents, assigns, and all those acting in concert with him were restrained and enjoined from: (1) "violating the Confidentiality and Assignment of Inventions Agreement dated October 7, 2003;" and (2) "violating the promise contained in your letter agreement with plaintiff dated April 12, 2006 that you 'hereby agree to be bound by the Cure Statements' of your then attorney, . ..attached thereto, that 'Dr. Maglich agrees to refrain from disseminating any information that the Board [of Directors of Plaintiff HiEnergy Technologies, Inc.] believes may be confidential inside information without the Board's approval, and agrees to refrain from disseminating any statements about the Company without the Board's approval." The order continued: "Notwithstanding anything to the contrary herein, defendant is not restrained from making private, bona fide complaints to regulators, police, or prosecutors about the company." As of the date of this report, due to limitations on the removal of directors by the Board under applicable corporate law, Dr. Maglich currently continues to serve as a director.

On August 22, 2006, after oral argument of counsel, the court invited the Company's counsel to submit a proposed preliminary injunction to enjoin disclosure of specific categories of Company trade secrets/confidential information. The court declined to issue a preliminary injunction on terms as broad as set forth in the TRO or based upon Dr. Maglich's letter dated April 12, 2006. On September 29, 2006, the Court granted a Preliminary Injunction which restrains and enjoins Dr. Maglich, his agents, assigns, and all those acting in concert with him from violating his confidentiality agreement pending trial.

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

On August 18, 2006, the Company was also served with a cross-complaint by Dr. Maglich filed on July 27, 2006 with the Superior Court of California, County of Orange, under case number 06CC084586. The cross-complaint alleges breach of oral and written contracts, age discrimination and national origin discrimination, retaliation for age and national origin discrimination, violations of the Ralph and Bane Civil Rights Act, withholding corporate records from Dr. Maglich and withholding Dr. Maglich's personal property. Dr. Maglich seeks damages in the amount of $903,000 plus interest for alleged breach of contracts, a $25,000 civil penalty for alleged civil rights violations, punitive damages, legal costs, and unspecified cash damages for lost wages and benefits and for damages resulting form emotional distress, mental anguish and pain and suffering. The Company believes Dr. Maglich's claims are without merit and intends to assert a vigorous defense. The costs of defending against the cross-complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect our business, operations, financial condition and future prospects, which is found under the heading Risk Factors at the end of this Item 2.

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

GENERAL

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and accompanying Notes, included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of this Item 2 on Form 10-QSB. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the sections under the heading "Risk Factors" in this Report".

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

Our Atometer(TM) detectors incorporate a proprietary interrogation process that activates a selected target with high energy neutrons, causing the contents to emit gamma rays of varying energies, which are then decoded, with the use of proprietary algorithms, to determine with a high level of confidence, the chemical composition of the targeted substance. To our knowledge, our Atometer(TM) detectors are the only commercially available devices with this "stoichiometric" capability and therefore we believe are uniquely positioned in the marketplace.

Since inception, we have primarily focused on the research, development and commercialization of Atometer(TM) explosives detectors for the homeland security and defense markets. Our Atometer(TM) explosives detectors can non-invasively and remotely detect and confirm, through metal or other barriers, the presence of explosives in an object, with a probability of detection of greater than 97% and "false positive" and "false negative" rates of approximately 3%. Further, they have demonstrated the capability to detect hidden explosives, irrespective of shape or form, solid or liquid. In numerous studies, we have also been able to detect other select combustibles, biological agents, and illicit substances, such as narcotics.

We are currently marketing to governmental and private entities, including the transit sector and military, as well as negotiating licenses for the distribution of, the following Atometer(TM) detectors:

      o SIEGMA(TM) 3E3 and 3M3 - portable, suitcase-borne systems for the remote detection and confirmation of home-made bombs, also known as Improvised Explosive Devices or "IEDs" and uniquely addressing the significant problems posed by unattended or suspicious packages.

      o CarBomb Finder(TM) 3C4 - vehicle-borne system for the detection and confirmation of car bombs, in which the sensors are deployed from the vehicle at the end of a mechanical arm and placed in proximity to the target.

      o CarBomb Finder(TM) 3C5 - in-ground vehicle screening system for the detection and identification of car bombs at checkpoints and chokepoints, developed in response to the high demand for critical infrastructure protection and improved perimeter defense.

      o STARRAY(TM) - all-terrain robot-borne detector for the stand-off detection of unexploded ordnance, landmines and IEDs, which can also be configured and integrated in various robotic and remote-vehicle platforms.

To date, we have yet to generate meaningful revenues from product sales or the licensing of our technologies and have devoted the bulk of our efforts and resources to the research, design, testing and development of our proprietary "stoichiometric" sensor devices and underlying technologies. We expect to continue the research and development of applications of our technologies and their further exploitation both internally and through collaboration with third parties in order to advance our detector system designs for more rapid and precise detection and analytical capabilities and improve their reliability in the field and to capitalize on the commercial opportunities that have been identified. Although we have developed prototypes in programs with the U.S. Department of Defense and the Department of Homeland Security and expect to continue to pursue and receive additional research and development funds through these agencies, most of our research related work has been funded internally in order to capture full intellectual property rights from any inventions or processes that may arise.

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

We have prepared our unaudited Consolidated Financial Statements on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. This going-concern basis of presentation assumes that we will continue operations for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described in Risk Factors: Risks Related to Our Business, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Stock-based Compensation

As of May 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award.. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2005. We have applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") in our adoption of SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of our fiscal year ending April 30, 2007. Our Consolidated Financial Statements as of and for the three months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for periods prior to May 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Generally, no compensation expense was recognized by us in our financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. We had recognized compensation expense in situations where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations.

We account for stock options and warrants issued to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), and related interpretations.

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

THREE MONTHS ENDED JULY 31, 2006 COMPARED TO THREE MONTHS ENDED JULY 31, 2005

For the three months ended July 31, 2006, we incurred a net loss of $1,807,211, as compared to a net loss of $2,053,000 for the three months ended July 31, 2005. Included in the losses are equity based expenses of $182,000 and $624,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses for the three months ended July 31, 2006 were $784,000, which includes $139,000 of equity based compensation, decreasing $312,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                    Three Months Ended July 31, 2006       Three Months Ended July 31, 2005
                   ----------------------------------   -------------------------------------
                    Cash &       Equity                   Cash &       Equity
                    Accrued       Based                  Accrued        Based                    Increase/
                   Expenses   Compensation    Total      Expenses   Compensation      Total     (Decrease)
                   --------   ------------   --------   ---------   ------------   ----------   ----------
Salaries and
  related          $241,000     $100,000     $341,000    $277,000     $ 32,000     $  309,000   $  32,000
Consulting            6,000       11,000       17,000      35,000       18,000         53,000     (36,000)
Legal fees          187,000           --      187,000     157,000       60,000        217,000     (30,000)
Accounting fees      69,000           --       69,000     121,000           --        121,000     (52,000)
Investor& public
  relations          12,000           --       12,000      65,000           --         65,000     (53,000)
Insurance            49,000           --       49,000      47,000           --         47,000       2,000
Travel               21,000           --       21,000      96,000           --         96,000     (75,000)
Other                60,000       28,000       88,000     167,000       21,000        188,000    (100,000)
                   --------     --------     --------    --------     --------     ----------   ---------
    Total          $645,000     $139,000     $784,000    $965,000     $131,000     $1,096,000   $(312,000)
                   --------     --------     --------    --------     --------     ----------   ---------

For the three months ended July 31, 2006, as compared to the prior year period, salary and related expense increased $32,000. Equity based compensation expense increased $68,000 to $100,000, and reflects the additional expense of employee stock options recognized under SFAS 123(R) based on estimated fair values, which was adopted on May 1, 2006. Excluding equity based compensation expense of $100,000, salary and related expense decreased $36,000. This decrease reflects savings accomplished with personnel reductions commencing in the fourth quarter ended April 30, 2006, as part of cost-saving measures under our cost-reduction plan. As of date, an estimated $440,000 in annual salary and benefits expense has been eliminated with personnel reductions and the resignation of our controller. The decrease in administrative personnel is expected to have an effect, although limited, while we pursue greater efficiency and productivity of the remaining staff and utilize consultants on a opportunistic basis. For the second quarter of fiscal year 2007, salary and benefits expense is expected to decrease further, and increase only moderately in the second half of fiscal 2007 with the anticipated hiring of additional administrative personnel to provide greater support toward our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the three months ended July 31, 2006, decreased $36,000 from the prior year period. Excluding equity-based compensation, consulting expenses decreased $29,000 from the prior year period and was primarily attributable to reduced reliance on outside consultants. The higher amount of equity-based compensation expense for the prior year period reflects issuances of common shares for non-recurring business development and consulting services, while the current year period only includes shares issued to directors for board attendance. We expect cash consulting fees to increase moderately into fiscal 2007 with the use of accounting and legal consultants to meet our short-term reporting and disclosure requirements, and total consulting expense, including equity compensation, to increase thereafter as we accelerate our efforts to bring our product to market. Generally, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity; however, we do anticipate having to offer equity based compensation opportunistically in an effort to conserve cash.

Legal fees decreased $30,000 for the three months ended July 31 2006 as compared to the prior year period. Excluding equity-based compensation of $60,000 of equity-based compensation expense incurred during the prior year period, which represents the excess cost of having settled certain outstanding accounts payable to a related party for legal services, legal expenses increased $30,000 over the prior year period. Although we have been able to accomplish savings by internalizing many corporate and regulatory functions and reducing our reliance on outside corporate legal services, these savings have been outpaced by an increase in litigation expense related to our defense of a class action law suit, multiple claims brought by our former chairman and chief executive officer, other pending legal matters disclosed in this Report. Although we have settled four of the claims during the last six months and aim to settle most of the remaining pending litigation matters, we expect litigation expense to remain high during fiscal year 2007. Corporate legal expenses are also expected to remain high as we pursue the filing of registration statements for stock issued to employees, consultants and investors, and proxy materials associated with our next shareholders' meeting, and then decrease during fiscal year 2007. We also anticipate having to offer equity based compensation to settle legal expenses opportunistically in an effort to conserve cash. Lastly, we are involved with various appeals and defenses related to patent applications made by us, which shall require an increase of activity by IP counsel, creating higher patent filing expense.

Accounting fees decreased $52,000 for the three months ended July 31, 2006 as compared to the prior year period. This decrease was primarily due to a reduction in accounting activity during the quarter due to the delay in the filing of our annual report. The accounting costs related to our annual audit, typically incurred in the first quarter, will be incurred in the second quarter. Due to the duration of the audit and changes in accounting procedures, we expect a significant increase in accounting fees in the next quarter, and then decrease into the second half of fiscal year 2007 with normalized accounting activity. We expect to increase accounting personnel or use of consultants in order to further reduce external accounting costs and improve and generate efficiencies in our financial controls.

Investor and public relations expense decreased $53,000 for the three months ended July 31, 2006 as compared to the prior year period. During fiscal year 2006, we sought cost-effective solutions to our investor relations and public relations activities, so we could continue to direct majority of our resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and in August 2005 engaged an outside consultant to provide investor relations services at $2,000 per month. We anticipate investor and public relations expense to remain steady in the first half of fiscal year 2007 and increase moderately thereafter as we seek to develop increased awareness among the investor community.

Insurance expense increased by $2,000 for the three months ended July 31, 2006 over the prior year period. The increase reflects an increase in health insurance costs due to rate increases of $5,000 and a decrease in Directors and Officers policy premiums which was renewed for an additional year at a lower cost than that of the prior year period. Due to the elimination of certain health insurance costs resulting from a reduction of personnel, we expect a decrease in insurance expense for the remainder of the first half of fiscal year 2007. Thereafter, we expect insurance expense to increase moderately with an anticipated expansion of operations as well as the need for comprehensive product liability coverage.

Travel expenses decreased by $75,000 for the three months ended July 31, 2006 over the prior year period. The decrease was primarily due higher than normal travel expenses incurred during the prior year period with several overseas demonstrations, and our better administration of costs for offsite demonstrations. We have improved our administration of costs for offsite demonstrations and have reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system, and have placed significant emphasis on the domestic market and have limited demonstrations overseas as part of our new capital prioritization policy. We expect that travel expenses for the remainder of fiscal year 2007 will remain steady as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows, management continues to meet with investors, consultants and potential strategic partners, and general business activity increases in connection with our commercialization objectives.

Other expenses for the three months ended July 31, 2006 decreased $99,000 as compared to the prior year period. While equity-based compensation expense for Edgar filing fees and marketing increased $7,000 over the prior year period, business development expense decreased by $30,000 and marketing and conference and exhibition fee expense decreased by $10,000. Inventory impairment expense and restocking fees decreased by $22,000 and, in aggregate, telephone, supplies and postage expenses decreased $23,000. Building lease and facility expenses increased $2,200 over the prior year period, due to a change in the terms of our lease which requires us to pay electricity costs. Additional savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events and licenses and permits. While we do not anticipate other expenses to increase for the first half of fiscal 2007, we do expect an increase in the second half of fiscal year 2007 as our general business activity accelerates in connection with our commercialization objectives and heightened need for marketing and business development.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the three months ended July 31, 2006 were $391,000, decreasing $28,000 over the prior year period. Excluding grant income, which decreased $61,000 from the prior year period, research and development expenses decreased $89,000. During the three months ended July 31, 2006, we have issued or contracted to issue, equity-based compensation to consultants contracted to provide engineering and research services in lieu of cash. The major components of research and development expenses are as follows:

                      Three Months Ended July 31, 2006      Three Months Ended July 31, 2005
                     ----------------------------------   -----------------------------------
                      Cash &       Equity                   Cash &       Equity
                      Accrued       Based                  Accrued        Based                  Increase/
                     Expenses   Compensation     Total     Expenses   Compensation     Total    (Decrease)
                     --------   ------------   --------   ---------   ------------   --------   ----------
Salaries & related   $176,000      $    --     $176,000   $202,000       $    --     $202,000    $(26,000)
Consultants            49,000       15,000       64,000     41,000        21,000       62,000       2,000
Supplies               14,000           --       14,000     25,000            --       25,000     (11,000)
Travel                  1,000           --        1,000         --            --           --       1,000
Depreciation           60,000           --       60,000     55,000            --       55,000       5,000
Other                  76,000           --       76,000    136,000            --      136,000     (60,000)
Grant Income               --           --           --    (61,000)           --      (61,000)     61,000
                     --------      -------     --------   --------       -------     --------    --------
  Total              $376,000      $15,000     $391,000   $398,000       $21,000     $419,000    $(28,000)
                     --------      -------     --------   --------       -------     --------    --------

Salaries and related for research and development activities decreased $26,000 for the three months ended July 31, 2006 as compared to the prior year period. This decrease reflects savings accomplished with personnel reductions commencing in the fourth quarter ended April 30, 2006 as part of cost-saving measures. As of date, an estimated $360,000 in annual salary and benefits expense has been eliminated with personnel reductions, including the resignation of several members of our scientific staff. The decrease is research and development personnel is expected to have an effect, although limited, as we pursue greater efficiency and productivity of the remaining staff and utilize consultants on a opportunistic basis. For the second quarter of fiscal year 2007, salary and benefits expense is expected to decrease further, reflecting the departure of two research scientists, and increase only moderately in the second half of fiscal 2007, including an increase of equity based compensation with anticipated payments of common stock to certain members of our scientific staff as incentives.

Consulting expenses for research and development activities for the three months ended July 31, 2006 increased $2,000 over the prior period from $62,000 to $64,000. Of this amount, $15,000 represents equity based compensation expense related to the issuance of shares of our common stock for engineering and manufacturing services and $30,000 represents accrued expense payable in the form of stock for the same. The moderate increase was due to the hiring of a senior research scientist as a consultant with regard research and development and product design and the continued service of an engineering and manufacturing consultant. Going forward, we expect consulting fees for the first half of fiscal 2007 to remain steady and increase moderately into the second half of fiscal 2007 as we anticipate expanding our use of consultants to meet our research and development objectives. We also expect to continue to issue consultants our common stock in lieu of cash in an effort to conserve cash, and expect equity based compensation to remain high.

Supply expense decreased $11,000 for the three months ended July 31, 2006 as compared to the prior year due to cost-cutting measures and improved expense controls, as well as decreased participation in the number of funded research programs. In the event of an increase in our grant and cooperative development activity, related supply expense is expected to increase significantly in the second half of fiscal year 2007. However, we intend to continue to focus on the completion and advancement of our product commercialization and will direct most resources toward this objective.

Travel expenses decreased $1,000 for the three months ended July 31, 2006 as compared to the prior year as our scientists were involved almost entirely in onsite research and development during the current year period than the prior year period. We expect travel expenses to remain low during the first half of fiscal year 2006 and increase moderately thereafter with anticipated grants and awards, co-development programs and offsite testing.

For the three months ended July 31, 2006, depreciation expense increased by $5,000 as we have continued to purchase equipment for research and development activities. Cumulatively, these additions have increased depreciation expense. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development equipment purchases. Accordingly, depreciation expense should increase going forward as we continue to expense current equipment and increase our capital expenditures year over year.

Other research and development expenses for the three months ended July 31, 2006 decreased $60,000 to $76,000 from $136,000 for the prior year period. Excluding equipment lease expense of $83,000 recorded during the prior year period, other research and development expenses increased $23,000. The increase was primarily comprised of a $9,000 increase in insurance premiums due to rate increases and the conversion of one scientific consultant to an employee. Also included in other expenses are building lease and facility expenses, which increased $15,000 over the prior year period, due to a change in the terms of our lease which provides an increase in monthly payments with a corresponding increase in both square footage and cost per square foot, and a requirement to pay electricity costs. Other expenses also include $19,112 for fees for licensing and subscriptions which increased $4,000, due to increased licensing and regulatory costs associated with our equipment, and extraordinary costs of $3,300 related to maintenance and repair and $4,000 of personal property taxes. Excluding a decrease in expense with the cancellation of the equipment operating lease and the anticipated reduction in insurance expense resulting from the departure of two research scientists and one technician, we expect other research and development expenses to decrease for the remainder of fiscal year 2007.

Depreciation

Total depreciation expense for the three months ended July 31, 2006 and 2005 was $64,000 and $67,000, respectively. The decrease in depreciation expense reflects a decrease of equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Total interest expense for the three months ended July 31, 2006 increased to $575,000 from $30,000 for the prior year period. Included in the $575,000 of total interest expense are $22,000 of interest paid or accrued on CNP issued to investors bearing interest rates per annum of 10%, $5,000 of interest accrued on balances due pursuant to certain litigation settlement agreements, $7,000 of interest accrued or paid on finance agreements and lease purchase agreements, and $543,000 of debt discount expense associated with the beneficial conversion feature of CNP and detachable warrants.

Interest income for the three months ended July 31, 2006 was minimal.

Other Expenses

During the three months ended July 31, 2006, we recorded a loss on disposal of property and equipment of $3,000 and recorded a charge of $3,000 due to foreign currency exchange loss on payables due a foreign supplier.

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

During the three months ended July 31, 2006, we issued or committed to issue 36,396 shares of common stock as penalty expenses in the amount of $14,000, as compared to penalty expenses in the amount of $167,000 on the issuance of 236,946 shares of common stock issued in the prior year period. Although greatly reduced, certain holders of unregistered common stock who did not participate in the special warrant offer still may receive or accrue each month, as applicable, additional shares calculated as a percentage of the original number of shares purchased.

For the three months ended July 31, 2006, we recorded $37,000 as penalty expense for the issuance or committed issuance of warrants to purchase 566,560 common shares, as compared to penalty expenses in the amount of $305,000 on the issued or committed issuance of warrants to purchase 1,067,838 shares of common stock in the prior year period. The fair value of these warrants was determined using the Black-Scholes pricing model. Although greatly reduced, certain holders of warrants who did not participate in the special warrant offer still may accrue each month, as applicable, increases in the number of shares underlying their warrants, calculated as a percentage of the original number of the underlying shares.

For the three months ended July 31, 2006, we recorded no expense against CNP as penalties as compared to $12,000 of penalty expense incurred in the prior year period. Since all holders of CNP participated in the special warrant offer, we no longer accrue these penalties to holders of CNP.

Stock-Based Compensation Expense

On May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended July 31, 2006 was $100,000, which consisted of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three months ended July 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. As of July 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $213,083, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, we had cash and cash equivalents of $556,000 and accounts receivable of $200,000.

Other current assets, as of July 31, 2006 increased to $213,000 from $23,000 as of prior year end. At July 31, 2006, other current assets consisted primarily of a security deposit of $8,000 related to our facility lease, $132,000 of prepaid insurance, $63,000 of prepaid edgar filing services paid with equity, and $10,000 of prepaid legal services.

During the three months ended July 31, 2006, our sources of cash were as follows:

                                            Amount
                                          ----------
Sales of convertible preferred stock      $1,413,750
Sales of convertible notes payable, net      385,000
Offering costs                              (222,267)
Customer deposits                            200,000
                                          ----------
                                          $1,776,483
                                          ----------

As of July 31, 2006, accounts payable were $1,964,000, as compared to $2,591,000 for the prior year period. Accounts payables primarily consist of balances owed to vendors in connection with the purchase and lease of R&D equipment, as well as an increase in accrued and unpaid services from consultants and lawyers. We intend to settle a portion of the payables due service providers, where possible, through stock issuances.

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

Accrued expenses as of July 31, 2006 were $137,000, decreasing $492,000 from prior year end. The decrease was due to the reclassification of $471,500 of expenses recognized in connection with certain settlement agreements entered into by us with regard to litigation filed against us. We intend to settle a portion of the accrued expenses due consultants, where possible, through stock issuances. Of the $137,000, $30,000 was expense related to engineering and manufacturing services, payment of which may be settled with the issuance of shares of our common stock.

As of July 31, 2006, we continue to carry an estimated payroll tax liability of $49,000, related to equity based compensation provided by Microdevices for services rendered from June 1997 through February 2002 by officers, employees, directors, legal advisors and consultants. We have been making payments against this amount under a payment plan with the IRS, which also reduced a significant amount of the payroll tax liability and penalties accrued in the prior period. See "Note 8 - Accrued Payroll and Payroll Taxes" to our unaudited Consolidated Financial Statements. Excluding the payroll tax liability mentioned above, as of July 31, 2006, we have accrued payroll and payroll taxes of $125,000 as compared to $253,000 for the prior year end. This amount includes $30,000 in accrued payroll tax, $40,000 of deferred salaries for its President/CEO, as well as $52,000 for earned vacation of employees.

As of July 31, 2006, the Company had $1,026,000 of other current liabilities as compared to $703,100 for the year ended April 30, 2006. Of this amount, $903,100 represents deposits made by customers against purchases of our devices and services, which increased $200,000 over the prior year end, and $123,000 represents a liability associated with insurance premium payable per a finance agreement. The $903,100 amount is expected to remain recognized as deposits until the applicable revenue recognition criteria are met, the timing for which remains uncertain.

As of July 31, 2006, we had $88,000 of accrued interest, representing an increase of $9,000 from the prior year end and comprised primarily of interest accrued on CNP issued to investors.

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

In May and June 2006, the Company issued convertible notes payable ("CNP") to various investors in exchange for cash of $180,000, which bear interest at 10% per annum and are due one year from the date of issuance. The CNP were issued with detachable warrants to purchase 180,000 shares of common stock with a three year term at an exercise price of $0.45 per share. The holders have the option to convert the principal and accrued interest into shares of common stock at a conversion price of $0.30 per share at any time until the later of the prepayment date or the maturity date. The CNP were secured against certain receivables of the Company and is payable upon their receipt. In July 2006, the Company repaid $80,000 of the CNP together with $657 of accrued interest and in August 2006, the Company repaid $100,000 of the CNP together with $2,383 of accrued interest.

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

As of July 31, 2005, we were delinquent on notes payable totaling $85,000 held by a shareholder and related party, which were issued by HiEnergy Microdevices and assumed by us upon the reverse takeover affected in April 2002. The notes have been subject to demand since November 1997; however, to date no demand has been received.

Settlement Agreement

On June 9, 2006, we entered into a Confidential Settlement Agreement and Mutual Release with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"), which provides for a mutual reconciliation of disputes. As part of the Settlement Agreement, YSCI released us from all claims to recover the $449,540 being sought and forfeited its options to purchase up to 1,000,000 shares of our common stock. Pursuant to the Settlement Agreement, we made a cash payment of $27,000 and is obligated to make additional cash payments in the amount of $36,541 representing accrued and unpaid services and expenses incurred in 2003, and $153,000. The remaining cash payments are due 150 days following the execution of the Settlement Agreement together with simple interest of 8% per annum on any unpaid balance accruing from the execution of the Settlement Agreement until full payment, provided that we have an additional thirty-day cure period to pay this debt if needed. Pursuant to the Settlement Agreement, we also issued 775,000 shares (the "Settlement Shares") of its common stock to YSCI. In the event, we breach our obligations of the Settlement Agreement relating to the payment of money or the issuance of shares, YSCI, after providing written notice and five business days to cure any such breach, may have the arbitrator enter a judgment for the unpaid balance of the cash payments plus the cash value of any undelivered stock. If we do not have sufficient cash on hand to meet our obligations under this and any other settlement agreement, we may be subject to judgments which could adversely affect the Company's ability to continue as a going concern.

Additional Liquidity Considerations

As of July 31, 2006, we had total current liabilities of approximately $4 million as compared to $4.5 million at the end of the prior year period. These liabilities greatly exceed our cash on hand. While we have received to date payments for the purchase of our products and services in the amounts of $603,100 and $200,000, respectively, we currently do not have firm order commitments or receivables of significance. Unless and until income generated from orders reaches a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In February 2006, in light of cost cutting measures instituted by us, we have revised our estimated annual financial requirements for calendar 2006 from a range of $5 to $10 million to a range of $4 to $6 million. This estimated amount takes into consideration the need to reconcile outstanding payables. Our budgeted operating expense for fiscal year 2007 is currently estimated at $4.2 million, which assumes $3.2 million of general operating expense and $1 million of increased R&D and manufacturing expense. In order to meet our standards of performance and offer more competitive product, we anticipate additional R&D costs of approximately $500,000. We also estimate expenses related to the build-out of a manufacturing site to be about $500,000. Although, operating expense is projected to decrease from $6.1 million to $3.2 million, if we greatly expand our marketing and sales activities, general operating expense could increase significantly and the projected operating expense may be underestimated.

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

Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 to 4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of our plan and the reduction of operating expenses.

PLAN OF OPERATION

Since February 2006, we have made significant changes to our management and operations with the objective of transforming our organization in order to make it scalable for anticipated growth. We have taken immediate and deliberate steps to enhance our operations, improve cost efficiencies and advance our transition from a research and development company to a commercial manufacturing and sales organization. We have instituted new fiscal planning, budgeting and auditing structures, and have significantly reduced expenses, including personnel and other operating costs.

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

During the remainder of fiscal year 2007 and going forward, our focus will remain on the commercialization, marketing and sale of our CarBomb FinderTM, SIEGMA(TM) and STARRAY(TM) systems, as well as the development of newer prototypes incorporating our proprietary "stoichiometric" technologies, and incorporate the following principal objectives:

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

As of the date of this Report, we have developed a strategic sales and marketing plan and have expanded our relationship with distributors and resellers specializing in the security and anti-terrorism industry, defense industry consultants, as well as potential strategic partners in developing some key geographic markets and verticals. In July 2006, Ingersoll Rand Security Technologies agreed to list our products on its Series 84 Integrated Security Schedule with the GSA, a centralized federal procurement and property management agency created by the U.S. Congress to improve government efficiency and help federal agencies better serve the public. We intend to jointly market and sell our SIEGMA(TM) systems to governmental agencies, the military and other customers in complement to Ingersoll Rand's own security offerings.

In connection with our plan, we are currently focusing our sales and marketing assets products on the domestic market. Accordingly, we have limited our overseas activities until such time as we can leverage our financial and developmental capabilities through strategic partnerships or joint ventures with foreign sponsors, or can generate sufficient sales revenues to fund foreign operations. Strategic partnerships and joint ventures are intended to reduce the capital requirements necessary for us to build and maintain the infrastructure necessary to manufacture and support our products outside North America and serve as a complementary platform for sales and distribution into Europe, Asia and other markets. In April 2006, we entered into an agreement with Byron Commerce Pte Ltd, a leading technology solutions sales and distribution company, to market and resell our Atometer(TM) explosive detectors, including the SIEGMATM, CarBomb Finder(TM) and STARRAY(TM) systems, to governmental customers in the Asia-Pacific markets. We are also in active discussions with numerous potential distributors and licensees with interests in reselling our products in the Middle East region.

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

During the remainder of fiscal year 2007, we will continue to direct the greater portion of our production budget to our SIEGMA(TM) system, which management has prioritized in response to interest received from airport and transit system operators. In January 2005, we received our first order for one SIEGMA(TM) 3E3, followed by the order of two systems from SEPTA in June 2005. As for our vehicle-borne CarBomb Finder(TM) 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. In October 2005, we announced the order of one CarBomb Finder(TM) by the U.S. Army under a subcontract providing for the integration of our system in the Army's SmarTruck Multi-Mission Vehicle platform, which is now expected to be delivered by year end.

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

We plan to continue to focus on the research and development of additional applications of our technologies and the further exploitation of our technology assets both internally and through collaboration with third parties. We intend to build upon our investments in the base units and core technologies upon which our explosives identification and detection prototypes are based, as well as introduce more sophisticated applications and configurations. We intend to continue to work on expanding the number of explosive substances that can be detected and identified by our systems, so as to provide the customer with the most effective, reliable and adaptable tools possible. In order to capitalize on additional commercial opportunities that have been identified for our Atometer(TM) detectors, we will need to continue to pursue intensive research and development initiatives and advance our Atometer(TM) detector system designs to provide more rapid and precise detection and analytical capabilities. In light of an increase in our grant application activity and current and anticipated cooperative and research development agreements, we expect to use the proceeds of government grants and/or research and development contracts, together with other available funds, to accomplish these objectives.

While we are seeking to reduce our dependency on the sale of our securities by funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures, we are still dependent on financing operations through the sale of our securities. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. In light of the cost-cutting measures accomplished, we have adjusted our budgeted general operating expense for fiscal year 2007 to $3.2 million. Taking into consideration outstanding payables and the estimated total costs to further advance our current product line we estimate that our total financial requirements for calendar year 2007 (excluding contributions received through research and development grants) will be between $4 million and $6 million. We have recently raised $1.2 million through a private placement and are currently seeking an additional capital infusion of $3-4 million, which is our financial requirement for the remainder of fiscal year 2007 for administrative and operational costs, including personnel and consultant expenses, property and materials, and accounting/reporting and legal expenses. While there can be no assurance, we are hopeful that the cost-reduction plan affected during this period combined with anticipated revenue growth will improve our condition as a going concern.

RISK FACTORS

We are a development stage company, and an investment, or maintaining an ownership position, in our common stock is inherently risky. Some of these risks pertain to our business in general, and others are risks which would only affect our common stock. The price of our common stock could decline and/or remain adversely affected due to any of these risks, and investors could lose all or part of an investment in our company as a result of any of these risks coming to pass. Readers of this Report should, in addition to considering these risks carefully, refer to the other information contained in this Report, including disclosures in our financial statements and all related notes, before making any determination with respect to our stock. If any of the events described below were to occur, our business, prospects, financial condition, or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects. We also refer readers to the information at the front of this Item 2, discussing the impact of Forward-Looking Statements on the descriptions contained in this Report and included in the Risk Factors discussed below.

Risks Related To Our Business

General Business Risks

We have a history of losses and an accumulated shareholders' deficit of $42,239,799 as of July 31, 2006, and we may never achieve profitability.

We have not generated any revenue from operations, and we have incurred net losses available to common shareholders every year since our inception, including $1,807,211 for the three months ended July 31, 2006, as compared to $2,053,305 for the prior year period, and $43,349,938 for the period from August 21, 1995 (inception) through July 31, 2006. Although we reduced operating expenses during the last quarter of the fiscal year, our operating expenses remain high due in part to investments we are making in connection with the commercialization, manufacture and marketing of our initial Atometer(TM) detectors. To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

During the period from May 1, 2005 through July 31, 2006, excluding sources or uses from working capital, we have experienced average monthly negative cash flows from operations of approximately $300,000 with no real revenue. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of our Atometer(TM) detectors are poorly received or fails altogether.

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

We have introduced our CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM) systems only recently, and all other applications of our technology are prototypes or at earlier development stages. For the year the three months ended July 31, 2006, we incurred expenses of $391,000 or 33% of total operating expenses on research and development, and we incurred expenses of $784,000 or 67% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization and marketing of Atometer(TM) detectors. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of our Atometer(TM) detectors will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

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

Our independent and registered certified public accountants qualified their opinion contained in our consolidated financial statements as of and for the year ended April 30, 2006, and all subsequent periods, to include an explanatory paragraph related to our ability to continue as a going concern, stating that "the Company had negative cash flows from operations of $15,848,085 for the period from August 21, 1995 (inception) to July 31, 2006. In addition, the Company had an accumulated deficit of $42,239,799 and was in the development stage as of July 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

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

Manufacturing Risks

We have limited manufacturing experience and our ability to successfully execute a manufacturing plan is untested.

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

We have incurred net losses since our inception. For the year ended July 31, 2006, we reported net losses available to common shareholders of $1,807,211 as compared to a net loss available to common shareholders of approximately $2,053,305 for the prior year period. Our accumulated deficit through July 31, 2006 is $42,239,799. We expect that our losses will continue into fiscal year 2007. We estimate that our aggregate financial requirements will be between $4,000,000 and $6,000,000 for the fiscal year, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

The manufacture and sale of devices which emit radiation are subject to the regulatory controls and standards of various domestic and foreign jurisdictions. These regulations may become more restrictive as policies, guidelines and standards change, and our activities as to current and future products may be curtailed or interrupted.F

Currently, our Atometer(TM) detectors utilize a sealed tube neutron generator to create the stream of fast neutrons which is emitted from the device. These generators are off-the-shelf neutron generators which do not require licensing by the NRC to manufacture, but may be subject to additional state and local regulations. However, if we were to customize our own proprietary neutron generator for use with our products, such new generator would be subject to review and licensing by the NRC, and potentially by any other jurisdiction in which we may manufacture or sell our products in the future. Currently, the end users of our devices may be required to obtain NRC and other permits in order to operate them. There can be no assurance that the need to obtain end-user permits, and/or to comply with any future regulations which may be adopted by the NRC or other U.S. or foreign regulatory bodies will not limit, or be a bar, to our potential customers purchasing our products. Furthermore, the imposition of stricter permitting regulations on the manufacturing of devices that utilize the sealed tube neutron generator, or the increase in regulatory requirements if we were to develop our own customized neutron source, could be prohibitively expensive or adversely affect our ability to manufacture our devices as currently contemplated, which could have a materially adverse effect upon our future sales and financial condition.

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

If investors rely on projections or estimates we may make, they could assert in a legal proceeding that we issued false or misleading statements about our company. If they were able to prevail successfully in any such proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities

The Company may from time to time make projections as to the sale of its units or the growth of its business. These are considered forward looking statements and the Company advises investors to not rely on these projections in making any determination whether or not to invest in, or maintain an investment in our stock. However, to the extent that any investor has so relied, and if the investor can prove that any misstatements we have made were intentional or reckless, that such investor's reliance on these misstatements was reasonable, and that the investor has suffered actual damages as a result of such reliance, than such investor may have a cause of action against us. If any investor were to prevail in making such assertions in any legal proceeding, it could have a materially adverse impact on our business, operations, and financial condition, as well as the market for our public securities.

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

The amount of the penalties paid or accrued as a result of the defaults described above for the three months ended July 31, 2006 is 36,396 shares of common stock and warrants to purchase an additional 558,120 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors and litigation against us.

From February 27, 2002, when trading in our shares commenced, through the date of this Report, the high and low closing bid prices of our common stock were $3.10 and $0.11, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and include:

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

We issued options to purchase 421,980 shares of our common stock to our former Chairman in fiscal year 2005 and options to purchase 529,510 shares in fiscal year 2006, pursuant to his employment contract. Also, pursuant to the terms of various other agreements entered into by the Company, we also issued or committed to issue options to purchase 2,535,000 shares and 1,464,510 shares in fiscal years 2005 and 2006, respectively, to other employees and directors. As to consultants, in fiscal year 2006 we issued or committed to issue options or warrants to purchase 177,179 shares. Continued issuances of securities of this magnitude may have a dilutive effect on the market price for our common stock and of the percentages of ownership of stockholders, if the options and warrants are exercised, or the notes are converted. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We plan to issue a significant number of additional equity securities in the future and that will dilute the percentage ownership of the present holders or purchasers of our common stock.

There were 67,767,431 shares of our common stock outstanding as of July 31, 2006. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. We also had outstanding as of July 31, 2006, warrants to purchase 19,715,019 and options to purchase 9,534,844 shares of our common stock. As of July 31, 2006, we also had convertible preferred stock outstanding which may be converted at any time into 7,054,676 shares of our common stock and convertible notes which may be converted at any time into 1,066,792 shares of our common stock. If we issue all of the shares underlying for those warrants and options in-the money, based on the July 31, 2006 closing price of our common shares of $0.31, and then outstanding convertible securities, this would result in approximately 14% dilution, of the ownership interest of holders of our common stock, and result in proceeds of approximately $336,000 in cash and approximately $641,000 in forgiveness of indebtedness. Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Our requirement for new equity capital for the financing of operating deficits will continue until we successfully commercialize a product and achieve a sufficient level of positive operating cash flow. Possible costs that would require funding include investments in capital equipment, technology and research and development, marketing initiatives, inventory, accounts receivable and human resources, as well as financial contributions toward potential joint ventures, acquisitions, collaborative projects and other general corporate purposes.

We may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock. Further, we have sold through private placements, warrants that have cashless exercise provisions, in which the holder shall receive a net number of shares based upon the share price on the trading day preceding the exercise date of the warrant if the underlying shares of warrants with cashless exercise provisions are not registered under an effective registration statement by a certain date. As of July 31, 2006, we had outstanding warrants to purchase a total of 5,670,606 shares which may be exercised by means of a cashless exercise. Accordingly, in the event there is a large spread between the exercise price and the share price on the trading day of our common stock, a cashless exercise of warrants could result in a significant amount of additional shares.

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006. This evaluation was carried out by Roger W.A. Spillmann in his capacity as our Chief Executive Officer and Treasurer. Based upon that evaluation, Mr. Spillmann concluded that our disclosure controls and procedures were not effective in meeting our requirements as to the disclosure of material information in our reports filed under the Exchange Act. Two areas of weakness were identified in the evaluation: (i) a lack of segregation of duties due to understaffing and (ii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which we continue to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timelier reporting and disclosure with less reliance on internal auditing. Currently, Mr. Spillmann serves simultaneously as our Chief Executive Officer, President, Treasurer and Secretary. In order to further segregate the duties of our officer positions, we are attempting to recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting, including a full-time Controller. Currently, we employ the use of accounting consultants to serve some of these roles. We can offer no assurance that we will successfully recruit such employees, as our ability to do so is limited by our available capital resources.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with his evaluation of our disclosure controls and procedures as of July 31, 2006, as described above, Mr. Spillmann also determined that during our most recent fiscal quarter, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FILED COMPLAINTS

In January 2005, we were served with a Summons and Class Action Complaint for Violations of Federal Securities Laws, which was filed on October 18, 2004, in the Federal District Court for the Southern District of California under case number SACV04-1226 GLT. The Complaint filed named HiEnergy and its former Chairman, Dr. Bogdan C. Maglich, among other named defendants, on behalf of a class of persons who acquired our stock during the period from February 22, 2002 through July 8, 2004. In February 2005, plaintiff's counsel filed a First Amended Complaint entitled and styled, "In re: HiEnergy Technologies, Inc. Securities Litigation," Master File No. 8:04-CV-01226-DOC (JTLx), alleging various violations of the federal securities laws, generally asserting the same claims involving Philip Gurian, Barry Alter, and our purported failure to disclose their various securities violations including, without limitation, allegations of fraud. The First Amended Complaint seeks, among other things, monetary damages, attorney's fees, costs, and declaratory relief. We engaged two legal firms to vigorously defend us in this matter and assess the impact of the pending lawsuit. On Friday, March 25, 2005, we timely filed responsive pleadings as well as Motions to Dismiss the Plaintiffs' First Amended Complaint arguing that the Complaint failed to state a claim upon which relief can be granted. On June 17, 2005, the Court issued an Order Granting the Motions to Dismiss (the "Order"), finding that the Plaintiffs failed in the First Amended Complaint to allege causation of loss resulting from any alleged omissions and/or misrepresentations of HiEnergy or Dr. Maglich, to sustain a cause of action for securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 of the SEC, that the Plaintiffs had failed to plead actual reliance on any allegedly false or misleading filings of HiEnergy to sustain a claim under Section 18 of the Exchange Act, and that the Plaintiffs had failed to allege a primary violation of any securities laws to sustain a claim for a violation of Section 20(a) of the Exchange Act. On July 5, 2005, the Plaintiffs filed a Second Amended Complaint in compliance with the Court's Order. On October 24, 2005, the Court issued a Minute Order granting in part and denying in part our Motions to Dismiss, finding that the Plaintiffs failed in the Second Amended Complaint to sustain a cause of action for securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 of the SEC against Dr. Maglich and for claims that we filed false and misleading financial statements and executed suspicious stock sales. On November 14, 2005, the Court held a scheduling conference at which the Plaintiff informed us that it would not file a Third Amended Complaint. In accordance with the Scheduling Order from the Court, class representative motions are to be filed within 90 to 120 days and pre-trial conference has been scheduled for September 11, 2007. Our counsel will respond to any motions with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. As of date, the costs to defend the class action have been substantial and it is unable to predict an exact amount, or even a meaningful estimate, of the aggregate costs that may be incurred, at this time.

In October 2005, a claim was filed against us with the Supreme Court of the County of New York, New York by HWH Enterprises ("HWH") (Civil Action No. (Index No. 603438/05). HWH is seeking collection of $101,621.18 allegedly owed to it for public relations services purported to have been provided to us during the prior fiscal year. We have engaged local counsel and intend to defend ourselves and our counsel will respond with appropriate challenges. Depositions had been scheduled in September 2006, but have been delayed. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

On July 27, 2006, we filed a complaint for breach of contract against our former CEO, Dr. Bogdan C. Maglich with the Orange County Superior Court, Santa Ana, California, Case No. 06CC08456. The complaint alleged, among other things, that Dr. Maglich had violated his employee confidentiality agreement and sought injunctive relief, unspecified damages according to proof, interest, and attorneys' fees. On August 1, 2006, the Court granted an ex parte Temporary Restraining Order and Order to Show Cause Why Preliminary Injunction Should Not Be Issued ("TRO"). The TRO provided that, pending hearing on the Order to Show Cause, which the court set for August 22, 2006, Dr. Maglich, his agents, assigns, and all those acting in concert with him were restrained and enjoined from: (i) "violating the Confidentiality and Assignment of Inventions Agreement dated October 7, 2003;" and (ii) "violating the promise contained in your letter agreement with plaintiff dated April 12, 2006 that you 'hereby agree to be bound by the Cure Statements' of your then attorney, . . .attached thereto, that 'Dr. Maglich agrees to refrain from disseminating any information that the Board [of Directors of Plaintiff HiEnergy Technologies, Inc.] believes may be confidential inside information without the Board's approval, and agrees to refrain from disseminating any statements about the Company without the Board's approval." The order continued: "Notwithstanding anything to the contrary herein, defendant is not restrained from making private, bona fide complaints to regulators, police, or prosecutors about the company." As of the date of this report, due to limitations on the removal of directors by the Board under applicable corporate law, Dr. Maglich currently continues to serve as a director.

On August 22, 2006, after oral argument of counsel, the court invited our counsel to submit a proposed preliminary injunction to enjoin disclosure of specific categories of our trade secrets/confidential information. The court declined to issue a preliminary injunction on terms as broad as set forth in the TRO or based upon Dr. Maglich's letter dated April 12, 2006. On September 29, 2006, the Court granted a Preliminary Injunction which restrains and enjoins Dr. Maglich, his agents, assigns, and all those acting in concert with him from violating his confidentiality agreement pending trial.

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

On January 24, 2006, personal legal counsel for our former Chairman, Dr. Bogdan Maglich, submitted a memorandum to our Board of Directors alleging that, despite our payment to Dr. Maglich of salary, bonuses, expenses and other benefits, some of the provisions of his employment agreement had not been implemented, resulting in an adverse financial impact to Dr. Maglich personally. Dr. Maglich's legal counsel proposed to settle this claim for (i) cash or a demand note in the amount of $66,569, (ii) $188,271 worth of common stock registered for sale, and (iii) $232,785 of restricted common stock. On January 25, 2006, Dr. Maglich's personal legal counsel met with our Board during which meeting it was agreed that Dr. Maglich and the Company would attempt to settle the claims. However, in his cross-complaint, Dr. Maglich now claims that the memorandum concluded that the Company owed him $487,000 in unpaid benefits and that the Company "orally agreed" that it owed him this amount. On February 9, 2006, Dr. Maglich's personal legal counsel sent a letter to the Board stating that the failure to accede to these demands and provide Dr. Maglich with certain other requested benefits, could be viewed as a constructive termination and entitle Dr. Maglich to two years severance pay pursuant to his employment agreement and "result in other significant effects on the Company." On February 17, 2006, the Company's Board of Directors removed Dr. Bogdan Maglich from his position as our Chief Executive Officer and suspended him from his duties as Chairman of the Board, Treasurer and Chief Scientific Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES IN THE QUARTER ENDED JULY 31, 2006.

      o In July 2006, we committed to issue 12,132 shares of our common stock, par value $0.001, (the "Shares")and warrants to purchase 188,853 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In July 2006, we issued 125,516 Shares previously committed in the prior year period, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In July 2006, we issued 1,886,600 Shares, previously committed in the prior year period, to The Yocca Law Firm, LLP in settlement and upon conversion of convertible promissory notes issued in connection with legal services rendered in the aggregate amount of $448,722.06, plus $117,257.94 of accrued interest. These holders were accredited investors when they acquired the notes and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In July 2006, we issued 1,001,151 Shares, previously committed in the prior year period, to Richard Melnick in settlement and upon conversion of outstanding convertible promissory notes in the aggregate amount of $300,345. Mr. Melnick is an accredited investor and we believe the issuances of these securities are exempt under
            Section 4(2) of the Securities Act and Regulation D.

      o In June 2006, we committed to issue 180,000 Shares and a warrant to purchase 50,000 shares of its common stock with an exercise price of $0.60 per share to a to Vintage Filings LLC and assigns in exchange for one year Edgar filing services. The holders are accredited investors and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In June 2006, we committed to issue 25,000 Shares to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 Shares. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

      o In June 2006, we issued 12,132 Shares and committed to issue warrants to purchase 186,038 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In June 2006, we committed to issue 775,000 Shares to Yeffet Security Consultants, Inc. as part of a settlement agreement of a claim filed against us. The holder is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In June 2006, we committed to issue 125,000 Shares of common stock to Vladimir Stanich, an engineering consultant in settlement for $52,500 in consulting services earned from February 15, 2006 to May 30, 2006, pursuant to the terms of an engagement agreement. Mr. Stanich is an accredited investor and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In June 2006, we issued to Dr. Robert J. Neborsky a convertible note payable ("CNP") for $80,000, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 100,000 Shares at a price of $0.45 per Share, in exchange for a loan of $80,000. In July 2006, we repaid $80,000 of the CNP together with $657 of accrued interest. The holder is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In May 2006, we issued 12,132 Shares and committed warrants warrants to purchase 183,225 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

      o In May 2006, we issued to Bruce Steinberg a convertible note payable ("CNP") for $100,000, bearing interest at 10% per annum and convertible into Shares at $0.30 per Share, with warrants to purchase 100,000 Shares at a price of $0.45 per Share, in exchange for a loan of $100,000. In August 2006, we repaid $100,000 of the CNP together with $2,383 of accrued interest. The holder is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In May 2006, we issued to Dr. Robert J. Neborsky convertible note payable ("CNP") for $85,000 in exchange for cash of $85,000, which bear interest at 10% per annum. The CNP were issued with detachable warrants to purchase 40,000 shares of common stock with a three year term at an exercise price of $0.60 per share. In June 2006, the CNP were automatically exchanged into our Series B Convertible Preferred Offering at a 10% discount pursuant to the terms of the CNP. The holder is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In May 2006, we issued to Katherine Wiener convertible note payable ("CNP") for $50,000 in exchange for cash of $50,000, which bear interest at 10% per annum. The CNP were issued with detachable warrants to purchase 40,000 shares of common stock with a three year term at an exercise price of $0.60 per share. In June 2006, the CNP were automatically exchanged into our Series B Convertible Preferred Offering at a 10% discount pursuant to the terms of the CNP. The holder is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

      o In May 2006, we issued 611,892 Shares, previously committed in the prior year period, to Jackson Asset Management and Richard Melnick in exchange for $122,378 upon the exercise of warrants by accredited investors. We believe the issuances of these securities are exempt from registration pursuant to Sections 4(2) and 3(a)(9) of the Securities Act of 1933 and Regulation D.

SERIES B PREFERRED

In June 2006, we issued 211.64 shares of our Series B Convertible Preferred Stock to various accredited investors together with Series B-1 Warrants and Series B-2 Warrants to purchase 2,186,403 at $0.45 per share and 1,464,269 at $0.60 per share, respectively. An aggregate of convertible notes payable ("CNP") of $552,653, previously issued, together with accrued interest were exchanged into our Series B Convertible Preferred Offering at a 10% discount pursuant to the terms of the CNP. In connection with the offering, we paid a commission in the amount of $187,267, together with a warrant to purchase 335,711 shares of our common stock at $0.30 per share to Burnham Hill Capital Partners, a division of Pali Capital, a licensed broker-dealer.

The Series B Preferred Shares are convertible into shares of common stock of the Company at $0.30 per share (the "Conversion Price"). The Conversion Price is subject to downward adjustments in the event the Company issues or sells more common stock, however are not required to make any adjustment to the Conversion Price upon (i) issuances of any additional shares of common stock and warrants therefore in connection with a merger, acquisition or consolidation, (ii) issuances of additional shares of common stock pursuant to a bona fide firm underwritten public offering of securities, (iii) any issuances of warrants to purchase shares of common stock issued pursuant to the Agreement, (iv) issuances of securities pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date hereof or issued pursuant to the Agreement, (v) issuances of warrants to the placement agent for the transactions contemplated by the Agreement or in connection with other financial services rendered to the Company, (vi) the payments of any dividends on the Series B Preferred Stock, (vii) issuances of additional shares of common stock in connection with license agreements, joint ventures and other strategic partnering arrangements so long as such issuances are not for the primary purpose of raising capital, and (viii) issuances of common stock or the issuance or grants of options to purchase common stock pursuant to the Company's stock option plans and employee stock purchase plans outstanding on the date hereof.

The Series B Preferred Shares have a liquidation preference of $10,000 per share. The Series B Holders are entitled to receive, out of any assets at the time legally available thereof and as declared by the Board of Directors, dividends at the rate of 8% per share per annum until January 1, 2007, at which time this rate will increase to 10%. If the Company has an effective registration statement for the sale of the common shares to be received in conversion of the Series B Preferred Shares and the closing bid price of the Company's traded shares exceeds $1.00 for a period of 20 consecutive trading days, the Series B Preferred Shares will automatically convert into shares of common stock of the Company. On June 30, 2006, we committed to issue 241,874 shares of our common stock in lieu of cash at the rate of 8% percent per annum, as a prepayment of dividends for the first six months following the closing pursuant to the offering terms.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                                  EXHIBIT INDEX

   EXHIBIT
    NUMBER    DESCRIPTION
------------- -----------
2.1 (1)       Voluntary Share Exchange Agreement by and between HiEnergy
              Technologies, Inc. and HiEnergy Microdevices, Inc. dated March 22,
              2002

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

                                        HIENERGY TECHNOLOGIES, INC.


Date: October 12, 2006                  /s/ Roger W.A. Spillmann
                                        ----------------------------------------
                                        Roger W.A. Spillmann,
                                        Chief Executive Officer, President,
                                        and Treasurer
                                        (Principal Executive Officer and