Form 10QSB
period 2006-10-31
HIENERGY TECHNOLOGIES INC
filed 2006-12-20
CIK 1112424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                 For the quarterly period ended October 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 20, 2006, the issuer had 68,851,390 shares of Common Stock, par value $0.001 per share, 219.64 shares of Series B Convertible Preferred Stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           HIENERGY TECHNOLOGIES, INC.

                                    Index to

                         Quarterly Report on Form 10-QSB

                      For the Period Ended October 31, 2006

                         PART I - FINANCIAL INFORMATION

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets as of October 31, 2006 (unaudited)
        and April 30, 2006                                                   3

        Consolidated  Statements of  Operations  for the Three and Six
        Months Ended October 31, 2006 and 2005 (unaudited) and for the
        Period from August 21,  1995  (Inception)  to October 31, 2006
        (unaudited)                                                          4

        Consolidated Statements of Cash Flows for the Six Months Ended
        October 31, 2006 and 2005  (unaudited) and for the Period from
        August 21, 1995 (Inception) to October 31, 2006 (unaudited)         5-6

        Notes to the Consolidated Financial Statements (unaudited)           8

Item 2  Management's Discussion and Analysis and Plan of Operation          34

Item 3  Controls and Procedures                                             70

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                   70

Item 2  Changes in Securities                                               71

Item 3  Default Upon Senior Securities                                      74

Item 4  Submission of Matters to a Vote to Security Holders                 75

Item 5  Other Information                                                   75

Item 6  Exhibits and Reports on Form 8-K                                    76

SIGNATURES                                                                  83

                                          HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                         (DEVELOPMENT STAGE COMPANIES)
                                                            CONSOLIDATED BALANCE SHEET
                                  AS OF OCTOBER 31, 2006 AND YEAR ENDED APRIL 30, 2006


                                                         October 31
                                                            2006           April 30
                                                        (Unaudited)          2006
                                                      ---------------  ---------------
 CURRENT ASSETS
       Cash and cash equivalents                      $        6,598   $       51,281
       Accounts receivable                                         -           37,398
       Inventory, net                                        794,718          875,218
       Other current assets                                  169,856           22,992
                                                      ---------------  ---------------

            Total current assets                             971,172          986,889
                                                      ---------------  ---------------

 PROPERTY AND EQUIPMENT, net                                 660,193          788,722
                                                      ---------------  ---------------

 TOTAL ASSETS                                         $    1,631,365   $    1,775,611
                                                      ===============  ===============

 CURRENT LIABILITIES
       Cash advances                                               -           22,453
       Accounts payable                                    2,316,425        2,090,182
       Accrued expenses                                      126,552          629,383
       Accrued payroll and payroll taxes                     200,396          258,262
       Accrued interest                                      108,304           78,487
       Capital lease obligations                              11,000            8,455
       Notes payable                                         196,666            7,125
       Notes payable - related parties                       145,000           85,000
       Convertible notes payable                             497,607          583,018
       Convertible notes payable - related parties                 -           40,853
       Other current liabilities                             982,709          703,105
                                                      ---------------  ---------------

            Total current liabilities                      4,584,659        4,506,323

 LONG-TERM CAPITAL LEASE OBLIGATIONS                               -            8,106

            Total liabilities                              4,584,659        4,514,429
                                                      ---------------  ---------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
       Preferred stock,  $0.001 par value
         20,000,000 shares authorized
         219.64 shares issued and outstanding                      -                -
       Common stock.  $0.001 par value
          100,000,000 shares
          authorized 68,851,390 and 64,202,668
          shares issued and outstanding                       68,851           64,203
       Additional paid-in capital                         41,015,816       35,802,969
       Committed common stock.  1,272,200
           and 3,964,635 shares, respectively                376,956        1,826,598
       Deficit accumulated during
           the development stage                         (44,414,917)     (40,432,588)
                                                      ---------------  ---------------

            Total shareholders' deficit                   (2,953,294)      (2,738,818)
                                                      ---------------  ---------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $    1,631,365   $    1,775,611
                                                      ===============  ===============

                                                                                   HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 AND
                                                            FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2006
-------------------------------------------------------------------------------------------------------------------------------



                                                                                                                    For the
                                                                                                                  Period from
                                                                                                                   August 21,
                                                For the Three Months Ended         For the Six Months Ended           1995
                                              -------------------------------  --------------------------------   (Inception) to
                                                October 31,     October 31,      October 31,       October 31,    October 31,
                                                   2006             2005            2006              2005            2006
                                                (unaudited)     (unaudited)      (unaudited)       (unaudited)    (unaudited)
                                              ---------------  --------------  ---------------    -------------  --------------
 OPERATING EXPENSES
       General and administrative             $      928,038   $     972,065   $    1,712,832     $  2,067,804   $  26,649,094
       Research and development                      395,233         436,826          785,574          854,842       6,027,266
                                              ---------------  --------------  ---------------    -------------  --------------

 TOTAL OPERATING EXPENSES                          1,323,271       1,408,891        2,498,406        2,922,646      32,676,360

 LOSS FROM OPERATIONS                             (1,323,271)     (1,408,891)      (2,498,406)      (2,922,646)    (32,676,360)
                                              ---------------  --------------  ---------------    -------------  --------------

 OTHER INCOME (EXPENSE)
       Interest income                                                    32                                51          10,123
       Other income                                                                                        480          19,434
       Interest expense                             (108,995)       (141,915)        (684,308)        (171,763)     (2,468,117)
       Induced Conversion Expense                                                                                     (733,460)
       Financing expense                                                                                              (223,710)
       Loss on Disposal of Equipment                                 (75,288)          (2,614)        (101,381)         (2,614)
       Loss on foreign currency transaction             (224)                          (3,711)                         (13,813)
       Penalty expense on issuance of
        convertible promissory notes
        as a penalty for late registration                                                             (12,000)        (63,000)
       Penalty expense on issuance of
        common stock and warrants
        as a penalty for late registration          (131,204)       (533,301)        (181,867)      (1,005,409)     (6,207,960)
                                              ---------------  --------------  ---------------    -------------  --------------

 Total other expense, net                           (240,423)       (750,472)        (872,500)      (1,290,022)     (9,683,117)
                                              ---------------  --------------  ---------------    -------------  --------------

 LOSS BEFORE PROVISION FOR INCOME TAXES           (1,563,694)     (2,159,363)      (3,370,906)      (4,212,668)    (42,359,477)

 PROVISION FOR INCOME TAXES                                -               -                -                -          14,983
                                              ---------------  --------------  ---------------    -------------  --------------

 NET LOSS                                         (1,563,694)     (2,159,363)      (3,370,906)      (4,212,668)    (42,374,460)

 BENEFICIAL CONVERSION FEATURE GRANTED
       ON PREFERRED STOCK                            (10,825)              -         (523,567)               -      (1,290,998)

 PREFERRED STOCK DIVIDEND                             (3,200)              -          (87,856)               -        (749,459)
                                              ---------------  --------------  ---------------    -------------  --------------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $   (1,577,719)  $  (2,159,363)  $   (3,982,329)    $ (4,212,668)  $ (44,414,917)
                                              ===============  ==============  ===============    =============  ==============


 Net loss per share                           $        (0.02)  $       (0.04)  $        (0.06)    $      (0.08)
                                              ===============  ==============  ===============    =============

 BASIC AND DILUTED LOSS AVAILABLE TO
       COMMON SHAREHOLDERS PER SHARE          $        (0.02)  $       (0.04)  $        (0.06)    $      (0.08)
                                              ===============  ==============  ===============    =============

 BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES OUTSTANDING              $   69,555,976   $  52,142,680   $   69,241,702     $ 50,224,137
                                              ===============  ==============  ===============    =============

                                                                            HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                           (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 AND
                                                     FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2006
------------------------------------------------------------------------------------------------------------------------

                                                                                                             For the
                                                                                                           Period from
                                                                                                           August 21,
                                                                           For the Six Months Ended           1995
                                                                        -------------------------------   (Inception) to
                                                                          October 31       October 31      October 31
                                                                             2006             2005            2006
                                                                          (unaudited)     (unaudited)      (unaudited)
                                                                        ---------------  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $   (3,370,906)  $  (4,212,668)  $  (42,374,460)
      Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities
           Depreciation                                                        127,558         165,875          898,277
           Loss on inventory impairment                                         16,500          37,000           80,398
           Loss on disposal of property and equipment                            2,614         101,381          167,196
           Gain on payroll tax settlement                                            -                         (344,947)
           Issuance or committed issuance of common stock
             for services rendered                                              63,963         196,471        5,726,597
           Issuance or committed issuance of common stock
             for contribution                                                        -          16,250           16,250
           Common stock issued for legal settlement                                  -               -           13,440
           Issuance of common stock as compensation expense
             for services rendered from minority shareholders                        -               -           18,923
           Warrants issued or committed for services rendered                    5,507          36,678        1,023,904
           Financing expense in connection with the
             issuance of warrants                                                    -         106,904          957,170
           Expensing of stock options for services rendered                    184,522          32,000        2,564,968
           Additional compensation to officer in the form of
             convertible note payable - related party                                -               -           42,171
           Amortization of deferred compensation                                     -                        1,646,192
           Amortization of debt discount on convertible
             notes payable                                                     617,025           4,168        2,076,447
           Issuance of convertible notes payable as a penalty for the
            delayed registration of the underlying common stock                      -          12,000           63,000
           Issuance or committed issuance of common stock as a penalty
             for the delayed registration of shares of common stock             20,382         372,706        3,789,663
           Issuance or commitment to issue warrants as a penalty for the
             delayed registration of the underlying common stock                97,102         632,703        2,353,429
           (Increase) decrease in
                Accounts receivable                                             37,398         242,360               (2)
                Inventory                                                       64,000        (330,077)      (1,018,484)
                Other current assets                                           (77,764)         27,438         (130,716)
           Increase (decrease) in
                Accounts payable                                               203,791         852,340        3,184,443
                Accrued expenses                                               (80,831)         53,815          548,552
                Accrued payroll and payroll taxes                              (57,866)         52,817          967,096
                Accrued interest                                                32,764          53,358          321,484
                Other current liabilities                                      279,605         308,851          982,709
                                                                        ---------------  --------------  ---------------

Net cash used in operating activities                                       (1,834,636)     (1,237,630)     (16,426,300)
                                                                        ---------------  --------------  ---------------

                                                                            HIENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                                           (DEVELOPMENT STAGE COMPANIES)
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 AND
                                                     FOR THE PERIOD FROM AUGUST 21, 1995 (INCEPTION) TO OCTOBER 31, 2006
------------------------------------------------------------------------------------------------------------------------

                                                                                                             For the
                                                                                                           Period from
                                                                                                           August 21,
                                                                           For the Six Months Ended           1995
                                                                        -------------------------------   (Inception) to
                                                                          October 31       October 31      October 31
                                                                             2006             2005            2006
                                                                          (unaudited)     (unaudited)      (unaudited)
                                                                        ---------------  --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                        (1,644)       (652,889)      (1,543,804)
      Sales of property and equipment                                                -          21,250           21,250
                                                                        ---------------  --------------  ---------------

Net cash used in investing activities                                           (1,644)       (631,639)      (1,522,554)
                                                                        ---------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock in
       private placement                                                             -               -        3,547,406
      Offering costs on issuance of common stock in
            private placement                                                        -               -         (196,793)
      Proceeds from issuance or committed issuance of common stock                   -       1,620,000        6,315,424
      Offering costs on issuance of common stock                                     -         (42,000)        (262,148)
      Proceeds from the issuance of preferred stock                          1,493,750               -        2,473,051
      Offering costs on issuance of preferred stock                           (231,133)              -         (410,035)
      Proceeds from issuance of common stock subject
        to rescission rights                                                         -                        1,355,000
      Proceeds from issuance of common stock subject to buy-back                     -               -          250,518
      Proceeds from collection of subscription receivable for net
        sales of common stock subject to buy-back                                    -               -          443,482
      Recapitalization of reverse merger                                             -               -               14
      Proceeds from exercise of stock options in subsidiary                                                       7,164
      Proceeds from bank overdraft                                                               3,793            3,793
      Proceeds from issuance of common stock upon exercise
        of warrants                                                                  -               -        1,663,509
      Proceeds from notes payable                                              189,541                          248,541
      Payment on capital lease obligations                                      (5,561)           (976)         (12,322)
      Payment on notes payable                                                       -         (30,000)         (39,447)
      Proceeds from issuance of notes payable - related parties                 60,000                        1,004,060
      Payments on notes payable - related parties                                    -                         (807,265)
      Proceeds from convertible notes payable                                  385,000         300,000        1,385,000
      Payments on convertible notes                                           (100,000)              -         (200,000)
      Proceeds from convertible notes payable - related parties                      -               -          111,900
      Payments on convertible notes payable - related parties                        -               -          (35,400)
      Proceeds from convertible notes payable
        subject to rescission rights                                                 -               -          685,000
      Proceeds from collection of subscription receivable for
        sale of convertible note payable sold subject to rescission rights           -               -          425,000
                                                                        ---------------  --------------  ---------------

Net cash provided by financing activities                                    1,791,597       1,850,817       17,955,452
                                                                        ---------------  --------------  ---------------

Net increase (decrease) in cash and cash equivalents                           (44,683)        (18,452)           6,598

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  51,281          18,452                -
                                                                        ---------------  --------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $        6,598   $           -   $        6,598
                                                                        ===============  ==============  ===============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                    $        7,963   $       4,641   $       36,307
                                                                        ===============  ==============  ===============

       Income taxes paid                                                $            -   $           -   $       14,983
                                                                        ===============  ==============  ===============

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company issued or committed to issue 921,995, 333,359 and 15,732,459 shares of common stock, respectively, for services rendered or to be rendered. The shares of common stock were valued at $227,600, $233,391, and $6,039,333, respectively.

Of the 921,995, common shares issued or committed to be issued during the six months ended October 31, 2006, 625,000 common shares off-set accounts payable in the amount of $112,500.

Of the shares valued at $75,600 for services rendered or to be rendered during the six months ended October 31, 2006, $44,100 remained capitalized as prepaid services as of October 31, 2006, pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

During the six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company expensed $20,382, $372,706, and $3,789,692, respectively, for the issuance or committed issuance of 72,792, 1,423,025 and 3,716,886 shares of common stock, respectively, as a penalty for the late registration of common stock.

During the six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company expensed $102,609, $632,703, and $2,358,936, respectively, for the issuance or committed issuance of warrants to purchase 1,191,538, 2,424,057, and 7,542,861 shares of common stock, respectively, as a penalty for the late registration of the common shares underlying investor warrants.

During the six months ended October 31, 2006, the Company issued 55.3 shares of convertible preferred stock and warrants to purchase 921,088 shares of common stock, in connection with the exchange of certain outstanding convertible notes payable in the amount of $491,500 and accrued interest of $10,912.

During the six months ended October 31, 2006, the Company issued 2.5 shares of convertible preferred stock, as offering costs to a placement agent with a redemption value of $25,000.

During the six months ended October 31, 2006, the Company recorded debt discounts totaling $152,760 upon issuance of notes and convertible notes payable in the face amount of $385,000 with detachable warrants to purchase 390,000 common shares.

During the six months ended October 31, 2006 and 2005, the Company issued or committed to issue warrants to purchase 568,712 and warrants to purchase 324,444 shares of common stock as offering costs, respectively.

During six months ended October 31, 2006, the Company issued 775,000 unregistered shares of common stock for the settlement of litigation valued at the fair market of the common stock issued of $294,500.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the six month periods ended October 31, 2006 and 2005, and the period from August 21, 1995 (inception) to October 31, 2006, the Company incurred net losses of approximately $3,370,906, $4,212,668, and $42,374,460, respectively, and had negative cash flows from operations of approximately $16,426,300 for the period from August 21, 1995 (inception) to October 31, 2006. In addition, the Company had an accumulated deficit of $44,414,917 and was in the development stage as of October 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the capital raised as of October 31, 2006 through private placements, the Company is currently attempting to raise additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs, unless and until the Company's generates sales at a sufficient level to cover operating expenses. The Company is also involved in various litigation matters. Although the effect of such litigation on the Company's financial statements is indeterminable at this time, in certain cases the Company has entered into various settlement agreements pursuant to which it must make cash payments within certain deadlines. If the Company does not have sufficient cash on hand to meet its obligations under these settlement agreements, it may be subject to judgments which could adversely affect the Company's ability to continue as a going concern.

Historically, the Company has been able to raise capital through self-managed private placements of our equity to accredited and institutional investors. From October 2005 to November 2006, the Company received through private placements a total of approximately $3.7 million in proceeds from financing activities, including $856,500 from the sale of convertible notes payable, $1.6 million from the exercise of warrants through its special warrant offer, $210,000 from the sale of promissory notes, as well as net proceeds of $1.3 million from the sale of the Company's Series B Convertible Preferred stock as part of a private placement of up to $5 million of Series B Convertible Preferred Shares, as further discussed in Note 16.

Until such time as the Company can (i) generate sufficient sales revenues to fund its operations and research and development costs; and/or (ii) leverage its financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, the Company will be required to raise an additional $3 to$4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of its plan and the reduction of operating expenses. While the Company believes it will be able to obtain the additional financing, there can be no assurance that such financing will be available on acceptable terms and conditions, or at all. Furthermore, there can be no assurance that the Company will be successful in implementing its plan.

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

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period, and actual results could differ from those estimates. Results of operations for the six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007, or for any other period.

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

Accounts Receivable

Accounts receivable consist of amounts which become due from customer for products or services under a purchase agreement or amounts earned under grants and/or development agreements, and are due in 30 to 60 days.

Inventories

The Company values its inventory at the lower of cost or market with cost being determined using the first-in, first-out method. The Company evaluates the carrying value of its inventory and reserves for potentially excess and obsolete inventories based on estimated demand quantities on hand, physical condition and technical functionality. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit. Inventory used for research and development is expensed with appropriate state use tax accrued in the period such inventory is used. Total inventory held at October 31, 2006 was $794,718 and consisted entirely of components acquired in anticipation of future assembly and sale, and is stated net of allowances for excess and obsolete inventory.

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

The Company has issued convertible notes payable with beneficial conversion features, with and without detachable warrants. Where the Company has issued convertible notes payable with beneficial conversion features without detachable warrants the difference between the conversion price and the fair value of the common stock, at the commitment date, is recorded as a debt discount and is amortized to interest expense over the redemption period of the convertible note payable, in accordance with EITF No.'s 98-5 and 00-27. The redemption period is the shorter of the period to maturity, conversion, or other event which requires the Company to satisfy the convertible note payable.

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

Penalties Associated with Late Registration of Common Stock

The Company has entered into Stock Purchase Agreements ("SPA") and Convertible Note Purchase Agreements ("CNPA") that include provisions that require the Company to register, as freely trading, the shares of common stock and the shares of common stock issuable upon exercise of warrants or conversion of convertible notes payable within certain deadlines, in a Registration Statement on Form SB-2. Furthermore, if such shares of common stock are not registered within certain deadlines, a penalty becomes payable or accruable in like securities. The common stock, warrants and convertible notes payable (the "penalty securities") issued for late registration are described in Notes 17 and 18, and the commitment to issue such penalty securities is described in Notes 16 and 20.

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

Warrants

Noncash Exercise of Warrants - The Company will issue on occasion warrants to purchase common stock where the holder is entitled to exercise the warrant, utilizing a non-cash transaction. In this case, the holder upon exercise pays the exercise price in shares of common stock based on the fair value of the shares on the exercise date.

Warrants Issued As Financing and Offering Costs - The Company issues common stock with detachable warrants to investors. The company will also issue warrants to shareholders who identify and arrange for successful third party investors in the Company's common stock. These warrants are recorded as a cost of capital.

Stock-Based Compensation

As of May 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company's fiscal year ending April 30, 2007. The Company's unaudited Consolidated Financial Statements as of and for the six months ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's unaudited Consolidated Financial Statements for periods prior to May 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized under SFAS 123(R) consists of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Company's unaudited Consolidated Statement of Operations for the six months ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company's unaudited Consolidated Statement of Operations for the six months ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

During the six months ended October 31, 2006, stock-based compensation awards totaling 622,500 options were made. The awards had a weighted average fair value of $.18, vest over a 12 to 18 month period of service and are exercisable at $.30 to $.38 over a 6 year period from the date of grant. The Company's Stock Incentive Plan approved by shareholders reserved 2,000,000 shares of common stock for issuance to be issued directly or underlying options, all of which have been awarded.

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations. The weighted average fair value of stock options granted during the six months ended October 31, 2006 was $0.18. For stock options granted during the six months ended October 31, 2006, the weighted average assumptions for grants were a risk free interest rate of 5% an expected life of 2 years, volatility of 104% and dividend yield of 0%.

During the six months ended October 31, 2006, 1,045,000 options were forfeited by departing officers and directors of the company and 515,000 options were forfeited by departing non-officer employees of the company. The company assumes that the current employment base will be sustained and does not believe that historical option forfeiture rates are applicable towards estimating stock-based compensation expense incurred year-to-date or to be incurred as options vesting in the near future. In the absence of applicable historical data, the Company has estimated its forfeiture rate at 0%.

The following table presents net loss attributable to common stockholders and loss per share for the six month period ended October 31, 2005, as reported, to the pro forma amounts that were recorded based on the fair value on the grant dates consistent with the method of SFAS No. 123, prior to the adoption of SFAS 123(R) on May 1, 2006:

                                                                        2005
                                                                    -----------

Net loss attributable to common stockholders                        $(4,212,668)
Stock-based employee compensation included in
   reported net income                                                   32,000
Total stock-based employee compensation expense
  determined under fair value based methods for
  all awards, net of related tax effects                               (614,076)
                                                                    -----------
Pro forma net loss attributable to common stockholders              $(4,794,744)

Basic loss per share:
  As reported                                                             (0.08)
  Pro forma                                                               (0.10)

The following table represents the employee stock option activity during the period for the six months ended October 31, 2006:

                                                                                                 Wt Ave
                                                               Wt Ave        Aggregate         Remaining
                                             Number of        Exercise       Instrinsic       Contractual
                                               Shares          Price           Value           Term (Yrs)
                                            -------------    -----------    -------------    ---------------

Outstanding Options @ 4/30/06                  7,678,439         $ 0.66
Granted                                          622,500         $ 0.18
Exercised                                              0         $    -
Forfeited                                    (1,560,000)         $ 0.61
                                             -----------

Options Outstanding @ 10/31/06                 6,740,939         $ 0.65              $ 0                3.3

Options Exercisable  @ 10/31/06                5,973,439         $ 0.68              $ 0                3.8


The weighted average fair value at date of grant for options granted was estimated using the Black-Scholes option-pricing model. Assumptions used by the Company related to the six months ended October 31, 2006 were:

         Dividend Yield: 0%
         Expected stock price volatilty: 104%
         Risk Free Interest Rate Range: 4.96% thru 5.22%
         Expected Life of Options: 2 years

The number of shares available for future stock grants to employees and directors was zero at October 31, 2006. No options were exercised in the six months period ended October 31, 2006.

The following table summarizes our non-vested stock option activity for the six month period ended October 31, 2006.

                                                              Wt Ave     Approximate
                                                 Number        Fair         Fair
                                                of Shares      Value       Value
                                                 -------      --------    ---------


Non-vested stock options @ 4/30/06               770,000      $   0.39
Vested                                          (456,250)     $   0.40     $184,522
Forfeited                                       (292,500)     $   0.30
Granted                                          622,500      $   0.18     $112,808
                                                 -------      --------

Non-vested stock options @ 10/31/06              643,750      $   0.22
                                                 =======      ========

During the six months ended October 31, 2006, the Company recognized $184,522 in compensation expense which has been classified to general and administrative expense. The Company has not recognized any tax benefit as the Company has recorded a full valuation allowance against deferred tax assets. See Note 19.

The approximate fair value of the unvested stock options outstanding at October 31, 2006, totaled $141,038. The Company expects to recognize this expense as follows:

Remaining this FY'07                              $ 87,032
FY'08                                               54,006
                                            --------------
                      Total                      $ 141,038
                                            ==============

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

                                                                                   As of October 31,
                                                                         --------------------------------------
                                                                                 2006              2005
                                                                         --------------------------------------
        Stock Options                                                               9,399,844        8,715,655
        Warrants                                                                   20,453,111       30,342,006
        Series B Preferred Stock                                                    7,321,333                -
        Committed Common Stock                                                      1,272,200        1,460,612
        Convertible notes payable and accrued interest - related
           parties                                                                          -          547,714
        Convertible notes payable and accrued interest                                918,626        1,164,918
        Shares of common stock deemed subject to rescission rights                          -           68,546
        Shares held by Company to be issued upon
           payment of outstanding promissory notes                                    704,190          704,190
                                                                                -------------------------------
                                                                    Total          40,069,304       43,003,641
                                                                                -------------------------------

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. The Company has recently commenced acquiring inventory and has no sales or cost of goods, as such, the adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years which begin after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's consolidated results of operations and financial condition.

In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", as well as APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." This guidance nullifies certain requirements of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005. The adoption does not have a material impact on the Company's consolidated results of operations and financial condition.

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that SFAS 157 may have on its financial position or results of operations.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is still evaluating the statement but does not expect the adoption of SFAS 158 to have a material impact on the Company's consolidated financial statements.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets consisted of the following as of the periods ended:

                                           October 31, 2006    April 30, 2006
                                               --------         --------

 Prepaid professional services                 $ 69,100         $     --
 Insurance premiums                              92,051           13,287
 Other                                            8,705            9,705
                                               --------         --------

Total                                          $169,856         $ 22,992
                                               ========         ========

NOTE 5 - INVENTORY

Total net inventory as of October 31, 2006 was $794,718. The Company values its inventory at the lower of cost or market. The Company performs quality control reviews of its components to ensure that each component meets the quality and design standards required for final assembly of finished goods. For components identified as possibly defective or of not meeting the specific design requirements for finished goods, the company records an inventory reserve for components of uncertain use in product assembly or records an impairment charge for components which require additional work to bring them to the quality and standard of product design or written off if determined that the component is obsolete and virtually incompatible with the design and standard of finished goods. At October 31, 2006, included in net inventory is a $53,500 inventory reserve for components owned by the Company which were being repaired at October 31, 2006. In addition, included in operating loss for the six months ended October 31, 2006 is $25,826 for restocking fees on the return of inventory previously purchased by the Company.

SFAS 2, "Accounting for Research and Development Costs", allows an enterprise to draw from its normal inventory and convert the inventory for research and development purposes as a capital asset. During the six months October 31, 2006, the Company did not convert any of its inventory to research and development equipment.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the periods ended:

                                        October 31, 2006     April 30, 2006
                                            ----------        ----------

Equipment                                   $1,194,373        $1,196,786
Furniture and fixtures                          85,903            85,903
Leasehold improvements                          51,150            51,150
                                            ----------        ----------
                                             1,331,426         1,333,839

Less accumulated depreciation                  671,233           545,117
                                            ----------        ----------

                    Total                   $  660,193        $  788,722
                                            ==========        ==========

Depreciation and amortization expense for the six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, was $127,558, $165,875, and $898,277 respectively.

NOTE 7 - ACCRUED PAYROLL AND PAYROLL TAXES

At April 30, 2004, the Company's former subsidiary, Microdevices, recorded a payroll tax liability of approximately $386,000 for potential payroll taxes due for unknowlingly filing incomplete payroll tax returns or not filing payroll tax returns with respect to the issuance of shares of Microdevices common stock to officers, employees, directors, legal advisors and consultants for services rendered prior to April 30, 2002. Prior to April 30, 2006, we amended previously filed payroll tax returns and filed missing tax returns to ensure that the Microdevices payroll tax returns were in compliance with payroll tax regulations for the payroll tax period of 1998 through June 30, 2002 and allowed the taxing authorities to determine and assess the payroll tax, penalties and interest due for these periods. As result, the Company paid approximately $25,000 in payroll taxes, penalties and interest during the 2006 fiscal year and entered into an installment agreement with the Internal Revenue Service to make $2,000 monthly payments on tax only principal due of $44,317. As of April 30, 2006, based on this IRS assessment, we reduced the $386,000 estimated payroll tax accrual to the actual IRS assessment and recorded the approximate $345,000 adjustment to operating expenses. At October 31, 2006, the balance of the Microdevices liability assessed by the Internal Revenue Service for 1998 through June 30, 2002 was $43,279 for the installment note and related penalties and interest due.

Excluding the payroll tax liability mentioned above, the Company had accrued payroll and payroll taxes of $157,118 as of October 31, 2006. This amount includes $73,007 in accrued payroll and payroll tax, $33,083 of deferred salary, as well as $51,028 for earned vacation of employees

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following as of the periods ended:

                                                                            October 31, 2006     April 30, 2006
                                                                                  -------            -------
       Capital lease for equipment, secured by the equipment with an effective interest rate of 17.205% per annum through October 2007, with monthly
         payments in the amount of $237                                           $ 2,398            $ 3,556

       Capital lease for equipment, secured by the equipment, with an effective interest rate of 8.99% per annum through October 2007, with monthly
         payments in the amount of $817.64                                          8,602             13,005
                                                                                  -------            -------
                                                                                   11,000             16,561

       Less current portion                                                        11,000              8,455
                                                                                  -------            -------
       Long-term portion                                                          $     0            $ 8,106
                                                                                  =======            =======

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following as of the periods ended:

                                                                           October 31, 2006    April 30, 2006
                                                                              --------           -----------
Notes payable to former employees for deferred compensation, unsecured
 and bearing interest at 5% per annum                                         $  7,125           $     7,125
                                                                              --------           -----------
Notes payable to former consultant due in connection with settlement
 agreement, bearing interest at 5% per annum, and due on demand                189,541                    --
                                                                              --------           -----------
                                                                               196,666                 7,125

Less current portion                                                           196,666                 7,125
                                                                              --------           -----------
Long-term portion                                                             $     --           $        --
                                                                              ========           ===========

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following as of the periods ended:

                                                                            October 31, 2006      April 30, 2006
                                                                                --------             --------
 Notes payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, or 15% per annum
  upon default, and due on demand                                               $ 40,000             $ 40,000

 Note payable to a shareholder of the Company, unsecured,
  bearing interest at 10.5% per annum, and due on demand                          45,000               45,000

 Note payable to a board member of the Company, secured and
  bearing interest at 10% per annum                                               60,000                   --
                                                                                --------             --------
                                                                                 145,000               85,000

Less current portion                                                             145,000               85,000
                                                                                --------             --------

 Long-term portion                                                              $     --             $     --
                                                                                ========             ========

NOTE 11 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties consisted of the following as of the periods ended:

                                                                          October 31, 2006      April 30, 2006
                                                                              --------             --------

 Convertible notes payable ("CNP") to two board members, unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants estimated effective annual interest rates in the range of 27% to 52%, due in March and April 2007. The CNP were issued with detachable warrants to purchase 22,600 shares of common stock at $0.60 per share with a three year term. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. The face value of the CNP was $56,500, the recording of which reflects an unamortized debt discount of $15,647 for the relative values of the beneficial conversion feature and detachable warrants. In June
   2006, pursuant to the terms of the CNP, the CNP together with accrued interest were automatically exchanged at a 10% discount into shares of the Company's Series B Convertible Preferred
   Stock.


                                                                            $    --              $40,853
                                                                            -------              -------
                                                                                 --               40,853
Less current portion                                                             --               40,853
                                                                            -------              -------
 Long-term portion                                                          $    --              $    --
                                                                            =======              =======

NOTE 12 - CONVERTIBLE NOTES PAYABLE

                                                                          October 31, 2006      April 30, 2006
                                                                              --------             --------
Convertible notes payable ("CNP") to various investors, unsecured, bearing interest at default rate of 12% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 31% to 74%, due in October and November 2006. The CNP were issued with detachable warrants to purchase 400,000 shares of common stock at $0.80 per share with a three year term. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.60 per share at any time until the later of the prepayment date or the maturity date. The face value of the CNP is
$500,000, the recording of which reflects an unamortized debt discount of $2,393 for the relative values of the beneficial conversion feature and detachable warrants. Any outstanding balance of the CNP, plus any unpaid interest, will be automatically exchanged into the next financing secured by the Company in the amount of $2,500,000 or above, at a 10%
discount. During the Company's special warrant offer, 360,000 shares of common stock were purchased upon exercise of the detachable warrants at a reduced exercise price of $0.20 per share, with the remaining warrants forfeited. See "Note 16 - Commitments and Contingencies, Convertible
Notes Payable," for more information.                                              $497,607   $365,343


Convertible notes payable ("CNP") to an investor, unsecured, bearing interest of 10% per annum, and, coupled with the debt discount attributable to the beneficial conversion feature and detachable warrants, estimated effective annual interest rates in the range of 58%
to 79%, due in September and October 2006. The CNP were issued with detachable warrants to purchase 120,000 shares of common stock at $0.60 per share with a three year term.  The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.30 per share at any time until the later of the prepayment date or the maturity date. The face value of the CNP was $300,000, the recording of which reflects an unamortized debt discount of $82,324 for the relative values of the beneficial conversion feature and detachable warrants. In June 2006, pursuant to the terms of the CNP, the CNP together with accrued interest were automatically exchanged at a 10%
discount into shares of the Company's Series B Convertible Preferred
Stock.                                                                                   --    217,676

Convertible notes payable ("CNP") to an investor, unsecured, bearing interest of
10% per annum, and, coupled with the debt discount attributable to the detachable warrants, estimated effective annual interest rates in the range of
52% due May 2007. The CNP were issued with detachable warrants to purchase
100,000 shares of common stock at $0.45 per share with a three year term. The face value of the CNP is $100,000. The note holders have the option to convert the principal and accrued interest into shares of common stock at $0.30 per share at any time until the later of the prepayment date or the maturity date
In August 2006, the Company repaid the investor $100,000 CNP together with accrued interest of $2,383. The related debt discount has been fully
amortized to interest expense at October 31, 2006.                                       --         --
                                                                                   --------   --------
                                                                                    497,607    583,019

Less current portion                                                                497,607    583,019
                                                                                   --------   --------

 Long-term portion
                                                                                   $     -    $      -
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

NOTE 13 - OTHER CURRENT LIABILITIES

As of October 31, 2006, the Company had other current liabilities of $982,709. Of this amount, $903,105 represents deposits made against the purchase of our devices and services with customers. This amount is expected to remain as unearned revenue until the applicable revenue recognition criteria are met; the timing for which remains uncertain to the company.

NOTE 14 - RESEARCH AND DEVELOPMENT COSTS

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

Below is a summary of research and development costs for the following periods:

                                                                                            Period from
                                                                                          August 21, 1995
                                                  Six Months Ended October 31,            (Inception) to
                                           ------------------------------------------------------------------
                                                   2006                  2005            October 31, 2006
                                           ------------------------------------------------------------------
        Research and development costs                $  785,574          $  1,138,664          $  7,801,260

        Grant proceeds earned                                  -              (283,822)           (1,773,994)
                                           ------------------------------------------------------------------
        Net research and development costs            $  785,574            $  854,842          $  6,027,266
                                           ------------------------------------------------------------------

NOTE 15 - RETIREMENT PLAN

In July 2005, the Company's Board of Directors approved a SIMPLE IRA Plan (the "Plan"). Participation in the Plan is automatic for those employees who meet eligibility requirements unless they decline participation. Under the Plan, the Company provides matching contributions of up to 3% of each participating employee's annual eligible compensation. The maximum employee contribution is subject to regulatory limitations. The Company contributed or accrued $12,151 and $3,477 to the Plan on behalf of its employees during the six months ended October 31, 2006 and 2005, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Series B Convertible Preferred Financing

In June and August 2006, the Company entered into Series B Convertible Preferred Stock Purchase Agreements (the "Agreements") with select accredited investors (the "Investors") for the sale of Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Shares") and Series B-1 Warrants and Series B-2 Warrants (collectively, the "Warrants"). As of October 31, 2006, Investors subscribed a total of $2,196,403 of the offering, and the Company has issued 219.64 of Series B Preferred Shares, Series B-1 Warrants for the purchase of up to 2,196,403 shares of common stock and Series B-2 Warrants for the purchase of up to 1,464,269 shares of common stock. Less commission and financing expenses, and including the automatic exchange of certain outstanding convertible notes payable plus accrued interest in the amount of $552,653, the Company received a total of $1,262,617 in net proceeds.

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

In connection with this Agreement, on June 30, 2006, the Company also entered into a Registration Rights Agreement with the Investors. Under the Registration Rights Agreement, the Company has committed to file, within 45 days following the closing date, a "resale" registration statement covering all the shares of common stock issuable upon conversion of the Series B Preferred Shares and any dividends payable thereon and the shares of common stock issuable upon exercise of Warrants and use its best efforts to have the registration statement declared effective within 120 days following the closing date. Because the Company is currently in breach of the Registration Rights Agreement, it is obligated to pay the Series B Investors penalty fees equal to 2% of their investment amount for the first calendar month and 1% per month thereafter until the shares are registered

Under the Agreement, the Company is initially required to reserve a number of shares of its common stock sufficient to effect the conversion of all the Series B Preferred Shares and exercise of the outstanding Warrants. However, the Agreement requires the Company to obtain shareholder approval by October 31, 2006 for the filing of an amendment to its Certificate of Incorporation to increase the number of the Company's authorized shares of common stock sufficient for it to reserve a number of shares of common stock equal to 120% of the number of shares necessary to effect the conversion of the Series B Preferred Shares and the exercise of the Warrants. Because the Company is currently in breach of the provision, it is obligated to pay the Series B Investors penalty fees equal 1% of their investment amount per calendar month (not to not exceed 10%) until cured.

The increase of the Company's authorized shares of Common Stock to meet the reserve requirement is a prerequisite to the Company filing a registration statement. Therefore, should the shareholders fail to approve to increase the number of the Company's authorized shares of common stock, the Company will continue to be responsible for paying the penalty fees. Additionally, the Company cannot preclude the possibility that the Company may be held liable to the Investors for additional penalties resulting from a continuing default of the Series B Agreement. As of October 31, 2006, the Company had an accrued liability in the amount of $64,383 for failure to timely file a registration statement and for failure to increase the number of authorized shares to meet the reserve requirement.

Under its current business plan, the Company must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Additionally, as described above, the Series B Preferred Stock has full-ratchet provisions on the conversion price and the exercise of the accompanying warrants. In the event, the Company raises equity or equity-linked securities at lower prices in the future, then the conversion price will be adjusted downwards to match that of such subsequent sale, which could result in further substantial dilution. Consequently, should the shareholders fail to approve to a substantial increase in the number of the Company's authorized shares of common stock, the Company may be significantly restricted in its ability to raise additional capital, which could adversely affect the Company's ability to continue as a going concern.

As of October 31, 2006, the Company had 68,851,390 shares of common stock outstanding. If the Company were to issue all of the shares underlying all outstanding convertible preferred, convertible notes, warrants and options it would have 107,648,494 shares outstanding, which would exceed its current authorized capital of 100,000,000 shares of common stock. Further, the Company may be required to issue up to 704,190 shares of common stock to former holders of options and warrants of HiEnergy Microdevices, who hold rights to purchase our shares of common stock at $0.156 per share, subject to the payment of promissory notes representing the purchase price. Although there are often contractual commitments to have authorized shares available to convert warrants or options, there is no requirement under Delaware law that all commitments to issue shares must be backed up with authorized shares. Further, these contractual commitments may be waived. To date, the Company has received from holders of warrants to purchase up to 4,166,107 shares of common stock, and from holders of options to purchase up to 4,703,439 shares of common stock, waivers of these contractual reserve requirements which are valid until shareholder approval of an increase in authorized capital. As detailed above, subject to penalties, the reserve requirement for all Series B Warrants has been waived until shareholder approval of an increase in authorized capital.

In December 2006, the Company's board of directors resolved to recommend approval of an increase of the Company's authorized number of shares to 500,000,000 at the next shareholders' meeting. The Company believes the increase necessary to fulfill contractual obligations and in order to have further shares of authorized but unissued Common Stock available for subsequent financing and/or for acquisitions as opportunities may present themselves.

As the Company is in immediate need for operating capital, it is contemplating terminating its Series B Preferred Stock private placement and commencing a private placement to accredited investors of up to 600 shares of a new series of preferred stock, Series C Preferred Stock, for a maximum offering amount of $6,000,000. The Company expects the Series C Preferred Stock to have the substantially the same rights as the Series B Preferred Stock discussed above with the exception of a lower conversion price of $0.10 to reflect the recent decline in the traded market price of the Company's shares of Common Stock and voting rights entitling the Series C Preferred Shares to vote together with the Common Stock. Each share of Series C Preferred Share sold is expected to be accompanied with a 5-year warrant to purchase up to 50% of the number of shares of Common Stock into which the preferred stock would be converted at $0.25 per share. However, if circumstances require, the Company may need to further decrease the Conversion Price and the warrant exercise price for the contemplated Series C Preferred Stock financing. As the terms of the Series C Preferred Stock would be more favorable then those of the Series B, the Series B Investors would be entitled to have their Conversion Price adjusted to match that of the Series C. Additionally, many Series B Investors may elect to exchange their Series B stock for Series C stock pursuant to their rights under the Series B Agreement.

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

Placement Agency Agreements

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

Purchase and Sales Agreements

In May 2006, the Company entered into an Equipment Sales Agreement with a major transit authority in connection with the purchase of a four-year maintenance and support services program for an aggregate sum of $200,000. During the first year, the Company will provide the buyer with any upgrades made to the hardware and software delivered as part of its cooperative sales program. Accordingly, the Company received Purchase Order No. 4500327526 from the Commonwealth of Pennsylvania in the amount of $200,000 and then full payment in August 2006. As of October 31, 2006, the payments have been included in other accrued liabilities and are expected to remain recognized as unearned revenue until the applicable revenue recognition criteria are met.

Finance Agreements

In June 2006, in connection with the renewal of its Directors and Officers insurance policy, the Company entered into a finance agreement for the payment of $105,302 in insurance premiums over a 10 month period in equal installments of $9,110. Total remaining payments under the finance agreement as of October 31, 2006 are $63,767.

In June 2006, in connection with the renewal of its commercial general liability policy, the Company entered into a finance agreement for the payment of $14,062 in insurance premiums. As of October 31, 2006, total remaining payments under the finance agreement are $5,828, payable over 5 months in equal installments of $1,165.

In June 2006, in connection with the renewal of its workman's compensation policy, the Company entered into a finance agreement for the payment of $32,128 in insurance premiums. As of October 31, 2006, total remaining payments under the finance agreement, as amended, are $10,009, payable over 4 months in equal installments of $2,469.

Settlement Agreements

On June 9, 2006, the Company entered into a Confidential Settlement Agreement and Mutual Release with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"), which provides for a mutual reconciliation of disputes. As part of the Settlement Agreement, YSCI released the Company from all claims to recover the $449,540 being sought and forfeited its options to purchase up to 1,000,000 shares of our common stock. Pursuant to the Settlement Agreement, the Company made a cash payment of $27,000 and is obligated to make additional cash payments in the amount of $36,541 representing accrued and unpaid services and expenses incurred in 2003, and $153,000. The remaining cash payments were due upon 150 days following the execution of the Settlement Agreement together with simple interest of 8% per annum on any unpaid balance accruing from the execution of the Settlement Agreement until full payment, provided that the Company had an additional thirty-day cure period. Pursuant to the Settlement Agreement, the Company issued 775,000 shares (the "Settlement Shares") of its common stock to YSCI. As the Company is currently in breach of its obligations under the Settlement Agreement relating to the payment of money or the issuance of shares, YSCI, after providing written notice and five business days to cure any such breach, could have the arbitrator enter a judgment for the unpaid balance of the cash payments plus the cash value of any undelivered stock. In connection with the Settlement Shares issued, the Company recorded an expense of $249,500 based on the fair value of the common stock on the date of the settlement. Any such entry of judgment could adversely affect the Company's ability to continue as a going concern.

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

In August 2006, the Company was served with a Summons and Complaint by Mary Ann Mashita, filed on July 3, 2006 in the Superior Court of California, County of Orange. The Complaint names Dr. Bogdan Maglich, Maglich Family Holdings, Inc., and HiEnergy Technologies, as defendants, and plaintiff is seeking compensatory damages, exemplary damages, and punitive damages due to alleged intentional and negligent infliction of emotional distress for purported false and defamatory remarks made by Dr. Maglich about the plaintiff in a response to a request for information by the California Employment Development Department with regard to a claim for benefits. In the Claim, Ms. Mashita alleges that she worked for Maglich Family Holdings as Dr. Bogdan Maglich's assistant for both personal and business matters and in December 2005, subject to written employment agreements only between Maglich Family Holdings and Ms. Mashita. The Company and its counsel intend to respond to the allegations in any further pleading with appropriate challenges to its legal sufficiency to state a claim upon which relief may be granted. The costs of defending against the Complaint could be substantial; however the Company is unable to predict an exact amount, or even a meaningful estimate, at this time.

Convertible Notes Payable

As of October 31, 2006, the Company had outstanding $500,000 of convertible notes payable ("CNP") issued to investors, which together with accrued interest of $51,175 are convertible into 918,626 shares of common stock. The CNP have been recorded net a remaining unamortized debt discount of $2,393 for the relative values of the beneficial conversion feature and detachable warrants. The CNP holders have the option to convert the principal and accrued interest into shares of our common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. The Notes are senior to all of our existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000. The $500,000 of CNP became due in October and November 2006, at which time the interest rate increased to a default rate of 12% from 10% per annum. We anticipate most, if not all of the outstanding balance of the remaining CNP, plus any unpaid interest, will be automatically exchanged into shares of our preferred stock pursuant to the terms of the notes at a 10% discount. See "Note 12 - Convertible Notes Payable".

Promissory Notes

In October 2006, the Company issued a secured promissory note for $60,000, in exchange for cash received by the Company in the same amount, to its Chairman. The note has a maturity of one year, bears interest at 10% per annum. In connection with the Note, the Company and the holder entered into a security agreement which provide security against inventory and/or receivables equal to the face value for the unpaid principal and accrued interest of the notes. The outstanding balance of the note, plus any unpaid interest, will be automatically exchanged into the next financing secured by the Company with gross proceeds totaling at least $220,000, at a 10% discount.

NOTE 17 - COMMON STOCK

Common Stock Issued or Committed for Services Rendered or to be Rendered

During the six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company issued or committed to issue 921,995, 333,359 and 15,732,459 shares of common stock, respectively, in exchange for services rendered or to be rendered, valued at the fair market of the common stock issued of $227,600, $233,391 and $6,039,333, respectively. Of the 921,995 common shares issued or committed to be issued during the six months ended October 31, 2006, 625,000 common shares off-set accounts payable in the amount of $112,000.

Details of the services performed, in consideration for the common stock, during the six months ended October 31, 2006, are as follows:

      o During the six months ended October 31, 2006, 180,000 unregistered shares of common stock valued at $75,600 were committed to be issued for Edgar filing services.

      o During the six months ended October 31, 2006, the Company issued or committed to issue a total of 50,000 unregistered shares of common stock valued at $14,500 to members of its Board of Directors for their attendance at scheduled meetings. Each member of the Company's board received 5,000 shares of un-registered common stock for each meeting attended.

      o During the six months ended October 31, 2006, the Company issued or committed to issue 660,714 unregistered shares valued at $127,500 to an engineering consultant as compensation for services provided during the year.

      o During the six months ended October 31, 2006, the Company committed to issue 31,281 unregistered shares valued at $10,000 to a sales and marketing consultant as compensation for services provided during the year.

Common Stock Issued with the Settlement of Litigation

During six months ended October 31, 2006, the Company issued 775,000 unregistered shares of common stock for the settlement of litigation valued at the fair market of the common stock issued of $294,500.

Common Stock Issued or Committed as a Penalty for Late Registration

During six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company issued or committed to issue 72,792, 562,898, and 3,716,886 shares of common stock, respectively, as penalty expenses in the amount of $20,382, $372,706 and $3,789,692, respectively, for the late registration of the Company's common stock.

NOTE 18 - STOCK OPTIONS AND WARRANTS

Stock Options and Warrants - General

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

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Further, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models provide best estimates of the fair value of its employee stock options.

The following summarizes the stock option and warrant transactions for employees and other service providers:

                                                   Stock
                                   Weighted        Options           Weighted                      Weighted
                                   Average         And               Average      Total            Average
                     Stock         Exercise        Warrants          Exercise     Options          Exercise
                     Options       Price           Non-              Price        And              Price
                     Employee      Per Share       Employee          per Share    Warrants         per Share
                   -----------    -------------   -----------       --------    -----------        --------
 Outstanding,
August 21, 1995
 (inception) to
April 30, 2001       2,482,011    $        0.13         1,051       $   0.28      2,483,062        $   0.13

 Granted               287,653    $        0.20       346,373       $   0.28        634,026        $   0.24
 Outstanding,
April 30, 2002       2,769,664    $        0.14       347,424       $   0.28      3,117,088        $   0.16
                   -----------    -------------   -----------       --------    -----------        --------

 Granted             3,461,755    $        1.24     2,002,726       $   2.02      5,464,481        $   1.43
 Canceled           (2,264,208)   $        1.33        (1,051)      $   0.28     (2,265,259)       $   1.33
 Outstanding,
April 30, 2003       3,967,211    $        0.42     2,349,099       $   1.76      6,316,310        $   0.84
                   -----------    -------------   -----------       --------    -----------        --------
Granted              1,738,221    $        1.03     1,029,000       $   1.11      2,767,221        $   1.01
Canceled            (1,058,483)   $        1.42      (119,705)      $   0.36     (1,178,188)       $   1.31
Outstanding
April 30, 2004       4,646,949    $        0.42     3,258,394       $   1.61      7,905,343        $   0.83
                   -----------    -------------   -----------       --------    -----------        --------
Granted                100,000        2,956,980   $      0.76       $   0.99      3,056,980        $   0.77
Canceled              (910,000)   $        1.08      (876,668)      $   2.79     (1,786,668)       $   1.92
Outstanding
April 30, 2005       6,693,929    $        0.70     2,481,726       $   1.17      9,175,655        $   0.82
                   -----------    -------------   -----------       --------    -----------        --------

Granted              1,464,510    $        0.55       177,179       $   0.65      1,641,689        $   0.56
Canceled              (480,000)   $        0.77            --       $  --          (480,000)       $   0.77
Outstanding
April 30, 2006       7,678,439    $        0.66     2,658,905       $   1.13     10,337,344        $   0.78
                   -----------    -------------   -----------       --------    -----------        --------

Granted                422,500    $        0.17            --       $  --           422,500        $   0.17
Canceled            (1,225,000)   $        0.57            --       $  --        (1,225,000)       $   0.57
July 31, 2006        6,875,939    $        0.66     2,685,905       $   1.13      9,534,844        $   0.79
                   -----------    -------------   -----------       --------    -----------        --------
Granted                622,500             0.18            --       $  --           622,500        $   0.18
Canceled            (1,560,000)   $        0.61            --       $  --        (1,560,000)       $   0.61
October 31, 2006     6,740,939    $        0.65     2,685,905       $   1.13      9,399,844        $   0.78
                   -----------    -------------   -----------       --------    -----------        --------
Exercisable
October 31, 2006     5,973,439    $        0.68     2,138,905       $   0.81      8,112,344            1.17
                   -----------    -------------   -----------       --------    -----------        --------

The weighted-average remaining contractual life of the options and warrants outstanding for employees and other service providers at October 31, 2006 was
2.92 years. The exercise prices of the options and warrants outstanding at October 31, 2006 ranged from $0.01 to $2.95 and information relating to these options and warrants is as follows:

                                                                        Weighted-       Weighted-
                                                       Weighted-         Average         Average
                                                        Average          Exercise        Exercise
                          Stock           Stock        Remaining         Price of        Price of
        Range of        Options &       Options &     Contractual       Options &       Options &
        Exercise        Warrants         Warrants         Life           Warrants        Warrants
         Prices        Outstanding     Exercisable      (years)        Outstanding     Exercisable
     --------------- ---------------   ------------------------------- ----------------------------
      $0.01 - $0.99       6,446,401      5,658,901        3.34          $   0.43       $   0.44

      $1.00 - $1.99       2,019,454      1,519,454        2.36          $   1.12       $   1.12
      $2.00 - $2.95         933,989        933,989        1.23          $   2.54       $   2.54
                          ---------      ---------
                          9,399,844      8,112,344
                          =========      =========

Warrants Issued or Committed to Investors and Placement Agents in Private Placements

During six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company issued or committed to issue warrants to purchase 4,619,383, 8,580,018, and 33,595,297 shares of common stock to investors and placement agents in private placements.

Warrants Issued or Committed as Penalty for Late Registration

During the six months ended October 31, 2006 and 2005 and the period from August 21, 1995 (inception) to October 31, 2006, the Company issued or committed to issue warrants to purchase 1,191,538, 2,424,057, and 7,542,861 shares of common stock, respectively, as a penalty with a fair value of $102,609, $632,703 and $2,358,936, respectively, for the late registration of the Company's common stock. The fair values of the warrants were determined using the Black-Scholes model.

Warrants with Cashless Rights as Penalty for Late Registration

Due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines, as of October 31, 2006, outstanding warrants to purchase up to 5,670,606 may be purchased by cashless exercise. If the closing price for the Company's shares is greater than the exercise price, then the holders may exercise the warrant by a cashless exercise. The number of shares to be received by the holders upon cashless exercise is determined by the spread between the closing price of the Company's common stock on the exercise date and the exercise price of the warrant, but would not exceed the number of the underlying shares to the warrant so exercised. These common shares would be issued to the holder with no proceeds to the Company.

NOTE 19 - INCOME TAXES

The components of the deferred icome tax assets (liabilities) for the six months ended October 31, 2006 were as follows:

Deferred tax assets
         Equity compensation                                             110,000
         Net operating loss carry forwards                             2,076,000
                                                                       ---------
                         Deferred tax assets                           2,186,000

Deferred tax liabilities
         Depreciation                                                   (20,000)
                                                                     ----------
                         Subtotal deferred tax assets                 2,166,000
Less: valuation allowance                                            (2,166,000)
                                                                     ----------
Net deferred tax asset                                                       --
                                                                     ==========

The following table presents the current and deferred income tax provision for federal and state income taxes for the six months ended October 31, 2006 and the year ended April 30, 2006.

                                                        2007            2006
                                                     --------------------------
Current
         Federal                                             --              --
         State                                                              800
                                                     --------------------------
                                                             --             800
                                                     --------------------------

Deferred
         Federal                                      1,830,000       5,100,000
         State                                          336,000         935,000
                                                     --------------------------
                                                      2,166,000       6,035,000

         Less: valuation allowance                   (2,166,000)     (6,035,000)

                 Provision for income taxes                  --             800
                                                     ==========================

As of April 30, 2006, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $21,900,000 which starts expiring in 2010 through 2026. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 20 - SUBSEQUENT EVENTS

Consultancy Agreements and Contracts

In November 2006, the Company entered into a distribution agreement with a leading nuclear services company related to the exclusive right to purchase, inventory and promote for resale the Company's products and services to commercial nuclear power plants throughout North America for a period of one year, which term may be extended upon mutual approval.

In December 2006, the Company entered into a non-exclusive teaming agreement with a leading nuclear services company to identify and jointly bid for federal, state, and local government solicitations, the focus of which focus to be on explosive detection and radiation safety, monitoring and screening in the sectors of mass transit security, port security, harbor security, and critical infrastructure protection.

Purchase Order

On December 10, 2006, the Company received a purchase order an order in the amount of $325,000 for one SIEGMA(tm) suitcase-borne explosives detection system on behalf of a Middle Eastern government's security agency. Fulfillment and delivery of the order would be dependent, in part, on the ability of the Company to raise the necessary funds to meet its manufacturing costs and operating expenses, as well as the satisfaction of applicable export restrictions.

Commitments to Issue Securities

In November 2006 and December 2006, the Company committed to issue 50,000 shares of common stock to all members of the Company's Board of Directors as compensation for meeting attendance.

Promissory Notes

In November 2006, the Company issued secured promissory notes for $235,000, in exchange for cash received by the Company in the same amount, to accredited investors. The notes have a maturity of one year, bear interest at 10% per annum. The outstanding balance of the note, plus any unpaid interest, will be automatically exchanged into the next financing secured by the Company with gross proceeds totaling at least $220,000, at a 10% discount. In connection with the Notes, the Company and note purchasers entered into a security agreement which provide security against inventory and/or receivables equal to the face value for the unpaid principal and accrued interest of the notes, which become immediately due and payable in the event any of the following occurs: (i) the Company defaults in the payment of the notes when due and payable, (ii) the Company makes an assignment for the benefit of creditors, (iii) the Company files a voluntary petition in bankruptcy, or is otherwise adjudicated as bankrupt or insolvent, or (iv) a liquidation, dissolution or winding up of the Company occurs, including a sale or series of related sales of all of the assets of the Company or a sale or series of related sales of such that the Company's shareholders immediately prior to the transaction(s) hold less then 50% of the Company's voting power following the transaction(s).

Penalties

In November 2006, the Company committed to issue 12,132 shares and warrants to purchase 200,102 shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to the Company's inability to file and maintain effective a registration statement within certain specified deadlines.

On November 30, 2006, the Company accrued penalties in the amount of $43,128 for failure to timely file a registration statement and for failure to increase the number of authorized shares to meet the reserve requirement as required under purchase agreements with various preferred stockholders.

Legal Actions

In November 2006, a claim was filed against the Company with the Supreme Court of New Jersey, by PR Newswire (No. DC-021930-06). Claimant is seeking collection of $9,445 allegedly owed to it for services to have been provided to the Company. As of this date, the Company and its legal counsel have made no other determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

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

GOING CONCERN

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. During the six month periods ended October 31, 2006 and 2005, and the period from August 21, 1995 (inception) to October 31, 2006, we incurred net losses of approximately $3,370,906, $4,212,668, and $42,374,460, respectively, and had negative cash flows from operations of approximately $16,303,147 for the period from August 21, 1995 (inception) to October 31, 2006. In addition, we had an accumulated deficit of $44,414,917 and were in the development stage as of October 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and our transition to the attainment of profitable operations is dependent upon our achieving a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets on the accompanying balance sheets is dependent upon our ability to meet our financing requirements and the success of its plans to develop and sell its products. Our unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

In addition to the capital raised as of October 31, 2006 through private placements, we are currently attempting to raise additional capital through private placement offerings. Management believes that its current cash on hand will be insufficient to cover its working capital needs. To cover its capital needs, the Company must raise additional funds in the near future, either by debt or equity issuances. Additionally, the Company will be dependent on funds raised in debt or equity financing until and unless the Company is able to generate revenues at a sufficient level to cover operating expenses generate sales at a sufficient level to cover operating expenses. We are also involved in various litigation matters. Although the effect of such litigation on our financial statements is indeterminable at this time, in certain cases we have entered into various settlement agreements pursuant to which it must make cash payments within certain deadlines. If we do not have sufficient cash on hand to meet our obligations under these settlement agreements, we may be subject to judgments which could adversely affect our ability to continue as a going concern.

Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 to 4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of our plan and the reduction of operating expenses. While we believe we will be able to obtain financing, there can be no assurance that such financing will be available on acceptable terms and conditions, or at all. Furthermore, there can be no assurance that we will be successful in implementing our plan.

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

Stock-based Compensation

As of May 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2005. We have applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") in our adoption of SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of our fiscal year ending April 30, 2007. Our Consolidated Financial Statements as of and for the six months ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for periods prior to May 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations. During the six months ended October 31, 2006, 1,045,000 options were forfeited by departing officers and directors of the Company and 515,000 options were forfeited by departing non-officer employees of the Company.We assume that the current employment base will be sustained and do not believe that historical option forfeiture rates are applicable towards estimating stock-based compensation expense incurred year-to-date or to be incurred as options vesting in the near future. In the absence of applicable historical data, the Company has estimated its forfeiture rate at 0%.

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

THREE MONTHS ENDED OCTOBER 31, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2005

For the three months ended October 31, 2006, we incurred a net loss of $1,563,694, as compared to a net loss of $2,159,000 for the three months ended October 31, 2005. Included in the losses are equity based expenses of $807,000 and $703,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses for the three months ended October 31, 2006 were $928,000, which includes $97,000 of equity based compensation, decreasing $44,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                      Three Months Ended October 31, 2006         Three Months Ended October 31, 2005
                  -----------------------------------------------------------------------------------------
                     Cash &         Equity                       Cash &         Equity
                     Accrued         Based                      Accrued         Based                        Increase/
                    Expenses     Compensation      Total        Expenses     Compensation      Total         (Decrease)
                  --------------------------------------------------------------------------------------------------------
Salaries and
 related              $ 195,000        $ 85,000     $ 280,000     $ 264,000        $     -       $ 264,000      $  16,000

Consulting              110,000           3,000       113,000             -         13,000          13,000        100,000

Legal fees              191,000               -       191,000       154,000              -         154,000         37,000

Accounting fees         126,000               -       126,000        71,000              -          71,000         55,000
Investor& public
  relations              30,000               -        30,000        42,000              -          42,000       (12,000)

Insurance                39,000               -        39,000        48,000              -          48,000        (9,000)

Travel                   24,000               -        24,000       122,000              -         122,000       (98,000)

Other                   116,000           9,000       125,000       220,000         38,000         258,000      (133,000)
                                                                                          -----------------
                  --------------------------------------------------------------------------------------------------------
           Total      $ 831,000        $ 97,000     $ 928,000     $ 921,000      $  51,000      $  972,000     $ (44,000)
                  --------------------------------------------------------------------------------------------------------

For the three months ended October 31, 2006, as compared to the prior year period, salary and related expense increased $16,000. Equity based compensation expense increased $85,000, and reflects the additional expense of employee stock options recognized under SFAS 123(R) based on estimated fair values, which was adopted on May 1, 2006. Excluding equity based compensation expense of $85,000, salary and related expense decreased $69,000. This decrease reflects savings accomplished with personnel reductions commencing in the fourth quarter ended April 30, 2006, as part of cost-saving measures under our cost-reduction plan. The decrease in administrative personnel is expected to have an effect, although limited, while we pursue greater efficiency and productivity of the remaining staff and utilize consultants on an opportunistic basis. For the third quarter of fiscal year 2007, salary and benefits expense is expected to decrease slightly, and increase only moderately in the fourth quarter, with the anticipated hiring of additional administrative personnel to provide greater support toward our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the three months ended October 31, 2006, as compared to the prior year period, increased $100,000, primarily due to higher than expected reliance on outside consultants, which was required for the preparation of our annual audit and regulatory filings. Our annual audit took additional time in light of changes in management as well as accounting procedures. Equity based compensation expense was limited during the current year period to shares issued to directors for board attendance. We expect cash consulting fees to decrease moderately for the second half of fiscal 2007 due to a more moderate use of accounting and legal consultants to meet our short-term reporting and disclosure requirements. Generally, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity; however, we do anticipate having to offer equity based compensation opportunistically in an effort to conserve cash.

Legal fees increased $37,000 for the three months ended October 31 2006, as compared to the prior year period. Although historically we have been able to accomplish savings by internalizing many corporate and regulatory functions and reducing our reliance on outside corporate legal services, these savings have been outpaced by an increase in litigation expense related to our defense of a class action law suit, multiple claims brought by our former chairman and chief executive officer, other pending legal matters disclosed in this Report. Although we have settled four claims during the last three months and aim to settle most of the remaining pending litigation matters, we expect litigation expense to remain high during the second half of fiscal year 2007. Corporate legal expenses are also expected to remain high as we pursue the filing of registration statements for stock issued to employees, consultants and investors, and proxy materials associated with our next shareholders' meeting, and then decrease during the remainder of calendar 2007. We also anticipate having to offer equity based compensation to settle legal expenses opportunistically in an effort to conserve cash.

Accounting fees increased $55,000 for the three months ended October 31, 2006 as compared to the prior year period. The accounting costs related to our annual audit, typically incurred in the first quarter, were incurred during the period. Our annual audit took additional time in light of changes in management as well as accounting procedures. For the second half of fiscal year 2007, we expect a decrease in accounting fees into the second half of fiscal year 2007 with normalized accounting activity and the continued use consultants in order to reduce external accounting costs and improve and generate efficiencies in our financial controls.

Investor and public relations expense decreased $12,000 for the three months ended October 31, 2006 as compared to the prior year period. During fiscal year 2006, we sought cost-effective solutions to our investor relations and public relations activities, so we could continue to direct majority of our resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and in August 2005 engaged an outside consultant to provide investor relations services at $2,000 per month. We anticipate investor and public relations expense to remain steady in the third quarter of fiscal year 2007 and increase moderately thereafter as we seek to develop increased awareness among the investor community.

Insurance expense decreased $9,000 for the three months ended October 31, 2006 over the prior year period. The decrease reflects a decrease in health insurance costs due to personnel reductions and a decrease in Directors and Officers policy premiums which was renewed for an additional year at a lower cost than that of the prior year period. The decrease would have been more pronounced had healthcare cost of coverage for employees not increased. We expect insurance expenses for the remainder of fiscal year 2007 to decrease slightly; thereafter, we expect insurance expense to increase moderately with an anticipated expansion of operations as well as the need for comprehensive product liability coverage.

Travel expenses decreased $98,000 for the three months ended October 31, 2006 over the prior year period. The decrease was primarily due higher than normal travel expenses incurred during the prior year period with several overseas demonstrations, and our better administration of costs for offsite demonstrations. We have improved our administration of costs for offsite demonstrations and have reduced the personnel requirement for demonstrations to one or two scientific staff and one or two sales representatives. Further, we are conducting all demonstrations with our suitcase-borne system which is more cost effective to ship than our vehicle system, and have placed significant emphasis on the domestic market and have limited demonstrations overseas as part of our new capital prioritization policy. We expect that travel expenses for the remainder of fiscal year 2007 will increase moderately as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows and make product demonstrations, management continues to meet with investors, consultants and potential strategic partners, and general business activity increases in connection with our commercialization objectives.

Other expenses for the three months ended October 31, 2006 decreased $133,000 as compared to the prior year period. Business development expense during the period decreased $45,000 and telephone, supplies and postage expenses decreased $27,000 in aggregate, due to cost-cutting measures. Building lease and facility expenses increased $2,200 over the prior year period, due to a change in the terms of our lease which requires us to pay electricity costs. Equipment transportation costs decreased $51,000 due to a reduction in overseas activities and improved planning and logistics. Additional savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events and licenses and permits. While we do not anticipate other expenses to increase for the third quarter of fiscal 2007, we do expect an increase thereafter as our general business activity accelerates in connection with our commercialization objectives and heightened need for marketing and business development.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the three months ended October 31, 2006 were $395,000, decreasing $42,000 over the prior year period. Excluding grant income which decreased $223,000 over the prior year period, research and development expenses decreased $265,000. During the three months ended October 31, 2006, we have issued or contracted to issue, equity-based compensation to consultants contracted to provide engineering and research services in lieu of cash. The major components of research and development expenses are as follows:

                        Three Months Ended October 31, 2006          Three Months Ended October 31, 2005
                    --------------------------------------------- -------------------------------------------
                        Cash &          Equity                       Cash &         Equity
                        Accrued          Based                       Accrued         Based                      Increase/
                       Expenses      Compensation      Total        Expenses     Compensation      Total        (Decrease)
                    --------------------------------------------- ------------------------------------------- --------------
Salaries & related        $ 181,000         $     -    $ 181,000     $  180,000         $     -    $ 180,000  $      1,000
Consultants                  35,000          45,000       80,000        177,000           8,000      185,000      (105,000)
Supplies                      9,000               -        9,000         43,000               -       43,000       (34,000)
Travel                            -               -            -              -               -            -              -
Depreciation                 60,000               -       60,000         90,000               -       90,000       (30,000)
Other                        65,000               -       65,000        162,000               -      162,000       (97,000)
Grant Income                      -               -            -       (223,000)              -     (223,000)      223,000
                    --------------------------------------------- ------------------------------------------- --------------
             Total        $ 350,000         $45,000    $ 395,000     $  429,000          $8,000    $ 437,000  $    (42,000)
                    --------------------------------------------- ------------------------------------------- --------------

Salaries and related for research and development activities increased only slightly to $1,000 for the three months ended October 31, 2006 as compared to the prior year period. For the remainder of fiscal year 2007, salary and benefits expense is expected to remain steady, reflecting the departure of two research scientists, and increase only moderately in the second half of fiscal 2007, including an increase of equity based compensation with anticipated payments of common stock to certain members of our scientific staff as incentives. Based on current contractual negotiations, we anticipate grant income in the fourth quarter of fiscal 2007 which will allow us to offset some of the personnel costs associated with research and development.

Consulting expenses for research and development activities for the three months ended October 31, 2006 decreased $105,000 over the prior period from $185,000 to $80,000. Of this amount, $45,000 represents equity based compensation expense related to the issuance of shares of our common stock for engineering and manufacturing services. The decrease reflects a reduction of the number of scientific consultants over the prior year period. Going forward, we expect consulting fees for the second half of fiscal 2007 to remain steady and increase moderately thereafter as we anticipate expanding our use of consultants to meet our research and development objectives. We also expect to continue to issue consultants shares of our common stock in lieu of cash in an effort to conserve cash, and expect equity based compensation to remain a high percentage of overall consulting expense.

Supply expense decreased $34,000 for the three months ended October 31, 2006 as compared to the prior year due to cost-cutting measures and improved expense controls, as well as decreased participation in the number of funded research programs. In the event of an increase in our grant and cooperative development activity, related supply expense is expected to increase significantly in the second half of fiscal year 2007. However, we intend to continue to focus on the completion and advancement of our product commercialization and will direct most resources toward this objective.

There were no travel expenses for either of the three month periods ended October 31, 2006 and 2005. As in the prior year period, our scientists have been involved only on onsite research and development during the current year period. We expect travel expenses to increase moderately in the second half of fiscal 2007, and thereafter, with anticipated grants and awards, co-development programs and offsite testing.

For the three months ended October 31, 2006, depreciation expense decreased $30,000 as we purchased less equipment for research and development activities than during the prior year period. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development equipment purchases. Accordingly, with anticipated increases in capital expenditures over the next year, depreciation expense should increase respectively.

Other research and development expenses for the three months ended October 31, 2006 decreased $97,000 to $65,000 from $162,000 for the prior year period. Excluding equipment lease expense of $83,000 recorded during the prior year period, other research and development expenses decreased $14,000. Insurance premiums increased $6,000 due to rate increases and the conversion of one scientific consultant to an employee. Also included in other expenses are building lease and facility expenses, which increased $15,000 over the prior year period, due to a change in the terms of our lease which provides an increase in monthly payments with a corresponding increase in both square footage and cost per square foot, and a requirement to pay electricity costs. There were no amortization charges or use taxes during the period. In light of the decrease in expense with the cancellation of the equipment operating lease and the anticipated reduction in insurance expense resulting from the departure of two scientists and one technician, we expect other research and development expenses to decrease for the remainder of fiscal year 2007.

Depreciation

Total depreciation expense for the three months ended October 31, 2006 and 2005 was $64,000 and $99,000, respectively. The decrease in depreciation expense reflects a decrease of equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Total interest expense for the three months ended October 31, 2006 decreased to $109,000 from $142,000 for the prior year period. Included in the $109,000 of total interest expense are $15,000 of interest paid or accrued on notes issued to investors bearing interest rates per annum of 10% to 12%, $3,000 of interest accrued on balances due pursuant to certain litigation settlement agreements, $17,000 of interest accrued or paid on finance agreements and lease purchase agreements, and $74,000 of debt discount expense associated with the beneficial conversion feature of CNP and detachable warrants.

Interest income for the three months ended October 31, 2006 was minimal.

Other Expenses

During the three months ended October 31, 2006, we recorded a loss on disposal of property and equipment of $0 and recorded a charge of $200 due to foreign currency exchange loss on payables due a foreign supplier.

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

During the three months ended October 31, 2006, we issued or committed to issue 36,396 shares of common stock as penalty expenses in the amount of $6,551, as compared to penalty expenses in the amount of $206,000 on the issuance of 325,952 shares of common stock issued in the prior year period. Although greatly reduced, certain holders of unregistered common stock who did not participate in the special warrant offer still may receive or accrue each month, as applicable, additional shares calculated as a percentage of the original number of shares purchased.

For the three months ended October 31, 2006, we recorded $60,269 as penalty expense for the issuance or committed issuance of warrants to purchase 583,426 common shares, as compared to penalty expenses in the amount of $327,000 on the issued or committed issuance of warrants to purchase 1,356,219 shares of common stock in the prior year period. The fair value of these warrants was determined using the Black-Scholes pricing model. Although greatly reduced, certain holders of warrants who did not participate in the special warrant offer still may accrue each month, as applicable, increases in the number of shares underlying their warrants, calculated as a percentage of the original number of the underlying shares.

In June and August 2006, we sold in a private placement 219.64 shares of Series B Convertible Preferred Stock to select accredited investors. Pursuant to the terms of the offering, we were to file a registration statement covering all the shares of common stock issuable upon conversion of the Series B Preferred Stock as well as obtain shareholder approval to increase the number of our authorized shares of common stock. As of date, we have failed to meet the registration requirements and obtain shareholder approval to increase authorized shares of common stock, and until we meet these requirements we will be subject to penalties equal to 1.0% per calendar month (not to exceed 10% in the aggregate), of the initial investment in the Preferred Stock until cured, or approximately $43,000 per month. For the three months ended October 31, 2006, we accrued penalties in the amount of $64,383 for failure to timely file a registration statement and for failure to increase the number of authorized shares to meet the reserve requirement.

Stock-Based Compensation Expense

On May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended October 31, 2006 was $84,534, which consisted of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the our unaudited Consolidated Statement of Operations for the six months ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

As stock-based compensation expense recognized in our unaudited Consolidated Statement of Operations for the six months ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. As of October 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $141,038, which will be amortized over the weighted-average remaining requisite service period of 2 years.

SIX MONTHS ENDED OCTOBER 31, 2006 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2005

For the six months ended October 31, 2006, we incurred a net loss of $3,370,906, as compared to a net loss of $4,213,000 for the six months ended July 31, 2005. Included in the losses are equity based expenses of $989,000 and $1,327,000, respectively.

Operating Expenses

GENERAL AND ADMINISTRATION

General and administration expenses for the six months ended October 31, 2006 were $1,712,000, which includes $236,000 of equity based compensation, decreasing $356,000 from the prior year. In lieu of cash, we have often engaged service providers by offering common stock, warrants, options and convertible notes payable ("CNP") as compensation. Through various arrangements, these providers have provided services such as business development, business and financial consulting, Edgar services, legal and other professional services, and directorship. Some warrants and options have been issued and expensed, but then subsequently forfeited causing no dilution to us. The major components of general and administration expenses, both cash and equity, are as follows:

                       Six Months Ended October 31, 2006           Six Months Ended October 31, 2005
                          Six Months Ended October 31, 2006              Six Months Ended October 31, 2005
                    -----------------------------------------------------------------------------------------------
                       Cash &          Equity                         Cash &          Equity
                       Accrued         Based                         Accrued           Based                          Increase/
                      Expenses     Compensation        Total         Expenses      Compensation        Total         (Decrease)
                    ---------------------------------------------------------------------------------------------------------------
Salaries and           $  436,000        $ 185,000    $   621,000      $  541,000       $  32,000      $   573,000   $      48,000
 related
Consulting                116,000           14,000        130,000          22,000          31,000           53,000          77,000
Legal fees                378,000                -        378,000         311,000          60,000          371,000           7,000
Accounting fees           195,000                -        195,000         192,000               -          192,000           3,000
Investor& public
  relations                42,000                -         42,000         107,000               -          107,000        (65,000)
Insurance                  88,000                -         88,000          95,000               -           95,000         (7,000)
Travel                     45,000                -         45,000         218,000               -          218,000       (173,000)
Other                     176,000           37,000        213,000         400,000          59,000          459,000       (246,000)
                   ----------------------------------------------------------------------------------------------------------------
            Total      $1,476,000        $ 236,000    $ 1,712,000      $1,886,000       $ 182,000      $ 2,068,000    $  (356,000)
                   ----------------------------------------------------------------------------------------------------------------

For the six months ended October 31, 2006, as compared to the prior year period, salary and related expense increased $48,000 to $621,000. Excluding equity based compensation expense of $185,000 under SFAS 123(R), adopted by the company on May 1, 2006 and requiring the expensing of employee options based on fair market values, salary and related expense decreased $105,000. This decrease of cash salaries and related expense reflects savings accomplished with personnel reductions commencing in the fourth quarter ended April 30, 2006, as part of cost-saving measures under our cost-reduction plan. As of date, an estimated $500,000 in annual salary and benefits expense has been eliminated with personnel reductions. The decrease in administrative personnel is expected to have an effect, although limited, while we pursue greater efficiency and productivity of the remaining staff and utilize consultants on an opportunistic basis. For the third quarter of fiscal year 2007, salary and benefits expense is expected to decrease slightly, and increase only moderately in the fourth quarter, with the anticipated hiring of additional administrative personnel to provide greater support toward our public reporting requirements, internal controls, sales and marketing activities, and other legal and financial matters related to our commercialization objectives.

Consulting expenses for the six months ended October 31, 2006, increased $77,000 from the prior year period, primarily due to higher than expected reliance on outside consultants, which was required for the preparation of our annual audit and regulatory filings. Our annual audit took additional time in light of changes in management as well as accounting procedures. Equity based compensation expense was limited during the current year period to shares issued to directors for board attendance. We expect cash consulting fees to decrease moderately for the second half of fiscal 2007 due to a more moderate use of accounting and legal consultants to meet our short-term reporting and disclosure requirements. Generally, we have reduced our reliance on paying for services with restricted equity instruments because of the significant discounting required to compensate for their illiquidity; however, we do anticipate having to offer equity based compensation opportunistically in an effort to conserve cash.

Legal fees decreased $7,000 for the six months ended October 31, 2006 as compared to the prior year period. Excluding equity-based compensation of $60,000 of equity-based compensation expense incurred during the prior year period, which represents the excess cost of having settled certain outstanding accounts payable to a related party for legal services, legal expenses increased $67,000 over the prior year period. Although historically we have been able to accomplish savings by internalizing many corporate and regulatory functions and reducing our reliance on outside corporate legal services, these savings have been outpaced by an increase in litigation expense related to our defense of a class action law suit, multiple claims brought by our former chairman and chief executive officer, other pending legal matters disclosed in this Report. Although we have settled four claims during the last three months and aim to settle most of the remaining pending litigation matters, we expect litigation expense to remain high during the second half of fiscal year 2007. Corporate legal expenses are also expected to remain high as we pursue the filing of registration statements for stock issued to employees, consultants and investors, and proxy materials associated with our next shareholders' meeting, and then decrease during the remainder of calendar 2007. We also anticipate having to offer equity based compensation to settle legal expenses opportunistically in an effort to conserve cash.

Accounting fees increased $3,000 for the six months ended October 31, 2006 as compared to the prior year period. For the second half of fiscal year 2007, we expect a moderate decrease in accounting fees into the second half of fiscal year 2007 with normalized accounting activity and the continued use consultants in order to reduce external accounting costs and improve and generate efficiencies in our financial controls.

Investor and public relations expense decreased $65,000 for the six months ended October 31, 2006 as compared to the prior year period. During fiscal year 2006, we sought cost-effective solutions to our investor relations and public relations activities, so we could continue to direct majority of our resources toward more immediate concerns, such as product development, the funding of internal operations, and expenditures related to legal and regulatory matters. In June 2005, we entered into a cost-effective contract with a consultant to provide public media relations on a success fee basis and in August 2005 engaged an outside consultant to provide investor relations services at $2,000 per month. We anticipate investor and public relations expense to remain steady in the third quarter of fiscal year 2007 and increase moderately thereafter as we seek to develop increased awareness among the investor community.

Insurance expense decreased $7,000 for the six months ended October 31, 2006 over the prior year period. The decrease reflects a decrease in health insurance costs due to of personnel reductions and a decrease in Directors and Officers policy premiums which was renewed for an additional year at a lower cost than that of the prior year period. The decrease would have been more pronounced had healthcare cost of coverage for employees not increased. We expect insurance expenses for the remainder of fiscal year 2007 to decrease slightly; thereafter, we expect insurance expense to increase moderately with an anticipated expansion of operations as well as the need for comprehensive product liability coverage.

Travel expenses decreased $173,000 for the six months ended October 31, 2006 over the prior year period. The decrease was primarily due higher than normal travel expenses incurred during the prior year period with several overseas demonstrations, and our better administration of costs for offsite demonstrations. We expect that travel expenses for the remainder of fiscal year 2007 will increase moderately as our sales and marketing personnel continue to attend numerous key industry conferences and trade shows and make product demonstrations, management continues to meet with investors, consultants and potential strategic partners, and general business activity increases in connection with our commercialization objectives.

Other expenses for the six months ended October 31, 2006 decreased $246,000 as compared to the prior year period. Equity-based compensation expense for Edgar filing fees and marketing decreased $5,000 over the prior year period, business development expense decreased by $75,000 and marketing and conference and exhibition fee expense decreased by $10,000. Inventory impairment expense was $16,500 and restocking fees decreased by $11,000 to $26,000. Telephone, supplies and postage expenses decreased $50,000 in aggregate, due to cost-cutting measures, while building lease and facility expenses increased $3,000 over the prior year period, due to a change in the terms of our lease which requires us to pay electricity costs. Equipment transportation costs decreased $54,000 due to a reduction in overseas activities and improved planning and logistics, and we recorded $22,000 in property taxes, representing an increase of $19,000 over the prior year period. Additional savings were achieved in other areas such as, sponsor/participant fees and contributions to industry symposiums and related events and licenses and permits. While we do not anticipate other expenses to increase for the third quarter of fiscal 2007, we do expect an increase thereafter as our general business activity accelerates in connection with our commercialization objectives and heightened need for marketing and business development.

RESEARCH AND DEVELOPMENT

Net research and development expenses for the six months ended October 31, 2006 were $786,000, decreasing $69,000 over the prior year period. Excluding grant income which decreased $284,000 over the prior year period, research and development expenses decreased $353,000. During the six months ended October 31, 2006, we have issued or contracted to issue, equity-based compensation to consultants contracted to provide engineering and research services in lieu of cash. The major components of research and development expenses are as follows:

                         Six Months Ended October 31, 2006            Six Months Ended October 31, 2005
                    --------------------------------------------- -------------------------------------------
                        Cash &          Equity                       Cash &         Equity
                        Accrued          Based                       Accrued         Based                      Increase/
                       Expenses      Compensation      Total        Expenses     Compensation      Total        (Decrease)
                    --------------------------------------------- ------------------------------------------- --------------
Salaries & related      $ 357,000        $      --      $ 357,000     $ 381,000      $      --     $ 381,000      $ (24,000)
Consultants                54,000           90,000        144,000       218,000         29,000       247,000       (103,000)
Supplies                   23,000               --         23,000        68,000             --        68,000        (45,000)
Travel                      1,000               --          1,000            --             --            --          1,000
Depreciation              120,000               --        120,000       145,000             --       145,000        (25,000)
Other                     141,000               --        141,000       298,000             --       298,000       (157,000)
Grant Income                   --               --             --      (284,000)            --      (284,000)       284,000
                    --------------------------------------------- ------------------------------------------- --------------
             Total      $ 696,000        $  90,000      $ 786,000     $ 834,000      $  21,000     $ 855,000      $ (69,000)
                    --------------------------------------------- ------------------------------------------- --------------

Salaries and related for research and development activities decreased $24,000 for the six months ended October 31, 2006 as compared to the prior year period. This decrease reflects savings accomplished with personnel reductions commencing in the fourth quarter ended April 30, 2006 as part of cost-saving measures. As of date, an estimated $360,000 in annual salary and benefits expense has been eliminated with personnel reductions. For the remainder of fiscal year 2007, salary and benefits expense is expected to remain steady and increase only moderately in the second half of fiscal 2007, including an increase of equity based compensation with anticipated payments of common stock to certain members of our scientific staff as incentives. Based on current contractual negotiations, we anticipate grant income in the fourth quarter of fiscal 2007 which will allow us to offset some of the personnel costs associated with research and development.

Consulting expenses for research and development activities for the six months ended October 31, 2006 decreased $103,000 over the prior period from $247,000 to $144,000. Of this amount, $90,000 represents equity based compensation expense related to the issuance of shares of our common stock for engineering and manufacturing services. The decrease reflects a reduction of the number of scientific consultants over the prior year period. Going forward, we expect consulting fees for the second half of fiscal 2007 to remain steady and increase moderately thereafter as we anticipate expanding our use of consultants to meet our research and development objectives. We also expect to continue to issue consultants shares of our common stock in lieu of cash in an effort to conserve cash, and expect equity based compensation to remain a high percentage of overall consulting expense.

Supply expense decreased $45,000 for the six months ended October 31, 2006 as compared to the prior year due to cost-cutting measures and improved expense controls, as well as decreased participation in the number of funded research programs. In the event of an increase in our grant and cooperative development activity, related supply expense is expected to increase significantly in the second half of fiscal year 2007. However, we intend to continue to focus on the completion and advancement of our product commercialization and will direct most resources toward this objective.

Travel expenses increased slightly by $1,000 for the six months ended October 31, 2006 as compared to the prior year as our scientists were involved almost entirely in onsite research and development during the current year period than the prior year period. We expect travel expenses to increase moderately in the second half of fiscal 2007, and thereafter, with anticipated grants and awards, co-development programs and offsite testing.

For the six months ended October 31, 2006, depreciation expense decreased $25,000 as we purchased less equipment for research and development activities than during the prior year period. In light of our expected increase in research and development activities as we advance and/or develop prototypes and make technology improvements, we expect further research and development equipment purchases. Accordingly, with anticipated increases in capital expenditures over the next year, depreciation expense should increase respectively.

Other research and development expenses for the six months ended October 31, 2006 decreased $157,000 to $141,000 for the prior year period. Excluding equipment lease expense of $166,000 recorded during the prior year period, other research and development expenses increased $10,000. The increase was primarily comprised of a $15,000 increase in insurance premiums due to rate increases and the conversion of one scientific consultant to an employee. Also included in other expenses are building lease and facility expenses, which increased $30,000 over the prior year period to $94,000 as a result of a change in the terms of our lease which provides an increase in monthly payments with a corresponding increase in both square footage and cost per square foot, and a requirement to pay electricity costs. Other expenses also include extraordinary costs of $3,300 related to maintenance and repair and $24,000 of property taxes. During the period there were no amortization charges or use taxes, as compared to $37,000 recorded during the prior year period. In light of decreases in equipment lease expense and amortization charges with the cancellation of the equipment operating lease, as well as the anticipated reduction in insurance expense resulting from the departure of two scientists and one technician, we expect other research and development expenses to decrease for the remainder of fiscal year 2007.

Depreciation

Total depreciation expense for the six months ended October 31, 2006 and 2005 was $128,000 and $172,000, respectively. The decrease in depreciation expense reflects a decrease of equipment put into service during the proceeding and intervening period.

Interest Expense and Income

Total interest expense for the six months ended October 31, 2006 increased to $684,000 from $172,000 for the prior year period. Included in the $684,000 of total interest expense are $45,000 of interest paid or accrued on CNP issued to investors bearing interest rates per annum of 10% to 12%, $9,000 of interest accrued on balances due pursuant to certain litigation settlement agreements and consultant contracts, $11,000 of interest accrued or paid on finance agreements and lease purchase agreements, and $582,000 of debt discount expense associated with the beneficial conversion feature of CNP and detachable warrants.

Interest income for the six months ended October 31, 2006 was minimal.

Other Expenses

During the six months ended October 31, 2006, we recorded a loss on disposal of property and equipment of $3,000 and recorded a charge of $4,000 due to foreign currency exchange loss on payables due a foreign supplier.

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

During the six months ended October 31, 2006, we issued or committed to issue 72,792 shares of common stock as penalty expenses in the amount of $20,382, as compared to penalty expenses in the amount of $373,000 on the issuance of 562,898 shares of common stock issued in the prior year period. Although greatly reduced, certain holders of unregistered common stock who did not participate in the special warrant offer still may receive or accrue each month, as applicable, additional shares calculated as a percentage of the original number of shares purchased.

For the six months ended October 31, 2006, we recorded $97,102 as penalty expense for the issuance or committed issuance of warrants to purchase 1,141,538 common shares, as compared to penalty expenses in the amount of $633,000 on the issued or committed issuance of warrants to purchase 2,424,057 shares of common stock in the prior year period. The fair value of these warrants was determined using the Black-Scholes pricing model. Although greatly reduced, certain holders of warrants who did not participate in the special warrant offer still may accrue each month, as applicable, increases in the number of shares underlying their warrants, calculated as a percentage of the original number of the underlying shares.

For the six months ended October 31, 2006, we recorded no expense against CNP as penalties as compared to $12,000 of penalty expense incurred in the prior year period. Since all holders of CNP participated in the special warrant offer, we no longer accrue these penalties to holders of CNP.

In June and August 2006, we sold in a private placement 219.64 shares of Series B Convertible Preferred Stock to select accredited investors. Pursuant to the terms of the offering, we were to file a registration statement covering all the shares of common stock issuable upon conversion of the Series B Preferred Stock as well as obtain shareholder approval to increase the number of our authorized shares of common stock. As of date, we have failed to meet the registration requirements and obtain shareholder approval to increase authorized shares of common stock, and until we meet these requirements we will be subject to penalties equal to 1.0% per calendar month (not to exceed 10% in the aggregate), of the initial investment in the Preferred Stock until cured, or approximately $43,000 per month. For the six months ended October 31, 2006, we accrued penalties in the amount of $64,383 for failure to timely file a registration statement and for failure to increase the number of authorized shares to meet the reserve requirement to Series B Preferred Stockholders.

Stock-Based Compensation Expense

On May 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options.

Stock-based compensation expense recognized under SFAS 123(R) for the six months ended October 31, 2006 was $185,000, which consisted of share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the our unaudited Consolidated Statement of Operations for the six months ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

As stock-based compensation expense recognized in our unaudited Consolidated Statement of Operations for the six months ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. As of October 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $141,038, which will be amortized over the weighted-average remaining requisite service period of 2 years.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, we had cash and cash equivalents of $7,000 and no accounts receivable.

Other current assets, as of October 31, 2006 increased to $170,000 from $23,000 as of prior year end. At October 31, 2006, other current assets consisted primarily of a security deposit of $8,000 related to our facility lease, $92,000 of prepaid insurance, $44,000 of prepaid edgar filing services paid with equity, and $25,000 of prepaid financial consulting paid with equity.

As of October 31, 2006, accounts payable were $2,316,425, as compared to $2,090,182 for the prior year period. Accounts payables primarily consist of balances owed to vendors in connection with the purchase and lease of R&D equipment, as well as an increase in accrued and unpaid services from consultants and lawyers. We intend to settle a portion of the payables due service providers, where possible, through stock issuances.

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

Accrued expenses as of October 31, 2006 were $126,000, decreasing $503,000 from prior year end. The decrease was primarily due to the reclassification of $471,500 of expenses recognized in connection with certain settlement agreements entered into by us with regard to litigation filed against us. We intend to settle a portion of the accrued expenses due consultants, where possible, through stock issuances. Of the $126,000, include $64,000 of penalty expense accrued for failure to meet obligations to Series B Preferred Stockholders and $51,000 of consulting fees accrued and unpaid to a software consultant, payment of which may be settled with the issuance of shares of our common stock.

As of October 31, 2006, we continue to carry an estimated payroll tax liability of $43,000, related to equity based compensation provided by Microdevices for services rendered from June 1997 through February 2002 by officers, employees, directors, legal advisors and consultants. We have been making payments against this amount under a payment plan with the IRS, which also reduced a significant amount of the payroll tax liability and penalties accrued in the prior period. See "Note 7 - Accrued Payroll and Payroll Taxes" to our unaudited Consolidated Financial Statements. Excluding the payroll tax liability mentioned above, as of October 31, 2006, we have accrued payroll and payroll taxes of $157,000 as compared to $202,000 for the prior year end. This amount includes $69,000 in accrued payroll and payroll tax, $33,000 of deferred salaries for its President/CEO, as well as $51,000 for the value of accrued vacation by employees.

As of October 31, 2006, the Company had $983,000 of other current liabilities as compared to $703,100 for the year ended April 30, 2006. Of this amount, $903,100 represents deposits made by customers against purchases of our devices and services, which increased $200,000 over the prior year end, and $80,000 represents a liability associated with insurance premium payable per a finance agreement. The $903,100 amount is expected to remain recognized as deposits until the applicable revenue recognition criteria are met, the timing for which remains uncertain.

As of October 31, 2006, we had $108,000 of accrued interest, representing an increase of $30,000 from the prior year end and comprised primarily of interest accrued on CNP issued to investors, payment of which is expected to be converted into shares of our common or preferred stock.

Convertible Notes

Between September and November, 2005, we sold $600,000 of convertible notes payable (CNP) to various investors, of which $100,000 was subsequently repaid, with the investor using the money to purchase common shares upon exercise of warrants under the special warrant offer. The remaining $500,000 of CNP were issued with detachable warrants to purchase 400,000 shares of common stock with a three year term at an exercise price of $0.80 per share. During our special warrant offer, 360,000 shares of common stock were purchased upon exercise of these detachable warrants at a reduced exercise price of $0.20 per share, with the remaining warrants forfeited. The CNP holders have the option to convert the principal and accrued interest into shares of our common stock at a conversion price of $0.60 per share at any time until the later of the prepayment date or the maturity date. The Notes are senior to all of our existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000. The $500,000 of CNP became due in October and November 2006, at which time the interest rate increased to a default rate of 12% from 10% per annum. We anticipate most, if not all of the outstanding balance of the remaining CNP, plus any unpaid interest, will be automatically exchanged into shares of our preferred stock pursuant to the terms of the notes at a 10% discount in December 2006. See "Note 12 - Convertible Notes Payable" to our unaudited Consolidated Financial Statements.

In October 2006, we issued a secured promissory note for $60,000, in exchange for cash received by us in the same amount, to our Chairman. The note has a maturity of one year, bears interest at 10% per annum. The outstanding balance of the note, plus any unpaid interest, is anticipated to be automatically exchanged into our preferred stock at a 10% discount in December 2006.

In November 2006, we issued secured promissory notes for $235,000, in exchange for cash received by us in the same amount, to accredited investors. The notes have a maturity of one year, bear interest at 10% per annum. The outstanding balance of the notes, plus any unpaid interest, is anticipated to be automatically exchanged into our preferred stock at a 10% discount in December 2006.

As of October 31, 2005, we were delinquent on notes payable totaling $85,000 held by a shareholder and related party, which were issued by HiEnergy Microdevices and assumed by us upon the reverse takeover affected in April 2002. The notes have been subject to demand since November 1997; however, to date no demand has been received.

Settlement Agreements

On June 9, 2006, we entered into a Confidential Settlement Agreement and Mutual Release with a former consultant, Yeffet Security Consultants, Inc. ("YSCI"), which provides for a mutual reconciliation of disputes. As part of the Settlement Agreement, YSCI released us from all claims to recover the $449,540 being sought and forfeited its options to purchase up to 1,000,000 shares of our common stock. Pursuant to the Settlement Agreement, we made a cash payment of $27,000 and is obligated to make additional cash payments in the amount of $36,541 representing accrued and unpaid services and expenses incurred in 2003, and $153,000. The remaining cash payments were due upon 150 days following the execution of the Settlement Agreement together with simple interest of 8% per annum on any unpaid balance accruing from the execution of the Settlement Agreement until full payment, provided that the Company had an additional thirty-day cure period. Pursuant to the Settlement Agreement, the Company issued 775,000 shares (the "Settlement Shares") of its common stock to YSCI. As the Company is currently in breach of its obligations under the Settlement Agreement relating to the payment of money or the issuance of shares, YSCI, after providing written notice and five business days to cure any such breach, could have the arbitrator enter a judgment for the unpaid balance of the cash payments plus the cash value of any undelivered stock. In connection with the Settlement Shares issued, the Company recorded an expense of $249,500 based on the fair value of the common stock on the date of the settlement. Any such entry of judgment could adversely affect the Company's ability to continue as a going concern.


In September 2006, we entered into a Settlement Agreement and Mutual Release with SBI-USA ("SBI"). As part of the agreement, SBI agreed to cause the lawsuit to be dismissed and both parties agreed to release each other from any and all other claims each party might have against the other. Pursuant to the terms of the Settlement Agreement, we are required to pay SBI payments in the aggregate of $35,000. As of date, we have paid $14,750 and is required to pay SBI a lump sum payment due by December 29, 2006 in the amount of $20,250. In the event we fail to make the payment by the required date, we will have a ten-day period to cure. Should we not make the payment within the cure period, SBI would be entitled to an entry of judgment in its favor and against us in the amount of $60,000. If the Company does not have sufficient cash on hand to meet its obligations under this settlement agreement, the judgment could adversely affect the Company's ability to continue as a going concern.

Additional Liquidity Considerations

As of October 31, 2006, we had total current liabilities of approximately $4.5 million as compared to $4.5 million at the end of the prior year period. These liabilities greatly exceed our cash on hand. While we have received to date payments for the purchase of our products and services in the amounts of $603,100 and $200,000, respectively, we currently do not have receivables of significance. On December 10, 2006, we received a purchase order an order in the amount of $325,000 for one SIEGMA(tm) suitcase-borne explosives detection system on behalf of a Middle Eastern government's security agency. Fulfillment and delivery of this and other orders would be dependent, in part, on our ability to raise the necessary funds to meet its manufacturing costs and operating expenses, as well as the satisfaction of applicable export restrictions. Unless and until income generated from orders reaches a sufficient level to cover operating expenses and our liabilities, we are required to continue to sell equity or debt instruments in order to pay present liabilities and fund on-going operations. If we cannot attract investment or generate revenues, our ability to grow may be severely hindered and we may not be able to continue as a going concern.

In February 2006, in light of cost cutting measures instituted by us, we revised our estimated annual financial requirements fiscal year 2007 from a range of $5 to $10 million to a range of $3 to $4 million. This estimated amount takes into consideration the need to reconcile outstanding payables. Our budgeted operating expense for calendar year 2007 is currently estimated at $4.2 million, which assumes $3.2 million of general operating expense and $1 million of increased R&D and manufacturing expense. In order to meet our standards of performance and offer more competitive product, we anticipate additional R&D costs of approximately $500,000. We also estimate expenses related to the build-out of a manufacturing site to be about $500,000. Although, cash operating expense is projected to decrease from $6.1 million to $3.2 million, if we greatly expand our marketing and sales activities, general operating expense could increase significantly and the projected operating expense may be underestimated.

Although historically we have been able to raise capital through self-managed private placements of our equity, we currently do not have an institutional commitment for the additional capital necessary as of the date of this Report. In September 2005, we engaged a placement agent to provide certain advisory and placement services in connection with securing financing. From October 2005 to October 2006, we received through private placements to accredited and institutional investors a total of approximately $4 million in proceeds from financing activities, including $856,500 from the sale of convertible notes payable, $1.6 million from the exercise of warrants under our special warrant offer, $300,000 from promissory notes, as well as net proceeds of $1.3 million from the sale of Series B Convertible Preferred stock as part of a private placement of up to $5 million of our Series B Convertible Preferred Shares to accredited and institutional investors approved by the Board in June 2006.

We plan to continue to apply for several government contracts for future development projects; however, such contracts may not be obtained. We have successfully obtained a total of seven government development contracts to date from the U.S. Department of Defense, U.S. Department of Energy and U.S. Customs Service to finance our research and development. Contracts may be denied for reasons that include funding of the program, our financial position and abilities, or for other reasons. In December 2005, $1 million was appropriated for "stoichiometric" explosive detection systems with the U.S. Army under Program Element 0602712A. Although we expect these funds to be released for the delivery of our robot-borne detector to the U.S. Army based on contract negotiations held to date, we can provide no assurance when or if any funds will be released.

As to our commercial activities, from September 2005 to January 2006, we received payment in the amount of $603,000 against an order of two SIEGMATM systems from Southeastern Pennsylvania Transportation Authority (SEPTA). In August 2006, we received full payment from the Commonwealth of Pennsylvania against a purchase of a four-year maintenance and support services program in the amount of $200,000, which as deferred revenue will be earned and recorded as revenue on a straight-line basis over the period of the contracts. On December 10, 2006, we received a purchase order an order in the amount of $325,000 for one SIEGMA(tm) suitcase-borne explosives detection system on behalf of a Middle Eastern government's security agency. We also currently maintain a deposit against an order by Compania de Aprovisionamiento Especifico S.L. of Tenerife, Spain for one SIEGMATM system and expect to collect the balance of $227,000 upon delivery.

Until such time as we can (i) generate sufficient sales revenues to fund operations and research and development costs; and/or (ii) leverage our financial and developmental capabilities through strategic partnerships which provide financial support; and/or (iii) receive significant governmental grants, cooperative funding or purchase contracts, we will be required to raise an additional $3 to 4 million through the sale of securities to cover estimated expenditures for the remainder of fiscal 2007, subject to the successful implementation of our plan and the reduction of operating expenses. While we believe we will be able to obtain financing, there can be no assurance that such financing will be available on acceptable terms and conditions, or at all. Furthermore, there can be no assurance that we will be successful in implementing our plan.

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

In November 2006, we entered into a distribution agreement with Bartlett Nuclear, a leading nuclear services company, which was granted an exclusive right to purchase, inventory and promote for resale our products and services to commercial nuclear power plants throughout North America. Further, in December 2006, into a non-exclusive teaming agreement with Bartlett Services to identify and jointly bid for federal, state, and local government solicitations, the focus of which focus to be on explosive detection and radiation safety, monitoring and screening in the sectors of mass transit security, port security, harbor security, and critical infrastructure protection.

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

For the remainder of fiscal year 2007, we also intend to continue to accelerate and enhance our pre-market and aftermarket efforts, which address the warranty, service, maintenance, certification, licensing, export policy, product liability and customer service elements of our commercialization strategy. We have teaming agreements in place with a global maintenance company, have engaged outside specialists involved in certification, inspection, and risk management, and are seeking coverage of our products under the Safety Act to address product liability issues. In October 2006, the State of California - Health and Human Services Agency (HHSA), based on successful evaluations performed by the HSSA of the safety of our SIEGMA(TM) 3E3 and 3M3 systems, as well as our internal quality assurance and control program, issued us a sealed source and device registration certificate and an expanded radioactive materials license for manufacturing and commercial distribution. The certification effectively determined our SIEGMA(TM) 3E3 and 3M3 as safe and acceptable for commercial sale to authorized users in the United States and territories. Regulatory authorities at both the national and state levels will be able to rely on this certification in their evaluation of license requests by current and potential buyers and operators of our systems.

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

During the remainder of fiscal year 2007, we will continue to direct the greater portion of our production budget to our SIEGMA(TM) system, which management has prioritized in response to interest received from airport and transit system operators. In January 2005, we received our first order for one SIEGMA(TM) 3E3, followed by the order of two systems from SEPTA in June 2005. As for our vehicle-borne CarBomb Finder(TM) 3C4, we have upgraded the delivery platform design and are making enhancements to the vehicle assembly with the assistance of integration partners. In October 2005, we announced the order of one CarBomb Finder(TM) by the U.S. Army under a subcontract providing for the integration of our system in the Army's SmarTruck Multi-Mission Vehicle platform, the delivery of which has been postponed pending a cost extension under the contract.

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

In June 2005, we hired a consultant for six months experienced in strategic planning and financial and operational management to help us establish and refine a production system which includes supplier relations, material handling, manufacturing processes, labor force capabilities, and distribution systems. Further, in September 2005, we engaged an engineering and production consultant with substantial experience to build the internal mechanisms necessary to engineer, package and deliver our core technologies in the most cost effective manner, as well as develop a product test plan and quality control procedures. During the remainder of fiscal year 2007 and forward, we will continue to incorporate the business practices, management philosophies and technology tools necessary to optimize product design and engineering to allow for the easiest production, fastest assembly, best quality/reliability, and shortest time to market of our systems.

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

While we are seeking to reduce our dependency on the sale of our securities by funding working capital through proceeds from other sources, such as pre-sales, sales, additional development grants, government contracts, as well as the formation of joint ventures, we are still dependent on financing operations through the sale of our securities. The uncertainties of securing financing has limited our capacity to make greater investments in research and development, inventory and component procurement, and human resources, as well as the commercialization of our products. In light of the cost-cutting measures accomplished, we have adjusted our budgeted general operating expense for fiscal year 2007 to $3 to 4 million. Taking into consideration outstanding payables and the estimated total costs to further advance our current product line we estimate that our total financial requirements for calendar year 2007 (excluding contributions received through research and development grants) will be between $4 million and $6 million. We have recently raised $1.2 million through a private placement and are currently seeking an additional capital infusion of $3 to 4 million, which is our financial requirement for the remainder of fiscal year 2007 for administrative and operational costs, including personnel and consultant expenses, property and materials, and accounting/reporting and legal expenses. While there can be no assurance, we are hopeful that the cost-reduction plan affected during this period combined with anticipated revenue growth will improve our condition as a going concern.

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

Risks Related To Our Business

General Business Risks

We have a history of losses and an accumulated shareholders' deficit of $44,414,917 as of October 31, 2006, and we may never achieve profitability.

We have not generated any revenue from operations, and we have incurred net losses every year since our inception, including $3,370,906 for the six months ended October 31, 2006, as compared to $4,212,668 for the prior year period, and $42,374,460 for the period from August 21, 1995 (inception) through October 31, 2006. Although we reduced operating expenses during the last quarter of the fiscal year, our operating expenses remain high due in part to investments we are making in connection with the commercialization, manufacture and marketing of our initial Atometer(TM) detectors. To achieve profitability, we will need to generate significant revenue, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

We will need additional capital to meet our operating needs, and additional capital may not be available on favorable terms or at all.

During the period from May 1, 2005 through October 31, 2006, excluding sources or uses from working capital, we have experienced average monthly negative cash flows from operations of approximately $285,000 with no real revenue. As such, we must continually raise capital from the sale of equity or the placement of debt to private investors, or from government grants or development contracts, in order to fund our operations at current levels or at all. Our ability to raise additional funds in the public and private markets will be adversely affected if the results of our business operation are not favorable, or if the commercialization of our Atometer(TM) detectors are poorly received or fails altogether.

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

We have introduced our CarBomb Finder(TM), SIEGMA(TM) and STARRAY(TM) systems only recently, and all other applications of our technology are prototypes or at earlier development stages. For the year the six months ended October 31, 2006, we incurred expenses of $786,000 or 31% of total operating expenses on research and development, and we incurred expenses of $1,712,000 or 69% of total operating expenses on general and administrative expenses. We anticipate an increase in general and administrative expenses due to additional operating expenses demanded for commercialization and marketing of Atometer(TM) detectors. We anticipate research and development costs to stay approximately at the same level, to the extent that independent testing of our Atometer(TM) detectors will be required in order to obtain approvals from regulatory authorities or gain better market acceptance by industry partners or governmental officials.

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

Our independent certified public accountants qualified their opinion contained in our audited consolidated financial statements as of and for the year ended April 30, 2006 to include an explanatory paragraph related to our ability to continue as a going concern, stating that "the Company had negative cash flows from operations of $14,591,664 for the period from August 21, 1995 (inception) to April 30, 2006. In addition, the Company had an accumulated deficit of $40,432,588 and was in the development stage as of April 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern." The auditors recognize that the cash flow uncertainty makes their basic assumptions about value uncertain. When it seems uncertain whether an asset will be used in a "going concern" or sold at auction, the auditors assume that the business is a "going concern" for purposes of all their work, and then they disclose that there is material uncertainty about that assumption. It is definitely a consequence of our negative cash flows from operations that we continually need additional cash. At any time, a serious deficiency in cash flows could occur and it is not always possible or convenient to raise additional capital. A problem in raising capital could result in temporary or permanent insolvency and consequently potential lawsuits by unpaid creditors and perhaps closure of the business. All of these things are possibilities. It is certain, in any case, that analysts and investors view unfavorably any report of independent auditors expressing substantial doubt about a company's ability to continue as a going concern. Consequently, we urge potential investors to review the report of our independent certified public accountants and our consolidated financial statements before making a decision to invest in us, and not to invest in our common stock unless they can afford the potential loss of their entire investment.

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

In order to be successful, we must be able to manufacture, or contract for the manufacture of, our Atometer(TM) detectors in a scalable and cost effective manner, producing sufficient quantities on a timely basis, under strict quality guidelines and in compliance with regulatory requirements. To date, we have manufactured a limited number of systems for commercial sale, and have little experience in contracting third parties to manufacture the product for us. In order to move toward commercial production, in August 2004, we retained engineering and construction consultants to develop a detailed conceptual plan for a manufacturing facility, and in March 2005, we formed HiEnergy Mfg Company in order to create a semi-autonomous division to develop and manage the infrastructure, policies and controls for the manufacture and assembly of our Atometer(TM) detectors. We anticipate that we will need to make a substantial capital investment and recruit qualified personnel in order to build, equip and/or operate any manufacturing facility. Although we have not yet determined the timing as to the construction or build-out of a manufacturing facility, we intend to begin the initial phases of production of the first 10 Atometer(TM) detectors at our facilities in Irvine and to continue this effort during calendar 2007, or until either a manufacturing facility is constructed and/or equipped or an outsourced manufacturing contract is secured.

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

We have incurred net losses since our inception. For the year ended October 31, 2006, we reported net losses of $3,370,906 as compared to a net loss of approximately $4,212,668 for the prior year period. Our accumulated deficit through October 31, 2006 is $44,414,917. We expect that our losses will continue into calendar 2007. We estimate that our aggregate financial requirements will be between $4 million and $6 million for the fiscal year, until we can generate sufficient revenues from sales to cover our operating costs. One of the factors for the continuation of such anticipated losses is that we are highly dependent on governmental customers, which typically require long lead times before sales are made.

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

Corporate Risks

We have identified weaknesses in our internal controls which may affect our ability to comply with our public company reporting obligations, and any lack of compliance with these reporting obligations could give rise to potential regulatory and/or shareholder actions that could have a material adverse effect upon our business and financial condition, and the market value of our stock,

Our management has concluded that our system of disclosure controls and procedures were not effective in meeting our disclosure obligations under the federal securities laws, due primarily to two weaknesses: (i) a lack of segregation of duties and (ii) a lack of a more systemic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses result primarily from a lack of capital and human resources. Although we plan to hire additional personnel, we can offer no assurances that we will be successful. If we are unsuccessful in strengthening our system of disclosure controls and procedures, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares

We may have increasing difficulty to attract and retain outside members of our board of directors.

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

The amount of the penalties paid or accrued as a result of the defaults described above for the six months ended October 31, 2006 is 72,792 shares of common stock and warrants to purchase an additional 1,141,538 shares of common stock. Our existing stockholders have suffered, and will continue to suffer, substantial dilution as a result of the issuance and payment of these securities as penalties. Such dilution can have a material and adverse impact upon the actual and perceived value of our shares, which can be a depressive force upon the price of our stock at market and cause losses for our existing stockholders, as well as render it much more difficult for us to raise additional equity capital in the future.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors and litigation against us.

From February 27, 2002, when trading in our shares commenced, through the date of this Report, the high and low closing bid prices of our common stock were $3.10 and $0.08, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and include:

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

There were 68,851,390 shares of our common stock outstanding as of October 31, 2006. We also may be required to issue up to 704,190 shares of our common stock to former holders of options and warrants of HiEnergy Microdevices who hold rights to purchase our shares of common stock at $0.156 per share. These rights survived the short-form merger completed in January 2005, and may be exercised any time before April 25, 2007, subject to the payment of promissory notes representing the purchase price. We also had outstanding as of October 31, 2006, warrants to purchase 20,453,111 and options to purchase 9,399,844 shares of our common stock. As of October 31, 2006, we also had 219.64 shares of Series B Convertible Preferred outstanding which may be converted at any time into 7,321,333 shares of our common stock and convertible notes which may be converted at any time into 918,626 shares of our common stock. If we issue all of the shares underlying for those warrants and options in-the money, based on the October 31, 2006 closing price of our common shares of $0.13, and then outstanding convertible securities, and all committed but unissued shares, this would result in approximately 11% dilution, of the ownership interest of holders of our common stock, approximately $551,175 in forgiveness of indebtedness.

Under our current business plan, we must also raise funds in part by issuing new equity securities, which would have a dilutive effect on the percentage ownership of stockholders. The shares issued in such transactions could be very large and may even exceed the number of shares issued and outstanding today, which would significantly decrease the percentage ownership of current stockholders. Additionally, our outstanding Series B Preferred Stock have full-ratchet provisions on the conversion price and the exercise of the accompanying warrants. In the event, we raise equity or equity-linked securities at lower prices in the future, then the conversion price will be adjusted downwards to match that of such subsequent sale, which could result in further substantial dilution.

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

We also may be required to sell restricted equity securities at prices less than the market price for unrestricted shares. We have thus far sold restricted equity securities at prices less than prevailing market prices of our stock and have issued convertible debt. When the shares that are issuable in connection with those securities become available for public sale, the additional supply of shares may adversely affect the market price of our common stock. Also, our anticipated private financings and the exercise or conversion of securities outstanding may dilute the voting or other rights of other holders at the time, or be prior and senior or receive rights that the holders of common stock do not have, which could reduce the economic value of our common stock.

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

Any inability to timely meet our filing obligations may result in our removal from the OTC Bulletin Board.

Pursuant to NASD Rule 6530(e), any company quoted on the OTC Bulletin Board that is delinquent in filing its quarterly or annual reports three times in a 24-month period and/or is actually removed from the OTC Bulletin Board for failure to file two times in a 24-month period is ineligible for quotation on the OTC Bulletin Board for a period of one year. As we were delinquent in filing our Annual Report for fiscal year 2006 and our Quarterly Report for the quarter ended July 31, 2006, any such additional delinquency during the next two years would subject us to removal from the OTC Bulletin Board. AS the OTC Bulletin Board is currently the only public market for our common stock, the removal from the OTC Bulletin Board would make it much more difficult for our shareholders to either dispose of, or to obtain quotations as to the price of, our common stock. Additionally, removal from the OTC Bulletin Board would adversely impact our ability to raise capital.

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006. This evaluation was carried out by Roger W.A. Spillmann in his capacity as our Chief Executive Officer and Treasurer. Based upon that evaluation, Mr. Spillmann concluded that our disclosure controls and procedures were not effective in meeting our requirements as to the disclosure of material information in our reports filed under the Exchange Act. Two areas of weakness were identified in the evaluation: (i) a lack of segregation of duties due to understaffing and (ii) a lack of a more systematic and formal approach to the conduct of our corporate, financial and business affairs. These weaknesses, which we continue to experience, are primarily the result of a general lack of capital and human resources dedicated to make the improvements necessary for timely reporting and disclosure. Currently, Mr. Spillmann serves simultaneously as our Chief Executive Officer, President, Treasurer and Secretary. In order to further segregate the duties of our officer positions, we are attempting to recruit additional officers as well as other employees experienced with the implementation and evaluation of disclosure controls and procedures for timely financial reporting, including a full-time Controller. Currently, we employ the use of accounting consultants to serve some of these roles. We can offer no assurance that we will successfully recruit such employees, as our ability to do so is limited by our available capital resources.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with his evaluation of our disclosure controls and procedures as of October 31, 2006, as described above, Mr. Spillmann also determined that during our most recent fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2006, a claim was filed against us with the Supreme Court of New Jersey, by PR Newswire (No. DC-021930-06). Claimant is seeking collection of $9,445 allegedly owed to it for services purported to have been provided to us. As of this date, neither we nor legal counsel have made a determination as to the merits of, or possible defenses to, the claim, and are unable to predict a meaningful estimate of the costs of defending against the claim at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SET FORTH BELOW IS INFORMATION REGARDING THE ISSUANCE AND SALE OF UNREGISTERED SECURITIES IN THE QUARTER ENDED OCTOBER 31, 2006.

o In October 2006, we committed to issue 12,132 shares of our common stock, par value $0.001, (the "Shares")and warrants to purchase 197,289 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

o In October 2006, we committed to issue 25,000 Shares to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 Shares. We believe the issuances of these securities were exempt under Section 4(2) of the Securities Act.

o In October 2006, we committed to issue 535,714 Shares of common stock to Vladimir Stanich, an engineering consultant in settlement for $75,000 in consulting services earned from July 1, 2006 to October 31, 2006, pursuant to the terms of an engagement agreement. Mr. Stanich is an accredited investor and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

o In October 2006, we issued a secured promissory note for $60,000, in exchange for cash in the same amount, to our Chairman, William Nitze. The note has a maturity of one year, bears interest at 10% per annum. The outstanding balance of the note, plus any unpaid interest, will be automatically exchanged into our next financing with gross proceeds totaling at least $220,000, at a 10% discount. The holder is an accredited investor and we believe the issuance of the note is exempt under Section 4(2) of the Securities Act and Regulation D.

o In September 2006, we committed to issue 12,132 Shares and warrants to purchase 194,476 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

o In September 2006, we issued 180,000 Shares, previously committed, to Vintage Filings LLC and assigns as compensation for one year of Edgar filing services. The holders are accredited investors and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

o In September 2006, we issued 195,000 Shares, previously committed in the prior year period to the members of our Board of Directors, as compensation for meeting attendance, each board member receiving 5,000 Shares. We believe the issuances of these securities were exempt under
         Section 4(2) of the Securities Act.

o In August 2006, we issued 12,132 Shares and committed to issue warrants to purchase 191,661 Shares at various exercise prices between $0.45 and $1.75, to various holders of securities with registration rights as a penalty, due to our inability to file and maintain effective a registration statement within certain specified deadlines. These holders were accredited investors when they acquired the right to receive these shares and warrants and we believe the issuances of these securities are exempt under Section 4(2) of the Securities Act and Regulation D.

o In August 2006, we issued 775,000 Shares, previously committed in the previous quarter period to Yeffet Security Consultants, Inc. as part of a settlement agreement of a claim filed against us. The holder is an accredited investor and we believe the issuance of these securities is exempt under Section 4(2) of the Securities Act and Regulation D.

SERIES B PREFERRED

In August 2006, we issued a total of 8.00 shares of our Series B Convertible Preferred Stock to various accredited investors together with Series B-1 Warrants and Series B-2 Warrants to purchase 80,000 at $0.45 per share and 53,333 at $0.60 per share, respectively. As of October 31, 2006, we have 219.64 shares of our Series B Convertible Preferred Stock outstanding. The Series B-1 Warrants and Series B-2 Warrants are exercisable until August 17, 2011 and have exercise prices of $0.45 and $0.60, respectively the "Warrant Prices"). The Warrants provide the Investors with ratchet rights, whereby the exercise price of the Warrants will be reduced to equal the price of any new shares (or common share equivalents) sold below the Warrant Prices. Further, commencing one (1) year following the date of issuance, if (i) the traded market price of the shares of common stock of the Company is greater than the Warrant Price and (ii) a registration statement under the Securities Act provided for the resale of the shares underlying the Warrants is not then in effect, the Investors may exercise the Warrants by cashless exercise.

The Series B Preferred Shares are convertible into shares of common stock of the Company at $0.30 per share (the "Conversion Price"). The Conversion Price is subject to downward adjustments in the event we issue or sell more common stock; however we are not required to make any adjustment to the Conversion Price upon
(i) issuances of any additional shares of common stock and warrants therefore in connection with a merger, acquisition or consolidation, (ii) issuances of additional shares of common stock pursuant to a bona fide firm underwritten public offering of securities, (iii) any issuances of warrants to purchase shares of common stock issued pursuant to the Agreement, (iv) issuances of securities pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date hereof or issued pursuant to the Agreement, (v) issuances of warrants to the placement agent for the transactions contemplated by the Agreement or in connection with other financial services rendered to us, (vi) the payments of any dividends on the Series B Preferred Stock, (vii) issuances of additional shares of common stock in connection with license agreements, joint ventures and other strategic partnering arrangements so long as such issuances are not for the primary purpose of raising capital, and (viii) issuances of common stock or the issuance or grants of options to purchase common stock pursuant to stock option incentive plans and employee stock purchase plans outstanding on the date hereof.

The Series B Preferred Shares have a liquidation preference of $10,000 per share. The Series B Holders are entitled to receive, out of any assets at the time legally available thereof and as declared by the Board of Directors, dividends at the rate of 8% per share per annum until January 1, 2007, at which time this rate will increase to 10%. If we have an effective registration statement for the sale of the common shares to be received in conversion of the Series B Preferred Shares and the closing bid price of our traded common shares exceeds $1.00 for a period of 20 consecutive trading days, the Series B Preferred Shares will automatically convert into shares of our common stock.

On August 17, 2006, we committed to issue 10,667 shares of our common stock in lieu of cash at the rate of 8% percent per annum, as a prepayment of dividends for the first six months following the closing pursuant to the offering terms.

In connection with the offering, we paid fees in the amount of $8,000, together with a warrant to purchase 21,333 shares of our common stock at $0.30 per share to Burnham Hill Capital Partners, a division of Pali Capital, a licensed broker-dealer. In September 2006, we committed to issue 2.5 Series B Preferred Shares, as offering costs to Viewtrade Securities, as placement agent with a redemption value of $25,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As previously reported, on November 7, 2005, the Company closed the sale of a series of Senior Convertible Promissory Bridge Notes with an aggregate principal face amount of $500,000 ("Bridge Notes"). The Bridge Notes are senior to all of its existing indebtedness, other than any current or future accounts receivable financing up to an aggregate face amount of $1,000,000. These Bridge Notes matured from October 17, 2006 to November 7, 2006, upon which the Bridge Notes began to accrue interest at the default rate of 12% per annum. As of the date of this Report, the Company has negotiated the exchange of Bridge Notes into the Company's preferred stock and is currently in default on Bridge Notes with principal and interest in the amount of $84,365.75. The Company intends to negotiate the exchange, conversion or repayment of the notes, but can provide no assurances that any such repayment or conversion will occur or will occur on terms favorable to the Company.

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

  10.137 (36)     Award Contract between HiEnergy Microdevices, Inc. and the
                  U.S. Department of Defense dated February 12, 2002 (filed in its entirety)
  10.138 (36)     Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Microdevices, Inc. dated March 26, 2002 (filed in its entirety).
  10.139 (36)     Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Technologies, Inc. dated November 17, 2003 (filed in its entirety)
  10.140 (36)     Form of Convertible Promissory Note issued to Yocca, Patch &
                  Yocca, LLP and/or Nicholas J. Yocca
  10.141 (36)     Form of Promissory Note issued to Maglich Family Holdings,
                  Inc.
  10.142 (36)     Debt Conversion Agreement with form of Warrant to purchase shares of common stock of HiEnergy Technologies, Inc. dated
                  October 27, 2004 between HiEnergy Technologies, Inc. and
                  Maglich Family Holdings, Inc.
  10.143 (36)     Assignment of Patent Rights by Dr. Bogdan C. Maglich to
                  HiEnergy Technologies, Inc. dated November 17, 2003 (filed in its entirety)
  10.144 (36)     Assignment of Patent Rights by Dr. Kevin Mckinny to HiEnergy
                  Technologies, Inc. dated November 17, 2003 (filed in its
                  entirety)
  10.145 (36)     Teaming Agreement between HiEnergy Technologies, Inc. and
                  Williams-Sterling, Inc. dated effective January 30, 2006
  10.146 (36)     Reseller Agreement between HiEnergy Technologies, Inc. and
                  Williams-Sterling, Inc. dated effective January 30, 2006
  10.147 (36)     Joint Marketing Agreement between HiEnergy Technologies, Inc.
                  and Laseroptronix, AB dated January 15, 2006
  10.148 (36)     Engagement Letter between HiEnergy Technologies, Inc. and Dr.
                  Vladivoj Valkovic dated February 16, 2006
  10.149 (36)     Independent Contractor Agreement between HiEnergy
                  Technologies, Inc. and Radiation Safety Academy dated February
                  8, 2006
  10.150 (37)     Employment Agreement between HiEnergy Microdevices, Inc and
                  Dr. Bogdan C. Maglich dated March 6, 2002 (Corrected version of the agreement previously filed as Exhibit 10.5 to the
                  Company's Annual Report on Form 10-KSB for the fiscal year ended April 20, 2002 filed with the SEC on July 29, 2002.
  10.151 (38)     Equipment Sales Agreement (Contract No. 19107), as amended, between Southeastern Pennsylvania Transportation Authority and
                  HiEnergy Technologies, Inc., dated May 18, 2006.
  10.152 (38)     Purchase Order in the amount of $200,000 from the Commonwealth of Pennsylvania, Pennsylvania Emergency Management Agency
                  (PEMA) on behalf of Southeastern Pennsylvania Transportation
                  Authority.
  10.153 (39)     Confidential Settlement Agreement and Mutual Release between
                  HiEnergy Technologies, Inc. and Yeffet Security Consultants,
                  Inc., dated June 9, 2006.
  10.154 (41)     Confidential Settlement Agreement between CH2M Hill Lockwood
                  Greene and the HiEnergy Technologies, Inc., dated July 20,
                  2006.
  10.155(42)      Copy of U.S. Nuclear Regulatory Commission Materials License
                  dated June 30, 2006 and expiring June 30, 2016.
  10.156(42)      Copy of State of California Certificate of Radiation Machine
                  Registration expiring March 31, 2008.
  10.157(43)      HiEnergy Technologies, Inc. 2006 Consultant Stock Plan
  10.158(44)      Form of Secured Promissory Note issued to Chairman William
                  Nitze and several accredited investors.
  10.158(44)      Form of Security Agreement between HiEnergy Technologies and holders of Secured Promissory Notes.
  10.160(45)      Copy of Exclusive Distributorship Agreement dated November 3,
                  2006 between Bartlett Nuclear, Inc. and HiEnergy Technologies,
                  Inc.
  10.161*         Teaming Agreement by and between HiEnergy Technologies, Inc.
                  and Bartlett Services, Inc. dated November 27, 2006.
  14.1 (9)        Code of Ethics for Senior Financial Officers of HiEnergy
                  Technologies, Inc.
  16.1 (1)        Letter of Manning Elliott

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

(43) Filed on September 15, 2006 as an exhibit to HiEnergy Technologies' annual report on Form 10-KSB for the fiscal year ended April 30, 2006, and incorporated herein by reference.

(44) Filed on November 7, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated November 7, 2006 and incorporated herein by reference.

(45) Filed on November 8, 2006 as an exhibit to HiEnergy Technologies' report on Form 8-K dated November 8, 2006 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HIENERGY TECHNOLOGIES, INC.



Date: December 20, 2006                      /s/ Roger W.A. Spillmann
                                             -----------------------------------
                                             Roger W.A. Spillmann,
                                             Chief Executive Officer, President,
                                             and Treasurer
                                             (Principal Executive Officer and